Form 10-Q
period 1996-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-05-15
CIK 875729

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                           Form 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     QUARTERLY PERIOD ENDED   March 31, 1996   OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE
     TRANSITION PERIOD FROM __________ TO __________


Commission file number    0-19333
                       -------------

                  Bion Environmental Technologies, Inc.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


           Colorado                           84-1176672
- - -------------------------------             ----------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


   555 17th Street, Suite 3310
      Denver, Colorado                          80202
- - -------------------------------              ----------
   (Address of principal                     (Zip Code)
      executive offices)


                          (303) 294-0750
       ---------------------------------------------------
       (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

The number of shares outstanding of registrant's classes of common equity, as of May 13, 1996:

          Common Stock, No Par Value, 1,654,642
          Series B Convertible Preferred Stock, $.001
            Par Value, 18,834 shares

Bion Environmental Technologies, Inc.               Form 10-QSB
                                                 March 31, 1996




                              INDEX



PART I    FINANCIAL INFORMATION                       PAGE NO.


ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
               June 30, 1995 and
               March 31, 1996.....................        F2

          Consolidated Statements of Operations:
               For the Nine Month Periods Ended
               March 31, 1995 and
               March 31, 1996.....................        F3

          Consolidated Statements of Operations:
               For the Three Month Periods Ended
               March 31, 1995 and
               March 31, 1996.....................        F4

          Consolidated Statements of Cash Flows:
               For the Nine Month Periods Ended
               March 31, 1995 and
               March 31, 1996.....................        F5

          Consolidated Statement of Changes in
          Stockholders' Equity....................        F6

          Notes to Consolidated Financial Statements      F7-F9


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION........................          3



PART II        OTHER INFORMATION


ITEMS 1-6      ........................................      6

                      FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Balance Sheets

                                                    March 31,     June 30,
                                                      1996          1995
                                                   (Unaudited)    (Audited)
                                                    ---------      --------
          Assets
Current assets
     Cash and cash equivalents                     $  290,706  $    3,801
     Marketable securities                            298,527   1,274,647
     Contract receivables                              12,288      60,696
     Work in progress                                 436,503     463,393
     Prepaid expenses and other                         3,722       2,701
                                                    ---------   ---------
        Total current assets                        1,041,746   1,805,238

Property and equipment, net                             3,821       5,004
                                                    ---------    --------
Other assets
     Patents, net                                      26,021      25,758
     Deferred long term contract costs                117,442     117,442
                                                     --------    --------
        Total other assets                            143,463     143,200
                                                   ----------  ----------
        Total assets                               $1,189,030  $1,953,442
                                                   ==========  ==========
          Liabilities and Stockholder Equity
Current liabilities
     Accounts payable                              $  228,028  $  280,902
     Notes payable - stockholders                     136,463     166,463
     Accrued payroll expense                           22,264      15,718
     Accrued payroll                                  174,167     159,350
                                                      -------     -------
        Total current liabilities                     560,922     622,433

Long-term liabilities
     Notes payable - stockholders                   2,007,035   1,926,114
     Deferred contract revenue                        382,500     382,500
                                                    ---------   ---------
        Total liabilities                           2,950,457   2,931,047
                                                    ---------   ---------
Commitments and contingency

Stockholders' (deficit)
     Preferred stock, Series B, $.001 par value
       85,000 shares authorized, 18,834
       (March 31, 1996 and June 30, 1995)
       shares issued and outstanding                   95,482      95,482
     Preferred stock, Series A, $.001 par value
       10,000,000 shares authorized, 0
       (March 31, 1996) and 90 (June 30, 1995)
       shares issued and outstanding                        0      20,250
     Common stock, no par value, 100,000,000
       shares authorized, 1,654,642 (March 31,
       1996) and 1,449,959 (June 30, 1995) shares
       issued and outstanding                       3,422,324   2,926,142
     Common stock subscribed                           33,190      19,338
     Accumulated deficit                           (5,312,423) (4,038,817)
                                                   -----------  ----------
    Total stockholders (deficit)                   (1,761,427)   (977,605)
                                                   -----------  ----------

    Total liabilities and stockholders (deficit)   $1,189,030   $1,953,442
                                                   ==========   ==========


            See Notes to Consolidated Financial Statements

                 Consolidated Statements of Operations

                                                     Nine Months Ended
                                                         March 31
                                                  1996            1995
                                                (Unaudited)   (Unaudited)
                                                -----------   -----------
Contract revenues                                 $  97,735     $  50,580

Contract costs                                       96,096       198,412
                                                   --------      --------
     Gross profit (loss)                              1,639      (147,832)

General and administrative expenses               1,209,005       900,533
                                                -----------    -----------
Loss from operations                             (1,207,366)   (1,048,365)

Other income (expense)
     Interest income                                  1,324        99,117
     Interest expense                              (146,357)       (6,364)
     Research and development                       (58,760)      (47,149)
     Gain (loss) on marketable equity
         securities                                 137,553       (17,756)
     Stock for services                                          (315,000)
                                                ------------  ------------
Net (loss)                                      $(1,273,606)  $(1,335,517)
                                                ============  ============
(Loss) per weighted average share of common
         stock                                  $     (0.81)  $     (0.95)
                                                ============  ============

Weighted common shares outstanding                1,575,016     1,406,094
                                                 ===========   ===========





























            See Notes to Consolidated Financial Statements

                 Consolidated Statements of Operations

                                                     Three Months Ended
                                                          March 31
                                                       1996         1995
                                                   (Unaudited)   (Unaudited)
                                                   -----------   -----------
Contract revenues                                   $  12,747       $  8,281

Contract costs                                         30,964         64,713
                                                      --------       --------
     Gross profit (loss)                              (18,217)       (56,432)

General and administrative expenses                   462,633        334,163
                                                     ---------      ---------
Loss from operations                                 (480,850)      (390,595)

Other income (expense)
     Interest income                                    1,303         99,117
     Interest expense                                 (52,421)        (5,914)
     Research and development                         (20,942)       (10,882)
     Gain (loss) on marketable equity securities      (35,675)         1,918

Net (loss)                                          $(588,585)     $(306,356)
                                                    ==========     ==========
(Loss) per weighted average share of common stock   $   (0.36)     $   (0.21)
                                                    ==========     ==========

Weighted common shares outstanding                  1,648,709      1,445,477
                                                    ==========     =========




























            See Notes to Consolidated Financial Statements

                 Consolidated Statements of Cash Flows

                                                      Nine Months Ended
                                                          March 31,
                                                      1996          1995
                                                  (Unaudited)    (Unaudited)
                                                  -----------    -----------
Cash flows from operating activities
     Net (loss)                                   $(1,273,606)   $(1,335,517)
     Adjustments to reconcile net loss to
     net cash provided/used by
     operating activities -
        Depreciation and amortization                   2,515          3,158
        (Increase) decrease in valuation allowance   (137,553)        79,406
        Issuance of stock for services
          and interest                                123,054        322,338
     Change in assets and liabilities -
        Contract receivables                           75,298       (177,284)
        Prepaid expenses                               (1,021)        (4,085)
        Accounts payable                              (52,874)       115,242
        Accrued compensation                           21,363         31,266
        Deferred contract revenue                         ---        198,100
        Deferred long-term contract costs                 ---        (66,726)
                                                   -----------      ---------
          Net cash (used in) operating activities  (1,242,824)      (834,102)
                                                   -----------      ---------
Cash flows from investing activities
     Investments in patents                            (1,595)       (11,628)
     Sale of marketable equity securities           1,113,673            ---
          Net cash (used in) provided by investing  ---------       ---------
          activities                                1,112,078        (11,628)
                                                    ---------       ---------
Cash flows from financing activities
     Proceeds from shareholder notes - net             50,921        250,000
     Proceeds from sale of stock                      366,730        107,982
     Payment on investment instrument                     ---        474,677
                                                      -------        -------
          Net cash provided by financing activities   417,651        832,659

Net increase (decrease) in cash and cash equivalents  286,905        (13,071)

Cash and cash equivalents at beginning of period        3,801         21,416
                                                      -------        -------
Cash and cash equivalents at end of period          $ 290,706       $  8,345
                                                    =========       ========






Footnote:

     Supplemental Cash Flow Information
        Cash Paid for Interest:                        $40,682      $8,766



            See Notes to Consolidated Financial Statements

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
             and Its Wholly Owned Subsidiary Bion Technologies, Inc.

            Consolidated Statement of Changes in Stockholders' Equity

                                 Series A                    Series B
                             Preferred Stock            Preferred Stock
                            Shares       Amount        Shares         Amount
                            -------------------        ---------------------
Balances at June 30, 1995     90      $  20,250          18,834      $ 95,482

Common stock subscriptions
  for services                --             --              --            --

Conversion of Preferred A
  Stock into common stock    (90)       $(20,250)            --            --

Issuance of common stock
  for cash                    --              --             --            --

Issuance of common stock
  for services                --              --             --            --

Net (loss) for the period
  ended September 30, 1995    --              --             --            --
                             ----        -------          ------     --------
Balances at
  September 30, 1995          -0         $    -0          18,834     $ 95,482

Common stock subscriptions
  for services                --              --              --           --

Issuance of common stock
  for cash                    --              --              --           --

Issuance of common stock
  for services                --              --              --           --

Net (loss) for the period
  ended December31, 1995      --              --              --           --
                             ----         ------          ------     --------
Balances at December 31,
  1995                         0               0          18,834     $ 95,482

Common stock subscriptions
  for services                --              --              --           --

Issuance of common stock
  for cash                    --              --              --           --

Issuance of common stock
  for services                --              --              --           --

Net (loss) for the period
  ended March 31, 1996        --              --              --           --
                             ----          -----           ------    --------
Balances at March 31, 1996     0               0           18,834    $ 95,482
                             ====          =====           ======    ========

               See Notes to Consolidated Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
             and Its Wholly Owned Subsidiary Bion Technologies, Inc.

            Consolidated Statement of Changes in Stockholders' Equity

<CPTION>
                                              Common
                      Common Stock         Stock     Accumulated
                  Shares         Amount  Subscribed   (Deficit)      Total
                  ---------------------  ----------  -----------    --------
Balances at
June 30, 1995     1,449,959  $2,926,142   $ 19,338  $(4,038,817)    $(977,605)

Common stock
subscriptions
for services             --          --   $  2,000           --     $   2,000

Conversion of
Preferred A Stock
into common stock     4,500   $  20,250         --           --             0

Issuance of common
stock for cash       51,260   $ 102,520         --           --    $  102,520

Issuance of common
stock for services   25,000   $  50,000         --           --    $   50,000

Net (loss) for the
period ended
September 30, 1995       --          --         --     (146,296)   $ (146,296)
                     ------   ---------   --------     ---------   -----------
Balances at
September 30,
1995              1,530,719  $3,098,912   $ 21,338  $(4,185,113)    $(969,381)

Common stock
subscriptions
for services             --          --   $  6,587           --     $   6,587

Issuance of common
stock for cash       75,500   $ 199,500         --           --     $ 199,500

Issuance of common
stock for services   16,723   $  53,502   $(10,003)          --     $  43,499

Net (loss) for the
period ended
December31, 1995         --          --         --   $ (538,725)    $(538,725)
                     ------   ---------    -------   -----------    ----------
Balances at
December 31,
1995              1,622,942  $3,351,914   $ 17,922  $(4,723,838)  $(1,258,520)

Common stock
subscriptions
for services             --          --   $ 15,268           --   $    15,268

Issuance of common
stock for cash       29,800   $  64,710         --           --    $   64,710

Issuance of common
stock for services    1,900   $   5,700         --           --    $    5,700

Net (loss) for the
period ended
March 31, 1996           --          --         --    $(588,585)   $ (588,585)
                   ---------  ----------  ----------  ----------   -----------
Balances at
March 31, 1996     1,654,642  $3,422,324  $ 33,190  $(5,312,423)  $(1,761,427)
                   =========  ==========  ========  ============  ============

                   See Notes to Consolidated Financial Statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Accounting Policies

The summary of the registrant's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB at June 30, 1995.

The accompanying unaudited condensed financial statements and disclosures reflect all adjustments (all of which are normal recurring accruals) in the ordinary course of business which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow. The results of operations for the periods indicated are not necessarily indicative of the results for a full year.

Note 2 - Note Payable - Stockholder

On May 12, 1995 Bion entered into an agreement with a shareholder whereby the Company received 28,572 shares of common stock of Cyclopss Medical Systems, Inc., valued at $125,000 and a convertible promissory note of Delta Petroleum Corporation ("Delta") with a face value of $660,000 (valued by the parties at $1,220,000 because of the terms of the conversion feature, among other things) all in exchange for a note payable to the shareholder in the amount of $1,345,000. All of the Delta promissory note was converted into Delta common stock at a rate of $3.30 per share for a total of 200,000 shares. In addition, the Company received 8,042 shares of Delta common stock for accrued interest through November 20, 1995. Commencing May 15, 1998, the shareholder will have the option to convert all or part of the outstanding sums due under the note to common stock of the Company at a price equal to the lowest of $2.375 per share, 75% of the closing average market bid price over 30 days prior to conversion or 87 1/2 % of the lowest price for which common stock has been issued during the term.

In addition, the shareholder had advanced the Company $235,000 in cash and satisfied $325,000 of Company accounts payable for a total of $560,000, on a note accruing interest at 12% per annum. The shareholder also provided legal service to the Company in the amount of $11,375. Total interest accrued on the note was $24,365. All of the above was rolled into the May 12, 1995 agreement for a total of $1,926,114. During the quarter ended March 31, 1996 the Company converted all of the accrued interest ($80,921) into the long term promissory note ($1,926,114) for a new total of $2,007,035.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (cont'd)

Notes payable to stockholders, due on demand,
interest ranging from 11% to 12%, payable monthly.           $  136,463

Note payable to stockholder, interest at 12%
payable monthly, due May 16, 2000.                           $2,007,035
                                                             ----------
                                                             $2,143,498
                                                             ==========

Future maturities of notes payable.
     1996                                    $  136,463
     1997                                          -
     1998                                          -
     1999                                          -
     2000                                    $2,007,035
                                             ----------


                                                              $2,143,498
                                                              ==========

Note 3 - Marketable Securities

                             March 31, 1996           June 30, 1995
                         Market Value    Cost    Market Value      Cost
                         ------------  -------   ------------    ---------
Common Stock
Delta Petroleum         $  298,527   $  278,164    $1,178,720    $1,201,538
Cyclopps Medical
Systems                         --           --    $   95,927    $   98,750
                        $  298,527   $  278,164    $1,274,647    $1,300,288

Market values for the common stock were estimated using the closing price of NASDAQ on March 31, 1996. As of March 31, 1996, the Company established a $20,363 valuation allowance to recognize the increase in market value. The Company has recorded during the first three quarters a net unrealized holding gain of $20,363 and realized a gain of $117,190 on the sale of the marketable securities outlined above.

Delta is "thinly" traded and the market for its securities may not support a sale of all the Company's holding of Delta securities. Accordingly, the Company anticipates selling these securities in a manner and a time period that will not cause a large decrease in the stock price. There can be no assurance, since Delta's securities are thinly traded, that the market price will remain at the current level for a sufficient time period that will allow the Company to realize its investments.

Note 4 - Cost and Estimated Earnings on Uncompleted Contracts
- - -------------------------------------------------------------
The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                       March 31, 1996         June 30, 1995
                                       --------------         -------------
Costs incurred on contracts             $1,045,900              $949,804
Estimated (losses)                        (141,868)             (145,558)
                                        -----------             ---------
                                           904,032               804,246
Less billings to date                     (631,062)             (545,911)
                                        -----------             ---------
                                          $191,445              $258,335

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Company is a service provider to customers with wastewater treatment requirements and is engaged in the business of designing, marketing, and monitoring the installation and operation of proprietary systems for the biological treatment of wastewater produced from agricultural, food processing, and similar sources.

   The Company currently has systems treating swine, dairy, juice processing, and sugar plantation waste streams in Florida, New York, North Carolina, and Washington. The Company is in the process of designing or monitoring the installation of seven projects, raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

Liquidity and Capital Resources
- - -------------------------------
     At March 31, 1996 based on the Financial Statements, the Company's total assets were $1,189,030 as compared to $1,953,442 as of June 30, 1995. The decrease of $764,412 is due to the sale of the Cyclopss Medical Systems and a portion of the Delta Petroleum Corporation ("Delta") stock, partially offset by an increase in the market value of the remaining Delta stock.

     The Company recorded a $68,000 write off of contract receivables and work in progress and reduced the reserves for bad debt by $30,000 during the quarter ended March 31, 1996.

     Accounts payable decreased $52,874 due to the conversion of accrued interest on the shareholder note into the principal (see Note
2 to the Consolidated Financial Statements), partially offset by professional expenses associated with the year-end financial audit and legal review of the June 30, 1995 10-KSB. The Company also repaid $30,000 of its short term notes payable during the nine month reporting period.

     The Company's current ratio as of March 31, 1996 was 1.86:1 as compared to 2.90:1 as of June 30, 1995. Cash as of March 31, 1996 increased to $290,706 as compared to $3,801 as of June 30, 1995.

   Also, during the nine months ended March 31, 1996 the Company converted all of its Series A Preferred Stock to common stock (4,500 shares valued at $20,250) and sold 156,560 shares of restricted and legended common stock for cash of $366,730. Additionally, the Company entered into a consulting agreement with Miller Financial Group, Inc. to provide investment banking services and issued 25,000 shares of restricted and legended common stock valued at $50,000 as partial compensation. The Company also had issued 43,623 shares of restricted and legended common stock valued at $109,202 for services rendered.

      The Company has incurred losses since inception totaling
$5,312,423 and  is currently  experiencing  liquidity  problems.

   Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoilTM are sufficient to fund operations. The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. Currently the Company intends to sell the balance of the Delta common stock it received from the shareholder note (see June 30, 1995 10-KSB "Notes to Consolidated Financial Statements"). If the Company is successful in raising operating capital through other means, it may delay selling the Delta stock if it is determined to be in the Company's best interest. Although the Company has sold the balance of the Cyclopss Medical Systems, Inc. stock and 158,750 shares of the Delta stock during the last three quarters, the Company can provide no assurances it will be able to continue to sell the Delta stock at any time in the future.

Results of Operations
- - ---------------------
     Comparison of the Nine Months Ended March 31, 1996 with Nine Months Ended March 31, 1995
     -------------------------------------------------------------------
     Revenue in the March 31, 1996 period was $97,735. This was an increase of $47,155 from the corresponding period ended March 31, 1995 and is mainly attributable to increased sales and construction activity. Contract costs were lower in the 1996 period by $102,316 due to more efficient management and use of personnel. The above results in a gross revenue for the period ended March 31, 1996 of $1,639 as compared to a gross loss of $147,832 for the same period in 1995.

     General and administrative expenses were higher for the nine month period ended March 31, 1996 ($308,472) when compared to the corresponding period in 1995 due to more management and employee time being focused on management issues and sales activity, increased compensation expenses, and higher consulting fees. The Company also recorded a $68,000 write-off of contract receivables and work in progress during this period. The company entered into an investment banking services agreement with Miller Financial Group, Inc. on August 1, 1995 and the operating statement reflects the associated $60,000 charge for consulting services.

     The Company recorded $146,357 in interest expense on its notes to shareholders, $58,760 in research and development costs, and a gain of $137,553 in the valuation allowance on marketable securities to recognize the increase in market value of the Delta stock during the nine months ended March 31, 1996. As a result of the above, the Company recorded a net loss of $1,273,606 as compared to a net loss of $1,335,517 for the nine month period ended March 31, 1995.

   Comparison of the Three Months Ended March 31, 1996 with
   Three Months Ended March 31, 1995
   --------------------------------------------------------
     Revenue in the three months ended March 31, 1996 was $12,747 compared to $8,281 for the corresponding three month period in 1995, an increase of $4,466 due to increased sales and construction activity. Contract costs were lower in the 1996 three month period by $33,749. The above results in a gross loss for the period ended March 31, 1996 of $18,217 as compared to a gross loss of $56,432 for the same three month period in 1995. The improvement can be attributable to more efficient use of personnel.

     General and administrative expenses were higher in the 1996 ($128,470) period due to increased compensation partially offset by lower professional fees. The Company also recorded a $68,000 write-off of contract receivables and work in progress that is included in the general and administrative expenses.

     The Company recorded $52,421 in interest expense on its notes to shareholders, $20,942 in research and development costs, and a loss of $35,657 in the valuation allowance on marketable securities to recognize the decrease in market value of the Delta stock during the quarter ended March 31, 1996. As a result of the above, the Company recorded a net loss of $588,585 compared to a net loss of $306,356 for the three month period ended March 31, 1995.

                         OTHER INFORMATION
                         -----------------
PART II
- - -------
ITEM 1. Legal Proceedings.

   The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM 2. Changes in Securities.  None

ITEM 3. Defaults Upon Senior Securities.  None

ITEM 4. Submission of Matters to a Vote of Security Holders.  None

ITEM 5. Other Information.  None

ITEM 6. Exhibits and Reports on Form 8-K.
             (a)  Exhibits - none
             (b)  Reports on Form 8-K - none

EX-27   Financial Data Schedule

                             SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


(Registrant)           Bion Environmental Technologies, Inc.
BY (Signature)         /s/ M. Duane Stutsman
(Date)                 May 13,1996
(Name and Title)       M. Duane Stutzman, Chief Financial
                       Officer