Form 10KSB
period 1996-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-09-30
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED
     June 30, 1996   OR
[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] OR THE TRANSITION PERIOD FROM __________ TO __________

                  Commission file number    0-19333

                       Bion Environmental Technologies, Inc.
       (Exact name of registrant as specified in its charter)

                  Colorado                          84-1176672
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)

                            555 17th St., Suite 3310
               Denver, Colorado                         80202
            (Address of principal                     (Zip Code)
               executive offices)

                           (303) 294-0750

        (Registrant's telephone number, including area code)

Securities registered under Section 12(b) and/or 12(g) of the Exchange Act:

                      Common Stock, no par value
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X   No___

Check  if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The aggregate market value as of September 23, 1996 of voting stock held by non-affiliates of the Registrant was $3,124,425 based upon the average of the closing bid and ask prices on the Over the Counter Electronic Bulletin Board exchange as of that date.

As of September 23, 1996, 1,732,960 shares of Registrant's Common Stock, no par value, and 18,834 shares of Series B Convertible Preferred Stock were issued and outstanding.
                               PART I


ITEM 1.  DESCRIPTION OF BUSINESS

(a)  Business Development

     Bion Environmental Technologies, Inc. (the "Registrant") is a Colorado corporation organized on December 31, 1987. The Registrant maintains its principal executive offices at Suite 3310, 555 Seventeenth Street, Denver, Colorado, 80202 and its phone number is (303) 294-0750.

     Substantially all of the business and operations of the Registrant are conducted through two wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989) and BionSoil, Inc. (a Colorado corporation organized June 3, 1996). The Registrant and its subsidiaries are here after referred to as the "Company".

     The Company has offices located in Colorado, Florida, New York, North Carolina and Washington.

Business of the Company

     General Description

     The Company currently conducts its business in two complimentary business areas: first, the Company designs, markets and installs waste and wastewater treatment systems, primarily in the agricultural area; and second, produces and markets BionSoilO, a nutrient rich, organic, soil-like by-product produced by certain types of the Company's agricultural systems.

     Principal products and services and their markets

     In the waste and wastewater (and stormwater) treatment system area, the Company designs, markets, monitors the construction and installation of, and assists its customers in the operation of environmentally sound and economically practical treatment systems (based on patented and/or proprietary processes) for the biological treatment of wastewater, stormwater and related environmental problems. The Company's wastewater and stormwater treatment systems are designed to reduce pollutant levels in waters discharged from agricultural and food processing operations in order to enable purchasers to meet existing and prospective environmental regulatory requirements and to avoid fines, penalties, or citizen lawsuits.
     In the BionSoil area, the Company has introduced technology which converts animal manures, or other materials and nutrients which have been removed from wastewater, into nutrient rich organic soil, BionSoil, which the Company sells as an organic fertilizer or soil amendment type product. In this application area, the Company processes the BionSoil produced in the BionSoil NMSO systems and markets and sells the BionSoil to customers in bulk or bagged form.

     Currently the Company has systems designed for and operating in market segments which include the dairy and hog farming industries, sugar cane farming, and fruit processing plants. Technology adaptations and related marketing efforts are planned to expand utilization of the Company's technology by designing systems to treat additional agricultural waste streams (feedlots, beef, poultry, fruit and vegetable farms, etc.), additional food processing plants, and to treat other types of high-intensity and non-point source waste and wastewater discharges.

     The Company's systems, based on the commercial application of its patented and/or proprietary technologies, solve or mitigate a broad range of environmental problems by combining advanced biological technology with chemical processing, engineering, and management principles. The Company studies each proposed site of application carefully to determine the best system design to solve the client's existing problems, oversees system construction and start-up, and then works to promote the conditions under which system performance will be optimized. The result is an enhanced natural system generally consisting of a bioreactor (with aerobic, facultative, and anaerobic bacterial populations for initial waste breakdown), an ecoreactor (a managed high intensity wetland-like area), and, in some applications, a georeactor (a treatment zone of porous material underlying the bioreactor and ecoreactor). Such a system removes odors, nutrients such as nitrogen and phosphorus, and other materials from wastes and wastewaters. The materials are then bioconverted into some or all (depending on the specific application) of the following desirable end products: a high protein feed crop, BionSoil, clean water, and wetlands habitats. The Company's systems offer technical, economic, and environmental advantages over existing competitive technologies and produce superior treatment results in appropriate situations. The Company holds patents that cover the basic concepts of the technology.

     Marketing and Distribution

     The   Company's   marketing  efforts  for   system   sales   and
     installations have been concentrated in the agricultural and food processing waste management area.

     The Company has implemented a step-by-step marketing strategy for penetrating desired market segments and selected geographic areas with two major focuses. First, a particular technology application is developed and initial sales are made in the selected market segment within a single geographic area where a substantial number of potential customers exist. Based on performance of the initial systems, the specific market segment is developed in the geographic area through the sales of additional systems. Simultaneously, other potential customers with similar problems in the geographic area are identified, and new applications of the technology are developed and marketed to them based on the Company's demonstrated track record in solving similar problems in the initial market segment. Second, as the success of each particular technological application is demonstrated in an initial geographic market, marketing commences in other geographical regions. Following this basic approach, the Company is currently developing and/or marketing systems applicable to high intensity animal raising facilities
     (dairy, beef, poultry and swine) in the Florida, New York, Washington, Colorado, and North Carolina regional markets.

     The Company contacts potential customers who have wastewater treatment needs that can be solved by the Company's systems, or who have large animal raising facilities where a BionSoil NMS system will solve environmental problems facing the producer and also produce BionSoil in commercial quantities. Following initial customer contact, a proposal is prepared for the design, installation, and initial operation of one of the Company's systems which is specifically suited to the customer's situation and site. The proposal presents a description of the appropriate technology, confidentiality agreement, the system configuration, a budget for the project, and an agreement for execution by the customer authorizing commencement of the project. A detailed design package is then prepared containing all specifications and drawings needed for permitting and construction of the system.

     Appropriate regulatory agencies are contacted for review of the project concept and to secure all necessary permits, approvals or waivers for the project. This process may involve modifications to the system design, preparation of specified drawings, presentation of data, or other activities to fully demonstrate that the proposed system should be permitted or approved.

     The Company normally does not actually construct or install any part of any of its systems, nor does it sell any of the equipment necessary to operate any of the systems. Once regulatory approval is secured, the Company (in consultation with The customer) selects contractors and/or subcontractors to construct the system in accordance with the contract specifications. Under monitoring by the Company, all necessary construction and equipment installation activities are completed to the design and specifications delineated in the contract.

     Upon completion of construction, the system commences operation under careful monitoring by the Company. As operations proceed, the Company reduces its involvement with daily operation and then conducts periodic visits to insure that optimal performance is achieved.

     For many of the Company's systems, a long term system management contract is required in order for the customer's site license to utilize the technology to remain in effect. The management contract covers ongoing oversight of the system's biological components, regulatory reporting, and system performance. It provides an annual economic return to the Company from each system.

     BionSoil

     Until recently the marketing and sales success of the Company depended almost exclusively on enforcement actions and pressures from environmental regulatory agencies at the federal, state, and local levels. While responding to these types of actions and pressures is, and will be, a continuing part of the Company's business, the introduction of the BionSoil NMS technology has significantly expanded the types of marketing approaches available.

     With the BionSoil NMS, it is now possible to demonstrate to a prospective customer in the large animal agricultural area that positive economic benefits can be achieved from the Company's waste management system. These benefits result from a reduction of manure handling expense, more economical management of nutrients in animal wastes so that they are incorporated into crops more efficiently, and the sale or utilization of the nutrient rich, organic BionSoil. Management believes that this new approach will prove to be much more effective with prospective clients, many of whom tend to resist regulatory pressure as long as possible but do respond positively to a way to save money or generate a new income stream.

     To manage this new aspect of the business, the Company formed BionSoil, Inc., a wholly owned subsidiary (organized in Colorado) on June 3, 1996. BionSoil, Inc. will purchase from Bion Technologies, Inc. all BionSoil produced by the BionSoil NMS systems installed by Bion Technologies, Inc. BionSoil, Inc. will remove the BionSoil from the production sites to processing facilities located strategically near clusters of farms
     producing   BionSoil.   Once  transported  to  these  processing
     facilities, BionSoil, Inc. will appropriately process the BionSoil (using a combination of some or all of turning, drying, screening, shredding, blending and bagging) to create products that suit the requirements of various targeted customer groups. BionSoil, Inc. will then market and distribute the finished product to these targeted customers.

     This targeted customer base for BionSoil is made up of many individual, retail and commercial users who have recognized the environmental, economic, and horticultural benefits of using organic and recycled products. Organic materials provide better sources of nitrogen, phosphorus, and potassium for plants. Such products are economical and support sustainable development for individuals and communities.

     With the first commercial quantities of BionSoil available in the summer and fall of 1996, the Company believes it can accelerate the marketing and sale of the BionSoil products. Preliminary studies indicate that BionSoil is a high quality organic material with relatively high levels of stabilized nutrients. As such, it is expected to command a premium position in the rapidly expanding organic soil related market.

     A partial listing of possible markets and uses for BionSoil includes:

     - a blending component for potting soil and topsoils
     - nurseries and greenhouses
     - home gardens and lawns
     - landscapers for
         private homes
         businesses
         universities, colleges and governmental campuses cemeteries and parks
     - sod farming
     - fruit and vegetable farms including
         orchards and vineyards
         organic farms

     - horticultural and potted plant growers
     - silviculture and reforestation projects for timber and mining companies
         US Park Service, and
     - sports turfs
         golf courses
         athletic fields

     At the present time the Company has not established a distribution system for BionSoil and sales to date have been only sporadic and primarily intended to test the market for this product. Commercial operations are expected to begin this year. These operations are contingent upon the Company's ability to attain commercially sufficient inventories of consistent BionSoil product, establish a distribution system, implement sales and marketing strategies, and raise adequate working capital to obtain equipment and hire additional personnel to assist in this area of the business.

     Competition

     Competition in the biological wastewater treatment industry is intense. The Company faces significant competition from many firms involved in the design, construction, and operation of conventional wastewater treatment systems, as well as developers of constructed wetlands which are similar but not identical to the Company's technology. Additionally, there are companies that are capable of developing systems similar to those being developed by the Company and that have developed and are capable of developing systems based on other technologies that are or may be competitive with the Company's systems. Many of those companies are well-established, have substantially greater financial and other resources than the Company and have established success in the development, sale and service of their systems. These companies may succeed in developing competing systems that are more effective than those developed by the Company. The Company's ability to compete will be dependent upon its ability to obtain required approvals and licenses of regulatory authorities and upon the Company's ability to introduce its systems in the appropriate markets. The Company believes, however, that in the market segments on which it has focused to date, its systems offer a less expensive and more flexible process with better economic and remedial performance than conventional systems offered by competitors.

     There is also extensive competition in the potting soil, organic soil amendment, and organic fertilizer markets. There are many companies which are already selling similar type products. These companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases. Gaining a share of this market may take time and could require substantial resource allocation for advertising, packaging, and product introductions. Further competition will come from a variety of composting operations being run by municipal and other governmental agencies, and by private industry, to dispose of various waste products including industrial and municipal wastewater sludges, yard and landscaping wastes, and other industrial or commercial organic wastes. These composted materials may be sold by the various organizations at low cost just to reduce or defray disposal expense, thereby creating downward pressure on the price the Company may be able to get for its products. Many of the competing organizations and companies are well-established, have substantially greater financial and other resources than the Company and have already established success in the development, and sale of their products. The Company believes it can compete successfully with these organizations in its market niche because BionSoil is generally a higher quality product which qualifies as an all-organic material. It will, however, take time, a well organized marketing program, and further product development to realize the market potential that BionSoil currently appears to offer.

     Dependence on one or a few major customers

     The Company's operating results are not dependent upon a limited number of large contracts. Although some of the Company 's customers accounted for more than 10 percent of the Company's
     revenues  during  the  past  fiscal  year  resulting  from   the
     installation of new systems, no such customer is expected to account for more than 10 percent of the Company's revenue during the current fiscal year. The nature of the Company's business is such that significant sales are generally expected to be "one-time" contracts pursuant to which single systems are sold and installed, with income to be received after the first year of operation from the sale of by-products produced by the systems and from maintenance contracts.

     Patents

     The Company is the sole owner of four United States patents and one Canadian patent:

     U.S. Patent No. 5,078,882, Bioconversion Reactor and System. The patent describes the Meta System Reactor (MSR) which is the underlying technology for the Company's current wastewater treatment and BionSoil NMS systems. This patent describes in detail the MSR containing three primary treatment zones, bioreactor, ecoreactor and georeactor, which are cyclically connected by a series of recycle flows and organism movements to bioconvert the contained materials. The MSR, with modification, is the basis of the Company's NMS and BionSoil NMS which have been developed for managing nutrient rich waste streams from dairies, farms and food processing facilities.

     U.S. Patent No. 5,472,472, Animal Waste Bioconversion System. The patent describes a process for the bioconversion of animal wastes produced at a Confined Animal Feeding Operation into economically desirable or ecologically neutral materials. There are two essential aspects of the process. One involves treatment of the solids fraction of the waste stream, resulting in a variety of soil-like materials ranging from a high nutrient, organic soil to a peat-like substance. The other aspect of the process entails treatment of the waste stream liquids by means of a microbial activation zone and a constructed wetland zone. The end-products are clean, virtually nutrient-free water, a high humus soil, and an attractive wetland environment. This patent covers the technology for the BionSoil NMS.

     U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus. The patent describes the process which is an improved process to create nutrient rich humus through the biological transformation of animal wastes into ecologically manageable materials. This patent describes the process of creating BionSoil and its characteristics. Prior to the issuance of this patent a continuation-in-part was filed describing addition attributes of BionSoil and how it can be mixed with other substances to create additional useful products.

     U. S. Patent No. 4,721,569, Phosphorus Treatment Process. The patent describes a process developed to substantially reduce the phosphorus content of an aqueous influent stream containing biodegradable substrates. This process, in essence, reduces the capital expenditures required to reduce phosphorus levels in either air or oxygen-based wastewater treatment plants, as compared to more conventional biological phosphorus removal or chemical precipitation systems. The process also allows further savings to be realized in operations due to the elimination or significant reduction of the chemical loading required by conventional systems to accomplish the same removal rate.

     Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process. This patent extends Canadian patent protection to a combination of the features included in U.S. Patents No. 4,721,569 and 5,078,882.

     The Company also filed US patent application No. 08/165,172 regarding technology (known as the "Storm Water Remediatory Bioconversion System") relating to a process for the treatment of agricultural, municipal, or residential storm water runoff or the like through the capture and bioconversion of nutrients and contaminants in a constructed wetland treatment zone entailing the addition of non-toxic chemical additives and the establishment of chemical-microbial-vegetative complexes.

     Management intends to file such additional patent applications in the future as it may deem necessary or appropriate to protect any future modifications to the Company's existing technology.

     There can be, however, no assurances: that any additional patents will be granted to the Company; that, if granted, the patents will be defendable against competitors' potential infringement actions, if any; and/or that the patents, if granted, will provide any substantial protection of the Company's technology.

     Research and Development

     The Company maintains an active research program and continues the generation of potentially marketable and patentable applications of the Company's waste and wastewater treatment technology. Current research and development efforts are focused on enhancements of the MSR and derivative technologies as utilized in the Company's existing systems in order to apply these technologies to opportunities that exist in additional geographic areas and industry segments. As each new geographic market and industry application area is entered, there will be a need for additional research efforts to adapt the Company's systems.


     Environmental Protection/Regulation

     The Company is a provider of systems and services which result in reduction of pollution and as such is not itself under direct enforcement or regulatory pressure. However, because the Company is involved in wastewater treatment, it is subject to environmental regulations with at least three different focuses.
     Specifically:

     (1) The marketing and sales success of the Company depends, to a substantial degree, on the pollution clean-up requirements of various governmental agencies from the Environmental Protection Agency (EPA) at the federal level to various state departments of environmental affairs to local governmental agencies at the county and city levels. As guidelines or directives are established at the highest of these levels, lower jurisdictions are generally required to at least meet or, in many instances, exceed the standards established. Without these governmentally-induced pressures to solve pollution problems, many municipalities, industries and individuals will not expend the capital necessary to purchase systems to treat their wastewater streams. While the current administration in Washington, D.C. has verbally placed emphasis on pollution clean-up targets, there can be no assurance that these statements will lead to actions which will result in regulations and/or enforcement activity that will significantly accelerate the Company's business.

     (2) Federal, state and local environmental agencies frequently change required final effluent standards for treatment systems which introduces a degree of uncertainty in system design and performance criteria. As these requirements change, the marketability of the Company's systems may be impacted both negatively and positively.

     (3) Additionally, most of the Company's systems require governmental permits or approval prior to installation as they are treating situations for customers where government regulations specify permit requirements for operation.

(g)  Employees

     The Company employed twenty persons with sixteen persons full-time as of June 30, 1996. Three of these full-time persons are engaged in management; eleven in operations, sales and marketing; and two in clerical.

ITEM 2.  DESCRIPTION OF PROPERTY

Office and Processing Facilities

The  Company's  executive offices are located  at  555  17th  Street,
Suite 3310, Denver, Colorado. The Company subleases four offices (plus use of common facilities, office equipment and certain services) from Delta Petroleum Corporation (which owns approximately 7.8% of the Company's currently issued and outstanding common stock) on a month-to-month basis pursuant to an oral arrangement between the parties. The Company has additional offices at Baird Research Park, 1576 Sweet Home Road, Amherst, New York which lease expired on August 31, 1994 (the Company is renting on a month to month basis until October 15, 1996. The Company has signed a new three year lease for space at 606 N. French Road, Suite 5&6, Amherst, NY 14228); 206 North Parrott Avenue, Okeechobee, Florida; 6 South 2nd Street, Suite 1008, Yakima, Washington; and 619-C South Third Street, Smithfield, North Carolina. The Company also rents three BionSoil processing sites located at State Road 710 and SE 74th Trail, Okeechobee, Florida, 5905 Courier Road, Arcade, NY and Upper Reservation Road, Castile, NY. All leases are with non-affiliated parties.

ITEM 3.  LEGAL PROCEEDINGS

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no submission of matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.



                               PART II

ITEM 5. MARKET FOR BION ENVIRONMENTAL TECHNOLOGIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     The Company has had during the past two years only sporadic trading in its common stock in the over-the-counter market, and there is no assurance that such trading will expand or even continue. The Company's stock may not be traded in certain states unless the Company is able to qualify its stock in such states. During the past year there have been quotations for various transactions in the Company's shares which are not necessarily representative of an established public trading market.

     At present, the Company's Common Stock trades under the symbol "BIET" on the NASD's OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

    Quarter Ended                               High Bid       Low Bid
    September 30, 1994...............              $  7.50     $  7.00
    December 31, 1994................              $  7.56     $  7.50
    March 31, 1995...................              $  7.75     $  1.00
    June 30, 1995....................              $  7.75     $  1.00
    September 30, 1995...............              $  4.97     $  1.50
    December 31, 1995................              $  4.63     $  2.25
    March 31, 1996...................              $  3.75     $  3.00
    June 30, 1996....................              $  4.00     $  2.50

     On September 23, 1996 the bid and asked prices of the Common Stock were $3.875 and $5.50, respectively.

(b)  Holders

     The number of holders of record of the Company's Common Stock at September 23, 1996 was approximately 207.

(c)  Dividends

     The  Company  has never paid any cash dividends  on  its  Common
     Stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and other relevant factors. The Board of Directors does not intend to declare any cash or other dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in the Company's business operations.

     Class B Preferred stockholders are entitled to receive, upon conversion, redemption or liquidation, cumulative dividends at the per annum rate of $.54 per share on the issued and outstanding Class B Preferred Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the Notes thereto included elsewhere in this 10-KSB.

As noted in the attached Consolidated Financial Statements for the fiscal years ended June 30, 1996 and 1995, the Company is a relatively new company and caution should be used in evaluating the comparative data presented. The Company has just begun to establish the BionSoil subsidiary and will be marketing a limited supply of the material in several geographic areas during the next fiscal year. The Company will explore financing alternatives in the coming fiscal year to attempt to insure sufficient funds are available to carry out its business plan. During the current fiscal year management is also focusing a major emphasis on securing a significant number of additional contracts for BionSoil NMS installation. While management believes that the trends which might be drawn from the results set forth below or reflected in the Financial Statements are useful to illustrate the increase in the Company's level of activity and the progress of the business to date, the results should be carefully reviewed.

(a)  Liquidity and Capital Resources

     At  June  30,  1996  the  Company's total assets  were  $554,210 compared to $1,953,442 as of June 30, 1995. The change is primarily attributable to a decrease in marketable securities, work in progress and deferred long term contract costs (see "Note 3 to Consolidated Financial Statements"), partially offset by an increase in cash and equipment (see "Note 4 to Consolidated Financial Statements") during the period.

     During the year, due to the lack of working capital, the Company decided to cancel the remaining deferred revenue contracts for systems that the Company was to build and finance. The result of this was a one time write off of $146,000 which was a reduction in deferred revenue and work in progress. The Company also expensed $29,200 for work performed to date on these deferred contracts.

     The Company's current ratio as of June 30, 1996 was .63 : 1 as compared to 2.90 : 1 as of June 30, 1995. Cash for the period ended June 30, 1996, increased $114,811 as compared to a decrease of $17,615 for the period ended June 30,1995.

     The Company has incurred losses since inception totaling $5,903,824 and is currently experiencing liquidity problems. Continued losses without additional outside funding raise doubt about its ability to continue as a going concern. Managements plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales along with the sales of BionSoil are sufficient to fund operations. The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. No assumption can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

(b)  Results of Operations

      Comparison of Fiscal Year Ended June 30, 1996 with Fiscal Year Ended June 30, 1995

     During the twelve months ended June 30, 1996 the Company performed work on 23 projects as compared to 20 projects in the corresponding period that ended on June 30, 1995. Contract revenue was slightly higher due to the increased amount of project activity. The ability to staff projects with experienced personnel provided efficiencies and therefore lower contract costs.

     The company recorded a $68,000 write off of contract receivables and work in progress and reduced the reserves for bad debt by $30,000 during the year.

     General and administrative expenses have decreased due to lower marketing, public relations, consulting, legal and accounting costs. These decreased expenses are partially offset by increased compensation costs. The Company anticipates that General and Administrative expenses could increase in the future as the business grows.

     The Company incurred $218,871 of interest expense on Notes Payable to LoTayLingKyur and other shareholders of the Company (see "Notes to Consolidated Financial Statements"). The interest on these notes could be as high as $250,000 if none of the principal is paid during the fiscal year ending June 30, 1997.

     The Company also sold marketable securities during the year for a gain of $143,371.

     Comparison  of  Fiscal  Year  Ended  June  30,  1995  with   the
     Transition Period Ended June 30, 1994

     During the twelve months ended June 30, 1995 the Company performed work on 20 projects as compared to 14 projects in the three-month period ended June 30, 1994. Contract revenue was low due to the change in the way the Company recognizes revenue on BionSoil contracts. During the period ended June 30, 1994 the Company made a decision to offer deferred fee contracts in certain market areas at certain times to help establish the BionSoil NMS product line. The deferred fees are delayed and paid out of revenue generated by the sale of the BionSoil produced by these systems. Fees in the amount of $263,000 were deferred during the year ended June 30, 1995. Contract costs were high due to delays in obtaining adequate working capital and the subsequent project delays. The delays created inefficiencies and increased costs. The reduced revenues and increased costs as discussed above combined to equal a gross loss of $131,614.

     General and administrative expenses increased due to higher employee costs (approximately $150,000) caused by more employees and higher consulting fees for marketing and public relations ($655,000).

     Interest income consisted of approximately $99,000 from the sale of collateral that exceeded the face value of an investment instrument and approximately $26,000 of interest on a promissory note of Delta Petroleum Corporation.

     The Company incurred $24,365 of interest expense on Notes Payable to LoTayLingKyur and other shareholders of the Company (see "Notes to Consolidated Financial Statements"). The interest on these notes could be as high as $225,000 if none of the principal is paid during the fiscal year ending June 30, 1997.

     The Company sold marketable securities during the year for a loss of $44,604. The loss was incurred due to the timing of the sale of these securities to obtain working capital.

(c)  Seasonality

     The Company's business is not seasonal in nature, except to the extent that weather conditions at certain times of the year in certain geographic areas may temporarily affect construction and installation of its systems. However, the Company's projects and markets are geographically spread so that when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed.

(d)  Inflation and Changes in Prices

     The Company is unable to predict the impact of inflation on the Company's activities; however, at this time it is minimal.

ITEM 7.   FINANCIAL STATEMENTS

     Financial Statements and Supplementary Data are included on Pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Within the twenty-four (24) months prior to the date of its most recent Financial Statements, the Company has had no disagreements with its accountant on accounting or financial disclosure.
                              PART III


ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)  Executive Officers and Directors

     The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company along with the period served as a Director.

Name             Age   Position(s)                 Period of Service
Jon Northrop     53    Chairman of the Board,      April 9, 1992 to
                       Chief Executive Officer,    Present
                       Secretary, and Director

Jere Northrop    54    Chief Operating Officer,    April 9, 1992 to
                       President, and Director     Present

M. Duane
 Stutzman        57    Chief Financial Officer,    August 31, 1993 to
                       Treasurer, and Director     Present

Ronald G.
 Cullis          60    Director                    November 1, 1994 to
                                                   Present

John Schwanekamp 48    Director                    August 31, 1993 to
                                                   Present

    All officers and directors will hold office until the next annual meeting of shareholders. There is no person who is not a designated officer or director who is expected to make any significant contribution to the business of the Company.

    The following sets forth biographical information as to the business experience of each current Director and Executive Officer of the Company.

    Jon  Northrop  has  been Chairman of the Board,  Chief  Executive
     Officer, and Secretary of the Company since April 9, 1992. Mr. Northrop is a founder of Bion Technologies, Inc. and has been its Chief Executive Officer since its inception in September 1989. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelors degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois
     (1969),   and   spent  several  years  conducting  post-graduate
     research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

    Jere Northrop has been President, Chief Operating Officer, and  a
     Director of the Company since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and has been President since October of 1989. He has ten years of recent experience in the management of operations and process control of a large municipal advanced wastewater treatment plant at Amherst, New York (1979-1989). He also has 25 years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelors degree in Biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in Biophysics from Syracuse University, Syracuse, New York, (1969) and has done post doctoral work at both the University of California at Davis, Davis, California, and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop is the brother of Jon Northrop.

    M. Duane Stutzman has been a Director of the Company since August 31, 1993. Immediately prior to joining the Company as a full time employee on May 1, 1994, he spent 11 years with Davis, Graham & Stubbs, a large Denver law firm, ending as its Chief Financial Officer for the last four years. Prior to his employment at Davis, Graham & Stubbs, Mr. Stutzman worked for 18 years in various accounting and financial positions at Samsonite Corporation's Luggage Division in Denver and the Bendix Corporation's Aerospace Division in Denver and Teterboro, New Jersey. Mr. Stutzman received a Bachelor of Science degree in Accounting from Florida Southern College, Lakeland, Florida in 1964. Mr. Stutzman became Chief Financial Officer on May 1, 1994 and Treasurer on June 30, 1995.

    Ronald  G.  Cullis  has  been a director  of  the  Company  since
     November 1, 1994. He has spent the last ten years with PENSA and Altman Weill Pensa, national consulting firms oriented towards law firms, in-house legal departments and other service enterprises as a consultant, manager, and partner. From 1980 to 1985, Mr. Cullis served as the Executive Director of Milbank, Tweed, Hadley & McCloy, a New York City law firm. Prior to that time he worked for 20 years in various positions including Vice President-Finance, Treasurer for Oceaneering International, Inc., Senior Vice President Finance, Treasurer and Director for Vetco, Inc., Vice President and Controller for Fluor Corporation, and in various planning and analysis capacities with a number of other corporations. Mr. Cullis received a B.A. degree in economics from Williams College in Williamstown, Massachusetts in 1960.

    John  Schwanekamp has been a Director of the Company since August
     31, 1993. He has over 20 years of experience in public administration. From 1971 to 1973 he served as a lieutenant at the U.S. Army Medical/Bioengineering Research and Development Laboratory in New York and Maryland. The laboratory designed, fabricated and tested prototype devices and equipment for field medical needs and prostheses. Since 1973 he has worked at the Chautauqua County Department of Personnel in Mayville, New York, and currently serves there as deputy director. That work includes a broad range of general management duties in public personnel administration and labor relations. Mr. Schwanekamp received a B.S. degree in Business Administration from Canisius College in Buffalo, New York in 1970.

    The  Company has an Executive Committee consisting of Messrs. Jon
     Northrop, Jere Northrop, and Duane Stutzman. The Company has Audit and Compensation Committees which consist of Messrs. Schwanekamp and Cullis. These committees were formed on August 31, 1993.

(c) Family Relationships

    Jon Northrop and Jere Northrop are brothers.


ITEM 10. EXECUTIVE COMPENSATION

(a)&
 (b)          Summary Compensation

    The following table shows the aggregate direct remuneration paid by the Company for the fiscal years ended June 30, 1996 and 1995, and the three month transition period ended June 30, 1994, to each executive officer.

                   Summary Compensation Table

                                             Annual Compensation
                                                                Other Annual
                                       Salary(1)      Bonus      Compensation
Name and Principal Position  Year        ($)         ($)              ($)
Jon Northrop                  1996     133,333(2)      -                -
  Chairman of the Board, Chief
   Executive Officer and
   Secretary                  1995     100,000(3)      -                -
                              1996(6)   25,500         -                -

Jere Northrop                 1996     133,333(2)      -                -
   President and Chief        1995     100,000(3)      -
    Operating Officer         1994(6)   25,500         -                -

Duane Stutzman                1996     110,000(5)      -                -
 Chief Financial Officer and  1995      90,000(4)      -                -
Treasurer                     1994(6)   15,000         -                -

Continued below

                                            Awards         Payouts
                                    Restricted Securities           All Other
                                      Stock   Underlying    LTIP      Annual
Name and Principal        Salary(1)  Award(s)   Options/   Payouts  Compensation
 Position            Year   ($)        ($)       SARs(#)     ($)         ($)

Jon Northrop        1996  133,333(2)    -           -         -            -
 Chairman of the
 Board, Chief       1995  100,000(3)    -           -         -            -
 Executive Officer
 and Secretary      1996(6)25,500       -           -         -            -

Jere Northrop       1996  133,333(2)    -           -         -            -
  President and     1995  100,000(3)    -           -         -            -
  Chief Operating
  Officer           1994(6)25,500       -           -         -            -

Duane Stutzman      1996  100,000(5)    -           -         -            -
 Chief Financial    1995   90,000(4)    -           -         -            -
 Officer and        1994(6)15,000       -           -         -            -
 Treasurer

_______________________

1 Includes compensation paid by Bion Technologies, Inc., the Company's wholly-owned subsidiary.

2 Includes $33,333 of salary that was deferred by management and accrued as a liability to conserve cash for operation.

3 Includes $25,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

4 Includes $18,750 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

5 Includes $20,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

6    Three-month transition period ended June 30, 1994.


There were no Option/SAR grants made to any executive officer during the fiscal year ended June 30, 1996. Additionally, there were no executive officer aggregated Option/SAR exercises or Long Term Incentive Plan awards during the fiscal year ended June 30, 1996.

(f) Compensation of Directors

    Effective  September 1, 1993, outside Directors  are  compensated at a rate of $75.00 per month for their contributions to the Company. No additional compensation is paid for their involvement in the Audit and Compensation Committees. On June 14, 1996 the Board of Directors of the Company adopted the 1996 Nonemployee Director Stock Plan. There were no awards made during the fiscal year ended June 30, 1996.

(g) Employment Contracts and Terms of Employment and Change in Control Arrangements

    On  July  12,  1993, the Company entered into separate employment agreements (both of which are substantially identical) with each of Jon Northrop (the Company's Chief Executive Officer) and his brother, Jere Northrop (the Company's President) for the period commencing on July 1, 1993 and ending on March 31, 1998 (unless earlier terminated as discussed below). Among other things, each of the subject employment agreements provides that the affected employee is to be paid a salary of $100,000 per year (which amount has been reduced from $150,000 per year to preserve cash flow for the continued operation of the Company), receive reimbursement for certain business expenses (including but not limited to expenses for travel, entertainment and similar items) and receive payment of certain benefits including parking, health, hospitalization and life insurance, four weeks of paid vacation each year and such other benefits as the Company's Board of Directors may deem appropriate from time to time. Effective November 1, 1995 the Compensation Committee increased Messrs. Northrop's salaries to $150,000 per year of which $50,000 per year will be accrued until such time as cash flow permits payment of the accrued amounts.

    The  Company's  Board of Directors is required to review  Messrs.
     Northrop's salaries no less often than once annually with a view to making such increases in each employee's salary or declaring such bonuses or other benefits as may be merited and warranted in light of factors considered pertinent by the Board of Directors at that time.

    In the event of disability (as defined in the employment agreements) prior to the end of the employment period in each case, the affected employee is entitled to receive his full compensation under his employment agreement during the full term of the disability. The Company may require such evidence of disability as it deems appropriate. Also, in the event the employee dies during the term of the agreement, the Company will be required to pay to the employee's legal representative all of the compensation due to the employee under the agreement for a period of one year or the end of the employment period, whichever occurs earlier.

    In  the  event  the  employee is terminated for cause  (which  is defined generally as conduct including, among other things, criminal activity, willful misconduct, gross neglect of duties, or breach of the employment agreement by the employee), the Company is entitled to terminate the affected employment agreement without any further liability to the employee. In the event the employee is terminated for any reason other than "for cause," the employee is entitled to receive his full compensation under the agreement for the entire duration of the employment period.

    In the event that a change in control of the Company occurs at any time during the term of either of the affected employment agreements (as a result of which the Board of Directors appoints a person other than the employee to serve in the capacity for which the employee is employed under the affected employment agreement or as a result of which the employee elects to resign his executive position with the Company), each affected employee is nevertheless entitled to all of the benefits and compensation under his employment agreement for the entire term thereof, regardless of whether the employee continues to perform any services for the Company. Each of the employment agreements is binding upon the Company and its successors and assigns and any person acquiring, whether by merger, consolidation, liquidation, purchase of assets or otherwise all or substantially all of the Company's equity or business.

    The employment agreements allow each of the respective employees to terminate employment without liability upon 90 days' written notice to the Company, and to directly and indirectly engage in other business activities that are not directly competitive with the business of the Company. Neither of the subject agreements contains any non-competition or similar provisions.

    On  January  1,  1995,  the Company entered  into  an  employment agreement with Mr. M. Duane Stutzman (the Company's Chief Financial Officer and Treasurer) for the period commencing on January 1, 1995 and ending on December 31, 1997 (unless earlier terminated as discussed below). Among other things, the employment agreement provides that the affected employee is to be paid a salary of $90,000 per year, receive reimbursement for certain business expenses (including but not limited to expenses for travel, entertainment and similar items) and receive payment of certain benefits including parking, health hospitalization and life insurance, four weeks of paid vacation each year and such other benefits as the Company's Board of Directors may deem appropriate from time to time. Effective November 1, 1995 the Compensation Committee increased Mr. Stutzman's salary to $120,000 per year of which $30,000 per year will be accrued until such time as cash flow permits payment of the accrued amounts.

    The  Company's  Board  of  Directors is required  to  review  Mr.
     Stutzman's salary no less often than once annually with a view to making such increases in employee salary or declaring such bonuses or other benefits as may be merited and warranted in light of factors considered pertinent by the Board of Directors at that time.

    In the event of disability (as defined in the employment agreement) prior to the end of the employment period, Mr. Stutzman is entitled to receive his full compensation under his employment agreement for a period of twelve months from the date of his disability. The Company may require such evidence of disability as it deems appropriate. Also, in the event the employee dies during the term of the agreement, the Company will be required to pay to the employee's legal representative all of the compensation due to the employee under the agreement for a period of six months or the end of the employment period, whichever occurs earlier.

    In  the  event  the  employee is terminated for cause  (which  is defined generally as conduct including, among other things, criminal activity, willful misconduct, gross neglect of duties, or breach of the employment agreement by the employee), the Company is entitled to terminate the affected employment agreement without any further liability to the employee. In the event the employee is terminated for any reason other than "for cause," the employee is entitled to receive his full compensation under the agreement for a period of twelve months or until the end of the employment period, whichever comes first.

    In  the  event that a change in control of the Company occurs  at any time during the term of the employment agreement (as a result of which the Board of Directors appoints a person other than the employee to serve in the capacity for which the employee is employed under the affected employment agreement or as a result of which the employee elects to resign his executive position with the Company), the employee is nonetheless entitled to all of the benefits and compensation under his employment agreement for the entire term thereof, regardless of whether the employee continues to perform any services for the Company. The employment agreement is binding upon the Company and its successors and assigns and any person acquiring, whether by merger, consolidation, liquidation, purchase of assets or otherwise all of substantially all of the Company's equity or business.

    The   employment  agreement  allows  the  employee  to  terminate employment without liability upon 90 days' written notice to the Company and to directly and indirectly engage in other business activities that are not directly competitive with the business of the Company. The subject agreement does not contain any non-competition or similar provisions.

(c) Incentive Compensation Plans

    On  July  9, 1993, the Board of Directors of the Company  adopted the Fiscal Year 1994 Incentive Plan ("Plan"), which Plan was ratified by the Company's shareholders on August 30, 1993. The maximum number of shares of Common Stock which may be issued under the Plan is the greater of 250,000 shares or 20% of the Company's outstanding Common Stock.

    Shares  issued  under  the  Plan may be authorized  but  unissued shares of Common Stock or treasury shares, at the discretion of a committee (the "Committee") of not fewer than two directors appointed under the Plan to administer the Plan. The Company's Compensation Committee, which presently consists of John Schwanekamp and Ronald G. Cullis, administers the Plan.

    The  Plan  provides  for  the grant of  (i)  non-qualified  stock options, (ii) incentive stock options, (iii) limited stock appreciation rights, (iv) tandem stock appreciation rights, (v) stand-alone stock appreciation rights, (vi) shares of restricted stock, (vii) shares of phantom stock, and (viii) stock bonuses (collectively, "Incentive Grants"). In addition, the Plan provides for the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Employees, officers (whether or not they are directors), and advisors of the Company and its subsidiaries will be eligible to participate in the Plan.

    The  Committee  will  determine which persons  receive  Incentive
     Grants, the type of Incentive Grants granted and the number of shares subject to each Incentive Grant. No Incentive Grant may be granted under the Plan after April 1, 2002. Subject to the terms of the Incentive Plan, the Committee will also determine the prices, expiration dates and other material features of the Incentive Grants granted under the Plan. The Committee may, in its absolute discretion, (i) accelerate the date on which an option or stock appreciation right granted under the Incentive Plan becomes exercisable, (ii) accelerate the date on which a share of restricted stock or phantom stock vests and waive any conditions imposed by the Committee on the vesting of a share of restricted stock, and (iii) grant Incentive Grants to a participant on the condition that the participant surrender to the Company for cancellation such other Incentive Grants (including, without limitation, Incentive Grants with higher exercise prices) as the Committee specifies.

    The  Committee will have the authority to interpret and  construe any provision of the Plan and to adopt such rules and regulations for administering the Plan as it deems necessary. All decisions and determinations of the Committee are final and binding on all parties. The Company will indemnify each member of the Committee against any cost, expense or liability arising out of any action, omission or determination relating to the Plan, unless such action, omission or determination was taken or made in bad faith and without reasonable belief that it was in the best interests of the Company.

    The  Board  of  Directors may at any time amend the Plan  in  any respect; provided, that no amendment may (i) increase the number of shares of Common Stock that may be issued under the Plan, (ii) materially increase the benefits accruing to individuals holding Incentive Grants, or (iii) materially modify the requirements as to eligibility for participation in the Plan.

    On  September  1,  1993, Incentive Grants were  approved  by  the
     Compensation Committee that resulted in the issuance of 8,500 shares of restricted and legended common stock. No grants were made to any executive officers of the Company.

    On  June  14, 1996, the Board of Directors of the Company adopted the 1996 Nonemployee Director Stock Plan ("Director Plan"), which plan will be submitted for ratification by the Company's shareholders at the next meeting of the Shareholders. The maximum number of shares of Common Stock which may be issued under the Director Plan is 100,000 shares.

    Shares issued under the Director Plan may be authorized but unissued shares of Common Stock at the discretion of a committee (the "Director Plan Committee") of not fewer than two directors appointed under the Director Plan to administer the Director Plan who are not eligible to participate in the Director Plan.

    The  Director  Plan  provides for the grant of stock  options  to participants. All nonemployee directors shall participate in the Director Plan so long as they remain eligible to participate in the Director Plan. No stock option may be granted under the Director Plan after June 13, 2001. Each participant shall be granted an option for 5,000 shares of Common Stock for each 12 months they serve as a director, or if a director for less than the prior 12 months, a pro rata portion of 5,000 shares of Common Stock based on the number of months such participant was a nonemployee director of the Company. The exercise price of the stock option to be granted under the Director Plan shall be 50% of the market price determined at the date of grant. The stock options granted under the Director Plan shall be exercisable as set forth in the option agreement commencing on the date such option is granted, provided that each option shall expire five years after the date such option was granted.

    The Director Plan Committee will have the authority to interpret and construe any provision of the Director Plan and to adopt such rules and regulations for administering the Director Plan as it deems necessary. All decisions and determinations of the Director Plan Committee are final and binding on all parties. Neither the Company nor any member of the Board or the Director Plan Committee or designee thereof will be liable for any damages resulting from any action or determination made by the Board or the Director Plan Committee with respect to the Director Plan or any transaction arising under the Director Plan or any omission in connection with the Director Plan in the absence of willful misconduct or gross negligence.

    The  Board  of Directors may at any time amend the Director  Plan in any respect; provided, that no amendment may (i) change the class of persons eligible to receive stock options under the Director Plan or otherwise modify the requirements as to eligibility for participation in the Director Plan, (ii) materially increase the benefits accruing to participants under the Director Plan, or (iii) increase the number of shares of Common Stock which may be issued under the Director Plan without the approval of the stockholders of the Company.

    On  June  6,  1996  a Form S-8 Registration Statement  under  the
     Securities Act of 1933 was filed registering 330,928 shares under the Fiscal Year 1994 Incentive Plan and 100,000 shares under the 1996 Nonemployee Director Plan. No awards were made under either plan during fiscal year ended June 30, 1996.

(d) Indemnification

    The  Articles  of  Incorporation and the Bylaws  of  the  Company
     provide that the Company may indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in the Company's best interest and is a party by reason of his status as an officer or director.

    Insofar  as  indemnification for liabilities  arising  under  the
     Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.


ITEM 11.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
          MANAGEMENT

(a) & (b) Security   Ownership  of  Certain  Beneficial  Owners   and
          Security Ownership of Management

         The  following table sets forth information as of  September
          23, 1996 (treating all 18,834 outstanding shares of Series B Convertible Preferred Stock ["Preferred Stock"] as if each share of Preferred Stock were converted into Common Stock) based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group:

Name and Address            Shares of Common         Percentage of Common
of Beneficial Owner            Stock Owned            Stock Outstanding

Jon Northrop               881,887 Shares(1,3)               44.1%
1922 W. Sanibel Court
Littleton, CO  80120

Jere Northrop              500,690 Shares(2,3)               25.0%
1961 Tonawanda Creek Road
Amherst, NY  14228

LoTayLingKyur, Inc.        385,697 Shares(4)                 22.0%
1280 Terminal Way, #3
Reno, NV  89502

Harley E. Northrop         174,018 Shares                     9.9%
P.O. Box 188
Westfield, NY  14787

Delta Petroleum            259,456 Shares(3)                 14.8%
  Corporation
555 17th Street, #3310
Denver, CO  809202

John Schwanekamp           125 Shares(5)                      nil
Sherman Road
Westfield, NY  14787

M. Duane Stutzman          10,250 Shares                      0.6%
7483 West Laurel Avenue
Littleton, CO  80123

Ronald G. Cullis            5,110 Shares                      0.3%

Management as a Group   1,138,452 Shares                     53.5%
(5 Persons)

___________________


1 Includes  8,000  shares  owned by the  Family  Trust  U/A  3rd  U/W
  Catherine Northrop. Additionally, includes 385,697 shares which Jon Northrop (the Company's Chief Executive Officer) has the right to vote through March 14, 2004, all of which shares are owned by LoTayLingKyur, Inc. ("LTLK"), an entity owned and controlled by the Company's former President. Jon Northrop also has the right to vote any shares which LTLK may acquire in exercise of its Class E Warrants in the future. No such exercise has taken place as of September 23, 1996. The calculations include all shares which were issued to LTLK in conversion of its convertible note. Additionally, Jon Northrop owns a currently exercisable Class A Warrant to purchase 125,000 shares of common stock at $10.00 per share until April 8, 1997, which warrant is included in this calculation. Does not include 4,000 shares owned by his wife and 58,550 shares owned by adult children of Jon Northrop each of which Mr. Northrop disclaims beneficial ownership, or any of up to 400,000 shares which Jon Northrop may in the future acquire pursuant to Class E Warrants. Jon Northrop has voting power for 881,887 shares and investment rights to 244,580 shares.

2 Includes  8,000  shares  owned by the  Family  Trust  U/A  3rd  U/W
  Catherine Northrop. Additionally, Jere Northrop owns a currently exercisable Class A Warrant to purchase 125,000 shares of common stock at $10.00 per share until April 8, 1997, which warrant is included in this calculation. Does not includes 4,000 shares owned by his wife and 54,550 shares owned by an adult child of Jere Northrop, each of which Mr. Northrop disclaims beneficial ownership or any of up to 400,000 shares which Jere Northrop may in the future acquire pursuant to Class E Warrants. Jere Northrop has voting power for 500,690 shares and investment rights to 249,080 shares.

3 Includes 126,610 shares owned by Delta Petroleum Corporation  which
  Jon Northrop and Jere Northrop jointly have the right to vote until December 31, 1999. Delta Petroleum Corporation also holds a currently exercisable Class A Warrant to purchase 125,000 shares of common stock at $10.00 per share until April 8, 1997, which warrant is included in this calculation. Delta Petroleum has voting power for 7,846 shares and investment rights to 259,456 shares.

4 LoTayLingKyur,  Inc.  ("LTLK") (the assignee of  shares  previously owned by Stonehenge Capital Corporation). The figure indicated includes 381,697 shares owned by LTLK directly and 4,000 shares owned by Mark Smith's wife. Jon Northrop (the Company's Chief Executive Officer) has the right to vote all 385,697 shares pursuant to a voting agreement that expires on March 14, 2004. Does not include any of up to 1,300,000 shares which LTLK may in the future acquire pursuant to Class E Warrants. LTLK has investment rights and no voting power to all 385,697 shares.

5 Does not include 125 shares owned by Mr. Schwanekamp's wife of which he disclaims beneficial ownership. Mr. Schwanekamp has full voting power and investment rights on his stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Effective December 20, 1994, the Company entered into a Settlement Agreement and General Release (the "Settlement Agreement") with Underwriters Financial Group ("UFG") and Delta Petroleum Corporation ("Delta") pursuant to which Delta delivered to the Company 20,000 restricted shares of Delta's common stock (as an inducement to the Company to enter into the subject Settlement Agreement with UFG), and UFG delivered to the Company 100,000 restricted shares of UFG's common stock as full and final payment of all amounts due and owing to the Company under the terms and conditions of an investment instrument (the "UFG Investment Instrument"), which had been the subject of some dispute between the Company and UFG since approximately December, 1993. The Settlement Agreement provided, among other things, that UFG released any claims that it might have against Delta and certain of Delta's officers which in any manner related to the UFG Investment Instrument or any other activity between the Company and UFG, and further, that both UFG and the Company fully released and discharged each other (and each of their respective directors, officers, attorneys, employees, members, representatives, agents, successors, assigns, parents, subsidiaries and affiliates) from any and all claims that either party may have had against the other by reason of any matter, cause or event whatsoever prior to the date of the Settlement Agreement. As of June 30, 1996, the Company had received an aggregate of $858,248 in net proceeds from the sale of 152,500 of the Delta Shares (including the $45,930 received prior to the subject dispute) held as collateral for the UFG Investment Instrument and 84,607 shares of the UFG Stock from the Settlement Agreement.

          The Company currently subleases office space from Delta under a month-to-month oral agreement pursuant to which the Company subleases four offices within Delta's existing office space, and is permitted to utilize Delta's office equipment for an aggregate cost to the Company of $940 per month.

          On December 20, 1994, the Company entered into an agreement (the "LTLK Agreement") with LoTayLingKyur, Inc. ("LTLK") to secure a short term credit facility for the Company's operations in an amount of up to $200,000 for a period which ended on March 1, 1995. Under the terms of the LTLK Agreement, amounts borrowed by the Company accrued interest at the rate of 1% per month compounded, and became due and payable in full on March 1, 1995. Additionally, LTLK purchased 250,000 Class C Warrants for $2,500, granting LTLK the right to purchase up to 250,000 shares of the Company's common stock for a 36 month period commencing March 15, 1996 at a price of $9.50 per share.

          On May 16, 1995, the Company, Jon Northrop (Company's Chief Executive Officer) and Jere Northrop (Company's President) entered into a new agreement with LTLK to secure additional funding for the Company's operations. Under the terms of the subject agreement, LTLK and the Company entered into a new note which amended and replaced the then currently outstanding note of Company to LTLK (with accrued interest and principal at that time of $581,114) and the Company's wholly-owned subsidiary, Bion Technologies, Inc., became a co-maker of the new note (the "Note"). In connection with this transaction, LTLK transferred to the Company ownership of 28,751 shares of common stock of Cyclopps Medical Systems, Inc. and $660,000 in principal and interest due under a convertible promissory note of Delta Petroleum Corporation then owned by LTLK and valued by the parties to such Note at an aggregate amount of $1,345,000 (which amount is a component of the principal due under the Note). The Note becomes due and payable in full on May 16, 2000, and earns monthly compounded interest at the rate of: (i) 1/2% for the initial three months; (ii) 3/4% for the subsequent three months; (iii) 1% thereafter; and (iv) in the event of an uncured default of the Note and/or the Agreement, 1.5%. Interest under the Note was accrued through the first three months. During the period from September 15, 1995 through February 15, 1996, half of the interest was converted into principal and the other half was paid. All of the accrued interest was converted into principal on February 15, 1996, and the Note requires that interest currently be paid in cash on the 15th day of each month until it is either paid in full or converted pursuant to its terms.

          The  Note becomes convertible (commencing May 15,  1998  by
          LTLK,   commencing  May  15,  1999  by  the  Company,   and
          automatically converts on May 15, 2000 absent an uncured default) to common stock of the Company at a price equal to the lowest of: (i) $2.375 per share; (ii) 75% of the average closing bid price of Company's common stock over the 30 day period prior to the conversion date; or (iii) 87-1/2% of the lowest price at which the Company has issued common stock for cash or other consideration during the term of the Note. The Note is secured by a first lien on all of the assets of the Company and the Subsidiary that are owned or acquired during the term of the Note.

          As inducement to LTLK to enter into the Note, the Company agreed to convert all outstanding warrants of the Company held by LTLK into Class E Warrants and amend such Class E Warrants to reduce the exercise price to $4.50 per share, and agreed to issue additional amended Class E Warrants to purchase 600,000 shares of the Company's common stock (at a deemed value of $.01 per warrant). Further, Jon Northrop and Jere Northrop were each issued amended Class E Warrants to purchase 400,000 shares of the Company's common stock. LTLK's remedies in the event of default (not cured within 20 days) include: (i) conversion of the Note pursuant to its terms; (ii) legal action to collect the Note or enforce the provisions of the Note; or (iii) acceptance of title to 100% ownership of Bion Technologies, Inc. (the subsidiary through which the Company currently conducts substantially all of its business operations and the loss of which would, in all likelihood, cause the Company to cease its existence). In the event that LTLK becomes the owner of Bion Technologies, Inc., the agreement with LTLK requires that the employment agreements with Jon Northrop and Jere Northrop would remain in full force and effect for a three year period, with that entity replacing the Company as employer. Additionally, the subject agreement provides that LTLK be permitted to provide consulting services to the Company with respect to its business operations over a seven year period which commenced on November 15, 1995 at a cost to the Company of $2,000 per month (which amount will increase to $2,500 per month on November 15, 1996).

          On July 29, 1993 the Company repaid Jon Northrop (an officer and director of the Company and the Company) $10,187.75 ($10,000 principal and $187.75 accrued interest) to fully pay off a promissory note of the Company held by Mr. Northrop. The note originated as a result of cash advances from Jon Northrop to the Company on June 3, 1993 to provide the Company with operating capital.

          On December 30, 1993 and March 3, 1994, as part of extensive ongoing long range estate planning, Harley E. Northrop (who was a director of Bion and subsequently also a director of the Company until August 1993) made aggregate gifts of 14,000 shares each (a total of 28,000 shares) of the Company's common stock to various family members, thereby reducing his ownership position to 96,844 shares, 6.8% ownership as of June 30, 1994.

          On April 18, 1995 the Company repaid Jon Northrop (an officer and director of the Company and the Company) $10,500.00 to fully pay off a promissory note of the Company held by Mr. Northrop. The note originated as a result of cash advances from Jon Northrop to the Company on April 14, 1995 to provide the Company with operating capital.

          On June 30, 1996 the Company converted the outstanding principal and interest balance of $57,920 on a note held by Harley E. Northrop into 28,960 shares of restricted and legended common stock of the Company in full satisfaction of the debt obligation.

          All future and ongoing transactions with affiliates will be on terms which the Company's management believes are no less favorable than could be obtained from affiliated parties. All future and ongoing loans to affiliates, officials and shareholders of the Company will be approved by a majority vote of the disinterested directors.




                            PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The Exhibits listed in the Index to Exhibits appearing at page 34 are filed as part of this report.


(b)  Reports on Form 8-K

     The following current reports on Form 8-K were filed during fiscal year 1996 and the first quarter of fiscal year 1997:

     Form 8-K  (dated August 1, 1995) reporting on items 5 & 7.


                       INDEX TO EXHIBITS


(2)  Plan of acquisition, reorganization, arrangement, etc.  None.

(3)  Articles of Incorporation and Bylaws

  3.1 Articles of Incorporation previously filed and incorporated herein by reference.

 3.2 Bylaws previously filed and incorporated herein by reference.

(4)  Instruments Defining the Rights of Holders, Inc. Indentures

     Statement of Designation and Determination of Preferences of Series A Convertible Stock previously filed and incorporated by reference.

(9)  Voting Trust Agreement.  None.

(10) Material Contracts.  None.

(11) Statement Re Computation of Per Share Earnings.  None.

(13) Annual or Quarterly Reports, Form 10-Q. Previously filed and incorpoated herein by reference.

(16) Letter on Changes in Certifying Accountant.  None.

(18) Letter on Changes in Accounting Principles.  None.

(21) List of Subsidiaries. Attached and incorporated herein by reference.

(22) Published Report Regarding Matters Submitted to Vote.  None.

(23) Consents of Experts. Attached to financial statements and incorporated herein by reference.

(24) Power of Attorney.  None.

(27) Financial Data Schedule.

(28) Information from Reports Furnished to State Insurance Regulatory Authorities. None.

(29) Additional Exhibits.  None.

                                                  EXHIBIT 21



             BION ENVIRONMENTAL TECHNOLOGIES, INC.

                        Subsidiary List


Bion Technologies, Inc., incorporated under the laws of the State of Colorado.

BionSoil, Inc., incorporated under the laws of the State of Colorado.


                         BION ENVIRONMENTAL
                         TECHNOLOGIES, INC.
                          AND SUBSIDIARIES

                Consolidated Financial Statements and
                    Independent Auditors' Report
                       June 30, 1996 and 1995






                          Table of Contents


                                                                 Page

Independent Auditors' Report                                    F - 1

Financial Statements

     Consolidated Balance Sheets                                F - 2

     Consolidated Statements of Operations                      F - 3

     Consolidated Statement of Changes in Stockholders' Equity  F - 4

     Consolidated Statements of Cash Flows                      F - 6

Notes to Consolidated Financial Statements                      F - 8





                    INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
Denver, CO


We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1996 and the related consolidated statement of operations, stockholders' deficit, and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2, the Company has incurred losses since inception exceeding $5,900,000. Continued losses without raising additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from this uncertainty.



                              /s/Ehrhardt Keefe Steiner & Hottman PC
                                 Ehrhardt Keefe Steiner & Hottman PC
August 22, 1996
Denver, Colorado




                     Consolidated Balance Sheet
                            June 30, 1996

                               Assets
Current assets
  Cash and cash equivalents                                $118,612
  Contract receivables (net of allowance                     22,070
   of $10,000)
  Work in progress (net of allowance of
   $20,000) (Note 3)
      Completed contracts                                   169,186
      Contracts in progress                                  50,500
  Prepaid expenses and other                                  2,128
          Total current assets                              362,496

Property and equipment, net of                               66,216
 accumulated depreciation of $6,544

Other assets
  Deferred long-term contact costs (Note 3)                  82,433
  Patents, net                                               40,778
  Other                                                       4,387
          Total other assets                                127,598

Total assets                                               $556,310

              Liabilities and Stockholders' (Deficit)
Current liabilities
  Accounts payable                                         $188,542
  Accounts payable - related party                           23,351
  Notes payable-stockholders (Note 4)                        96,050
  Capital lease obligation                                   18,482
  Accrued payroll expense                                    24,058
  Dividends declared (Note 6)                                16,112
  Accrued payroll (Note 7)                                  206,667
          Total current liabilities                         573,262

Long-term liabilities
  Notes payable - stockholders (Note 4)                   2,007,035
  Capital lease obligation                                   43,047
  Deferred contract revenue (Note 3)                        206,500
          Total liabilities                               2,829,844

Commitments and contingencies (Notes 2, 7
 and 9)

Stockholders' (deficit) (Notes 6 and 7)
  Preferred stock, series B, $.001 par
   value, 85,000 shares authorized, 18,834                   95,482
   shares issued and outstanding
  Common stock, no par value, 100,000,000
   shares authorized, 1,683,777 shares                    3,485,270
   issued and outstanding
  Common stock subscribed                                    49,538
  Accumulated deficit                                    (5,903,824)
          Total stockholders' (deficit)                  (2,273,534)

Total liabilities and stockholders'                        $556,310
 (deficit)


               Consolidated Statements of Operations

                                                    Year Ended
                                                     June 30,
                                                 1996         1995
Contract revenues                              $120,256     $ 75,740

Contract costs                                  176,019      207,354

Gross profit (loss)                             (55,763)    (131,614)

General and administrative expenses           1,647,308    1,851,493

Loss from operations                         (1,703,071)  (1,983,107)

Other income (expense)
  Interest income                                 4,254      125,659
  Interest expense                             (218,861)     (29,058)
  Research and development                      (74,588)     (59,948)
  Gain/(loss) on securities                     143,371      (44,604)


Net (loss)                                  $(1,848,895  $(1,991,058)

Net (loss) per common share                 $     (1.16) $     (1.41)

Weighted common shares outstanding            1,597,350    1,416,727



       Consolidated Statement of Changes in Stockholders' (Deficit)


               Preferred Stock Series A   Preferred Stock Series B  Common Stock
                  Shares    Amount       Shares     Amount    Shares Amount
Balance at June     110   $  24,750         -       $   -   1,374,736 $2,585,142
30, 1994

Conversion of
Preferred A Stock   (20)     (4,500)        -           -       1,000      4,500
into Common Stock

Sale of Investment    -           -         -           -          -          -
Instrument

Common Stock
subscriptions for     -           -         -           -          -          -
services

Issuance of common    -           -         -           -        4,223    21,500
stock for cash

Issuance of
Preferred B Stock     -           -       18,834      95,482        -         -
for cash

Issuance of common
stock for services    -           -          -          -       70,000   315,000

Net loss              -           -          -          -           -         -

Balance at June       90       20,250     18,834      95,482 1,449,959 2,926,142
30, 1995

Conversion of
Preferred A Stock    (90)     (20,250)       -          -        4,500    20,250
into Common Stock

Conversion of
common stock           -          -          -          -        3,723    14,503
subscriptions to
common stock

Common Stock
subscriptions for      -          -          -          -          -          -
services

Issuance of common     -          -          -          -      156,560   371,230
stock for cash

Conversion of note
payable to common      -          -          -          -       28,960    57,920
stock and interest

Issuance of common
stock for services     -          -          -          -       40,075    95,225

Dividends
declared,              -          -          -          -          -          -
preferred stock
Series B

Net loss               -          -          -          -          -          -

Balance at June        -      $   -      18,834     $95,482 1,683,777 $3,485,270
30, 1996

Continued on the following page.

       Consolidated Statement of Changes in Stockholders' (Deficit)


Continued from previous page.

                       Common
                        Stock        Investment     Accumulated
                     Subscribed      Instrument      (Deficit)     Total
Balance at
 June 30, 1994     $   7,500      $  (84,959)    $(2,047,759)    $  484,674

Conversion of
 Preferred A Stock
 into Common Stock        -               -                -              -

Sale of Investment
  Instrument              -           84,959               -         84,959

Common Stock
 subscriptions for
 services             11,838              -                -         11,838

Issuance of
 common stock for
 cash                     -               -                -         21,500

Issuance of
 Preferred B Stock
 for cash                 -               -                 -        95,482

Issuance of common
 stock for
 services                 -               -                 -       315,000

Net loss                  -               -           (1,991,058)  (1,991,058)

Balance at
 June 30, 1995        19,338              -           (4,038,817)    (977,605)

Conversion of
 Preferred A Stock        -               -                  -             -
into Common Stock

Conversion of
 common stock        (14,503)             -                  -             -
 subscriptions
 to common stock

Common Stock
 subscriptions for    44,703              -                  -          44,703
 services

Issuance of
 common stock for
 cash                     -               -                  -         371,230

Conversion of note
 payable to common
 stock and interest       -               -                  -          57,920

Issuance of common
 stock for services       -               -                  -          95,225

Dividends declared, preferred
 stock Series B           -               -             (16,112)       (16,112)

Net loss                  -               -          (1,848,895)    (1,848,895)

Balance at
 June 30, 1996       $ 49,538         $   -          $(5,903,824)   (2,273,534)



                Consolidated Statements of Cash Flows

                                                      Year Ended
                                                       June 30,
                                                  1996         1995
Cash flows from operating activities
 Net (loss)                                   $(1,848,895)   $(1,991,058)
   Adjustments to reconcile net loss to net
    cash used by operating activities -
     Depreciation and amortization                  4,981          3,068
     Valuation allowance                               -          96,892
     Issuance of stock for services,
      compensation and interest                   148,848        326,838
     Issuance of note payable for services
      and interest                                 80,921        339,383
     Loss on disposition of assets                     -           1,934
     Gain on sale of marketable equity
      securities                                 (143,371)            -
     Changes in assets and liabilities -
      Receivables                                  38,026          6,963
      Costs and estimated excess of billings
       on contracts                               243,707       (255,173)
      Prepaid expenses and other                   (3,814)        (1,513)
      Accounts payable                            (68,409)       178,721
      Accrued compensation                         55,657         69,134
      Deferred contact revenue                   (176,000)       263,000
      Deferred long-term contract costs            35,009        (93,542)
                                                  215,555        935,705
             Net cash (used in) operating
              activities                       (1,633,340)    (1,055,353)

Cash flows from investing activities
 Sale of marketable equity securities           1,418,018         79,406
 Investment in patents                            (16,893)       (14,982)
            Net cash provided by investing
             activities                         1,401,125          64,424

Cash flows from financing activities
 Payments on shareholder notes                    (60,460)        (10,500)
 Proceeds from shareholder notes                   39,047          392,155
 Proceeds from sale of stock                      371,230          116,982
 Payment on investment instrument                      -           474,677
 Payments on capital lease obligation              (2,791)              -
            Net cash provided by financing
             activities                           347,026          973,314

Net increase (decrease) in cash and cash
 equivalents                                      114,811          (17,615)
Cash and cash equivalents at beginning of
 period                                            3,801            21,416

Cash and cash equivalents at end of
 period                                         $118,612            $3,801


Continued on following page.

                Consolidated Statements of Cash Flows


Continued from previous page.


Supplemental disclosure of cash flow information
    Cash paid during the year for interest was $141,316 (1996) and $0
(1995).

Supplemental disclosures of non-cash financing activities
    Conversion of 90 shares of Preferred A Stock to 4,500 shares of Co mmon Stock valued at $20,250 (June 30, 1996).
     Conversion of subscribed stock to 3,723 shares of common stock valued at $14,503 (June 30, 1996).
     Conversion of note payable and accrued interest of $57,920 to 28,960 shares of common stock valued at $57,920 (June 30, 1996).
     Entered into a capital lease for equipment for $64,320 (June 30, 1996).
     Declared  and  accrued dividends of $16,112 for preferred  stock
     Series B (June 30, 1996).
     Issuance of 70,000 shares of common stock valued at $315,000 for services (June 3, 1995).
    Conversion of 20 shares of Preferred A Stock to 1,000 shares of Common Stock valued at $4,500 (June 30, 1995).
    Issuance  of  debt for convertible debt of Delta Petroleum  Corp.
    Common Stock valued at $1,220,000 (June 30, 1995).
    Issuance of debt for Cyclopss Medical Systems, Inc. Common Stock valued at $125,000 (June 30, 1995).
    Issuance of debt for $325,000 to a shareholder for satisfaction or Company accounts payable (June 30, 1995).



Note 1 - Summary of Significant Accounting Policies

Nature of Business

The   accompanying  consolidated  financial  statements  include  the accounts of Bion Environmental Technologies, Inc. ("Biet"),  and  its
wholly  owned  subsidiaries,  Bion Technologies,  Inc.  ("Bion")  and
BionSoil, Inc. ("BionSoil"), (collectively the Company).  The Company
is   engaged   in   the  designing,  marketing  and  overseeing   the
installation   and   operation  of  environmentally   effective   and
economically efficient treatment systems (based on proprietary and/or patented  processes) for the bio-conversion of wastewater,  primarily for  customers in New York, Washington, North Carolina  and  Florida.
Additionally, the Company has entered the market with an animal waste management  system, BionSoil NMS, which converts flushed  or  scraped animal wastes into an economically valuable product, BionSoil,  which the Company intends to market and sell.

Principles of Consolidation

The  consolidated financial statements as of June 30, 1996  and  1995
include  the  accounts of Biet, Bion and BionSoil.   All  significant
intercompany  transactions  and  balances  have  been  eliminated  in consolidation.

Contract Receivables

The Company grants credit in the normal course of business to customers who are located primarily in the New York, Florida, North
Carolina and Washington state areas. To reduce credit risk, the Company monitors the financial condition and performs credit analysis prior to entering into contracts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. For the periods ended June 30, 1996 and 1995, depreciation was recorded in the amounts of $3,108 and $2,330, respectively.

Revenue and Cost Recognition

    Treatment System Contracts

Revenues from fixed-price system development and construction type contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to total estimated contract costs for each contract. This method is used because the Company considers cost to date to be the best available measure of progress on these contracts.


Note 1 - Summary of Significant Accounting Policies (continued)

Revenue and Cost Recognition (continued)

Contract costs include all direct material and labor costs and  those
indirect   costs  related  to  contract  performance.   General   and
administrative costs are charged to expense as incurred.   Provisions
for  estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Changes in job performance, job conditions and estimated profitability, including those arising  from contract  penalty  provisions,  and final  contract  settlements  may result  in  revisions to costs and income and are recognized  in  the period in which the revisions are determined.

    BionSoil Contracts

Beginning in fiscal year 1994, the Company entered into contracts for producing BionSoil with fees to be paid through a defined portion of the net profit from the sale of the product. The contractual fees as of June 30, 1996 are $267,500 for these systems.

Since the Company is paid from the sales proceeds of BionSoil, all costs and revenue earned with the construction of the systems are deferred until the sale of BionSoil commences.

All capitalized BionSoil system costs for each contract are amortized on the unit-of-production method once sale of BionSoil commences using estimates of sales. If the results of an assessment indicate that the contract is impaired, the amount of the impairment is expensed. As of June 30, 1996, no material sales of the product have been consummated and accordingly, no revenue has been recognized in the financial statements on these contracts. At June 30, 1996, no contracts are deemed to be impaired.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Patents

Patent applications are recorded at cost and are amortized when the patent is issued over a period of the lesser of the patent's estimated economic or legal life. For the periods ended June 30, 1996 and 1995, amortization was recorded in the amount of $1,873 and $738, respectively.


Note 1 - Summary of Significant Accounting Policies (continued)

Research and Development Expenses

Research and development expenses are expensed as incurred and include both expenses for new technology development and expenses for ongoing efforts to improve existing technologies.

(Loss) Per Common Share

Net (loss) per common share is based on the weighted average number of common shares outstanding. Common stock equivalents were not considered as their inclusion would be antidilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Standards Not Yet Adopted

Statement of Financial Accounting Standards No. 121 - Accounting  for
Impairment  of  Long-Lived Assets and for  Long-Lived  Assets  to  be
Disposed  is effective for fiscal years beginning after December  15,
1995.   This  Statement establishes standards for the  impairment  of long-lived  assets,  certain identifiable intangibles,  and  goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

Management believes the adoption of this standard will not have a material impact on the consolidated financial statements.

In  October 1995, the FASB issued Statement No. 123, "Accounting  for
Stock-Based Compensation" ("FAS 123").  FAS 123 establishes financial
accounting   and   reporting  standards  for   stock-based   employee
compensation  plans.   FAS 123 is effective for transactions  entered
into  in fiscal years beginning after December 15, 1995.  The Company currently  accounts for stock-based compensation awards to  employees under  the provisions of Accounting Principles Board Opinion No.  25, as permitted by FAS 123, and intends to continue to do so.


Note 1 - Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

Cash  accounts  potentially subject the Company to  concentration  of
credit  risk.   The Company places its cash with high credit  quality
financial  institutions and, by policy, limits the amount  of  credit exposure  to any one financial institution.  At June 30, 1996,  there was  approximately  $14,000 in one bank in excess  of  the  federally insured limit.


Note 2 - Continued Operations

The  accompanying financial statements have been prepared on a  going concern  basis  which  contemplates the  realization  of  assets  and
liquidation  of liabilities in the ordinary course of  business.   In
prior  years, the Company had been in the development stage  and  its principal  activities  had consisted of raising  capital,  performing research  and  development activities and the  development  of  their products.  The Company has not yet begun earning significant  revenue from its planned principal operations.  Consequently, as of June  30,
1996,   the   Company  has  incurred  accumulated   losses   totaling
approximately  $5,900,000,  resulting in a  accumulated  stockholders
deficit   of  approximately  $2,300,000.   Cash  flows  from  current
operations are not sufficient to meet the obligations of the Company.
Management  plans  include continuing efforts  to  obtain  additional capital  to fund operations until contract sales along with sales  of
BionSoil  are  sufficient  to  fund  operations.   There  can  be  no
assurance  that  the  Company  will be able  to  successfully  attain profitable operations or raise sufficient capital.


Note 3 - Cost and Estimated Earnings on Uncompleted Contracts

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                             June 30,
                                              1996

      Costs incurred on contracts          $1,023,774
      Estimated (losses)                     (201,321)
                                              822,453
      Less billings to date                  (706,834)

                                           $  115,619


Note  3  -  Cost  and  Estimated Earnings  on  Uncompleted  Contracts
(continued)

        Included in the accompanying balance
         sheet under the following captions

        Costs and estimated earnings in excess
         of billings on completed contracts                      $169,186
        Costs and estimated earnings in excess
         of billings on uncompleted contracts                      50,500
        Deferred long-term contract costs                          82,433
        Allowance                                                  20,000
        Less deferred revenue                                    (206,500)
        Total costs and estimated earnings in
         excess of billings on contracts                         $115,619

Due to uncertainties in the estimation process, it is at least reasonably possible that completion costs could be further revised in the near term, and that the change may be material.


Note 4 - Note Payable - Stockholder and Capital Leases

On  May  16,  1995, Bion entered into an agreement with a shareholder whereby the Company received 28,572 shares of common stock of Cyclopss Medical Systems, Inc., valued at $125,000 and a convertible promissory note of Delta Petroleum Corporation with a face value of $660,000, valued at $1,220,000 all in exchange for a note payable to the shareholder in the amount of $1,345,000. All of the of Delta Petroleum Corporation promissory note was converted at a rate of $3.30 per share for a total of 200,000 shares. In addition, the Company received 8,042 shares for accrued interest through November 20, 1995. Commencing May 15, 1998 the shareholder will have the option to convert all or part of the outstanding sums due under the note to common stock of the Company at a price equal to the lowest of $2.375 per share, 75% of the closing average market bid price over 30 days prior to conversion or 87 1/2 % of the lowest price for which common stock has been issued during the term.


Note 4 - Note Payable - Stockholder and Capital Leases (continued)

In addition, the Shareholder advanced the Company $235,000 in cash and satisfied $325,000 of Company accounts payable for a total of $560,000, accruing interest at 12%. The shareholder also provided legal services to the Company in the amount of $11,375. Total interest accrued on the note was $80,921 for the year ended June 30, 1996.

                                                            June 30,
                                                              1996
Notes  payable to stockholders, due on demand, interest
 ranging from 11% to 12%, payable monthly.                  $ 96,050

Note  payable to stockholder, interest at 12%,  accrued
 through June 30, 1996, due May 16, 2000.                  2,007,035
                                                           2,103,085
Less current portion                                         (96,050)

                                                          $2,007,035

Capital lease - finance  company; with monthly
installments  of  $2,287, including  interest  at  18%,
through  May 1999; collateralized by equipment  with  a
net book value of approximately $62,000.                      61,529

Less current portion                                         (18,482)

                                                           $  43,047


Note 4 - Note Payable - Stockholder and Capital Leases (continued)

Future maturities of notes payable and capital leases.

    Year Ending                  Capital        Notes
      June 30,                    Lease        Payable       Total
          1997                     $ 27,449    $  96,050     $ 123,499
          1998                       27,449           -         27,449
          1999                       22,874           -         22,874
          2000                           -     2,007,035     2,007,035

                                     77,772   $2,103,085    $2,180,857
       Less amount representing     (16,243)
        interest

                                   $ 61,529


Note 5 - Stockholders' Deficit

Preferred Stock Series B

Class B Preferred Stock entitles the holder to convert the Preferred stock at the rate of one Class B Preferred Share for one share of Common Stock of the Company, subject to adjustment from time to time. The holders of the Class B Preferred Stock have the option to convert all the outstanding shares of the stock at any time after December
31, 1994. Class B Preferred Stock holders are entitled to receive, upon conversion, redemption or liquidation, cumulative dividends at the per annum rate of $.54 per share on the issued and outstanding
Class B Preferred Stock. The holders of the Series B Convertible Preferred Stock may require the Company to redeem all of the outstanding shares of Series B Preferred Stock at any time on or after December 31, 1996. Series B Preferred Stock holders have liquidation preference to the extent of their par value over holders of common stock and other series of preferred stock. As of June 30, 1996, 18,834 shares were issued and outstanding.


Note 5 - Stockholders' Deficit (continued)

Preferred Stock Series A

In 1992, the Company established a series of 50,000 shares of no par value preferred stock to have the designation of "Series A Convertible Preferred Stock". Each share can be converted into 50 shares of common stock at the option of the holder or automatically converts into common stock on the earlier of the two years from issuance or upon the effectiveness of a registration statement, which includes the shares of common stock underlying conversion. During the year ended June 30, 1996 the Company converted all 90 shares of Series A convertible preferred stock, then outstanding, into 4,500 shares of common stock at $4.50 per share.

Warrants

As of June 30, 1996, the Company has outstanding the following warrants:

                    Number of           Expiration     Exercise
Warrant              Shares                Date          Price
Class A             375,000   (2)          (1)       $10.00/share
Class E           2,100,000   (4)          (3)        $4.50/share
Class F-1            50,000                (5)        $2.00
Class F-2            50,000                (6)        $4.00
Class F-3           100,000                (7)        $6.00
Class G              25,000                (8)        $5.00

(1) Class A Warrants may be exercised to purchase 375,000 shares of common stock for a 36 month period beginning April 9, 1994 and ending April 8, 1997.

(2)  Two  officers  of  Biet  own  125,000  Class  A  Warrants  each.
     Additionally,  125,000  Class  A  Warrants  are   owned   by   a
     shareholder.

(3) Class E Warrants may be exercised to purchase 2,100,000 shares of common stock for a 36 month period beginning September 1, 1997.

(4) Two officers of Biet own 400,000 Class E warrants each. Additionally, 1,300,000 Class E warrants are owned by the majority shareholder.

(5) Class F-1 warrants may be exercised to purchase 50,000 shares of common stock for a 36 month period beginning August 1, 1995 and ending July 31, 1996.


Note 5 - Stockholders' Deficit (continued)

Warrants (continued)


(6) Class F-2 warrants may be exercised to purchase 50,000 shares of common stock for a 48 month period beginning August 1, 1995 and ending July 31, 1997.

(7) Class F-3 warrants may be exercised to purchase 100,000 shares of common stock for a 60 month period beginning August 1, 1995 and ending July 31, 1998.

(8) Class G warrants may be exercised to purchase 25,000 shares of common stock for a 36 month period beginning June 20, 1996 and ending June 20, 1999.

Options

The  Company  established the Fiscal Year 1994  Incentive  Plan  (the
Plan) in July 1993. Under the Plan, incentive stock options can be granted at prices not less than 100% of the Fair Market Value of a share of Common Stock on the date on which the Incentive Stock Option is granted. Options are exercisable within ten years from the date of grant, subject to early termination as provided in the Plan.

It is the Company's policy to recognize compensation expense to the extent the fair market value of the stock exceeds the option exercise price on the date of grant. To date, the Company has not recognized any compensation expense as all options have been granted at a price equal to the fair market value of the stock on the date of grant.

Pursuant to employment agreements, several employees have been guaranteed equity compensation in the form of legended and restricted shares of Biet common stock in quarterly amounts of $20,935, totaling $49,538 at June 30, 1996. As of June 30, 1996, 2,223 shares have been issued.


Note 7 - Related Party Transactions

As of June 30, 1996, there were $206,667 of accrued salaries due to officers included in accrued payroll.

During the year ended June 30, 1996, a shareholder of the Company provided legal services to the Company in the amount of $20,893.

For the period ended June 30, 1996, a shareholder of the Company provided office space to the Company. Rent expense for the year totaled $11,280.


Note 7 - Related Party Transactions (continued)

During the year ended June 30, 1996, the Company converted a $49,000 note payable to a shareholder of the Company into common stock.


Note 8 - Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

The principal temporary differences that result in a deferred tax asset are due to the losses generated since inception. The Company has generated a long-term deferred tax asset of approximately $2,000,000 that is fully impaired because of a lack of profitable operating history. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

The Company is a taxable corporation and has carry-forward operating losses of approximately $5,300,000 which expire in the following years.

          2005                             $  12,259
          2006                               242,016
          2007                               258,090
          2008                               337,884
          2009                               223,945
          Thereafter                       4,239,634

                                          $5,313,828


Note 9 - Subsequent Events

In July 1996, the Company issued 7,846 shares of common stock to a shareholder in exchange for rent of $23,540 included in accounts payable at June 30, 1996.


Note 9 - Subsequent Events (continued)

The   Company  also  entered  into  lease  agreements  for  equipment subsequent to year end. The lease payments in aggregate are $94,569 over the life of the leases through 2000.

In July 1996, a corporation owned by the majority shareholder granted the Company a $250,000 line-of-credit, interest at 12% per annum payable monthly, with all outstanding principal and interest due December 31, 1998. As of August 22, 1996, $80,000 was outstanding.

In consideration for the establishment of the line-of-credit, Bion issued the related corporation Class G warrants to purchase 200,000 shares of common stock for a 36 month period beginning January 1, 1998 and ending January 1, 2001, at a price of $4.50 per share. Should the Company pay off the outstanding balance on the line-of-credit on or before December 31, 1997, the warrants to purchase 200,000 shares will be reduced to 100,000 shares.

In August 1996, the Company entered into an agreement to issue warrants to purchase 10,000 shares of common stock at a price of $5.00 per share and 14,500 shares of common stock at a price of $3.00 per share for $30,000. The warrants are effective beginning August 21, 1996 and exercisable for a 60 month period ending August 21, 2001.

In August 1996, the Company issued warrants to employees under the 1994 Incentive Compensation Plan, to purchase 60,000 shares of common stock at $5.00 per share. The warrants are effective for a 60 month period beginning September 1, 1996 through September 1, 2001.


Note 10 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. Fair value estimates are made at a specific point in time for the Company's financial instruments; they are subjective in nature and involve uncertainties, matters of significant judgment and, therefore, cannot be determined with precision. Fair value estimates do not reflect the total value of the Company as a going concern.

Cash and Accounts Payable

The carrying value approximates fair value due to its liquid or short-term nature.


Note 10 - Fair Value of Financial Instruments (continued)

Notes Payable - Stockholders and Capital Lease Obligation

Rates currently available to the Company for debt and capital lease obligations with similar terms and remaining maturities are used to estimate the fair value of existing debt.

The estimated fair values of the Company's financial instruments at June 30, 1996 were as follows:

                                              Carrying       Fair
                                               Amount       Value
                               Assets
Cash                                         $  118,612    $118,612


                            Liabilities
Accounts payable                             $   211,893   $211,893
Notes payable - stockholders                   2,103,085  2,103,085
Capital lease obligations                         61,529     61,529

                                             $ 2,376,507 $2,376,507
</TABLE

                             SIGNATURES


     In  accordance  with  Section  13 or  15(d)  of  the  Securities
Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BION ENVIRONMENTAL TECHNOLOGIES, INC.


Date:  September 30, 1996     By:  /s/ Jon Northrop
     Jon Northrop
                                   Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Name and Capacity                        Date


/s/ Jon Northrop                             September 30, 1996
Jon Northrop, Chief Executive
  Officer, Director


/s/ Jere Northrop                            September 30, 1996
Jere Northrop, President, Director


/s/ M. Duane Stutzman                        September 30, 1996
M. Duane Stutzman, Chief Financial
  Officer, Treasurer, Director


/s/ John Schwanekamp                         September 30, 1996
John Schwanekamp, Director


/s/ Ronald G. Cullis                         September 30, 1996
Ronald G. Cullis, Director



