Form 10KSB/A
period 1996-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-10-15
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          Form 10-KSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this form 10-KSB/A. [ X ]

The aggregate market value as of September 23, 1996 of voting stock held by non-affiliates of the Registrant was $3,292,988 based upon the average of the closing bid and ask prices on the Over the Counter Electronic Bulletin Board exchange as of that date.

As of September 23, 1996, 1,739,960 shares of Registrant's Common
Stock,  no  par value, and 18,834 shares of Series B  Convertible
Preferred Stock were issued and outstanding.
                             PART I


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












     There is also extensive competition in the potting soil, organic soil amendment, and organic fertilizer markets. There are many companies which are already selling similar type products. These companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases. Gaining a share of this market may take time and could require substantial resource
     allocation   for   advertising,   packaging,   and   product
     introductions. Further competition will come from a variety of composting operations being run by municipal and other governmental agencies, and by private industry, to dispose of various waste products including industrial and municipal wastewater sludges, yard and landscaping wastes, and other industrial or commercial organic wastes. These composted materials may be sold by the various organizations at low cost just to reduce or defray disposal expense, thereby creating downward pressure on the price the Company may be able to get for its products. Many of the competing
     organizations  and  companies  are  well-established,   have
     substantially greater financial and other resources than the
     Company  and  have  already  established  success   in   the
     development,  and  sale  of  their  products.   The  Company
     believes   it   can   compete   successfully   with    these
     organizations in its market niche because BionSoil is generally a higher quality product which qualifies as an all-
     organic  material.   It will, however,  take  time,  a  well
     organized marketing program, and further product development to realize the market potential that BionSoil currently appears to offer.

     Dependence on one or a few major customers

     The Company's operating results are not dependent upon a limited number of large contracts. Although some of the Company's customers accounted for more than 10 percent of the Company's revenues during the past fiscal year resulting from the installation of new systems, no such customer is expected to account for more than 10 percent of the
     Company's revenue during the current fiscal year. The nature of the Company's business is such that significant sales are generally expected to be "one-time" contracts pursuant to which single systems are sold and installed, with income to be received after the first year of operation from the sale of by-products produced by the systems and from maintenance contracts.

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

    Quarter Ended                                  High Bid       Low Bid

    September  30,  1994...............             $   7.50       $7.00
    December  31,  1994................             $   7.56       $7.50
    March  31,  1995...................             $   7.75       $1.00
    June  30,  1995....................             $   7.75       $1.00
    September  30,  1995...............             $   4.97       $1.50
    December  31,  1995................             $   4.63       $2.25
    March  31,  1996...................             $   3.75       $3.00
    June  30,  1996....................             $   4.00       $2.50


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The   following  discussion  and  analysis  should  be  read   in
conjunction with the Company's consolidated financial statements and the Notes thereto included elsewhere in this 10-KSB/A.

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

















                   Summary Compensation Table

                                            Annual Compensation
                                                                  Other
                                                                 Annual
                                         Salary1      Bonus     Compensation
Name and Princial Position     Year        ($)         ($)         ($)
Jon Northrop                  1996      133,333 2       -           -
Chairman of the Board, Chief
Executive Officer and
Secretary                     1995      100,000 3       -           -
                              1996 6     25,500         -           -

Jere Northrop                 1996      133,333 2       -           -
President and Chief           1995      100,000 3       -           -
Operating Officer
                              1994 6     25,500         -           -

Duane Stutzman                1996      110,000 5       -           -
 Chief Financial Officer and  1995       90,000 4       -           -
Treasurer
                              1994 6     15,000         -           -

Continued below


                                         Awards            Payouts
                                Restricted    Securities             All Other
                                Stock Award   Underlying     LTIP      Annual
                        Salary1     (s)        Options/    Payouts  Compensation
Principal Position  Year  ($)       ($)         SARs (#)      $         $

Jon Northrop       1996   133,333 2    -           -           -           -
Chairman of the
Board, Chief       1995   100,000 3    -           -           -           -
Executive Officer
and Secretary      1996 6  25,500      -           -           -           -

Jere Northrop      1996   133,333 2    -           -           -           -
President and      1995   100,000 3    -           -           -           -
Chief Operating
Officer            1994 6  25,500      -           -           -           -

Duane Stutzman     1996   100,000 5    -           -           -           -
Chief Financial    1995    90,000      -           -           -           -
Officer and
Treasurer          1994 6  15,000      -           -           -           -

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


















Name  and  Address        Shares of  Common        Percentage  of
Common
of Beneficial Owner      Stock Owned            Stock Outstanding

Jon Northrop             881,887 Shares 1,3               43.9%
1922 W. Sanibel Court
Littleton, CO  80120

Jere Northrop            500,690 Shares 2,3               24.9%
1961 Tonawanda Creek Road
Amherst, NY  14228

LoTayLingKyur, Inc.      385,697 Shares 4                 21.9%
1280 Terminal Way, #3
Reno, NV  89502

Harley E. Northrop       145,058 Shares                    8.3%
P.O. Box 188
Westfield, NY  14787

Delta Petroleum          259,456 Shares 3                 14.8%
  Corporation
555 17th Street, #3310
Denver, CO  809202

John Schwanekamp             125 Shares 5                  nil
Sherman Road
Westfield, NY  14787

M. Duane Stutzman         10,250 Shares                    0.6%
7483 West Laurel Avenue
Littleton, CO  80123

Ronald G. Cullis           5,110 Shares                    0.3%

Management as a Group  1,138,452 Shares                   53.4%
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

4 LoTayLingKyur,   Inc.   ("LTLK")  (the   assignee   of   shares
  previously owned by Stonehenge Capital Corporation). The figure indicated includes 381,697 shares owned by LTLK directly and 4,000 shares owned by Mark Smith's wife. Jon Northrop (the Company's Chief Executive Officer) has the right to vote all 385,697 shares pursuant to a voting agreement that expires on March 14, 2004. Does not include any of up to 600,000 shares which the president, his wife, or family may in the future acquire pursuant to Class E Warrants. LTLK has investment rights and no voting power to all 385,697 shares.

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

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES




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

Financial Statements

     Consolidated Balance Sheets                                F - 2

     Consolidated Statements of Operations                      F - 3

     Consolidated Statement of Changes in Stockholders' Equity  F - 4

     Consolidated Statements of Cash Flows                      F - 5

Notes to Consolidated Financial Statements                      F - 7





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



                              /s/Ehrhardt Keefe Steiner & Hottman PC
                                 Ehrhardt Keefe Steiner & Hottman PC
August 22, 1996
Denver, Colorado



                              F - 1

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES


                   Consolidated Balance Sheet
                          June 30, 1996

                               Assets
Current assets
  Cash and cash equivalents                                $118,612
  Contract receivables (net of allowance                     22,070
   of $10,000)
  Work in progress (net of allowance of
   $20,000) (Note 3)
      Completed contracts                                   169,186
      Contracts in progress                                  50,500
  Prepaid expenses and other                                  2,128
          Total current assets                              362,496

Property and equipment, net of                               66,216
accumulated depreciation of $6,544

Other assets
  Deferred long-term contact costs (Note 3)                  82,433
  Patents, net                                               40,778
  Other                                                       4,387
          Total other assets                                127,598

Total assets                                               $556,310

              Liabilities and Stockholders' (Deficit)
Current liabilities
  Accounts payable                                         $188,542
  Accounts payable - related party                           23,351
  Notes payable-stockholders (Note 4)                        96,050
  Capital lease obligation                                   18,482
  Accrued payroll expense                                    24,058
  Dividends declared (Note 5)                                16,112
  Accrued payroll (Note 6)                                  206,667
          Total current liabilities                         573,262

Long-term liabilities
  Notes payable - stockholders (Note 4)                   2,007,035
  Capital lease obligation                                   43,047
  Deferred contract revenue (Note 3)                        206,500
          Total liabilities                               2,829,844

Commitments and contingencies (Notes 2, 6
and 8)

Stockholders' (deficit) (Note 5)
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
(deficit)

         See notes to consolidated financial statements.

                              F - 2



              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES


              Consolidated Statements of Operations

                                                  Year Ended
                                                   June 30,
                                              1996         1995
Contract revenues                            $120,256     $ 75,740

Contract costs                                176,019      207,354

Gross profit (loss)                           (55,763)    (131,614)

General and administrative expenses         1,647,308    1,851,493

Loss from operations                       (1,703,071)  (1,983,107)

Other income (expense)
  Interest income                               4,254      125,659
  Interest expense                           (218,861)     (29,058)
  Research and development                    (74,588)     (59,948)
  Gain/(loss) on securities                   143,371      (44,604)


Net (loss)                                $(1,848,895) $(1,991,058)

Net (loss) per common share                   $ (1.16)   $   (1.41)

Weighted common shares outstanding          1,597,350    1,416,727

         See notes to consolidated financial statements.

                              F - 3





              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

  Consolidated Statement of Changes in Stockholders' (Deficit)

                 Preferred Stock Series A Preferred Stock Series B Common Stock
                  Shares     Amount     Shares     Amount   Shares   Amount
Balance at June     110      $ 24,750       -       $   -  1,374,736  $2,585,142
30, 1994

Conversion of
Preferred A Stock   (20)       (4,500)      -           -      1,000       4,500
into Common Stock

Sale of Investment    -            -        -           -         -          -
Instrument

Common Stock
subscriptions for     -            -        -           -         -          -
services

Issuance of common    -            -        -           -      4,223      21,500
stock for cash

Issuance of
Preferred B Stock     -            -      18,834     95,482       -         -
for cash

Issuance of common
stock for services    -            -         -          -      70,000    315,000

Net loss              -            -         -          -         -         -

Balance at June      90         20,250    18,834     95,482 1,449,959  2,926,142
30, 1995

Conversion of
Preferred A Stock   (90)       (20,250)      -          -       4,500     20,250
into Common Stock

Conversion of
common stock          -            -         -          -       3,723     14,503
subscriptions to
common stock

Common Stock
subscriptions for     -            -         -          -          -          -
services

Issuance of common    -            -         -          -     156,560    371,230
stock for cash

Conversion of note
payable to common     -            -         -          -      28,960     57,920
stock and interest

Issuance of common
stock for services    -            -         -          -      40,075     95,225

Dividends
declared,             -            -         -          -         -          -
preferred stock
Series B

Net loss              -            -         -          -         -          -

Balance at June       -       $    -      18,834   $ 95,482 1,683,777 $3,485,270
30, 1996

Continued on the following page.

         See notes to consolidated financial statements.

                              F - 4



              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

  Consolidated Statement of Changes in Stockholders' (Deficit)

Continued from previous page.

                                 Common
                                  Stock     Investment    Accumulated
                               Subscribed   Instrument     (Deficit)    Total
Balance at June 30, 1994       $  7,500     $  (84,959)   $(2,047,759) $ 484,674

Conversion of Preferred A           -               -             -           -
Stock into Common Stock

Sale of Investment Instrument       -           84,959            -       84,959

Common Stock subscriptions for   11,838             -             -       11,838
services

Issuance of common stock for        -               -             -       21,500
cash

Issuance of Preferred B Stock       -               -             -       95,482
for cash

Issuance of common stock for        -               -             -      315,000
services

Net loss                            -               -    (1,991,058) (1,991,058)

Balance at June 30, 1995         19,338             -    (4,038,817)   (977,605)

Conversion of Preferred A Stock     -               -             -           -
into Common Stock

Conversion of common stock      (14,503)            -             -           -
subscriptions to common stock

Common Stock subscriptions for   44,703             -             -       44,703
services

Issuance of common stock for        -               -             -      371,230
cash

Conversion of note payable to       -               -             -       57,920
common stock and interest

Issuance of common stock for        -               -             -       95,225
services

Dividends declared, preferred       -               -         (16,112)  (16,112)
stock Series B

Net loss                            -               -    (1,848,895) (1,848,895)

Balance at June 30, 1996        $ 49,538         $  -   $(5,903,827)$(2,273,534)





         See notes to consolidated financial statements.

                              F - 5




              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

                                                    Year Ended
                                                     June 30,
                                                1996         1995
Cash flows from operating activities
 Net (loss)                                  $(1,848,895)  $(1,991,058)
   Adjustments to reconcile net loss to net
    cash used by operating activities -
   Depreciation and amortization                   4,981         3,068
   Valuation allowance                                -         96,892
   Issuance of stock for services,               148,848       326,838
    compensation and interest
   Issuance of note payable for services          80,921       339,383
    and interest
   Loss on disposition of assets                      -          1,934
   Gain on sale of marketable equity             (143,371)          -
    securities
   Changes in assets and liabilities -
     Receivables                                   38,026        6,963
     Costs and estimated excess of billings       243,707     (255,173)
      on contracts
     Prepaid expenses and other                    (3,814)      (1,513)
     Accounts payable                             (68,409)     178,721
     Accrued compensation                          55,657       69,134
     Deferred contact revenue                    (176,000)     263,000
     Deferred long-term contract costs             35,009      (93,542)
                                                  215,555      935,705
        Net cash (used in) operating           (1,633,340)  (1,055,353)
         activities

Cash flows from investing activities
 Sale of marketable equity securities           1,418,018       79,406
 Investment in patents                            (16,893)     (14,982)
       Net cash provided by investing           1,401,125       64,424
        activities

Cash flows from financing activities
 Payments on shareholder notes                    (60,460)     (10,500)
 Proceeds from shareholder notes                   39,047      392,155
 Proceeds from sale of stock                      371,230      116,982
 Payment on investment instrument                      -       474,677
 Payments on capital lease obligation              (2,791)          -
        Net cash provided by financing            347,026      973,314
         activities

Net increase (decrease) in cash and cash          114,811      (17,615)
equivalents
Cash and cash equivalents at beginning of           3,801        21,416
period

Cash and cash equivalents at end of              $118,612      $  3,801
period

Continued on following page.

         See notes to consolidated financial statements.

                              F - 6
              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

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















         See notes to consolidated financial statements.

                              F - 7



              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
                              F - 8




              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


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


                              F - 9




              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued)

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


Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of their products. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of June 30, 1996, the Company has incurred accumulated losses totaling approximately $5,900,000, resulting in a accumulated stockholders deficit of approximately $2,300,000. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.
                             F - 10




              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


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

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


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

                                                             June 30,
                                                              1996
Notes  payable to stockholders, due on demand, interest
ranging from 11% to 12%, payable monthly.                   $    96,050

Note  payable to stockholder, interest at 12%,  accrued
through June 30, 1996, due May 16, 2000.                      2,007,035
                                                              2,103,085
Less current portion                                            (96,050)
                                                            $ 2,007,035

Capital   lease   -  finance  company;   with   monthly
installments  of  $2,287, including  interest  at  18%,
through  May 1999; collateralized by equipment  with  a
net book value of approximately $62,000.                       $61,529

Less current portion                                           (18,482)

                                                            $   43,047

Future maturities of notes payable and capital leases.

    Year Ending                  Capital        Notes
     June 30,                     Lease        Payable       Total
          1997                     $ 27,449    $  96,050     $ 123,499
          1998                       27,449           -         27,449
          1999                       22,874           -         22,874
          2000                                 2,007,035     2,007,035

                                     77,772   $2,103,085    $2,180,857
  Less amount representing interest (16,243)

                                   $ 61,529

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


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

Warrants

As of June 30, 1996, the Company has outstanding the following warrants:

              Number of           Expiration     Exercise
Warrant        Shares                Date          Price
Class A          375,000   (2)       (1)
                                               $10.00/share
Class E        2,100,000   (4)       (3)
                                               $4.50/share
Class F-1         50,000             (5)
                                               $2.00
Class F-2         50,000             (6)
                                               $4.00
Class F-3        100,000             (7)
                                               $6.00
Class G           25,000             (8)
                                               $5.00

(1)  Class  A  Warrants  may  be exercised  to  purchase  375,000 shares  of  common  stock  for a 36 month  period  beginning
     April 9, 1994 and ending April 8, 1997.

(2)  Two  officers  of  Biet own 125,000 Class A  Warrants  each.
     Additionally, 125,000 Class A Warrants are owned by a shareholder.

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


Note 5 - Stockholders' Deficit (continued)

Warrants (continued)

(3)  Class  E  Warrants  may be exercised to  purchase  2,100,000 shares  of  common  stock  for a 36 month  period  beginning
     September 1, 1997.

(4)  Two  officers  of  Biet own 400,000 Class E  warrants  each.
     Additionally, 1,300,000 Class E warrants are owned by the majority shareholder.

(5)  Class  F-1  warrants  may be exercised  to  purchase  50,000 shares  of  common  stock  for a 12 month  period  beginning
     August 1, 1995 and ending July 31, 1996.

(6)  Class  F-2  warrants  may be exercised  to  purchase  50,000 shares  of  common  stock  for a 24 month  period  beginning
     August 1, 1995 and ending July 31, 1997.

(7)  Class  F-3  warrants  may be exercised to  purchase  100,000 shares  of  common  stock  for a 36 month  period  beginning
     August 1, 1995 and ending July 31, 1998.

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


Note 6 - Related Party Transactions

As of June 30, 1996, there were $206,667 of accrued salaries due to officers included in accrued payroll.

During the year ended June 30, 1996, a shareholder of the Company provided legal services to the Company in the amount of $20,893.

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


Note 6 - Related Party Transactions (continued)

For the period ended June 30, 1996, a shareholder of the Company provided office space to the Company. Rent expense for the year totaled $11,280.

During the year ended June 30, 1996, the Company converted a $49,000 note payable to a shareholder of the Company into common stock.


Note 7 - Income Taxes

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

Note 8 - Subsequent Events

In July 1996, the Company issued 7,846 shares of common stock to a shareholder in exchange for rent of $23,540 included in accounts payable at June 30, 1996.

The Company also entered into lease agreements for equipment subsequent to year end. The lease payments in aggregate are $94,569 over the life of the leases through 2000.

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


Note 8 - Subsequent Events (continued)

In July 1996, the Company secured a $250,000 line-of-credit, interest at 12% per annum payable monthly, with all outstanding principal and interest due December 31, 1998. As of August 22,
1996, $75,000 was outstanding.

In consideration for the establishment of the line-of-credit, the Company issued Class G warrants to purchase 200,000 shares of common stock for a 36 month period beginning January 1, 1998 and ending January 1, 2001, at a price of $4.50 per share. Should the Company pay off the outstanding balance on the line-of-credit on or before December 31, 1997, the warrants to purchase 200,000 shares will be reduced to 100,000 shares.

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


Note 9 - Fair Value of Financial Instruments

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

              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                        AND SUBSIDIARIES

           Notes To Consolidated Financial Statements


Note 9 - Fair Value of Financial Instruments (continued)

Notes   Payable  -  Stockholders  and  Capital  Lease  Obligation
(continued)

The estimated fair values of the Company's financial instruments at June 30, 1996 were as follows:

                                              Carrying       Fair
                                               Amount       Value
                               Assets
Cash                                        $  118,612     $118,612
                                            $  118,612     $118,612

                            Liabilities
Accounts payable                               211,893     $211,893
Notes payable - stockholders                 2,103,085    2,103,085
Capital lease obligations                       61,529       61,529

                                            $2,376,507   $2,376,507

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