Form 10QSB
period 1996-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1996-11-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED   September 30, 1996   OR
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


   555 17th Street, Suite 3310
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

The number of shares outstanding of registrant's classes of common stock, as of November 12, 1996:

          Common Stock, No Par Value, 1,747,806
          Series B Convertible Preferred Stock, $.001
            Par Value, 18,834 shares

Bion Environmental Technologies, Inc.               Form 10-QSB
                                             September 30, 1996




                             INDEX



PART I    FINANCIAL INFORMATION                     PAGE NO.


ITEM 1    FINANCIAL STATEMENTS

          Balance Sheets:
              June 30, 1996 and
              September 30, 1996.................        F2

         Statements of Operation:
              For the Three Month Periods Ended
              September 30, 1995 and
              September 30, 1996.................        F3

         Statements of Cash Flows:
              For the Three Month Periods Ended
              September 30, 1995 and
              September 30, 1996.................        F4

         Statement of Changes in Stockholders
         Equity..................................        F5

         Notes to Financial Statements............       F6-F7


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS............................         3



PART II  OTHER INFORMATION

ITEM 1-6 .........................................         6


                     FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS

                     Consolidated Balance Sheets

                                            September 30,   June 30,
                                                1996          1996
                                             (Unaudited)   (Audited)
 Assets
Current assets
 Cash and cash equivalents                  $   47,502   $  118,612
 Contract receivables                           35,738       22,070
 Work in progress (net of allowance
  of $20,000)                                  222,802      219,686
 Prepaid expenses and other                        532        2,128
   Total current assets                        306,574      362,496

Property and equipment, net                    130,495       66,216

Other assets
 Patents, net                                   40,092       40,778
 Deferred long-term  contract  costs            82,433       82,433
 Other                                           5,802        4,387
   Total other assets                          128,327      127,598

   Total assets                               $565,396     $556,310


          Liabilities and Stockholder (Equity)
Current liabilities
 Accounts payable and accrued liabilities     $283,936     $228,712
 Accounts payable - related party                    0       23,351
 Notes payable - stockholders                   96,050       96,050
 Capital lease obligations                      32,667       18,482
 Accrued payroll - officers                    239,167      206,667
   Total current liabilities                   651,820      573,262

Long-term liabilities
 Notes payable - stockholders                2,007,035    2,007,035
 Line-of-credit                                 75,000            0
 Capital lease obligation                       89,601       43,047
 Deferred contract revenue                     206,500      206,500
     Total liabilities                       3,029,956    2,829,845

Commitments and contingency

Stockholders' (deficit)
 Preferred stock, $.001 par value
  10,000,000 shares authorized, 18,834
  series B (September 30, 1996 and
  June 30, 1996) shares issued and
  outstanding                                   95,482       95,482
 Common stock, no par value, 100,000,000
  shares authorized, 1,747,806 (September 30,
  1996) and 1,683,777 (June 30, 1996)
  shares issued and outstanding              3,691,276    3,485,270
 Common stock subscribed                        70,473       49,538
 Accumulated deficit                        (6,321,791)  (5,903,824)
    Total stockholders' (deficit)           (2,464,560)  (2,273,534)

    Total liabilities and
     stockholders'(deficit)                   $565,396     $556,310


                Consolidated Statements of Operations

                                              Three Months Ended
                                                 September 30
                                            1996            1995
                                           (Unaudited)  (Unaudited)
Contract revenues                        $    35,547  $   38,185

Contract costs                               112,182      27,002

 Gross profit (loss)                         (76,635)     11,183

General and administrative expenses          341,432     313,225

Loss from operations                        (418,067)   (302,042)

Other income (expense)
 Interest income                             105,130        ---
 Interest expense                            (67,935)    (40,876)
 Research and development                    (34,551)    (15,921)
 Gain (Loss) on marketable
   equity securities                               0     212,544


Net (loss)                                 $(415,423)  $(146,295)

(Loss) per weighted average share
 of common stock                           $   (0.24)  $   (0.10)


Weighted common shares outstanding         1,717,575   1,497,379


                Consolidated Statements of Cash Flows

                                              Three Months Ended
                                                September 30,
                                             1996        1995
                                          (Unaudited) (Unaudited)
Cash flows from operating activities
     Net (loss)                            $(415,423) $ (146,295)
     Adjustments to reconcile net loss to
     net cash provided/used by
     operating activities -
       Depreciation and amortization          $4,960         805
       Increase in  valuation allowance            0     (212,544)
       Issuance of stock for services
         and interest                         44,475      52,000
     Change in assets and liabilities -
       Contract receivables                  (16,784)      6,065
       Prepaid expenses                          181       2,644
       Accounts payable and accrued
        liabilities                           29,330      14,806
       Accrued payroll - officers             32,500           0

          Net cash (used in) operating
           activities                       (320,761)   (282,519)

Cash flows from investing activities
     Investments in patents                        0       1,669
     Sale of marketable equity securities          0      260,924
          Net cash (used in) provided
           by investing activities                 0      262,593

Cash flows from financing activities
     Proceeds from shareholder notes - net         0     (10,000)
     Line of credit                           75,000           0
     Proceeds from sale of stock             151,216     102,520
     Payments on capital lease obligations    (7,815)          0
     Proceeds from the sale of warrants       31,250           0

       Net cash provided by financing
        activities                           249,651      92,520

Net increase (decrease) in cash
  and cash equivalents                       (71,110)     72,594

Cash and cash equivalents at beginning
 of period                                   118,612       3,801

Cash and cash equivalents at end of period $  47,502   $  76,395

 Footnote:
  Supplemental Cash Flow Information
   Cash paid for Interest                   $67,935     $40,876
  Supplemental disclosure of non-cash
   financing activities
   The Company entered into capital leases
    for equipment in the amount of $69,239.
   The Company declared accrued dividends
    of $2544 for the Series "B" preferred
    stock.

                           BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                       AND SUBSIDIARIES



                  Consolidated Statement of Changes in Stockholders' Equity

                        Series "B"                             Common
                     Preferred Stock       Common Stock         Stock
                    Shares     Amount    Shares    Amount     Subscribed

Balances at
 June 30,
 1996               18,834   $ 95,482  1,683,777  $3,485,270   $ 49,538

Common stock
 subscriptions
 for services          --          --       --         --        20,935

Warrants issued
 for cash              --          --       --        31,250       --

Issuance of common
 stock for cash        --          --    56,183       151,216      --

Issuance of common
 stock for services    --          --     7,846        23,540      --

Dividends declared,
 preferred stock
 Series B              --          --       --            --       --

Net (loss) for the
 period ended
 September 30, 1996    --          --       --            --       --

Balances at
 September 30, 1996   18,834   $ 95,482 1,747,806  $3,691,276    $ 70,473


Continued below



                                 BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                            AND SUBSIDIARIES

                                Accumulated
                                  Deficit           Total

Balances at June 30, 1996      $(5,903,824)         $(2,273,534)

Common stock subscriptions
 for services                         --                 20,935

Warrants issued for cash              --                 31,250

Issuance of common stock
 for cash                             --                151,216

Issuance of common stock
 for services                         --                 23,540

Dividends declared, preferred
 stock Series B                    (2,544)               (2,544)

Net (loss) for the period
 ended September 30, 1996        (415,423)             (415,423)

Balance at September 30, 1996 $(6,321,791)          $(2,464,560)


Note 1 - Summary of Accounting Policies

The summary    of    the    registrant's    significant    accountin   policies
are    incorporated    by   reference   to   the   Company's   annual    report
on Form 10-KSB/A at June 30, 1996.

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

Note 2 - Continued Operations

The    accompanying    financial    statements    have    been    prepared on  a
going  concern   basis   which   contemplates   the   realization   of   assets
and liquidation of   liabilities    in    the    ordinary     course     of
business.      In    prior    years,    the    Company    had     been in the
development    stage    and    its   principal   activities    had consisted  of
raising  capital,     performing    research    and     development  activities
and  the  development  of   their   products.    The   Company   has   not  yet
begun     earning     significant    revenue    from    its   planned principal
operations.     Consequently,   as   of   September    30,    1996, the Company
has        incurred       accumulated       losses       totaling approximately
$6,300,000,    resulting    in    a    accumulated    stockholders' deficit of
approximately    $2,500,000.     Cash   flows    from    current operations are
not     sufficient     to     meet     the    obligations     of the  Company.
Management    plans    include    continuing    efforts    to  obtain additional
capital    to    fund   operations   until   contract   sales   along with sales
of    BionSoilO   are   sufficient   to   fund   operations.    There can be no
assurance    that    the    Company   will   be   able   to  successfully attain
profitable operations or raise sufficient capital.

Note 3 - Cost and Estimated Earnings on Uncompleted Contracts

The     Company's     costs     and     estimated     earnings  on  uncompleted
treatment system contracts consist of the following:

                                   September 30,       June 30,
                                       1996              1996
     Costs incurred on contracts    $1,135,711         $1,023,774
      Estimated (losses)              (277,956)          (201,321)
                                       857,755            822,453
     Less billings to date            (739,020)          (706,834)
                                    $  118,735         $  115,619




Note 4 - Stockholders' Deficit

The    Company   has   various   classes   of   warrants,   please refer to  the
Company's 10-KSB/A dated June 30, 1996 for details.


ITEM 2.  MANAGEMENT'S   DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    The Company designs, installs and operates advanced waste and wastewater treatment systems. These systems, which incorporate patented biological technologies, are capable of removing solids, nutrients and other contaminants from agricultural, industrial and municipal wastewater. In addition, the agricultural systems installed on animal raising facilities produce a marketable, nutrient-rich soil-like product, BionSoil.

   The Company currently has systems treating swine, dairy, fruit and juice processing, and sugar cane plantation waste streams in Florida, New York, North Carolina, and Washington. The Company is in the process of designing or monitoring the installation of twelve projects, raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

Liquidity and Capital Resources

   The Company's current ratio as of September 30, 1996 was .47 :
1  as  compared  to  .63 : 1 as of June 30,  1996.   Cash  as  of
September  30, 1996 decreased to $47,502 as compared to  $118,612 as of June 30, 1996.

    During the three months ended September 30, 1996, the Company secured a $250,000 line-of-credit from a shareholder, interest at 12% per annum payable monthly, with all outstanding principal and interest due December 31, 1998. As of September 30, 1996, $75,000 was outstanding on this line of credit. In consideration for the establishment of the line-of-credit, the Company issued Class G warrants to purchase 200,000 shares of common stock for a 36 month period beginning January 1, 1998 and ending January 1, 2001 at a price of $4.50 per share. Should the company pay off the outstanding balance on the line-of-credit on or before December 31, 1997, the warrants to purchase 200,000 shares will be reduced to 100,000 shares.

    On August 20, 1996, the Company issued warrants to purchase 14,500 shares of common stock at a price of $3.00 per share and 10,000 shares of common stock at a price of $5.00 per share for $30,000. The warrants are effective beginning August 21, 1996 and exercisable for a 60 month period ending August 21, 2001.

    On August 30, 1996, the Company issued warrants to employees under the fiscal year 1994 Incentive Compensation Plan, to purchase
60,000 shares of common stock at $5.00 per share. The warrants are effective for a 60 month period beginning September 1, 1996 through September 1, 2001.

    Also, during the three months ended September 30, 1996 the Company sold 56,183 shares of restricted and legended common stock for net cash of $151,216 and issued 7,846 shares of restricted and legended common stock valued at $23,540 to a shareholder in exchange for rent.

    The Company has incurred losses since inception approximating $6,300,000 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations. The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Results of Operations

    Comparison of the Three Months Ended September 30, 1996  with
Three Months Ended September 30, 1996

    Revenue in the three months ended September 30, 1996 was $35,547 compared to $38,185 for the corresponding three month period in 1995, a decrease of $2,638. Contract costs were higher in the 1996 three month period by $85,180 due to startup expenses for the BionSoil processing sites in New York and Florida. The above resulted in a gross loss for the period ended September 30, 1996 of $76,635 as compared to a gross profit of $11,183 for the same three month period in 1995.

    Included in the higher contract costs are start up expenses for the BionSoil processing sites in New York and Florida, facilities (rent, utilities, maintenance, etc.), equipment, and additional personnel.

    General and administrative expenses were higher ($28,207) in the 1996 period due to increased compensation.

   The Company recorded $105,000 in interest income from the sale of Delta stock associated with the Settlement Agreement and General Release on the UFG note. This is the final amount to be collected on the UFG note. The total amount collected is $191,581 in excess of the original principal of the note. The Company also recorded $63,684 in interest expense on its notes to shareholders and $34,551 in research and development costs. As a result of the above, the Company recorded a net loss of $415,423 in the three month period ended September 30, 1996, compared to a net loss of $146,295 for the three month period ended September 30, 1995.

    The Company will need to increase sales significantly to obtain profitability.



                       OTHER INFORMATION


PART II

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

ITEM 2.   Changes in Securities.  None

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission  of  Matters to a Vote of Security  Holders.
          None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.
            (a)  Exhibits - none
            (b)  Reports on Form 8-K:
                   Form 8-K (dated August 30, 1996) reporting on items 5 & 7.


                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.



Bion Environmental Technologies, Inc.





/s/ M. Duane Stutzman, Chief Financial Officer
M. Duane Stutzman, Chief Financial Officer




Dated:    November 12, 1996