Form 10QSB
period 1996-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-02-19
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED   December 31, 1996   OR
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

The number of shares outstanding of registrant's classes of common equity, as of February 18, 1997:

          Common Stock, No Par Value, 1,946,326
          Series B Convertible Preferred Stock, $.001
            Par Value, 18,834 shares

Bion Environmental Technologies, Inc.               Form 10-QSB
                                              December 31, 1996




                             INDEX



PART I    FINANCIAL INFORMATION                       PAGE NO.


ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
               June 30, 1996 and
               December 31, 1996..................        F2

          Consolidated Statements of Operations:
               For the Six Month Periods Ended
               December 31, 1995 and
               December 31, 1996..................        F3

          Consolidated Statements of Operations:
               For the Three Month Periods Ended
               December 31, 1995 and
               December 31, 1996..................        F4

          Consolidated Statements of Cash Flows:
               For the Six Month Periods Ended
               December 31, 1995 and
               December 31, 1996..................        F5

          Consolidated Statement of Changes in
          Stockholders' Equity....................        F6

          Notes to Consolidated Financial Statements      F7-F10


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION........................          3



PART II        OTHER INFORMATION


ITEMS 1-6      ........................................      15



                     FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS


          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets

                                                 December 31,    June 30,
                                                     1996          1996
                                                  (Unaudited)    (Audited)
          Assets
Current assets
 Cash and cash equivalents                       $    8,035     $  118,612
 Contract receivables                                12,738         22,070
 Work in progress (net of allowance of $20,000)     241,803        219,686
 Prepaid expenses and other                               0          2,128
      Total current assets                          262,576        362,496

Property and equipment, net                         207,608         66,216

Other assets
 Patents, net                                        39,407         40,778
 Deferred long term contract costs                   82,433         82,433
 Other                                                7,282          4,387
     Total other assets                             129,122        127,598

       Total assets                              $  599,306     $  556,310

          Liabilities and Stockholder (Deficit)
Current liabilities
 Accounts payable and accrued liabilities        $  397,870     $  228,712
 Accounts payable - related party                         0         23,351
 Notes payable - stockholders                        82,171         96,050
 Capital lease obligations                           45,544         18,482
 Accrued payroll - officers                          66,750        206,667
      Total current liabilities                     592,335        573,262

Long-term liabilities
 Notes payable - stockholders                     2,092,035      2,007,035
 Line of credit                                           0              0
 Capital lease obligation                           131,424         43,047
 Deferred contract revenue                          206,500        206,500
       Total liabilities                          3,022,294      2,829,844

Commitments and contingency

Stockholders' (deficit)
 Preferred stock, $.001 par value 10,000,000
  shares authorized, 18,834 series B
  (December 31, 1996 and June 30, 1996)
  shares issued and outstanding                     95,482          95,482
 Common stock, no par value, 100,000,000
  shares authorized, 1,903,369 (December 31,
  1996) and 1,683,777 (June 30, 1996) shares
  issued and outstanding                         4,181,736       3,485,270
 Common stock subscribed                           330,158          49,538
 Accumulated deficit                            (7,030,364)     (5,903,824)
     Total stockholders (deficit)               (2,422,988)     (2,273,534)

     Total  liabilities  and stockholders
      (deficit)                               $    599,306      $  556,310

            See Notes to Consolidated Financial Statements




          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations

                                              Six Months Ended
                                                  December 31
                                               1996        1995
                                           (Unaudited)  (Unaudited)
Contract revenues                            $  61,807  $  84,988

Contract costs                                 285,702     65,132

     Gross profit (loss)                      (223,895)    19,856

General and administrative expenses            796,533    746,372

Loss from operations                        (1,020,428)  (726,516)

Other income (expense)
     Interest income                           107,194         21
     Interest expense                         (141,334)   (93,936)
     Research and development                  (66,887)   (37,818)
     Gain (loss) on marketable equity
      securities                                     0    173,228

Net   (loss)                               $(1,121,455) $(685,021)

(Loss)  per  weighted average share
  of common stock                          $     (0.63) $   (0.45)


Weighted common shares outstanding           1,768,698  1,538,170


            See Notes to Consolidated Financial Statements




          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                Consolidated Statements of Operations

                                               Three Months Ended
                                                  December 31,
                                                1996       1995
                                            (Unaudited)(Unaudited)
Contract revenues                            $  26,260  $  46,803

Contract costs                                 173,520     38,130

     Gross profit (loss)                      (147,260)     8,673

General and administrative expenses            455,101    433,146

Loss from operations                          (602,361)  (424,473)

Other income (expense)
     Interest income                             2,064         21
     Interest expense                          (73,399)   (53,060)
     Research and development                  (32,336)   (21,897)
     Gain  (loss)  on marketable
      equity securities                              0    (39,316)

Net   (loss)                                 $(706,032) $(538,725)

(Loss) per weighted average share
  of common stock                           $    (0.39) $   (0.34)

Weighted common shares outstanding           1,819,820  1,578,960

            See Notes to Consolidated Financial Statements



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                   Six Months Ended
                                                      December 31,
                                                    1996       1995
                                                 (Unaudited)(Unaudited)
Cash flows from operating activities
     Net (loss)                                 $(1,126,540) $(685,021)
     Adjustments to reconcile net loss to
     net cash provided/used by
     operating activities -
       Depreciation and amortization                15,850      1,660
       (Increase) decrease in valuation allowance        0   (173,228)
       Issuance of stock for services
         and interest                              641,145    102,086
     Change in assets and liabilities -
       Contract receivables                        (12,785)   (31,634)
       Prepaid expenses                               (767)    (2,693)
       Accounts payable and accrued liabilities    145,807     45,645
       Accrued payroll - officers                 (139,917)         0

          Net cash (used in) operating activities (477,207) (743,185)

Cash flows from investing activities
     Investments in patents                             0     (1,595)
     Sale of marketable equity securities               0    677,237
          Net cash (used in) provided by investing
          activities                                    0    675,642

Cash flows from financing activities
     Proceeds from shareholder notes - net         71,120    (30,000)
     Proceeds from sale of stock                  304,691    302,020
     Payments on capital lease obligations        (40,431)         0
     Proceeds from the sale of warrants            31,250          0

          Net cash provided by financing
            activities                            366,630    272,020

Net increase (decrease) in cash and
  cash equivalents                               (110,577)   204,477

Cash and cash equivalents at
  beginning of period                             118,612      3,801

Cash and cash equivalents at end of period      $   8,035   $208,278

       Supplemental Cash Flow Information
          Cash paid for interest                 $73,337     $93,936

        Supplemental disclosure of non-cash financing activities
         The Company entered into capital leases for
          equipment in the amount of      $135,052
            The Company declared accrued dividends of$5,085
             for the Series "B" preferred stock.



            See Notes to Consolidated Financial Statements



                               BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                          AND SUBSIDIARIES

                     Consolidated Statement of Changes in Stockholders' Equity

                               Series "B"                               Common
                              Preferred Stock         Common Stock       Stock
                              Shares    Amount    Shares      Amount  Subscribed
Balances at June 30, 1996      18,834  $ 95,482  1,683,777  $3,485,270  $ 49,538

Common stock subscriptions
 for services                      --       --          --         --     20,935

Warrants issued for cash           --       --          --     $31,250      --

Issuance of common stock
 for cash                          --       --      56,183    $151,216      --

Issuance of common stock
  for services                     --       --       7,846     $23,540      --

Dividends declared, preferred
  stock Series B                   --       --          --         --       --

Net (loss) for the period ended
  September 30, 1996               --       --          --         --       --

Balances at September 30, 1996   18,834  $ 95,482 1,747,806 $3,691,276  $ 70,473

Common stock subscriptions
  for services and debt            --       --          --         --   $259,685

Issuance of common stock for cash  --       --       41,287   $153,475       --

Issuance of common stock
  for services                     --       --          734     $2,200       --

Issuance of common stock
  for reduction of debt            --       --      113,542   $334,785       --

Dividends declared, preferred
  stock Series B                   --       --           --         --       --

Net (loss) for the period ended
  December 31, 1996                --       --           --         --       --

Balances  at December 31, 1996  18,834  $ 95,482   1,903,369 $4,181,736 $330,158


    Continued below
                             See Notes to Consolidated Financial Statements


                   BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  Consolidated Statement of Changes in Stockholders' Equity


                                    Accumulated
                                     (Deficit)                Total
Balances at June 30, 1996            $(5,903,824)         $(2,273,534)

Common stock subscriptions
 for services                               --                 20,935

Warrants issued for cash                    --                 31,250

Issuance of common stock
 for cash                                   --                151,216

Issuance of common stock
 for services                               --                 23,540

Dividends declared, preferred
 stock Series B                           (2,544)              (2,544)

Net (loss) for the period ended
 September 30, 1996                     (415,423)            (415,423)

Balance at September 30, 1996         (6,321,791)          (2,464,560)

Common stock subscriptions
 for services and debt                       --                259,685

Issuance of common stock
 for cash                                    --                153,475

Issuance of common stock
 for services                                --                  2,200

Issuance of common stock
 for reduction of debt                       --                334,785

Dividends declared, preferred
 stock Series B                           (2,541)               (2,541)

Net (loss) for the period
 ended December 31, 1996                (706,032)             (706,032)

Balances at December 31, 1996        $(7,030,364)          $(2,422,988)

                       See notes to consolidated financial statements.



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Summary of Accounting Policies

The    summary    of   the   registrant's   significant   accounting    policies
are   incorporated   by   reference   to  the   Company's   annual   report   on
Form 10-KSB at June 30, 1996.

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


Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. To date, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of their products. The Company has not yet begun earning significant revenue from its planned principal
operations.    Consequently,   as   of   December   31,   1996,   the    Company
has       incurred      accumulated      losses      totaling      approximately
$7,000,000, resulting in a accumulated stockholders' deficit of approximately $2,500,000. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional
capital   to   fund   operations  until  contract   sales   along   with   sales
of BionSoilO are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note 3 - Cost and Estimated Earnings on Uncompleted Contracts

The     Company's    costs    and    estimated    earnings    on     uncompleted
treatment system contracts consist of the following:

                                   December 31,        June 30,
                                       1996              1996
     Costs incurred on contracts    $1,307,275         $1,023,774
      Estimated (losses)              (425,216)          (201,321)
                                       882,059            822,453
     Less billings to date            (744,323)          (706,834)
                                    $  137,736        $  115,619


Note 4 - Stockholders' Deficit

The   Company   has   various  classes  of  warrants,  please   refer   to   the
Company's Form 10-KSB/A dated June 30, 1996 for details.


Note 5 - Offer to Warrant Holders

Effective December 1, 1996 through December 31, 1996, the Company made an offer (the "Offer") to all holders of warrants to purchase shares of the Company's restricted and legended common stock at a price per share of $4.50, to exchange each of their
warrants   for   1.5   Class   E-1  Warrants   to   purchase   shares   of   the
Company's   restricted   and   legended   common   stock   at   a   price    per
share    of   $6.00   for   a   period   commencing   January   1,   2001    and
expiring December 31, 2001. The holders of warrants subject to this offer are primarily officers, directors, members of the Northrop family, Dublin Holding, Ltd.("DHL"), LoTayLingKyur, Inc.
("LTLK"), and principals of DHL and LTLK. All such warrant holders accepted the Offer. (See Form 8-K dated December 1, 1996.)


Note 6 - Investment Banking Agreement

Effective December 1, 1996, the Company entered into an agreement (the "Agreement") with Global Financial Group, Inc. ("GFG") whereby Company has engaged GFG to provide investment banking services from December 1, 1996 to November 30, 1998. Under the Agreement GFG has agreed to provide Company with advice; to consult with Company concerning business and financial planning, corporate organization and structure, financial matters in connection with the operation of the business of Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations, Company's relations with its securities holders, preparation and distribution of periodic reports, and shall periodically provide to Company an analysis of its financial statements. Company will provide GFG with the following compensation for the provision of these services: a warrant to purchase 100,000 shares of Company's common stock at $6.00 per share exercisable for a six months period commencing June 1, 1998. Additionally, if, directly or indirectly through the efforts of GFG, Company raises not less than $1,250,000, or other amount satisfactory to Company by June 30, 1997, GFG shall have earned a warrant to purchase 150,000 shares of Company's common stock at $8.00 per share exercisable for a six months period commencing June 1, 1999, and a warrant to purchase 200,000 shares of Company's common stock at $12.00 per share exercisable for a six months period commencing June 1, 2001 and expiring December 1, 2001. If at any time prior to the exercise of these warrants Company undertakes to register any shares of its common stock pursuant to a form of registration statement which would allow registration of the shares underlying the exercise of these warrants, then Company shall include the underlying shares in such registration statement at Company's sole cost; PROVIDED, HOWEVER, in the event of a registration statement involving an underwriter, such underwriter shall have the right, in its sole discretion, to impose restrictions on the resale of Company's securities issued pursuant hereto and/or eliminate this registration right from the underwritten registration statement in its entirety. Additionally, the agreement between GFG and Company effective August 1, 1995 to July 31, 1996 (see Form 8-K dated August 1,
1995) contained warrants to purchase 50,000 shares of Company's common stock at $2.00 per share for a period ending July 31, 1996 which warrants have expired, and warrants to purchase 50,000 shares of Company's common stock at $4.00 per share for a period ending July 31, 1997 and warrants to purchase 100,000 shares of Company's common stock at $6.00 per share for a period ending July 31, 1998 which warrants have been cancelled. However, for services provided to this date under the agreement, the Company has issued to GFG warrants to purchase 25,000 shares of Company's common stock at $6.00 per share for a six months period commencing June 1, 1998, warrants to purchase 50,000 shares of Company's common stock at $8.00 per share for a six months period commencing June 1, 1999 and warrants to purchase 25,000 shares of Company's common stock at a price of $10.00 per share for a period commencing March 1, 2001 and ending October 1, 2003. (See Form 8-K dated December 1, 1996.)

Note 7 - Subsequent Events

Effective January 2, 1997, the Company entered into an agreement (the "Agreement") with LoTayLingKyur, Inc. ("LTLK") whereby LTLK will convert the note between Company and LTLK in the amount of $2,007,035 which is due on May 15, 2000 (see Form 10-KSB/A for fiscal year ended June 30, 1996)(the "Note") in full on June 30, 1997 into 1,274,308 shares of the restricted and legended common stock of the Company plus warrants to purchase 637,154 shares of the common stock of the Company at a price per share of $6.00 exercisable for a period from January 1, 2001 through December 31, 2001, provided that:

 (i)  all   interest  payments  are  made  timely  from   January
       through June 1997
 (ii) all  consulting payments (to continue past June  30,  1997)
       are made timely through June 30, 1997

 (iii) the Company has not less than 36,000 Bion Animals under contract as of June 30, 1997
 (iv) the Company has raised not less than $1,250,000 cash equity (net of offering costs) from January 1, 1997 to June 30, 1997.

Upon conversion, all other covenants and conditions not directly related to the Note and its security interest would continue through the term of the earlier agreement. LTLK could elect to convert, in its sole discretion, even if all conditions have not been met. (See Form 8-K dated January 2, 1997.)

Effective January 8, 1997 the Company (along with its wholly-owned subsidiary BionSoil, Inc., "BSI") entered into a financing agreement (the "Agreement") with LoTayLingKyur, Inc. ("LTLK") whereby LTLK advanced the sum of $73,870 to Company on the following terms and conditions: as security, LTLK took title to 7,387 cubic yards of raw unscreened BionSoil, BSI shall have the right to acquire the collateral, BionSoil, in whole or in part by payment to LTLK the sum of $11.50 per cubic yard through June 30, 1997, thereafter the price shall increase by $.20 per cubic yard per month, BSI shall repurchase all of the collateral BionSoil not previously repurchased at a price of $12.70 per cubic yard by December 31, 1997. (See Form 8-K dated January 2, 1997.)

On January 16, 1997 the Company and Duane Kennedy signed a Memorandum of Understanding whereby the Company has employed Mr. Kennedy in the position of President, Bion Technologies, Inc. and BionSoil, Inc. Mr. Kennedy has spent the last five years as Vice President of Sales and Marketing at Pursell Industries, Inc., a privately held company located in Birmingham, Alabama. Prior to his employment at Pursell, Mr. Kennedy worked for twenty five years in marketing and sales positions of increasing responsibility for Armstrong World Industries, Olympic Stain, and PPG Industries. Mr. Kennedy received a B.S. degree in Education from the University of Arkansas, Fayetteville, in 1966. (See Form 8-K dated January 2, 1997.)


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

Liquidity and Capital Resources

The  Company's current ratio as of December 31, 1996 was .44 :  1 as  compared to .63 : 1 as of June 30, 1996. Cash as of  December
31,  1996 decreased to $8,035 as compared to $118,612 as of  June
30, 1996.

The   Company  has  entered  into  capital  leases  for  BionSoil processing equipment in the amount of $135,052 during the 6 month period ended December 31,1996.

During the six months ended December 31, 1996 the Company sold 57,470 shares of restricted and legended stock for net cash of $154,691, received the proceeds, from the exercise of options to purchase 40,000 shares of its common stock, of $150,000, issued 6,435 shares of restricted and legended stock valued at $12,870 as payment of a note (principal and interest), and issued 7,846 shares of restricted and legended common stock valued at $23,540 to a shareholder in exchange for rent.

Effective  December 1, 1996 the Company converted a note  in  the amount of $319,527 into units (the "Units") consisting of one share of the Company's common stock plus one class K Warrant (the "Warrants")(each Warrant authorizing the holder to purchase one share of Company's restricted and legended common stock for a price of $4.50 per share for a period commencing January 1, 2001 and expiring December 31, 2001, which warrants were subsequently converted to Class E-1 Warrants pursuant to the offer described in the Form 8-K dated December 1, 1996.

Effective December 1, 1996 Jon Northrop, Company's CEO, Jere Northrop, Company's President and COO, and M. Duane Stutzman, Company's Treasurer and CFO signed Investor Representation and Subscription Agreements ("Agreements") to purchase 33,334, 33,334, and 13,334 shares of the restricted and legended common stock of the Company plus 50,000, 50,000, and 20,000 E-1 Warrants to purchase additional shares of the Company's common stock at a per share price of $6.00 for a price of $100,000, $100,000 and $40,000 respectively. Further, each of the officers have notified the Company that payment for the subscribed stock would be made by cancellation of salary amounts owed to the officers by the Company in the amounts of $100,000, $100,000, and $40,000 respectively, such cancellation and payment to occur upon issuance of the restricted and legended common stock. (See Form 8-K dated December 1, 1996.)

On  October  26,  1996, the Company secured a  $500,000  line-of-
credit  from  a  shareholder, interest at 12% per  annum  payable
monthly,  with  all outstanding principal and  interest   due  on
December 31, 1999. (See Form 8-K dated December 1, 1996)

On August 20, 1996, the Company issued warrants to purchase 14,500 shares of common stock at a price of $3.00 per share and 10,000 shares of common stock at a price of $5.00 per share for $30,000. The warrants are effective beginning August 21, 1996 for a 60 month period ending August 21, 2001.

On August 30, 1996, the Company issued warrants to employees under the Fiscal Year 1994 Incentive Compensation Plan, to purchase 60,000 shares of common stock at $5.00 per share. The warrants are effective for a 60 month period beginning September 1, 1996 through September 1, 2001. On September 25, 1996, the Company issued warrants to an employee under the Fiscal Year 1994 Incentive Compensation Plan, to purchase 50,000 shares of common stock at $3.75 per share and 50,000 shares of common stock at $5.25 per share. the warrants are effective for the periods September 25, 1996 through January 1, 1996 and September 25, 1996 through April 1, 1997, respectively. On December 31, 1996 the Company issued additional warrants under the plan to purchase 50,000 shares of common stock at $6.25 per share. The warrants are effective for the period December 31, 1996 through May 30, 1997.

The Company has incurred losses since inception approximating $7,000,000 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations. The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. No assumption can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.


Results of Operations

     Comparison of the Six Months Ended December 31, 1996 with
               Six Months Ended December 31, 1995

Revenue in the six months ended December 31, 1996 was $61,807 compared to $84,988 for the corresponding six month period in 1995, a decrease of $23,181. Contract costs were higher ($225,000) in the 1996 six month period due to startup expenses for BionSoil processing sites in New York and Florida. Included in the processing sites startup expenses are facilities (rent, utilities, maintenance, etc.), equipment, and additional personnel.

General and administrative expenses were higher ($50,161) due to increased compensation.

The Company recorded $105,000 in interest income from the sale of Delta stock associated with the Settlement Agreement and General Release on the UFG note. This is the final amount to be collected on the UFG note. The total amount collected is $191,581 in excess of the original principal of the note. The Company also recorded $141,334 in interest expense on its notes to shareholders and capital equipment leases, and $66,887 in research and development costs. As a result of the above, the Company recorded a net loss of $1,121,455 in the six month period ended December 31, 1996, compared to a net loss of $685,021 for the six month period ended December 31, 1995.

     Comparison of the Three Months Ended December 31, 1996 with
              Three Months Ended December 31, 1995

Revenue in the three months ended December 31, 1996 was $26,260 compared to $46,803 for the corresponding three month period in
1995, a decrease of $20,543. Contract costs were higher by $135,390 in the three month period. Startup expenses for BionSoil processing sites in New York and Florida accounted for $112,000 of the increase. The above resulted in a gross loss for the period ended December 31, 1996 of $147,260 as compared to a gross profit of $8,673 for the same three month period in 1995.

Included in the higher contract costs startup expenses for the BionSoil processing sites in New York and Florida are facilities
(rent, utilities, maintenance, etc.), equipment, and additional personnel.

General and administrative expenses were higher ($21,955) in the period due to increased compensation.

The Company recorded $73,399 in interest expense on its notes to shareholders and capital equipment leases and $32,336 in research and development costs. As a result of the above, the Company recorded a net loss of $706,032 compared to a net loss of $538,725 for the three months ended December 31, 1995.

General Discussion of Current and Proposed Operations

As shown in the financials in this Form 10-QSB, over $4,607,000 has been invested in the Registrant through the close of the fiscal quarter ended December 31, 1996. These financial statements also show that on December 31, 1996 the Company had a negative net worth of $2,422,988, cumulative losses of $7,030,364, limited current revenues and substantial current operating losses. However, additional information is necessary to evaluate the Company and its progress relative to the business it is pursuing and the associated value the Company has developed during the last several years.

The following section of this 10-QSB is presented by management to give the reader a better understanding of the development of the business of the Company to date, and its plans for growth in the future.

Business Development

The Company's mission is to provide services, systems and products which solve environmental problems and recycle wastes into high value horticultural products which produce superior plant performance. Based on this, the Company's business is focused on the application of its patented proprietary technology in two complementary business areas; first, BionSoil NMSO systems: the design, sales, installation oversight, operations management, and material harvesting of BionSoil NMS systems for large animal raising agricultural facilities; and, second,
BionSoilO: the processing, blending, packaging, distribution, marketing and sales of BionSoil and BionSoil-based products which use the material harvested from the BionSoil NMS systems.

From prior to September 20, 1989, (when Bion Technologies, Inc., one of the subsidiaries of the Company was incorporated) through at least March 31, 1995, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or BionSoil NMS systems.

As of December 31, 1996, the Company has, in the aggregate, sold, installed, or had under construction systems in four distinct regions: New York, Florida, North Carolina, and the Pacific Northwest. The sales in these regions establish multiple applications for the Company's technology including:

  (a)   Three  dairy  farm  wastewater  treatment  and   nutrient
  reduction: systems which treat the wastewater discharges from dairy farms to remove phosphorus, nitrogen and other nutrients and create water suitable for discharge or reuse.
         * Florida
         * New York
         * Washington

  (b) Seventeen dairy farm BionSoil NMS: systems which solve the environmental problems associated with dairy farms and also create BionSoil.
         * New York and the northeast, including Maryland
         * North Carolina
         * Florida
         * Washington and the Northwest, including Oregon

  (c)  One  feedlot  BionSoil  NMS: a  system  which  solves  the
  environmental  problems  associated  with  feedlots  and   also
  creates BionSoil.
         * New York

  (d) Three hog farm BionSoil NMS: systems which solve the environmental problems associated with hog farms and also create BionSoil:
         * North Carolina

  (e) One combination food processing waste and manure waste treatment system: a system which treats nutrients and solid wastes from food processing plants and animal confinement areas.
         * New York

  (f) Three fruit processing wastewater treatment: systems which treat the wastewater discharges from fruit processing plants to remove solids, nutrients and other contaminants to create water suitable for discharge or reuse:
         * Florida, citrus juice plants
         * New York, cherry processing plant

  (g)   Three   storm  water  run-off,  surface   water   run-off
  treatment: systems which treat storm water run off from agricultural installations to remove nutrients and other contaminants to create water suitable for discharge or reuse:
         * Florida, run-off from dairy farm pastures, industrial installations and sugar cane plantations

Geographic Expansion

In designing, permitting, installing and operating these systems, the Company has established credibility with federal, state, and
local    regulators    and   environmental    and    agricultural
professionals.   The Company estimates that the  cost  associated
with  staffing,  servicing,  and marketing  its  systems  in  new
geographic  regions,  including  initial  sales  calls,   design,
regulatory approvals, installation and operation through the cash-flow break-even point, is not less than $500,000 per region, and may exceed $1,000,000. Based on experience to date in the four regions where system sales and installation activity is ongoing, the Company estimates that approximately $3 million has been expensed related to these matters which has created what might be called "good will", "marketing" and "regulatory" value.

An example of the accumulation of these costs can be understood by reference to the development and installation of the Company's initial hog farm BionSoil NMS system in North Carolina. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first contract (for a hog system) was signed in December 1994. The second full time employee (required to provide design, engineering, construction and system operation expertise) was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated, however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company is expanding its marketing and sales efforts in North Carolina. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, and has signed contracts for three additional system installations. Management estimates that, to date, in excess of $400,000 has been devoted to the effort to support this first hog system in North Carolina and, therefore, to support the marketing of additional systems. Current projections are that it will require an additional twelve to eighteen months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses.
The Company anticipates continuing its expansion into new areas in the future, and this expansion will require similar additional capital resources which, when expended will also be expensed and not shown as balance sheet assets.

Technology Expansion

The Company has four issued U.S. Patents: a Bioconversion Reactor and System, an Animal Waste Bioconversion System, a Bioconverted Nutrient Rich Humus, and a Phosphorous Treatment Process. The Company also has an issued Canadian Patent for an Aqueous Stream Treatment Process, and has received formal Notice of Allowance from the U.S. Patent Office for its Storm Water Remediatory Bioconversion System application. These patents provide broad coverage of the fundamental technology that underlies the Company's systems and processes. Additional patent filings will occur as further applications are developed.

The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as $4.0 million) was actually expended on research and the development of the technology and construction of prototype systems that are the basis of the Company's planned future expansion. All of these costs have been expensed by the Company.

Just as there are additional expenses associated with geographical expansion, there also are substantial additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. Further, the Company anticipates additional expenditures in the near future associated with expansions of the technology into the cattle feedlot and poultry raising businesses where adaptation of the technology is necessary to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems. The majority of such expenses ( which are investments in the Company's future) will not show as balance sheet assets despite the fact that very real long term technological value is being developed.

Financial Discussion

The Company receives two distinct revenue streams from BionSoil NMS systems: 1) initial fees for system design, permitting, startup and initial operation (and, for selected systems, periodic management or technology license fees), and 2) after the initial start-up period for a system (approximately 12 to 15 months after the contract is signed), an on-going revenue stream to the Company from the sale of BionSoil and BionSoil-based products produced from the systems.

BionSoil Economics

The Company analyzes BionSoil production on the basis of a Company defined standard unit (a "BionAnimal"), where one BionAnimal is defined as a manure producing unit (made up of one or more animals) which produce wastes (that can be captured in a BionSoil NMS system) equivalent to those produced by one 1,400 pound dairy cow living in a total confinement facility. When all the manure and urine produced by one BionAnimal is collected and converted into BionSoil, it will yield approximately 10 cubic yards of processed BionSoil per year. Based on data available from the American Society of Agricultural Engineers (ASAE D384.1
- 1989) the Company has calculated that, for totally confined animals where all wastes are captured, approximately one dairy cow, 2.2 beef cattle, 11 market hogs, 200 turkeys, or 475 layer chickens equal one BionAnimal.

As of January 31, 1997 the Company has eleven systems containing 5,530 BionAnimals that are on line and producing BionSoil. Three of these systems (representing 1,200 BionAnimals) were added as the result of system start-ups in the last 60 days. Further, the Company has ten additional systems containing 5,650 BionAnimals under contract but not yet in production. These systems are in various stages from preliminary design through construction. Of these, two systems (representing 1,250 BionAnimals) are covered by contracts signed within the last 60 days. As a result, the Company has twenty one systems containing 11,180 total BionAnimals in production or under contract as of February 1, 1997. The Company estimates that these BionAnimals should produce approximately 110,000 cubic yards of BionSoil per year when all of the systems are on line, which is currently expected to occur within the next eight months.

As systems are brought on line and BionSoil is harvested, BionSoil, Inc. (the Company's other wholly-owned subsidiary) will purchase (for cash) the harvested BionSoil from Bion Technologies, Inc to process it into final products for sale to customers. Subsequently, each farm is paid a percentage of the wholesale price that Bion Technologies, Inc. has received for the BionSoil. These payments are expected to represent an important part of the strategy developed by the Company for the successful marketing of BionSoil NMS systems. Most large animal raising facilities have substantial operating costs associated with the disposal of waste products which are produced in large quantities at these facilities. With the construction and operation of a BionSoil NMS on a farm site, many of these costs can be substantially reduced, and the farm should receive a revenue stream from the cash payments made by the Company to the farm.

While sales of BionSoil NMS systems have been sporadic over the last four years, and significant quantities of BionSoil (resulting in significant payments to the farms) have only recently been available, the Company has clearly demonstrated the technology with eleven systems in successful operation, three of which have been on line for more than two years. Additionally, through both Company performed and independent tests, BionSoil has been shown to clearly enhance plant growth performance. Based on these results and analysis of the Company's potential markets, a series of aggressive planning targets for system sales and installations have been established. These targets which, if actually achieved would result in a major expansion of the
Company, are based on historical sales during the past few months, the large number of proposals and preliminary contracts currently being prepared, and the apparent steadily increasing interest in BionSoil NMS systems in the large animal agriculture area. Management's sales plans at present project a level of 45 systems containing 30,000 BionAnimals under contract by June 30, 1997, the end of the current fiscal year. If these targets are met and the systems are brought into production as anticipated, BionSoil in the approximate amount of 300,000 cubic yards should be available for harvest and preparation for sale.

Initial BionSoil harvests have been made from installations in Florida, New York, North Carolina and Washington. During 1996 approximately 11,200 cubic yards have been harvested. Of that amount, 2,000 cubic yards of BionSoil were sold in bulk at prices ranging from $4.00 to $20.00 per yard. Small quantities of processed and bagged BionSoil, in 20 to 75 pound bags, have been sold to organic farmers, nurseries, and at farmers markets and green markets in New York and Florida for the equivalent of $40.00 to $100.00 per cubic yard. Additionally, processed and bagged BionSoil has been sold to nursery growers and organic growers in Florida (in 75 pound bags) for the equivalent of $80.00 per cubic yard. As of January 31, 1997, the average selling price during the prior 12 months for bulk, unprocessed BionSoil was $11.64 per cubic yard, and for processed and bagged BionSoil was $58.45 per cubic yard. Note however, that a large part of this BionSoil was from first harvests of various systems which, due to start-up issues, yield a lower quantity of high quality product.

Market Size

The sales goal outlined above represents aggressive growth for the Company. Although an examination of the size of the target markets for system sales and installations and BionSoil sales shows that the percent of total market penetration which these goals represent are very modest, there can be no assurance that the Company will be successful in achieving its targeted goals.

In the area of system sales, the Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent information available from the U.S. Department of Agriculture) and developed the data presented below for the target market segments. The Company has analyzed the economics of system installation and operation as it relates to the size of farms, and based on this analysis has established a potential target universe of 28 million BionAnimals which are on large farms, and therefore are believed by the Company to be potential candidates for system installation. On the basis of these assumptions and the analysis done, the goal for fiscal year 1997 system sales (and the associated BionAnimals) would represent a 0.1% market penetration in fiscal 1997.

The potential market for BionSoil and the various products that the Company will blend using BionSoil has been described and quantified in a study by Batelle ("Compost: United States Supply and Demand Potential" in Biomass and Bioenergy Vol. 3, Nos 3-4, pp. 281-299, 1992). In that analysis, Batelle shows that the demand for compost and compost-like products (including products ranging from manures to composted organic wastes to manufactured potting soils and soil enhancers) in the U.S. alone is in excess of one billion cubic yards per year. On the basis of this total potential market, the BionSoil that the Company anticipates will be produced from the 30,000 BionAnimals if the Company reaches its fiscal year 1997 sales target would result in a 0.03% market penetration.

Based on current pricing experience, a review of prices for soils and soil-enhancing products in the market, target market segment strategies being developed, and limited sales to date, the Company believes that BionSoil will sell at no less than $10 per cubic yard when sold unprocessed in bulk, and will sell for higher prices when processed and bagged, prices which may rise to $100 per cubic yard (or greater). Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, and projected costs as volume levels increase to the forecast levels, the Company has established projected costs for the various levels of processing required to sell BionSoil products. Therefore, given the contract terms and projected costs of production and sales, the potential return to the Company from BionSoil products sales alone has been calculated for a series of potential price points (and the implied processing levels required to achieve the products to be sold at these price points).


                            Table 1

         BionSoil selling                      Annual gross margin
         price per cubic      Bion           per cubic    per Bion
              yard          Expenses           yard         Animal
           $   10.00     $   8.00            $   2.00   $   20.00
               20.00        13.00                7.00       70.00
               40.00        28.00               12.00      120.00
               60.00        37.00               23.00      230.00
               80.00        40.00               40.00      400.00
              100.00        43.00               57.00      570.00

Income from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of a contract for a BionSoil NMS system. These gross margins would be expected to be repeated each year as long as the installations remain in operation. No fees for system installation, licensing, or management are included in these projections.

If the Company is successful in bringing targeted systems on line producing BionSoil within the 12 to 15 month start-up time frame, and is successful in realizing a target average sales price of $40 per cubic yard (starting in fiscal year 1998), each BionAnimal would contribute $400 of revenue per year to the Company, resulting in gross margins of $120 per year. Under the terms of most BionSoil NMS contracts this contribution to revenue and gross margin is anticipated to continue for at least a 15-year period. If the net present value (discounted at 10%) of this gross margin cash flow is calculated for this 15-year period, it shows that each BionAnimal is anticipated to have approximately $950 net present value to the Company.

Based on experience to date, the Company expects that contract fees, independent of BionSoil revenues, will be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations. Therefore, once a sufficient number of systems are under contract and the BionSoil production is on line, the Company is expected to achieve financial break-even.

Even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date, the potential return based on the Company's growth plans is apparent if the Company is successful in achieving its targets.

As the above discussion includes forward looking statements made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933, readers are cautioned that, although management believes it currently has a reasonable good faith basis for disclosing the substance of some of its internal projections to the public at this time, there can be no assurance given that the Company will ever be successful in achieving any of its stated goals. As stated previously, the ultimate realization of most (if not all) of the company's goals will require significant expenditures of funds which as of this date are not currently available to the Company.

It is currently anticipated that the selling and installation of additional BionSoil Systems will require the Company to hire additional personnel, make significant capital expenditures and generally increase its overhead. Moreover, the marketing and sale of BionSoil products will require the implementation of a distribution network of wholesalers and/or retailers and a transportation system for delivery of the product to the intended recipients. Additional expenditures for personnel and equipment will be necessary to harvest, process, package, sell and deliver the product. The projections stated by management assume that the Company will be successful in obtaining the requisite funds on commercially reasonable terms and that the other stated obstacles will be successfully overcome in the process of making sales of products in the future.

As the Company has never operated at a profit and has a negative net worth at the present time, its ability to successfully confront even the currently identified challenges which lie ahead in meeting its stated goals is far from certain. It is likely that the Company will face additional challenges which have not as yet even been identified. In the event the Company is not able to obtain sufficient outside funding to accomplish its goals within the time periods indicated, the goals will not be met. In the event the Company is not able to successfully overcome the other stated obstacles in the process of making future sales within the time periods indicated, the goals will not be met. As the Company's operations are not currently profitable, readers are further cautioned that, if the Company is not successful in obtaining outside funding in an amount sufficient for it to meet its operating expenses at its current level, the Company's continued existence is uncertain.





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

ITEM 2.   Changes in Securities.  None

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission  of  Matters to a Vote of Security  Holders.
          None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits - none
          (b) Reports on Form 8-K:
           Form  8K (dated August 30, 1996) reporting on items  5  & 7.
           Form 8K (dated December 1, 1996) reporting on items  5  & 7.
           Form  8K (dated January 2, 1997) reporting on items  5  & 7.




                           SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Bion Environmental Technologies, Inc.



    /s/ M. Duane Stutzman
M. Duane Stutzman
Chief Financial Officer

Dated:    February 18, 1997