Form 10QSB
period 1997-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-05-02
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED   March 31, 1997   OR
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

The number of shares outstanding of registrant's classes of common equity, as of April 30, 1997:

          Common Stock, No Par Value, 2,062,033
          Series B Convertible Preferred Stock, $.001
            Par Value, 18,834 shares

Bion Environmental Technologies, Inc.               Form 10-QSB
                                                 March 31, 1997




                             INDEX



PART I    FINANCIAL INFORMATION                       PAGE NO.


ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
               June 30, 1996 and
               March 31, 1997.....................        F2

          Consolidated Statements of Operations:
               For the Nine Month Periods Ended
               March 31, 1996 and
               March 31, 1997.....................        F3

          Consolidated Statements of Operations:
               For the Three Month Periods Ended
               March 31, 1996 and
               March 31, 1997.....................        F4

          Consolidated Statements of Cash Flows:
               For the Nine Month Periods Ended
               March 31, 1996 and
               March 31, 1997.....................        F5

          Consolidated Statement of Changes in
          Stockholders' Equity....................        F6-F7

          Notes to Consolidated Financial Statements      F8-F10


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION........................        3



PART II        OTHER INFORMATION


ITEMS 1-6      ........................................   14



                     FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets

                                              March 31,       June 30,
                                                1997            1996
                                            (Unaudited)       (Audited)
          Assets
Current assets
  Cash and cash equivalents                 $  11,025   $ 118,612
  Contract receivables                         47,855      22,070
  Work in progress (net of allowance
    of $20,000)                               229,750     219,686
  Prepaid expenses                             10,725       2,128
     Total current assets                     299,355     362,496

Property and equipment, net                   231,950      66,216

Other assets
  Patents, net                                 38,722      40,778
  Deferred long term contract costs            82,433      82,433
   Other                                       10,572       4,387
     Total other assets                       131,727     127,598

     Total assets                           $ 663,032   $ 556,310

          Liabilities and Stockholder Equity
Current liabilities
  Accounts payable and accrued liabilities  $ 428,410   $ 228,712
  Accounts payable - related party                  0      23,351
  Notes payable - stockholders                176,041      96,050
  Capital lease obligations                    56,209      18,482
  Accrued payroll - officers                  107,166     206,667
     Total current liabilities                767,826     573,262

Long-term liabilities
  Notes payable - stockholders              2,112,035   2,007,035
  Capital lease obligation                    141,209      43,047
  Deferred contract revenue                   206,500     206,500
     Total liabilities                      3,227,570   2,829,844

Commitments and contingency

Stockholders' (deficit)
  Preferred stock, $.001 par value 10,000,000
    authorized, 18,834 series B (March 31, 1997
    and June 30, 1996) shares issued and
    outstanding                                95,482      95,482
  Common stock, no par value, 100,000,000
    shares authorized, 2,031,033 (March 31,
    1997) and 1,683,777 (June 30, 1996) shares
    issued and outstanding                  4,693,336   3,485,270
  Common stock subscribed                     346,718      49,538
  Accumulated deficit                      (7,700,074) (5,903,824)
     Total stockholders (deficit)          (2,564,538) (2,273,534)

  Total liabilities and stockholders
   (deficit)                               $  663,032  $  556,310



             See Notes to Consolidated Financial Statements


          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations

                                              Nine Months Ended
                                                   March 31
                                             1997            1996
                                          (Unaudited)    (Unaudited)
 Contract revenues                          $  99,646     $  97,735

 Contract costs                               396,169        96,096

    Gross profit (loss)                      (296,523)        1,639

 General and administrative expenses        1,267,632     1,209,005

 Loss from operations                      (1,564,155)   (1,207,366)

 Other income (expense)
    Interest income                           107,200         1,324
    Interest expense                         (212,811)     (146,357)
    Research and development                 (118,855)      (58,760)
    Gain (loss) on marketable equity
     securities                                     0       137,553

 Net   (loss)                             $(1,788,621)  $(1,273,606)

 (Loss)  per weighted average share
   of common stock                        $     (0.97)  $    ( 0.81)


 Weighted common shares outstanding         1,836,763     1,575,016



                       See notes to financial statements.


         BION ENVIRONEMTNAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations

                                             Three Months Ended
                                                   March 31
                                              1997          1996
                                           (Unaudited)   (Unaudited)

 Contract revenues                         $  37,839      $ 12,747

 Contract costs                              110,467        30,964

    Gross (loss)                             (72,628)      (18,217)

 General and administrative expenses         471,100       462,633

 Loss from operations                       (543,728)     (480,850)

 Other income (expense)
    Interest income                                6         1,303
    Interest expense                         (71,477)      (52,421)
    Research and development                 (51,968)      (20,942)
    Gain (loss) on marketable
     equity securities                             0       (35,675)

 Net   (loss)                              $(667,167)    $(588,585)

 (Loss) per weighted average share of
   common stock                            $   (0.34)    $   (0.36)


 Weighted common shares outstanding        1,972,895     1,648,709




            See Notes to Consolidated Financial Statements


         BION ENVIRONEMTNAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows

                                                      Nine Months Ended
                                                           March 31,
                                                    1997             1996
                                                (Unaudited)       (Unaudited)
 Cash flows from operating activities
    Net (loss)                                  $(1,788,621)     $(1,273,606)
    Adjustments to reconcile net loss to
    net cash provided/used by
    operating activities -
     Depreciation and amortization                   22,785            2,515
     (Increase) decrease in valuation allowance           0         (137,553)
     Issuance of stock for services
       and interest                                 471,228          123,054
    Change in assets and liabilities -
     Contract receivables                           (35,849)          75,298
     Prepaid expenses                               (14,782)          (1,021)
     Accounts payable and accrued liabilities       168,718          (52,874)
     Accrued payroll - officers                     (99,501)          21,363

         Net cash (used in) operating activities (1,276,022)      (1,242,824)

 Cash flows from investing activities
    Purchase of capital equipment                   (20,662)               0
    Investments in patents                                0           (1,595)
    Sale of marketable equity securities                  0         1,113,673
        Net cash (used in) provided by investing
        activities                                  (20,662)        1,112,078

 Cash flows from financing activities
    Proceeds from shareholder notes - net           445,991            50,921
    Proceeds from sale of stock                     741,768           366,730
    Payments on capital lease obligations           (29,912)                0
    Proceeds from the sale of warrants               31,250                 0

        Net cash provided by financing activities 1,189,097           417,651

 Net (decrease) increase in cash and cash
  equivalents                                      (107,587)          286,905

 Cash and cash equivalents at beginning of period   118,612             3,801

 Cash and cash equivalents at end of period       $  11,025         $ 290,706


 Footnote:
    Supplemental Cash Flow Information
      Cash    Paid    for    Interest:            $100,522            $40,682

      Supplemental disclosure of non-cash investing and financing activities
      The Company entered into capital leases for equipment
        in the amount of $165,801 for the nine months ended
       March 31, 1997.
      The Company declared accrued dividends of $7,629 for
        the Series "B" preferred stock for the nine months ended March 31, 1997.
      The Company converted $261,000 of shareholders' notes payable in to Common Stock during the nine months ended
       March 31, 1997.

            See Notes to Consolidated Financial Statements



                                BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                           AND SUBSIDIARIES


                      Consolidated Statement of Changes in Stockholders' Equity

                                     Series "B"
                                    Preferred Stock            Common Stock
                                  Shares       Amount       Shares       Amount
Balances at June 30, 1996        18,834      $ 95,482     1,683,777   $3,485,270

Common stock subscriptions
  for services                     --            --            --           --

Warrants issued for cash           --            --            --        $31,250

Issuance of common stock for cash  --            --          56,183     $151,216

Issuance of common stock
  for services                     --            --           7,846      $23,540

Dividends declared, preferred
  stock Series B                   --            --            --           --

Net (loss) for the period ended
  September 30, 1996               --            --            --           --

Balances at September 30, 1996   18,834       $95,482      1,747,806  $3,691,276

Common stock subscriptions
  for services                     --            --            --           --

Issuance of common stock for cash  --            --           41,287    $153,475

Issuance of common stock
  for services                     --            --              734      $2,200

Issuance of common stock
  for reduction of debt, interest
  and other                        --            --          113,542    $334,785

Dividends declared, preferred
  stock Series B                   --            --            --           --

Net (loss) for the period ended
  December 31, 1996                --            --            --           --

Balances at December 31, 1996   18,834       $95,482       1,903,369  $4,181,736

Common stock subscriptions
   for services                    --            --            --           --

Conversion of common stock
  subscriptions for services       --            --            1,700     $7,500

Issuance of common stock for
  cash                             --            --          109,207   $437,077

Issuance of common stock for
  services                         --            --           16,757    $67,023

Dividends declared, preferred
  stock Series B                   --            --            --            --

Net (loss) for the period ended
  March 31, 1997                   --            --            --            --

Balances at March 31, 1997      18,834        $95,482      2,031,033 $4,693,336



Table continued below

                                   Common
                                    Stock            Accumulated
                                  Subscribed          (Deficit)          Total
Balances at June 30, 1996           $ 49,538          $(5,903,824) $(2,273,534)

Common stock subscriptions
  for services                        20,935                --          20,935

Warrants issued for cash                --                  --          31,250

Issuance of common stock for cash       --                  --         151,216

Issuance of common stock
  for services                          --                  --          23,540

Dividends declared, preferred
  stock Series B                        --                 (2,544)      (2,544)

Net (loss) for the period ended
  September 30, 1996                    --               (415,423)    (415,423)

Balance at September 30, 1996        70,473            (6,321,791)  (2,464,560)

Common stock subscriptions
  for services                      259,685                  --        259,685

Issuance of common stock for cash       --                   --        153,475

Issuance of common stock
  for services                          --                   --          2,200

Issuance of common sotkc for
  reduction of debt, interest
  and other                             --                   --        334,785

Dividends declared, preferred
  stock Series B                        --                (2,541)       (2,541)

Net (loss) for the period ended
  December 31, 1996                     --              (706,032)     (706,032)

Balances at December 31, 1996         330,158         (7,030,364)   (2,422,988)

Common stock subscriptions
  for services                         24,060                --         24,060

Conversion of common stock
  subscriptions for services           (7,500)               --              --


Issuance of common stock for
  cash                                   --                  --         437,077

Issuance of common stock for
  services                               --                  --          67,023


Dividends declared, preferred
  stock Series B                         --                (2,543)      (2,543)


Net (loss) for the period ended
  March 31, 1997                         --              (667,167)    (667,167)


Balances at March 31, 1997           $346,718         $(7,700,074) $(2,564,538)


                            See Notes to Consolidated Financial Statements

       BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Summary of Accounting Policies

The summary of the registrant's significant accounting policies is incorporated by reference to the Company's annual report on Form 10-KSB/A at June 30, 1996.

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


Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of March 31, 1997, the Company has incurred accumulated losses totaling approximately $7,700,000, resulting in a accumulated stockholders' deficit of approximately $2,600,000. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoilO are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.


Note 3 - Cost and Estimated Earnings on Uncompleted Contracts

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                   (Unaudited)
                                     March 31,         June 30,
                                       1997              1996
     Costs incurred on contracts    $1,404,653         $1,023,774
     Estimated (losses)               (497,844)          (201,321)
                                       906,809            822,453
     Less billings to date            (790,778)          (706,834)
                                    $  116,031         $  115,619


Note 4 - Stockholders' Deficit

The Company has various classes of warrants, please refer to the Company's Form 10-KSB/A dated June 30, 1996 for details.


Note 5 - Investment Banking Agreement

Effective December 1, 1996, the Company entered into an agreement (the "Agreement") with Global Financial Group, Inc. ("GFG") whereby the Company has engaged GFG to provide investment banking services. (See 8-K dated December 1, 1996.)

Effective March 10, 1997 the Company amended the agreement as follows:

A. Term of the Agreement. The term of the Agreement is hereby amended to be from December 1, 1996 to November 30, 1997, instead  of  from December 1, 1996 to November 30, 1998  as  was
   previously   stated  in  the  introductory  paragraph   of   the
   Agreement.

B. Section 4. Compensation, paragraph b) is hereby amended to read as follows:

   b) Additionally, if, directly or indirectly through the efforts of GFG, Bion Environmental Technologies, Inc. ("BIET") raises not less than $1,500,000, or other amount satisfactory to BIET by June 30, 1997, GFG shall have earned the following:

      1) A warrant to purchase 100,000 shares of BIET common stock at $4.00 per share for a period of six months commencing June 1, 1998 and expiring December 1, 1998;

      2) A warrant to purchase 250,000 shares of BIET common stock at $8.00 per share for a period six months commencing June 1, 1999 and expiring December 1, 1999;

      3) If at any time prior to the exercise of these warrants BIET undertakes to register any shares of its common stock pursuant to a form of registration statement which would allow registration of the shares underlying the exercise of these warrants, then BIET shall include the underlying shares in such registration statement at BIET's sole cost; PROVIDED, HOWEVER, in the event of a registration statement involving an underwriter, such underwriter shall have the right, in its sole discretion, to impose restrictions on the resale of BIET's securities issued pursuant hereto and/or eliminate this registration right from the underwritten registration statement in its entirety. There is no assurance that any registration statement including the warrants or the shares underlying the warrants will ever be filed or, if filed, will become effective.


Note 6 - Investment Banking Agreement

Effective December 1, 1996, the Company entered into an agreement (the "Agreement") with Sauceda & Granville Securities, Inc. ("SGS") whereby Company has engaged SGS to provide investment banking services from December 1, 1996 to November 30, 1997. Under the Agreement SGS has agreed to provide Company with advice; to consult with Company concerning business and financial planning, corporate organization and structure, financial matters in connection with the operation of the business of Company, private and public equity and debt financing, acquisitions, mergers and other similar business combinations, Company's relations with its securities holders, preparation and distribution of periodic reports, and shall periodically provide to Company an analysis of its financial statements. Company will provide SGS with the following compensation for the provision of these services: a warrant to purchase 50,000 shares of Company's common stock at $6.00 per share exercisable for a six months period commencing June 1, 1998. Additionally, if, directly or indirectly through the efforts of SGS, Company raises not less than $1,000,000, or other amount satisfactory to Company by June 30, 1997, SGS shall have earned a warrant to purchase 50,000 shares of Company's common stock at $4.00 per share exercisable for a six months period commencing June 1, 1998, and a warrant to purchase 50,000 shares of Company's common stock at $8.00 per share exercisable for a six months period commencing June 1, 1999 and expiring December 1, 1999. If at any time prior to the exercise of these warrants Company undertakes to register any shares of its common stock pursuant to a form of registration statement which would allow registration of the shares underlying the exercise of these warrants, then Company shall include the underlying shares in such registration statement at Company's sole cost; PROVIDED, HOWEVER, in the event of a registration statement involving an underwriter, such underwriter shall have the right, in its sole discretion, to impose restrictions on the resale of Company's securities issued pursuant hereto and/or eliminate this registration right from the underwritten registration statement in its entirety.


Note 7 -Subsequent Event

On April 8, 1997 the Company issued 5,000 shares of its free trading (non-restricted) stock to an employee, as a bonus under the Fiscal Year 1994 Incentive Compensation Plan.
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is a service provider to customers with waste and wastewater treatment requirements and is engaged in the business of designing, marketing, and monitoring the installation and operation of proprietary systems for the biological treatment of wastes and wastewater produced from agricultural, food processing, and similar sources. Through the application of the Company's patented technology, waste produced in the livestock industry is transformed into a salable, organic, nutrient-rich humus material, BionSoil.

The Company currently has sixteen systems in operation treating swine, dairy, juice processing, and sugar plantation waste streams in Florida, New York, Maryland, North Carolina, and Washington. The Company is in the process of designing or monitoring the installation of seventeen projects, raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

Liquidity and Capital Resources

The Company's current ratio as of March 31, 1997 was .39 : 1 as compared to .63 : 1 as of June 30, 1996. Cash as of March 31, 1997 decreased to $11,025 as compared to $118,612 as of June 30, 1996.

The Company has entered into capital leases for BionSoil processing equipment in the amount of $165,801 during the 9 month period ended March 31, 1997.

During the nine months ended March 31, 1997 the Company sold 166,677 shares of restricted and legended Common Stock for net cash in the aggregate of $401,768, received $340,000 as the proceeds from the exercise of options to purchase 80,000 shares of its Common Stock, issued 6,435 shares of restricted and legended stock valued at $12,870 as payment of a note (principal and interest), and issued 22,524 shares of restricted and legended Common Stock valued at $82,250 to a shareholder in exchange for rent. The Company also issued 5,111 shares of restricted and legended Common Stock valued at $20,403 to various individuals as payment of debt or services.

Effective January 8, 1997 the Company (along with its wholly-owned subsidiary BionSoil, Inc., "BSI") entered into a financing agreement (the "Agreement") with LoTayLingKyur, Inc. ("LTLK") whereby LTLK advanced the sum of $73,870 to Company on the following terms and conditions: as security, LTLK took title to 7,387 cubic yards of raw unscreened BionSoil, BSI shall have the right to acquire the collateral, BionSoil, in whole or in part by payment to LTLK the sum of $11.50 per cubic yard through June 30, 1997, thereafter the price shall increase by $.20 per cubic yard per month, BSI shall repurchase all of the collateral BionSoil not previously repurchased at a price of $12.70 per cubic yard by December 31, 1997. (See Form 8-K dated January 2, 1997.) On March 26, 1997 LTLK advanced $20,000 to the Company as a short term loan at 1.0% per month.

Effective December 1, 1996 the Company converted a note, accrued interest and consulting fees in the amount of $319,527 into units (the "Units") consisting of one share of the Company's common stock plus one class K Warrant (the "Warrants")(each Warrant authorizing the holder to purchase one share of Company's restricted and legended common stock for a price of $4.50 per share for a period commencing January 1, 2001 and expiring December 31, 2001, which warrants were subsequently converted to Class E-1 Warrants pursuant to the offer described in the Form 8-K dated December 1, 1996.

Effective December 1, 1996 Jon Northrop, Company's CEO, Jere Northrop, Company's President and COO, and M. Duane Stutzman,
Company's Treasurer and CFO, signed Investor Representation and Subscription Agreements ("Agreements") to purchase 33,334, 33,334, and 13,334 shares of the restricted and legended common stock of the Company plus 50,000, 50,000, and 20,000 E-1 Warrants to purchase additional shares of the Company's common stock at a per share price of $6.00 for a price of $100,000, $100,000 and $40,000 respectively. Further, each of the officers have notified the Company that payment for the subscribed stock would be made by cancellation of salary amounts owed to the officers by the Company in the amounts of $100,000, $100,000, and $40,000 respectively, such cancellation and payment to occur upon issuance of the restricted and legended common stock. (See Form 8-K dated December 1, 1996.)

On October 26, 1996, the Company secured a $500,000 line-of-credit from a shareholder, interest at 12% per annum payable monthly, with all outstanding principal and interest due on December 31, 1999. (See Form 8-K dated December 1, 1996.) As of March 31, 1997 the Company has drawn $105,000 on this note payable.

On August 20, 1996, the Company issued warrants to purchase 14,500 shares of common stock at a price of $3.00 per share and 10,000 shares of common stock at a price of $5.00 per share for $30,000. The warrants are effective beginning August 21, 1996 for a 60 month period ending August 21, 2001.

On August 30, 1996, the Company issued warrants to employees under the Fiscal Year 1994 Incentive Compensation Plan, to purchase 60,000 shares of common stock at $5.00 per share. The warrants are effective for a 60 month period beginning September 1, 1996 through September 1, 2001. On September 25, 1996, the Company issued warrants to an employee under the Fiscal Year 1994 Incentive
Compensation Plan, to purchase 50,000 shares of common stock at $3.75 per share and 50,000 shares of common stock at $5.25 per share. The warrants are effective for the periods September 25, 1996 through January 1, 1997 and September 25, 1996 through April 1, 1997 (subsequently extended to June 30, 1997), respectively. On December 31, 1996 the Company issued additional warrants under the plan to purchase 50,000 shares of common stock at $6.25 per share. The warrants are effective for the period December 31, 1996 through May 30, 1997.

The Company has incurred losses since inception approximating $7,700,000 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations.

The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. No assumption can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Results of Operations

     Comparison of the Nine Months Ended March 31, 1997 with
                 Nine Months Ended March 31, 1996

Revenue in the nine months ended March 31, 1997 was $99,646 compared to $97,735 for the corresponding six month period in 1996, an increase of $1,911. Contract costs were higher by $300,000 in the 1997 nine month period due to startup expenses for BionSoil processing sites in New York and Florida, $191,000, and increased design, permitting, and construction overview on Bion NMS Systems, $90,000. Included in the processing sites startup expenses are facilities (rent, utilities, maintenance, etc.), equipment, and additional personnel.

General and administrative expenses were higher by $58,627 due to increased employee compensation.

The Company recorded $105,000 in interest income from the sale of Delta stock associated with the Settlement Agreement and General Release on the UFG note (see 10-KSB/A dated 6/30/96). This is the final amount to be collected on the UFG note. The total amount collected is $191,581 in excess of the original principal of the note. The Company also recorded $212,811 in interest expense on its notes to shareholders and capital equipment leases, and $118,855 in research and development costs. As a result of the above, the Company recorded a net loss of $1,788,621 in the nine month period ended March 31, 1997, compared to a net loss of $1,273,606 for the nine month period ended March 31, 1996.

     Comparison of the Three Months Ended March 31, 1997 with
                Three Months Ended March 31, 1996

Revenue in the three months ended March 31, 1997 was $37,839 compared to $12,747 for the corresponding three month period in 1996, an increase of $25,092. Contract costs were higher by $79,503 in the three month period. Startup expenses for BionSoil processing sites in New York and Florida accounted for $79,000 of the increase. The above resulted in a gross loss for the period ended March 31, 1997 of $72,628 as compared to a gross loss of $18,217 for the same three month period in 1996.

Included in the higher contract costs are startup expenses for the BionSoil processing sites in New York and Florida for facilities
(rent, utilities, maintenance, etc.), equipment, and additional personnel.

General and administrative expenses were higher by $8,467 in the period due to increased employee compensation.

The Company recorded $71,477 in interest expense on its notes to shareholders and capital equipment leases and $51,968 in research and development costs. As a result of the above, the Company recorded a net loss of $667,167 compared to a net loss of $588,585 for the three months ended March 31, 1996.

General Discussion of Current and Proposed Operations

As shown in the financials in this Form 10-QSB, over $5,135,000 of equity has been invested in the Registrant through the close of the fiscal quarter ended March 31, 1997. These financial statements also show that on March 31, 1997 the Company had a negative net worth of $2,564,538, cumulative losses of $7,700,074, limited current revenues and substantial current operating losses. However, additional information is necessary to evaluate the Company and its progress relative to the business it is pursuing and the associated value the Company has developed during the last several years.

The following section of this 10-QSB is presented by management to give the reader a better understanding of the development of the business of the Company to date, and its plans for growth in the future.

Business Development

The Company's mission is to provide services, systems and products which solve environmental problems and recycle wastes into high value horticultural products which produce superior plant growth performance. Based on this, the Company's business is focused on the application of its patented proprietary technology in two complementary business areas; first, Bion NMSO systems (previously called BionSoil NMS systems): the design, sales, installation oversight, operations management, and material harvesting of Bion NMS systems for large animal raising agricultural facilities; and, second, BionSoil: the processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which use the material harvested from the Bion NMS systems.

From prior to September 20, 1989, (when Bion Technologies, Inc., one of the subsidiaries of the Company was incorporated) through at least March 31, 1995, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems.

As of March 31, 1997 the Company has, in the aggregate, sold, installed, or had under construction, systems in four distinct regions: North Carolina, New York, Florida, and the Pacific Northwest. The sales in these regions establish multiple applications for the Company's technology including:

 (a) Three dairy farm wastewater treatment and nutrient reduction systems: which treat the wastewater discharges from dairy farms to remove phosphorus, nitrogen and other nutrients and create water suitable for discharge or reuse.
         * Florida
         * New York
         * Washington
 (b) Twenty one dairy farm Bion NMS systems: which solve the environmental problems associated with dairy farms and also create BionSoil.
         * New York and the northeast, including Maryland
         * North Carolina
         * Florida
         * Washington and the Northwest, including Oregon

 (c) One feedlot Bion NMS system: which solves the environmental problems associated with feedlots and also creates BionSoil.
         * New York

 (d) Four hog farm Bion NMS systems: which solve the environmental problems associated with hog farms and also create BionSoil:
         * North Carolina

 (e) One combination food processing waste and manure waste treatment system: a system which treats nutrients and solid wastes from food processing plants and animal confinement areas.
         * New York

 (f) Three fruit processing wastewater treatment systems: which treat the wastewater discharges from fruit processing plants to remove solids, nutrients and other contaminants to create water suitable for discharge or reuse:
         * Florida, citrus juice plants
         * New York, cherry processing plant

 (g) Three storm water run-off, surface water run-off treatment systems: which treat storm water run off from agricultural installations to remove nutrients and other contaminants to create water suitable for discharge or reuse:
         * Florida, run-off from dairy farm pastures, industrial installations and sugar cane plantations

 (h) One feasibility study for the installation of a Bion system for the treatment of all wastewater generated in a small
      mobile home community:                     * New York

Geographic Expansion

In designing, permitting, installing and operating these systems, the Company has established credibility with federal, state, and local regulators and environmental and agricultural professionals. The Company estimates that the cost associated with staffing, servicing, and marketing its systems in new geographic regions, including initial sales calls, design, regulatory approvals, installation and operation through the cash-flow break-even point, is not less than $500,000 per region, and may exceed $1,000,000. Based on experience to date in the four regions where system sales and installation activity is ongoing, the Company estimates that approximately $3.5 million has been expensed related to these matters which has created what might be called "good will", "marketing" and "regulatory" value.

An example of the accumulation of these costs can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. The second full time employee (required to provide design, engineering, construction and system operation expertise) was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated, however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company is expanding its marketing and sales efforts in North Carolina. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, and has signed agreements for six additional system installations. Management estimates that, to date, in excess of $400,000 has been devoted to the effort to support this first hog system in North Carolina and, therefore, to support the marketing of additional systems. Current projections are that it will require an additional twelve to eighteen months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses.

The Company anticipates continuing its expansion into new areas in the future, and this expansion will require similar additional capital resources which, when expended, will also be expensed and not shown as balance sheet assets.

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

Just as there are additional expenses associated with geographical expansion, there also are substantial additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. Further, the Company anticipates additional expenditures in the near future associated with expansions of the technology into the cattle feedlot and poultry raising businesses where adaptation of the technology is necessary to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that very real long term technological value is being developed.


Financial Discussion

The Company receives two distinct revenue streams from Bion NMS systems: 1) initial fees for system design, permitting, startup and initial operation (and, for selected systems, periodic management or technology license fees), and 2) after the initial start-up period for a system (approximately 12 to 15 months after the agreement is signed), an on-going revenue stream to the Company from the sale of BionSoil and BionSoil-based products produced from the systems.


BionSoil Economics

The Company tracks its BionSoil business on the basis of a Company defined standard unit (a "BionAnimal"), where one BionAnimal is defined as a manure producing unit (made up of one or more animals) which produce wastes (that can be captured in a Bion NMS system) equivalent to those produced by one 1,400 pound dairy cow living in a total confinement facility. When all the manure and urine produced by one BionAnimal is collected and converted into BionSoil, it will yield approximately 10 cubic yards of processed BionSoil per year. Based on data available from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) the Company has calculated that, for totally confined animals where all wastes are captured, approximately one dairy cow, 2.2 beef cattle, 11 market hogs, 200 turkeys, or 475 layer chickens equal one BionAnimal.

As of April 15, 1997 the Company has eleven systems containing 5,530 BionAnimals that are on line and producing BionSoil. Further, the Company has signed agreements covering fifteen additional systems containing 10,800 BionAnimals that are not yet in production. These systems are in various stages from preliminary design through construction. Of these, six systems (representing 5,800 BionAnimals) are covered by agreements signed within the quarter ended March 31, 1997. As a result, the Company has twenty six systems containing 16,530 total BionAnimals in production or covered by signed agreements as of April 15, 1997. The Company estimates that these BionAnimals should produce approximately 165,000 cubic yards of BionSoil per year when all of the systems are on line, which is currently expected to occur within the next nine months.

As systems are brought on line and BionSoil is harvested, BionSoil, Inc. (the Company's other wholly-owned subsidiary) will purchase (for cash) the harvested BionSoil from Bion Technologies, Inc to process it into final products for sale to customers. Subsequently, each farm is paid a percentage of the wholesale price that Bion Technologies, Inc. has received for the BionSoil. These payments are expected to represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems. Most large animal raising facilities have substantial operating costs associated with the disposal of waste products which are produced in large quantities at these facilities. With the construction and operation of a Bion NMS on a farm site, many of these costs can be substantially reduced, and the farm should receive a revenue stream from the cash payments made by the Company to the farm.

While sales of Bion NMS systems have been sporadic over the last four years, and significant quantities of BionSoil (resulting in significant payments to the farms) have only recently been available, the Company has clearly demonstrated the technology with eleven systems in successful operation, five of which have been on line for more than two years. Additionally, through both Company performed and independent tests, BionSoil has been shown to clearly enhance plant growth performance. Based on these results and analysis of the Company's potential markets, a series of aggressive planning targets for system sales and installations have been established. These targets which, if actually achieved would result in a major expansion of the Company, are based on historical sales during the past few months, the large number of proposals and preliminary agreements currently being prepared, and the apparent steadily increasing interest in Bion NMS systems in the large animal agriculture area. Management's sales plans at present project a level of 34 systems under contract containing 24,270 BionAnimals by June 30, 1997, the end of the current fiscal year. If these targets are met and the systems are brought into production as anticipated, after appropriate start-up period, BionSoil in the approximate amount of 240,000 cubic yards should be available for harvest and preparation for sale.

Initial BionSoil harvests have been made from installations in Florida, New York, North Carolina and Washington. During the last twelve months approximately 10,363 cubic yards have been harvested. Of that amount, 2,000 cubic yards of BionSoil were sold in bulk at prices ranging from $4.00 to $20.00 per yard. Small quantities of processed and bagged BionSoil, in 20 to 75 pound bags, have been sold to organic farmers, nurseries, and at farmers markets and green markets in New York and Florida for the equivalent of $40.00 to $100.00 per cubic yard. Additionally, processed and bagged BionSoil has been sold to nursery growers and organic growers in Florida (in 75 pound bags) for the equivalent of $80.00 per cubic yard. During the quarter ended March 31, 1997, the first distribution to retail outlets was initiated with Agway stores in Western New York. Through March 31, 1997 deliveries averaging six pallets per store had been made to 15 Agway retail stores. This product is being sold to Agway at introductory prices of $65.00 per cubic yard ($1.625 per 25-pound bag). The average selling price during the quarter ended March 31, 1997 for bulk, unprocessed BionSoil was $12.71 per cubic yard, and for processed and bagged BionSoil was $65.18 per cubic yard. Note, however, that a large part of this BionSoil was from first harvests of various systems which, due to start-up issues, yield a lower quantity of high quality product.

Market Size

The sales goal outlined above represents aggressive growth for the Company. Although an examination of the size of the target markets for system sales and installations and BionSoil sales shows that the percent of total market penetration which these goals represent are very modest, there can be no assurance that the Company will be successful in achieving its targeted goals.

In the area of system sales, the Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent information available from the U.S. Department of Agriculture) and developed the data presented below for the target market segments. The Company has analyzed the economics of system installation and operation as it relates to the size of farms, and based on this analysis has established a potential target universe of approximately 14 million BionAnimals which are on large farms, and therefore are believed by the Company to be potential candidates for system installation. On the basis of these assumptions and the analysis done, the goal for fiscal year 1997 system sales (and the associated BionAnimals) would represent approximately a 0.17% market penetration in fiscal 1997.

The potential market for BionSoil and the various products that the Company will blend using BionSoil has been described and quantified in a study by Batelle ("Compost: United States Supply and Demand Potential" in Biomass and Bioenergy Vol. 3, Nos 3-4, pp. 281-299,
1992). In that analysis, Batelle calculates that the demand for compost and compost-like products (including products ranging from manures to composted organic wastes to manufactured potting soils and soil enhancers) in the U.S. alone is in excess of one billion cubic yards per year. On the basis of this total potential market, the BionSoil that the Company anticipates will be produced from the 24,270 BionAnimals if the Company reaches its fiscal year 1997 sales target (in excess of 240,000 cubic yards) would result in a 0.02% market penetration.

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

Income from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system. These gross margins would be expected to be repeated each year as long as the installations remain in operation. No fees for system installation, licensing, or management are included in these projections.

If the Company is successful in bringing targeted systems on line producing BionSoil within the 12 to 15 month start-up time frame, and is successful in realizing a target average sales price of $40 per cubic yard (starting in fiscal year 1998), each BionAnimal would contribute $400 of revenue per year to the Company, resulting in gross margins of $120 per year. Under the terms of most Bion NMS agreements this contribution to revenue and gross margin is anticipated to continue for at least a 15-year period. If the net present value (discounted at 10%) of this gross margin cash flow is calculated for this 15-year period, it shows that each BionAnimal is anticipated to have approximately $950 net present value to the Company.

Table 2, below, summarizes this net present value calculation for the BionSoil selling prices reflected in Table 1, above.

                             Table 2

          BionSoil selling           15 year Net Present
              price per              Value of per animal
             cubic yard              annual gross margins

              $  10                     $   158
                 20                         555
                 40                         952
                 60                       1,826
                 80                       3,176
                100                       4,525

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

ITEM 2.   Changes in Securities.

(c) The following securities were sold in the quarter ended March 31, 1997 without registering the securities under the Securities Act.:
       * 66,250 shares of restricted and legended Common Stock to nine private investors in a private offering underwritten by Global Financial Group, Inc. ("GFG") for an aggregate gross amount of $265,000 of which $$26,500 was paid to GFG as commissions. These securities were sold in privately negotiated transactions pursuant to Sections 3(b), 4(2) and/or other applicable provisions of the Securities Act of 1933 as amended.
       * 1,500 shares of restricted and legended Common Stock to two private investors in a privately negotiated transactions for an aggregate amount of $6,000. These securities were sold in privately negotiated transactions pursuant to Sections 3(b), 4(2) and/or other applicable provisions of the Securities Act of 1933 as amended.
       * 2,957 shares of restricted and legended Common Stock to one private investor under the terms of Section 5., Grant of Private Preemptive Rights, contained in the investor's Subscription and Investment Representation Agreement dated May 21, 1992 for an aggregate amount of $8,576.80. These securities were sold in a privately negotiated transaction pursuant to Sections 3(b), 4(2) and/or other applicable provisions of the Securities Act of 1933 as amended.
       * 2,279 shares of restricted and legended Common Stock to four employees in lieu of cash for services rendered valued at, in aggregate, $9,813.08. These securities were sold in privately negotiated transactions pursuant to Sections 3(b), 4(2) and/or other applicable provisions of the Securities Act of 1933 as amended.
       * 14,678 shares of restricted and legended Common Stock to a shareholder for rent and services valued in aggregate at $58,710. These securities were sold in privately negotiated transactions pursuant to Sections 3(b), 4(2) and/or other applicable provisions of the Securities Act of 1933 as amended.

    The shares of the Company's Common Stock which were issued pursuant to the transactions set forth above were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with the Company (either by themselves or through the underwriter for the

                        OTHER INFORMATION
                            (cont'd.)



    Company's private placement) and was provided with appropriate offering documents and access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission  of  Matters to a Vote  of  Security  Holders.
          None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.
          (a) Exhibits - none
          (b) Reports on Form 8-K:

           Form 8-K (dated January 2, 1997) reporting on items 5 & 7




                            SIGNATURE




                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Bion Environmental Technologies, Inc.



    /s/ M. Duane Stutzman
        M. Duane Stutzman
        Chief Financial Officer

Dated:    May 2, 1997