Form 10-K
period 1997-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-09-30
CIK 875729

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C.  20549
                                      FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED   June 30, 1997
                                                              ---------------
OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required] OR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER    0-19333
                       ----------

                              BION ENVIRONMENTAL TECHNOLOGIES, INC.
                              -------------------------------------
                    (Exact name of registrant as specified in its charter)


         Colorado                                    84-1176672
-------------------------                      ----------------------
(STATE OR OTHER JURISDICTION OF                   (I.R.S. Employer
 INCORPORATION OR ORGANIZATION)                  Identification No.)

 555 17th St., Suite 3310
     Denver, Colorado                                   80202
---------------------------                          -----------
(ADDRESS OF PRINCIPAL
 EXECUTIVE OFFICES)

                                  (303) 294-0750
                        ------------------------------------
                (Registrant's telephone number, including area code)

Securities registered under Section 12(b) and/or 12(g) of the Exchange Act:

                             Common Stock, no par value
                ------------------------------------------------------
                                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes  X    No___
                                                            ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The aggregate market value as of September 25, 1997 of voting stock held by non-affiliates of the Registrant was $7,056,723 based upon the average of the closing bid and asked prices on the Over the Counter Electronic Bulletin Board exchange as of that date.

As of September 25, 1997, 3,832,422 shares of Registrant's Common Stock, no par value, and 18,834 shares Series B Convertible Preferred Stock were issued and outstanding.

                                    PART I
                                    ------


ITEM  1.          DESCRIPTION  OF  BUSINESS

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*" AT THE END OF EACH SUCH STATEMENT) THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS BUSINESS SECTION AND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.

     Business  Development
     ---------------------

     Bion Environmental Technologies, Inc. (the "Registrant") is a Colorado corporation organized on December 31, 1987. The Registrant maintains its principal executive offices at Suite 3310, 555 Seventeenth Street, Denver, Colorado 80202 and its phone number is (303) 294-0750.

     Substantially  all  of  the business and operations of the Registrant are conducted through two wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989) and BionSoil, Inc. (a
Colorado  corporation  organized  June  3,  1996).    The  Registrant  and its
subsidiaries  are  hereafter  referred  to  as  the  "Company".

     The Company has offices located in Colorado, Florida, New York, and North Carolina.

Business  of  the  Company
--------------------------

     General  Description
     --------------------

     The Company currently conducts its business in two complimentary areas: first, the Company designs, markets and installs waste, wastewater, and storm water treatment systems, primarily in the agricultural and food processing area; and second, markets BionSoil' products such as organic fertilizers, potting soil, and soil amendments which are produced from the nutrient rich biosolids harvested from certain types of the Company's agricultural systems installed on large dairy and hog farms.

     Principal  Products  and  Services
     ----------------------------------

     In the waste, wastewater, and stormwater treatment system area, the Company designs, markets, monitors the construction and installation of, and assists its customers in the operation of systems for the biological treatment of organic waste, wastewater, and stormwater. The Company's systems reduce pollutant levels in waters discharged from agricultural and food processing operations in order to enable customers to satisfy environmental regulatory requirements and to avoid fines, penalties, or citizen lawsuits. Currently the Company has systems designed for and operating in the dairy and hog farming and fruit processing industries. The Company is designing systems to treat agricultural waste streams (feedlots, beef, poultry, fruit and vegetable farms), food processing plants, and high-intensity and non-point source waste and wastewater discharges. The Company*s animal waste treatment systems convert animal waste into nutrient rich organic biosolids which the Company processes and sells as BionSoil' and BionSoil products either in bulk or bagged form. The Company holds patents that generally cover the systems' processes and the soil products produced by those processes.

     The Company's systems solve or mitigate a broad range of environmental problems by combining advanced technology with biological and chemical processing, engineering, and management principles. The Company studies each proposed site of application carefully to determine the best system design to solve the client's existing problems, oversees system construction and start-up, and then works to promote the conditions under which system performance can be optimized. The result is an enhanced natural system generally consisting of a bioreactor (with aerobic, facultative, and anaerobic bacterial populations for initial waste breakdown), an ecoreactor (a managed high intensity wetland-like area), and, in some applications, a georeactor (a treatment zone of porous material underlying the bioreactor and ecoreactor). Such a system removes odors, nutrients such as nitrogen and phosphorus, and other materials from wastes and wastewaters. The materials are then bioconverted into some or all (depending on the specific application) of the following end products: biosolids used to produce BionSoil and BionSoil products, a high protein feed crop, clean water, and wetlands habitats.

     Since its inception through June 30, 1997, the Company has sold, installed, or had under construction, 30 systems in the aggregate (five of which are no longer in service). These systems demonstrate multiple applications for the Company's technology including conversion of hog and dairy cow waste into BionSoil (while removing nutrients and reducing odor), treating wastewater from dairy farms, food and fruit processing plants, and storm and surface water run-off from dairy farms, industrial installations, and sugar cane plantations.

     Marketing  and  Distribution
     ----------------------------

     Systems
     -------

     The Company's marketing efforts for system sales and installations generally have been directed at solving environmental problems (ground and surface water contamination, and odor) faced by the agricultural and food processing industries. While system sales have continued to result from enforcement actions and pressures from environmental regulatory agencies at the federal, state, and local levels, satisfied customers and positive media coverage have also resulted in system sales and the generation of more leads.

     The Company's marketing strategy has generally involved a two stage process. First, a particular technology application is developed and initial sales are made in the selected market segment within a single geographic area. Based on performance of the initial systems, the specific market segment is developed in the geographic area through the sales of additional systems. Simultaneously, other potential customers with similar problems in the area are identified, and new applications of the technology are developed and marketed to them based on the Company's demonstrated track record in solving similar problems in the initial market segment. Second, as the success of each particular application is demonstrated in an initial market, marketing commences in other geographic regions. Following this basic approach, the Company is currently developing and/or marketing systems in Florida, New York, Colorado, and North Carolina.

     In addition, during the past year the Company has received initial marketing contacts for licensing or joint ventures to utilize the Company*s technologies for applications in Pacific Rim countries, Eastern Europe, and Canada. The Company also plans over the coming year to increase its marketing efforts in the areas of industrial and municipal wastewater treatment and stormwater remediation.

     The Company has marketed and sold its animal waste treatment systems primarily to large high intensity hog raising facilities and dairy farms. The Company continues to design, permit, build, and operate systems that meet the objectives of its customers for waste and wastewater treatment, reduce odor, and satisfy environmental regulators.
     BionSoil
     --------

     The Company*s Bion NMS system converts animal waste into nutrient rich biosolids which can be processed and sold in bulk and in bags as BionSoil and BionSoil products. The biosolids are blended to produce organic potting soil, fertilizer, and soil amendments. The Company has not yet established sales distribution systems for BionSoil products and sales to date have been only sporadic. Delays have also resulted from the need for additional research on blending BionSoil products and from limited working capital to purchase equipment. To date there have been limited sales of bulk product to nurseries, growers, and distributors, and of bagged product to retail outlets in New York. Bagged product is expected to be on the market in New York and Florida for the spring 1998 season *.

     Competition
     -----------

     The Company believes that its systems offer technical and environmental advantages, are frequently more affordable than competitive technologies, and produce superior treatment results in appropriate situations. However, competition in the biological wastewater treatment industry is intense. The Company faces significant competition from many firms involved in the design, construction, and operation of conventional wastewater treatment systems, as well as developers of constructed wetlands which are similar but not identical to the Company's technology. Additionally, there are companies that are capable of developing systems similar to those being developed by the Company and that have developed and are capable of developing systems based on other technologies that are or may be competitive with the Company's systems. Many of these companies are well-established, have substantially greater financial and other resources than the Company and have established success in the development, sale and service of their systems. These companies may succeed in developing competing systems that are more effective than those developed by the Company. The Company's ability to compete will be dependent upon its ability to obtain required approvals and licenses from regulatory authorities and upon the Company's ability to introduce its systems in the appropriate markets. The Company believes, however, that in the market segments on which it has focused to date, its systems offer a less expensive and more flexible process with better economic and remedial performance than conventional systems offered by competitors.

     There is also extensive competition in the potting soil, organic soil amendment, and organic fertilizer markets. There are many companies which are already selling similar type products. These companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases. Gaining a share of this market may take time and could require substantial resource allocation for advertising, packaging, and product introductions. Further competition will come from a variety of composting operations being run by municipal and other governmental agencies, and by private industry, to dispose of various waste products including industrial and municipal wastewater sludges, yard and landscaping wastes, and other industrial or commercial organic wastes. These composted materials may be sold by the various organizations at low cost just to reduce or defray disposal expense, thereby creating downward pressure on the price the Company may be able to charge for its products. Many of the competing organizations and companies are well-established, have substantially greater financial and other resources than the Company and have already established success in the development and sale of their products. The Company believes it can compete successfully with these organizations in its market niche because BionSoil is generally a higher quality product which qualifies as an all-organic material *. In addition, initial university growth studies indicate that BionSoil has the potential of replacing all of the amendments used in standard growers' mixes *. It will, however, take further product development and marketing to realize the market potential that BionSoil currently appears to offer *.

     Dependence  on  One  or  a  Few  Major  Customers
     -------------------------------------------------

     The Company's operating results are not dependent upon a limited number of large contracts. Although some of the Company-'s customers accounted for more than 10 percent of the Company's revenues during the past fiscal year resulting from the installation of new systems, no such customer is expected to account for more than 10 percent of the Company's revenues during the current fiscal year. The nature of the Company's business is such that significant sales are generally expected to be "one-time" contracts pursuant to which single systems are sold and installed, with income to be received after the first year of operation from the sale of by-products produced by the systems and from maintenance contracts.

     Patents
     -------

     The Company is the sole owner of five United States patents and one Canadian patent:

     U.S. Patent No. 5,078,882, Bioconversion Reactor and System. The patent describes the Meta System Reactor (MSR) which is the underlying technology for the Company's current wastewater treatment and Bion NMS systems. This patent describes in detail the MSR containing three primary treatment zones, bioreactor, ecoreactor and georeactor, which are cyclically connected by a series of recycle flows and organism movements to bioconvert the contained materials. The MSR, with modification, is the basis of the Company's NMS and Bion NMS systems which have been developed for managing nutrient rich waste streams from dairies, farms and food processing facilities.

     U.S. Patent No. 5,472,472, Animal Waste Bioconversion System. The patent describes a process for the bioconversion of animal wastes produced at a Confined Animal Feeding Operation into economically desirable or ecologically neutral materials. There are two essential aspects of the process. One involves treatment of the solids fraction of the waste stream, resulting in a variety of soil-like materials ranging from a high nutrient, organic soil to a peat-like substance. The other aspect of the process entails treatment of the waste stream liquids by means of a microbial activation zone and a constructed wetland zone. The end-products are clean, virtually nutrient-free water, a high humus soil, and an attractive wetland environment. This patent covers the technology for the Bion NMS.

     U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus. The patent describes the process which is an improved process to create nutrient rich humus through the biological transformation of animal wastes into ecologically manageable materials. This patent describes the process of creating BionSoil
and  its  characteristics.    Prior  to  the  issuance  of  this  patent  a
continuation-in-part was filed describing additional attributes of BionSoil and how it can be mixed with other substances to create additional useful products.

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

     U.S. Patent No. 5,626,644 Storm Water Remediatory Bioconversion System. The patent describes a process for the treatment of agricultural, municipal, or residential stormwater runoff or the like through the capture and bioconversion of nutrients and contaminants in a constructed wetland treatment zone entailing the addition of non-toxic chemical additives and the establishment of chemical-microbial-vegetative complexes.

     Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process. This patent extends Canadian patent protection to a combination of the features included in U.S. Patents No. 4,721,569 and 5,078,882.

     Management intends to file such additional patent applications in the future as it may deem necessary or appropriate to protect any future development of the Company's existing technology.

     However, there can be no assurances: that any additional patents will be granted to the Company, that the patents will be defendable against competitors' potential infringement actions, if any, and/or that the patents will provide any substantial protection of the Company's technology.

     Research  and  Development
     --------------------------

     The Company maintains an active research program and continues working on the generation of potentially marketable and patentable applications of the Company's waste and wastewater treatment technology. Current research and development efforts are focused on enhancements of the Bion NMS and derivative technologies as utilized in the Company's existing systems in order to apply these technologies to opportunities that exist in additional geographic areas and industry segments. As each new geographic market and industry application area is entered, there will be a need for additional research efforts to adapt the Company's systems.

     Further, the Company is developing a research effort focused on BionSoil and BionSoil products. During the past year the Company, in conjunction with Washington State University has studied the benefits of using BionSoil as a fertilizer in apple orchards in Washington. Additionally, over the past year a cooperative research relationship has been established with North Carolina Cooperative Extension, North Carolina State University and North Carolina Department of Agriculture in an effort to evaluate the benefits realized from potential uses of BionSoil in both horticultural and animal nutrition and its relative economic value. Follow-up studies are ongoing in this effort.

     Environmental  Protection/Regulation
     ------------------------------------

     The Company is a provider of systems and services which result in reduction of pollution and as such is not itself under direct enforcement or regulatory pressure. However, because the Company is involved in wastewater treatment, it is subject to environmental regulations with at least three
different  focuses.    Specifically:

     (1) The marketing and sales success of the Company depends, to a substantial degree, on the pollution clean-up requirements of various governmental agencies from the Environmental Protection Agency (EPA) at the federal level to various state departments of environmental affairs to local governmental agencies at the county and city levels. As guidelines or directives are established at the highest of these levels, lower jurisdictions generally are required to at least meet or, in many instances, exceed the standards established. Without these governmentally-induced pressures to solve pollution problems, many municipalities, industries and individuals will not expend the capital necessary to purchase systems to treat their wastewater streams. While the current administration in Washington, D.C. has verbally placed emphasis on pollution clean-up targets, there can be no assurance that these statements will lead to actions which will result in regulations and/or enforcement activity that will increase demand for the Company's systems.

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

     Employees
     ---------

     The Company employed twenty persons with eighteen persons full-time as of
June  30,  1997.    Four of these full-time persons are engaged in management;
twelve in operations, sales and marketing; and two in clerical and administration.

ITEM  2.          DESCRIPTION  OF  PROPERTY

Office  and  Processing  Facilities
-----------------------------------

     The Company's executive offices are located at 555 17th Street, Suite 3310, Denver, Colorado. The Company subleases four offices (plus use of common facilities, office equipment and certain services) from Delta Petroleum Corporation (which owns approximately 4% of the Company's currently issued and outstanding common stock) on a month-to-month basis pursuant to an oral arrangement between the parties. The Company has additional offices at 606 N. French Road, Suite 6, W. Amherst, New York; 206 North Parrott Avenue, Okeechobee, Florida; and 619-C South Third Street, Smithfield, North Carolina. The Company also rents BionSoil processing sites located at State Road 710 and SE 74th Trail, Okeechobee, Florida; 5116 Hermitage Road, Gainesville, New York; 5905 Curriers Road, Arcade, New York; Upper Reservation Road, Castile, New York; and 542 Garrett Road, Four Oaks, North Carolina. All leases and rental agreements are with non-affiliated parties.

ITEM  3.          LEGAL  PROCEEDINGS

     The Company knows of no material pending legal proceedings to which the Company (or its Subsidiaries) is a party or of which any of its systems is the subject.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There has been no submission of matters to a vote of security holders during the fourth quater of the fiscal year ended June 30, 1997.

                                                     PART II
                                                     -------

ITEM 5.. MARKET FOR BION ENVIRONMENTAL TECHNOLOGIES, INC. COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a)       Market Information
          ------------------

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

     At present, the Company's Common Stock trades under the symbol "BION" (changed from "BIET" effective September 15, 1997) on the NASDAQ OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Quarter Ended                        High Bid                 Low Bid
-------------                       ----------                --------

March 31, 1995                        $ 7.75                    $ 1.00
June 30, 1995                         $ 7.75                    $ 1.00
September 30, 1995                    $ 4.97                    $ 1.50
December 31, 1995                     $ 4.63                    $ 2.25
March 31, 1996                        $ 3.75                    $ 3.00
June 30, 1996                         $ 4.00                    $ 2.50
September 30, 1996                    $ 3.25                    $ 2.50
December 31, 1996                     $ 5.50                    $ 4.00
March 31, 1997                        $ 6.38                    $ 5.44
June 30, 1997                         $ 5.50                    $ 3.00


On September 25, 1997 the bid and asked prices of the Common Stock were $4.25 and $5.00, respectively.

(b)  Holders
     -------

The number of holders of record of the Company's Common Stock at September 25, 1997 was approximately 236.

(c)  Dividends
     ---------

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

ITEM  6.      MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     (a)    Plan  of  Operation
            -------------------

     THE DISCUSSION IN ITEM 6(A) BELOW CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*" AT THE END OF EACH SUCH STATEMENT), MADE IN RELIANCE UPON THE PROVISIONS OF RULE 175 PROMULGATED UNDER THE SECURITIES ACT OF 1933 AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO.

     General  Discussion  of  Current  and  Proposed  Operations
     -----------------------------------------------------------

     As shown in the financials in this Form 10-KSB, over $8,706,000 of equity has been invested in the Registrant through the close of the fiscal year ended June 30, 1997. These financial statements also show that on June 30, 1997 the Company had a negative net worth of $186,604, cumulative losses of $8,893,182, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company*s ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as systems sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

     Management believes, however, that additional information is necessary to evaluate the Company and its progress relative to the business it is pursuing and the associated value the Company has developed during the last several years. Therefore, the following section of this Form 10-KSB is presented by management to give the reader a better understanding of the development of the business of the Company to date, and its goals for growth in the future.

     Business  Development
     ---------------------

     The Company's mission is to provide services, systems and products which solve environmental problems and, in appropriate situations, recycle wastes into high value horticultural products which produce superior plant growth performance. Based on this, the Company is currently focused primarily on the application of its patented and proprietary technology in two complementary business areas; first, Bion NMS' systems (previously called BionSoil NMS systems): the design, sales, installation oversight, operations management, and material harvesting of Bion NMS systems for large animal raising agricultural facilities; and, second, BionSoil: the processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which are produced from the biosolids harvested from the Bion NMS systems.

     From prior to September 20, 1989, (when Bion Technologies, Inc., one of the subsidiaries of the Company, was incorporated) through at least March 31, 1995, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems.

     As of June 30, 1997 the Company has, in the aggregate, performed studies for, sold, installed, or had under construction, systems in four distinct regions: North Carolina, New York, Florida, and the Pacific Northwest. The systems in these regions establish multiple applications for the Company's technology including:

     (a) Dairy farm wastewater treatment and nutrient reduction systems which treat wastewater from dairy farms to remove phosphorus, nitrogen and other nutrients and create water suitable for discharge or reuse; located in Florida, New York, and Washington.

     (b) Dairy farm Bion NMS systems which solve the environmental problems associated with dairy farms and also create BionSoil; located in New York, Maryland, North Carolina, Florida, Washington, and Oregon.

     (c) Hog farm Bion NMS systems which solve odor, waste and wastewater problems associated with hog farms and also create BionSoil; located in North Carolina.

     (d) Combination food processing and manure waste treatment systems which treat nutrients and solid wastes in waste streams from combined food processing plants and animal confinement areas; located in New York.

     (e) Fruit processing wastewater treatment systems which treat wastewater from fruit processing plants to remove solids, nutrients and other contaminants to create water suitable for discharge or reuse; located in Florida, New York, and Washington.

     (f) Storm water and surface water run-off treatment systems which treat storm water run-off from agricultural and industrial installations to remove nutrients and other contaminants to create water suitable for discharge or reuse; located in Florida, treating run-off from dairy farm pastures, industrial installations and sugar cane plantations.

     (g) A feasibility study for the installation of a Bion system for the treatment of all wastewater generated in a small mobile home community; located in New York.

     Geographic  Expansion
     ---------------------

     The activities of the Company to design, permit, install and operate these systems have established credibility with federal, state, and local regulators and environmental and agricultural professionals. The Company estimates that the cost associated with staffing, servicing, and marketing its systems in new geographic regions, including initial sales calls, design, regulatory approvals, installation and operation through the cash-flow break-even point (the Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed $1,500,000. Based on experience to date in the regions where system sales and installation activity have been focused, the Company estimates that approximately $3.5 million has been expensed related to these matters which has created what might be called "good will," "marketing" and "regulatory" value.

     An example of the accumulation of these costs can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, and has signed agreements for five additional system installations. Management estimates that, to date, in excess of $500,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses *.

     The Company anticipates continuing its expansion into new areas in the future, and this expansion will require similar additional cash resources which, when expended, will also be expensed and not shown as balance sheet assets *.

     Technology  Expansion
     ---------------------

     The Company has five issued U.S. Patents: a Bioconversion Reactor and System, an Animal Waste Bioconversion System, a Bioconverted Nutrient Rich Humus, a Phosphorous Treatment Process, and a Storm Water Remediatory Bioconversion System. The Company also has an issued Canadian Patent for an Aqueous Stream Treatment Process. These patents provide broad coverage of the fundamental technology that underlies the Company's systems and processes. Additional patent filings will occur as further applications are developed.

     The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as approximately $4.0 million) was actually expended on research and the development of the technology and construction of prototype systems that are the basis of the Company's planned future expansion. All of these costs have been expensed by the Company.

     Just as there are additional expenses associated with geographical expansion, there also are substantial additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. Further, the Company anticipates additional expenditures in the near future associated with expansions of the technology into the cattle feedlot and poultry raising businesses where adaptation of the technology is necessary to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems *. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that very real long term technological value is being developed *.

     Financial  Discussion
     ---------------------

     The  Company receives two distinct revenue streams from Bion NMS systems:
1) initial fees for system design, permitting, start-up and initial operation (and, for selected systems, periodic management or technology license fees), and 2) after the initial start-up period for a system (approximately 12 to 15 months after the agreement is signed), revenue from the sale of BionSoil and BionSoil-based products produced from the systems.

     BionSoil  Economics
     -------------------

     The Company tracks its BionSoil business on the basis of a Company defined standard unit (a "BionAnimal"), where one BionAnimal is defined as a manure producing unit (made up of one or more animals) which produces wastes (that can be captured in a Bion NMS system) equivalent to those produced by one 1,400 pound dairy cow living in a total confinement facility. When all the manure and urine produced by one BionAnimal is collected and converted into BionSoil, it will yield approximately 10 cubic yards of processed BionSoil per year *. Based on data available from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) the Company has calculated that, for totally confined animals where all wastes are captured, approximately one dairy cow, 2.2 beef cattle, 11 market hogs, 200 turkeys, or 475 layer chickens equal one BionAnimal.

     As  of  June  30,  1997  the  Company  has  nine systems containing 4,730
BionAnimals that are on line and producing biosolids which will be processed into BionSoil. Further, the Company has signed contracts covering five additional systems containing 4,175 BionAnimals that are not yet in production. These systems are in various stages from preliminary design through construction. As a result, the Company has 14 systems containing 8,905 total BionAnimals in production or covered by signed contracts. The Company estimates that these BionAnimals should produce approximately 90,000 cubic yards of processed BionSoil per year when all of the systems are on line, which is currently expected to occur within the next nine to twelve months *.

     The Company did not meet its systems sales and BionAnimal projections for the fiscal year ended June 30, 1997 due to a number of factors, including but not limited to capital availability, the decision to close the Company's Washington state operations, uncertainty created in certain markets due to pending legislation which would directly impact animal waste treatment and disposal practices, the decision to cancel certain agreements and/or contracts for systems that were not profitable, and the decision to renegotiate certain of its existing agreements for systems to establish more equitable terms (which systems have been removed from the above system and BionAnimal totals until such time as the renegotiations result in new signed contracts).

     As systems are brought on line and biosolids harvested, BionSoil, Inc. (the Company's other wholly-owned subsidiary) will purchase (for cash) the harvested material from Bion Technologies, Inc. to process it into final products for sale to customers *. Subsequently, some farms may be paid fees as royalty for the biosolids *. These payments may represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems *. Most large animal raising facilities have substantial operating costs associated with the disposal of waste products which are produced in large quantities at these facilities *. With the construction and operation of a Bion NMS on a farm site, many of these costs can be substantially reduced or eliminated, and the farm may also receive a revenue stream from the cash payments made by the Company to the farm *.

     Initial BionSoil harvests have been made during the last twelve months of approximately 12,500 cubic yards. Of that amount, 2,000 cubic yards of BionSoil were sold in bulk at prices ranging from $4.00 to $20.00 per yard. Small quantities of processed and bagged BionSoil, in 20 to 75 pound bags, have been sold to organic farmers, nurseries, and at farmers markets and green markets in New York and Florida for the equivalent of $40.00 to $100.00 per cubic yard. During the year ended June 30, 1997, the first distribution to retail outlets was initiated with Agway stores in western New York. Deliveries averaging six pallets per store were made to 15 Agway retail stores. This product is being sold to Agway at introductory prices of $65.00 per cubic yard ($1.625 per 25-pound bag). Additionally, approximately 7,000 cubic yards are currently being processed in preparation for sale. The average selling price during the past fiscal year for bulk, unprocessed BionSoil was $9.88 per cubic yard, and for processed and bagged BionSoil was $87.89 per cubic yard. Note, however, that a large part of this BionSoil was from first harvests of various systems which, due to start-up issues, yield a lower quantity of high quality product.

     While sales of Bion NMS systems have been sporadic over the last four years, and significant quantities of BionSoil have only recently become available, the Company has clearly demonstrated the technology with ten systems in successful operation, seven of which have been on line for more
than  two  years  *.    Additionally,  through  both  Company  performed  and
independent university sponsored testing, BionSoil has been shown to clearly enhance plant growth performance *. Based on these results and analysis of the Company's potential markets, a series of aggressive goals for system sales and installations have been established *. These goals which, if actually achieved, would result in a major expansion of the Company, are based on historical sales during the past year, the large number of proposals and preliminary agreements currently being prepared, and the apparent steadily increasing interest in Bion NMS systems in the large animal agriculture area
*.

     Management's goals at present set as a target a level of 250 systems under contract containing 200,000 BionAnimals by June 30, 2000, the end of the Company's fiscal year 2000 *. If actually achieved, this goal represents a 2200% growth in the number of BionAnimals under contract *. To support achievement of this long range goal the Company has established the addition of 40 systems under contract (containing 30,000 BionAnimals) as its target for June 30, 1998 *. The Company is currently working with the offices in each region to develop strategic plans to achieve this level of sales as well as the short range plans to accomplish the fiscal year 1998 goal *. If these targets for fiscal year 1998 are met and the systems are brought into production as anticipated, after appropriate start-up period, BionSoil and BionSoil products in the approximate amount of 400,000 cubic yards per year should be available for harvest and preparation for sale during and after fiscal 1999 *. If the Company's goal for growth through fiscal 2000 is met approximately 2,000,000 cubic yards per year of BionSoil and BionSoil products would be available for sale in fiscal years after fiscal year 2000 *.

     Market  Size
     ------------

     The long range sales goal outlined by the Company represents aggressive growth for the Company *. Although an examination of the size of the target markets for system sales and installations and BionSoil sales shows that the percent of total market penetration which these goals represent are very modest, there can be no assurance that the Company will be successful in achieving its targeted goals *.

     The Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent information available from the U.S. Department of Agriculture) and developed the data presented below for the target market segments for system sales *. The Company has analyzed the economics of system installation and operation as they relate to the size of farms, and based on this analysis has established a potential target universe of approximately 14 million BionAnimals which are on large farms, and therefore are believed by the Company to be potential candidates for system installation *. On the basis of these assumptions and the analysis done, the goal for fiscal year 1998 system sales (and the associated BionAnimals) would represent approximately a 0.3% market penetration in fiscal 1998, and the goal for fiscal year 2000, if achieved, would represent approximately a 1.4% market penetration *.

     The Company believes that the potential market for BionSoil and blended BionSoil products has been described and quantified by the Battelle Institute in a study conducted for the Solid Waste Composting Council (see Biomass and
                                                                   -----------
Bioenergy,  Vol. 3, Nos 3-4, pp. 281-299, 1992, "Compost: United States Supply
---------
and Demand Potential") *. Batelle calculated that the demand for compost and compost-like products (including products ranging from manures to composted organic wastes to manufactured potting soils and soil enhancers) in the U.S. alone is projected to be in excess of one billion cubic yards per year which far exceeds projected supply in nine application segments: landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture *. Targeted markets for BionSoil include these segments in addition to state and municipal park and transportation departments, golf courses and athletic fields, home gardeners, reforestation projects for timber and mining companies, and the U.S. Park Service *. On the basis of this projected market potential, the BionSoil that the Company anticipates will be produced from the 40,000 BionAnimals if the Company reaches its fiscal year 1998 sales target (in excess of 400,000 cubic yards) would result in less than a 0.1% market penetration, and the goal for fiscal year 2000, if achieved, would represent approximately a 0.2% market penetration in this broadly defined market *. As part of its current planning process the Company is developing a detailed analysis of targeted market segments and is establishing plans to penetrate these segments *.

     Based on current pricing experience, a review of prices for soils and soil-enhancing products in the market, target market segment strategies being developed, and limited sales to date, the Company believes that BionSoil will sell at no less than $10 per cubic yard when sold unprocessed in bulk, and will sell for higher prices when processed and bagged, prices which may rise to $100 per cubic yard (or greater) *. Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, and projected costs as volume levels increase to the forecast levels, the Company has established projected costs for the various levels of processing required to sell BionSoil products *. Therefore, given the contract terms and projected costs of production and sales, the potential return to the Company from BionSoil products sales alone has been projected for a series of potential price points (and the implied processing levels required to achieve the products to be sold at these price points) *. Table 1 presents this information for six selected price points *. This table has been prepared based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products *. While this information represents management's best estimates for future performance, there can be no guarantee that these projections will be achieved *.


                                            Table 1 *


    Projected                                             Projected
BionSoil Selling           Projected                 Annual Gross Margin
Price Per Cubic              Bion                   Per Cubic      Per Bion
      Yard*                Expenses*                  Yard*         Animal*
----------------           ---------               ------------  ------------

$10*                         $ 8*                       $2*           $20*
 20*                          13*                        7*            70*
 40*                          28*                       12*           120*
 60*                          37*                       23*           230*
 80*                          40*                       40*           400*
100*                          43*                       57*           570*


     Income from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system *. These gross margins would be expected to be repeated each year thereafter for as long as the installations remain in operation *. No fees for system installation, licensing, or management are included in these projections *.

     If the Company is successful in bringing targeted systems on line producing BionSoil within the 12 to 15 month start-up time frame and is successful in realizing a target average sales price of $40 per cubic yard (starting in fiscal year 1998), each BionAnimal would contribute $400 of revenue per year to the Company, resulting in projected gross margins of $120 per year *. Under the terms of most Bion NMS agreements, this contribution to revenue and gross margin is anticipated to continue for at least a 15-year period (the term of most Bion NMS system contracts before extension (if any) for additional years) *. If the net present value (discounted at 10%) of this gross margin cash flow is calculated for this 15-year period, the Company projects that each BionAnimal is anticipated to have approximately $950 net present value to the Company *.

     Table 2, below, summarizes this net present value projection for the BionSoil selling prices reflected in Table 1, above *.



                                                Table 2 *

                  Projected                          Projected
              BionSoil Selling                 15 Year Net Present
                  Price Per                    Value of Per Animal
                 Cubic Yard *                 Annual Gross Margins *
              ----------------                ----------------------

                    $10*                                $158*
                     20*                                 555*
                     40*                                 952*
                     60*                               1,826*
                     80*                               3,176*
                    100*                               4,525*


     Based on experience to date, the Company anticipates that contract fees, independent of BionSoil revenues, will be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations *. Therefore, if a sufficient number of systems are under contract and if the BionSoil production is on line, the Company is projected to achieve financial break-even *. Even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date, the potential return based on the Company's growth goals is apparent if the Company is successful in achieving its targets *.

     As the discussion above includes forward looking statements made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933, readers are cautioned that, although management believes it currently has a reasonable good faith basis for disclosing the substance of some of its internal projections to the public at this time, there can be no assurance given that the Company will ever be successful in achieving any of its stated goals. The Company intends to periodically report on its progress, or lack thereof, in attaining the goals set forth above. The ultimate realization of most (if not all) of the Company's goals will require significant expenditures of funds which as of this date are not currently available to the Company.

     It is currently anticipated that the selling and installation of additional BionSoil systems will require the Company to hire additional personnel, make significant capital expenditures and generally increase its overhead. Further, the marketing and sale of BionSoil products will require the implementation of a distribution network of wholesalers and/or retailers and a transportation system for delivery of the product to the intended recipients, and may require permitting in some locations, none of which the Company may be successful in achieving. Additional expenditures for personnel and equipment will be necessary to harvest, process, package, sell and deliver the product. The projections stated by management assume that the Company will be successful in obtaining the requisite funds on commercially reasonable terms and that the other stated obstacles will be successfully overcome in the process of making sales of products in the future.

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

     (b)  Management*s  Discussion  of  Financial  Condition  and  Results  of
     -------------------------------------------------------------------------
Operations
     -----

     The Company has incurred losses since inception totaling $8,893,182 and is currently experiencing liquidity problems. The Company*s cash requirements are currently not being met by revenue, and are not expected to be met by revenue in the coming fiscal year. Continued losses without additional outside funding raise doubt about the Company*s ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time as systems sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations. The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

     Liquidity  and  Capital  Resources
     ----------------------------------

      At June 30, 1997 the Company's total assets were $1,222,706 compared to $556,310 as of June 30, 1996. The change is primarily attributable to an increase in equipment and assets held for resale (see "Note 6 to Consolidated Financial Statements"), partially offset by a decrease in cash during the period.
     During the year the Company decided to close its operations in the Pacific Northwest in order to concentrate more resources on other operations. The result of this was a one time write off of $25,500 which was a reduction in deferred revenue and work in progress. The Company also expensed $5,100 for work performed to date on one of the systems. The write off occurred since the Company had deferred some of the revenue and was to be compensated from the sale of the soil product.

     The Company's current ratio as of June 30, 1997 was 0.79 : 1 as compared to 0.63 : 1 as of June 30, 1996. Cash for the period ended June 30, 1997 decreased $109,380 as compared to an increase of $114,811 for the period ended June 30, 1996.

     The Company's total liabilities decreased $1,420,534 for the year ended June 30, 1997. Notes payable and accrued payroll decreased approximately $1,590,000 and $71,000, respectively, accounts payable increased $120,353 and capital lease obligations increased approximately $154,000 due to expenses associated with the BionSoil start up activity (see" Notes 4 and 6 to Consolidated Financial Statements") during the period.

     The Company issued 247,777 shares of legended and restricted common stock for cash ($904,488), and 336,905 shares of legended and restricted common stock for property valued at $600,000 for the year ended June 30, 1997. The Company, in July 1997, sold one of the properties for $242,000 and intends to sell the other two properties during the next twelve months. The Company converted $2,361,905 of notes payable and $469,361 of interest and services for 1,268,508 and 157,774 shares of legended and restricted common stock, respectively. The Company also issued warrants for cash and services totalling $153,250. The Company issued a total of 2,013,039 shares of legended and restricted common stock during the year ended June 30, 1997.

     Results  of  Operations
     -----------------------

     Comparison of Fiscal Year Ended June 30, 1997 with Fiscal Year Ended June
     -------------------------------------------------------------------------
30,  1996
---------

     During the twelve months ended June 30, 1997 the Company performed work on 30 new or existing projects as compared to 23 projects in the corresponding period that ended on June 30, 1996. Contract revenue was slightly higher due to the increased amount of project activity and the initial sales efforts on BionSoil and BionSoil products. Contract costs were higher due to the start up expenses associated with the New York and Florida processing sites. Included in these expenses are facilities (rent, utilities, maintenance, etc.), equipment and additional personnel.

     The Company increased its contract receivables and work in progress reserves for bad debt by $30,000 during the year. The Company's reserves total $60,000 as of June 30, 1997.

     General and administrative expenses increased due to employee compensation, consulting, legal and accounting costs. The Company anticipates that general and administrative expenses could increase in the future as the business grows.

     The Company recorded $105,000 in interest income from the sale of Delta stock associated with the Settlement Agreement and General Release on the UFG note. This is the final amount to be collected on the UFG note. The total amount collected is $296,581 in excess of the original principal of the note. The Company incurred $286,387 of interest expense on notes payable to an outside lender and shareholders of the Company (see "Notes 4 and 6 to Consolidated Financial Statements") and research and development expenses of $172,816. The $98,228 increase in R&D expenses is due to the increased research activity in the soils area.
     Comparison of Fiscal Year Ended June 30, 1996 with Fiscal Year Ended June
     -------------------------------------------------------------------------
30,  1995
---------

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

     General and administrative expenses decreased due to lower marketing, public relations, consulting, legal and accounting costs. These decreased expenses are partially offset by increased compensation costs. The Company anticipates that general and administrative expenses could increase in the future as the business grows.

     The Company incurred $218,871 of interest expense on notes payable to LoTayLingKyur and other shareholders of the Company (see "Notes to Consolidated Financial Statements").

     The Company also sold marketable securities during the year for a gain of $143,371.

     Seasonality
     -----------

     The Company's system sales and installation business is not seasonal in nature, except to the extent that weather conditions at certain times of the year in certain geographic areas may temporarily affect construction and installation of its systems. However, the Company's projects and markets are geographically spread so that when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil and BionSoil product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer, and fall sales.

     Inflation  and  Changes  in  Prices
     -----------------------------------

     The Company is unable to predict the impact of inflation on the Company's activities, however, at this time it is minimal.

ITEM  7.        FINANCIAL  STATEMENTS

     Financial Statements and Supplementary Data are included on Pages F-1 through F-23.


ITEM  8.        CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND  FINANCIAL  DISCLOSURE

     Within the twenty-four (24) months prior to the date of its most recent Financial Statements, the Company has had no disagreements with its accountants on accounting or financial disclosure.


     PART  III
     ---------

ITEM  9.        DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT
     Executive  Officers  and  Directors
     -----------------------------------

     The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer of the Company along with the period served as a Director.



     Name          Age            Position(s)           Period of Service
---------------  -------  -------------------------     -----------------


Jon Northrop       54        Chairman of the Board,      April 9, 1992 to
                              Chief Executive Officer,    Present
                              Secretary, and Director

Jere Northrop      55        Chief Operating Officer,    April 9, 1992 to
                              President, and Director     Present

M. Duane Stutzman  58        Chief Financial Officer,    August 31, 1993 to
                              Treasurer, and Director     Present

Ronald G. Cullis   61        Director                    November 1, 1994 to
                                                          Present

John Schwanekamp   49        Director                    August 31, 1993 to
                                                          Present


     All officers and directors will hold office until the next annual meeting of shareholders. There is no person who is not a designated officer or director who is expected to make any significant contribution to the business of the Company.

     The following sets forth biographical information as to the business experience of each current Director and Executive Officer of the Company.

     Jon Northrop has been Chairman of the Board, Chief Executive Officer, and
     ------------
Secretary of the Company since April 9, 1992. Mr. Northrop is a founder of Bion Technologies, Inc. and has been its Chief Executive Officer since its inception in September 1989. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver,
Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelors degree in Physics from Amherst College, Amherst,
Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post-graduate research in low energy particle physics at Case Institute of Technology,
Cleveland,  Ohio.    Jon  Northrop  is  the  brother  of  Jere  Northrop.

     Jere Northrop has been President, Chief Operating Officer, and a Director
     -------------
of the Company since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and has been President since October of 1989 and has been President of BionSoil, Inc. since September 1, 1997. He has ten years of recent experience in the management of operations and process control of a large municipal advanced wastewater treatment plant at Amherst, New York (1979-1989). He also has 25 years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelors degree in Biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in Biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at both the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop also is an Officer and Director of AutoGnomics Corporation (without compensation) and is the brother of Jon Northrop.

     M.  Duane  Stutzman  has  been a Director of the Company since August 31,
     -------------------
1993. Immediately prior to joining the Company as a full time employee on May 1, 1994, he spent 11 years with Davis, Graham & Stubbs, a large Denver law firm, ending as its Chief Financial Officer for the last four years. Prior to his employment at Davis, Graham & Stubbs, Mr. Stutzman worked for 18 years in various accounting and financial positions at Samsonite Corporation's Luggage Division in Denver and the Bendix Corporation's Aerospace Division in Denver and Teterboro, New Jersey. Mr. Stutzman received a Bachelor of Science degree in Accounting from Florida Southern College, Lakeland, Florida in 1964. Mr. Stutzman became Chief Financial Officer on May 1, 1994 and Treasurer on June 30, 1995.

     Ronald  G.  Cullis  has  been a director of the Company since November 1,
     ------------------
1994. He has spent the last ten years with PENSA and Altman Weill Pensa, national consulting firms oriented towards law firms, in-house legal departments and other service enterprises as a consultant, manager, and partner. From 1980 to 1985, Mr. Cullis served as the Executive Director of Milbank, Tweed, Hadley & McCloy, a New York City law firm. Prior to that time he worked for 20 years in various positions including Vice President-Finance, and Treasurer for Oceaneering International, Inc., Senior Vice President Finance, Treasurer and Director for Vetco, Inc., Vice President and Controller for Fluor Corporation, and in various planning and analysis capacities with a number of other corporations. Mr. Cullis received a B.A. degree in economics from Williams College in Williamstown, Massachusetts in 1960.

     John  Schwanekamp  has  been  a  Director of the Company since August 31,
     -----------------
1993. He has over 20 years of experience in public administration. From 1971 to 1973 he served as a lieutenant at the U.S. Army Medical/Bioengineering Research and Development Laboratory in New York and Maryland. The laboratory designed, fabricated and tested prototype devices and equipment for field medical needs and prostheses. Since 1973 he has worked at the Chautauqua County Department of Personnel in Mayville, New York, and currently serves there as deputy director. That work includes a broad range of general management duties in public personnel administration and labor relations. Mr. Schwanekamp received a B.S. degree in Business Administration from Canisius
College  in  Buffalo,  New  York  in  1970.

     The Company has an Executive Committee consisting of Messrs. Jon Northrop, Jere Northrop, and Duane Stutzman. The Company has Audit and Compensation Committees which consist of Messrs. Schwanekamp and Cullis. These committees were formed on August 31, 1993.

     Family  Relationships
     ---------------------

     Jon  Northrop  and  Jere  Northrop  are  brothers.

ITEM 10.  EXECUTIVE COMPENSATION

          Summary Compensation
          ----------------------

     The following table shows the aggregate direct remuneration paid by the Company for the fiscal years ended June 30, 1997, 1996, and 1995 to each executive officer.




                                        Summary Compensation Table
                                        --------------------------

                              Annual Compensation        Awards       Payouts
                            -----------------------  ---------------  -------
                                  Other    Restric-
Name                              Annual     ted    Securities        All Other
and                               Compen-   Stock  Underlying   LTIP  Compensa-
Principal          Salary1   Bonus  sation  Award(s)  Options/  Payouts  tion
Position      Year    ($)     ($)    ($)      ($)      SARs(#)    ($)     ($)
---------   ------- ------  ------ ------- -------- ---------- -------- -------

Jon Northrop  1997 150,000(2)  -      -        -        -          -        -
 Chairman of  1996 133,333(3)  -      -        -        -          -        -
 the Board,   1995 100,000(4)  -      -        -        -          -        -
 Chief Execu-
 tive Officer
 and Secretary

Jere Northrop 1997 150,000(2)  -      -        -        -          -        -
 President    1996 133,333(3)  -      -        -        -          -        -
 and Chief    1995 100,000(4)  -      -        -        -          -        -
 Operating
 Officer

Duane Stutz-
 man          1997 120,000(5)  -      -        -        -          -        -
 Chief Finan- 1996 110,000(6)  -      -      45,777     -          -        -
 cial Officer 1995  90,000(7)
 and Treasurer
_______________________________

(1) Includes compensation paid by Bion Technologies, Inc., the Company's wholly-owned subsidiary.

(2) Includes $50,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

(3) Includes $33,333 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

(4) Includes $25,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

(5) Includes $30,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

(6) Includes $20,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

(7) Includes $18,750 of salary that was deferred by management and accrued as a liability to conserve cash for operations.


                                Option/SAR Grants Table
                                -----------------------

                                 % of Total
                  Number of       Options/
Name              Securities        SARs
and               Underlying      Granted to
Principal        Options/SARs     Employees       Exercise or Base  Expiration
Position          Granted(#3)   in Fiscal Year      Price($/Sh)        Date
---------        ------------   --------------     ----------------  ----------
Jon Northrop
  Chairman of
  the Board,
  Chief Execu-
  tive Officer
  and Secretary

Jere Northrop
  President and
  Chief Operat-
  ing Officer

Duane Stutzman       20,000            7.7%              $5.00         09/01/01
  Chief Finan-
  cial Officer
  and Treasurer



                Aggregated Option/SAR Exercises and FY-End Option/SAR Values
                ------------------------------------------------------------



                                                      Number of
                                                     Securities      Value of
                                                     Underlying    Unexercised
                                                     Unexercised  In-the-Money
                                                     Options/SARs Options/SARs
Name and                                            at FY-End(#)   at FY-End(#)
Principal      Shares Acquired                      Exercisable/  Exercisable/
Position        on Exercise   Value Realized($)    Unexercisable Unexercisable
---------      -------------  -----------------   --------------- -------------
Jon Northrop          --               --          (un) 725,000          --
  Chairman of
  the Board,
  Chief Execu-
  tive Officer
  and Secretary

Jere Northrop         --               --           (un) 725,000        --
  President and
  Chief Operat-
  ing Officer

Duane Stutzman      20,000            18,477
  Chief Finan-
  cial Officer
  and Treasurer


     Effective September 1, 1993, outside Directors are compensated at a rate of $75 per month for their contributions to the Company. No additional compensation is paid for their involvement in the Audit and Compensation Committees. On June 14, 1996 the Board of Directors of the Company adopted the 1996 Nonemployee Director Stock Plan. There were no awards made during the fiscal year ended June 30, 1997. On August 20, 1997 the Company granted, pursuant to its 1996 Nonemployee Stock Option Plan, options to the two outside directors Mr. Cullis and Mr. Schwanekamp (see below).

          Employment  Contracts  and Terms of Employment and Change in Control
          --------------------------------------------------------------------
Arrangements
 -----------

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

     The employment agreements allow each of the respective employees to terminate employment without liability upon 90 days written notice to the Company, and to directly and indirectly engage in other business activities that are not directly competitive with the business of the Company. Neither of the subject agreements contains any non-competition or similar provisions.

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

     The employment agreement allows the employee to terminate employment without liability upon 90 days written notice to the Company and to directly and indirectly engage in other business activities that are not directly competitive with the business of the Company. The subject agreement does not contain any non-competition or similar provisions.

     Effective February 1, 1997, the Company employed C. Duane Kennedy in the position of President of its two wholly owned subsidiaries Bion Technologies, Inc. and BionSoil, Inc. Mr. Kennedy spent the last five years as Vice
President of Sales and Marketing at Pursell Industries, Inc., and prior to that time worked for twenty five years in marketing and sales for Armstrong World Industries, Olympic Stain, and PPG Industries. Effective September 1, 1997, the Company accepted the resignation of Mr. Kennedy. Mr. Kennedy requested the resignation for personal reasons which made it not possible for him to fully carry out the duties of President. Mr. Kennedy has agreed to act in a consulting role to the Company in the area of BionSoil products marketing and sales. All unissued warrants contained in Mr. Kennedy*s compensation package (see Form 8-K dated January 2, 1997) have been canceled. Mr. Kennedy will receive a monthly consulting fee of $5,000.

     Incentive  Compensation  Plans
     ------------------------------

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

     The Board of Directors may at any time amend the Plan in any respect, provided, that no amendment may (i) increase the number of shares of Common Stock that may be issued under the Plan, (ii) materially increase the benefits accruing to individuals holding Incentive Grants, or (iii) materially modify the requirements as to eligibility for participation in the Plan.

     The Company awarded certain employees (excluding the Company's officers and directors) the following options to purchase the Company's common stock pursuant to the Fiscal Year 1994 Incentive Plan: on August 30, 1996, 40,000 options at a price of $5.00 per share commencing on September 1, 1996 and expiring on September 1, 2001; on September 26, 1996, 50,000 options at a price of $3.75 per share commencing on September 25, 1996 and expired on January 1, 1997, 50,000 options at a price of $5.25 per share commencing on September 25, 1996 and expired on April 1, 1997, and 50,000 options at a price of $6.00 per share, commencing on December 15, 1996 and expired on May 1, 1997; on January 16, 1997, 50,000 options at a price of $6.00 per share commencing on February 1, 1997 and expiring on December 31, 1997.

     On August 30, 1996 the Company granted to M. Duane Stutzman, the Company's C.F.O., 20,000 options to purchase shares of the Company's common stock at a price of $5.00 per share commencing on September 1, 1996 and expiring on September 1, 2001.

     Effective September 15, 1997, the Company issued awards to all current employees (excluding the Company*s officers and directors) under the Company*s Fiscal Year 1994 Incentive Plan totaling 27,762 options with an exercise price of $4.00 per share, 27,756 options with an exercise price of $6.00 per share, 27,754 options with an exercise price of $8.00 per share, 10,000 options with an exercise price of $10.00 per share, 10,000 options with an exercise price of $12.50 per share, and 10,000 options with an exercise price of $15.00 per share; all of the above options expire on December 31, 2001. The options will vest as follows: for employees with less than one year of service, the first third shall vest on their one year employment anniversary date, the second third shall vest on their second anniversary date, and the last third on their third anniversary. For employees with more than one year of service, the first third shall vest on the above effective date, and the second and last third shall vest twelve and twenty-four months thereafter respectively.

     On June 14, 1996, the Board of Directors of the Company adopted the 1996 Nonemployee Director Stock Plan ("Director Plan"), which plan will be submitted for ratification by the Company's shareholders at the next meeting of the shareholders. The maximum number of shares of Common Stock which may be issued under the Director Plan is 100,000 shares.

     Shares issued under the Director Plan may be authorized but unissued shares of Common Stock or treasury shares, at the discretion of a committee (the "Director Plan Committee") of not fewer than two directors appointed under the Director Plan to administer the Director Plan who are not eligible to participate in the Director Plan.

     The Director Plan provides for the grant of stock options to participants. All nonemployee directors shall participate in the Director Plan so long as they remain eligible. No stock option may be granted under the Director Plan after June 13, 2001. Each participant shall be granted an option for 5,000 shares of Common Stock for each 12 months they serve as a director, or if a director for less than the prior 12 months, a pro rata portion of 5,000 shares of Common Stock based on the number of months such participant was a nonemployee director of the Company. The exercise price of the stock option to be granted under the Director Plan shall be 50% of the average market price for the prior twelve months. The stock options granted under the Director Plan shall be exercisable as set forth in the option agreement commencing on the date such option is granted, provided that each option shall expire five years after the date such option was granted.

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

     The Board of Directors may at any time amend the Director Plan in any respect, provided, that no amendment may (i) change the class of persons eligible to receive stock options under the Director Plan or otherwise modify the requirements as to eligibility for participation in the Director Plan,
(ii) materially increase the benefits accruing to participants under the Director Plan, or (iii) increase the number of shares of Common Stock which may be issued under the Director Plan without the approval of the shareholders of the Company.

     On  June  6,  1996 a Form S-8 Registration Statement under the Securities
Act of 1933 was filed registering 330,928 shares under the Fiscal Year 1994 Incentive Plan and 100,000 shares under the 1996 Nonemployee Director Plan. No awards were made under either plan during fiscal year ended June 30, 1996.

     On August 20, 1997 the Company granted, pursuant to the Company's 1996 Nonemployee Stock Option Plan, options to the two outside directors Mr. Cullis and Mr. Schwanekamp for 10,000 shares each (5,000 shares for the year ended June 30, 1997 and 5,000 for the year ended June 30, 1996).

     Indemnification
     ---------------

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

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

     Report  on  Repricing  of  Options/SARs
     ---------------------------------------

     The Company has not during the fiscal year ending June 30, 1997 repriced any stock options or SARs previously awarded to any of the named executive officers.


ITEM  11.          SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
     MANAGEMENT

           Security  Ownership  of  Certain  Beneficial  Owners  and  Security
           -------------------------------------------------------------------
Ownership  of  Management
      -------------------

     The following table sets forth information as of September 25, 1997 (treating all 18,834 outstanding shares of Series B Convertible Preferred Stock ["Preferred Stock"] as if each share of Preferred Stock were converted into Common Stock) based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group:



Name and Address                 Shares of Common      Percentage of Common
of Beneficial Owner                 Stock Owned          Stock Outstanding
----------------------------  -----------------------  ---------------------


Jon Northrop                   2,349,457 Shares1,3,4,5          60.5%
1922 W. Sanibel Court
Littleton, CO  80120

Jere Northrop                  290,458 Shares2,3                 7.5%
1961 Tonawanda Creek Road
Amherst, NY  14228

LoTayLingKyur, Inc             1,310,290 Shares4                34.0%
1280 Terminal Way, #3
Reno, NV  89502

Dublin Holding, Ltd            756,209 Shares5                  19.6%
c/o AmeriLawyer, Ltd.
Attn: Lloyd Rodney, Esq.
Harbor House
P.O. Box 120
Grand Turk
Turks & Caicos Isl., B.W.I.

John Schwanekamp               10,125 Shares6                   0.3%
Sherman Road
Westfield, NY  14787

M. Duane Stutzman              103,583 Shares                   2.6%
7483 West Laurel Avenue
Littleton, CO  80123

Ronald G. Cullis               15,110 Shares                    0.4%
76 Northview Lane
Chesapeake City, MD 21915

Management as a Group           2,627,688 Shares                65.2%
(5 Persons)

___________________


1 Jon Northrop owns of record 141,913 shares and has investment rights for 141,913 shares. Because of voting rights and agreements Mr. Northrop holds voting rights for a total of 2,349,457 shares. This total includes 14,435 shares owned by the Family Trust U/A 3rd U/W Catherine Northrop.
Additionally, includes 2,066,499 shares which Jon Northrop (the Company's Chief Executive Officer) has the right to vote through December 31, 2005, provided however that if the Company is not profitable by June 30, 1999 said voting agreement will terminate on January 1, 2000, all of which shares are owned by LoTayLingKyur, Inc. ("LTLK") and Dublin Holding, Ltd. (see footnotes 4 and 5). Does not include 4,000 shares owned by his wife and 58,550 shares owned by adult children of Jon Northrop each of which Mr. Northrop disclaims beneficial ownership.

2        Jere Northrop owns of record 149,413 shares and has investment rights for 149,413 shares. Because of voting rights and agreements Mr. Northrop holds voting rights for a total of 290,458 shares. The total includes 10,435 shares owned by the Family Trust U/A 3rd U/W Catherine Northrop. Does not includes 4,000 shares owned by his wife and 54,550 shares owned by an adult child of Jere Northrop, each of which Mr. Northrop disclaims beneficial ownership.

3       Includes 126,610 shares owned by Delta Petroleum Corporation which Jon
Northrop and Jere Northrop jointly have the right to vote until December 31, 1999.

4 LoTayLingKyur, Inc. ("LTLK") is the assignee of shares previously owned by Stonehenge Capital Corporation. The figure indicated includes 1,101,990 shares owned by LTLK directly, 130,300 owned by Mark Smith, LTLK's President, 64,000 shares owned by Mark Smith's wife, Kelly Moone, and 14,000 shares owned by the children of Mark Smith and his wife. Jon Northrop (the Company's Chief Executive Officer) has the right to vote all 1,310,290 shares pursuant to a voting agreement that expires on December 31, 2005, provided however that if the Company is not profitable by June 30, 1999 said voting agreement will terminate on January 1, 2000. LTLK has investment rights and no voting power to all 1,310,290 shares.

5          Dublin  Holding,  Ltd.  ("DHL") - Jon Northrop (the Company's Chief
Executive Officer) has the right to vote all 756,209 shares pursuant to a voting agreement that expires on December 31, 2005, provided however, that if the Company is not profitable by June 30, 1999 said voting agreement will terminate on January 1, 2000.

6      Does not include 125 shares owned by Mr. Schwanekamp's wife of which he
disclaims  beneficial  ownership.    Mr. Schwanekamp has full voting power and
investment  rights  on  his  stock.

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Effective December 20, 1994, the Company entered into a Settlement Agreement and General Release (the "Settlement Agreement") with Underwriters Financial Group ("UFG") and Delta Petroleum Corporation ("Delta") pursuant to which Delta delivered to the Company 20,000 restricted shares of Delta's common stock (as an inducement to the Company to enter into the subject Settlement Agreement with UFG), and UFG delivered to the Company 100,000 restricted shares of UFG's common stock as full and final payment of all amounts due and owing to the Company under the terms and conditions of an investment instrument (the "UFG Investment Instrument"), which had been the subject of some dispute between the Company and UFG since approximately December, 1993. The Settlement Agreement provided, among other things, that UFG released any claims that it might have against Delta and certain of Delta's officers which in any manner related to the UFG Investment Instrument or any other activity between the Company and UFG, and further, that both UFG and the Company fully released and discharged each other (and each of their respective directors, officers, attorneys, employees, members, representatives, agents, successors, assigns, parents, subsidiaries and affiliates) from any and all claims that either party may have had against the other by reason of any matter, cause or event whatsoever prior to the date of the Settlement Agreement. As of June 30, 1997, the Company had received an aggregate of $963,248 in net proceeds from the sale of 172,500 of the Delta Shares (including the $45,930 received prior to the subject dispute) held as collateral for the UFG Investment Instrument and 84,607 shares of the UFG Stock from the Settlement Agreement.

     The Company currently subleases office space from Delta under a month-to-month oral agreement pursuant to which the Company subleases four offices within Delta's existing office space, and is permitted to utilize
Delta's office equipment for an aggregate cost to the Company of $3,575 per month.

     Effective May 6, 1997, the Company replaced an existing May 16, 1995 agreement among the Company, Jon Northrop (the Company's Chief Executive
Officer), Jere Northrop (the Company's President) and LoTayLingKyur, Inc. ("LTLK"), and an existing January 8, 1997 agreement among the Company, BionSoil, Inc. and LTLK with a new agreement among the Company, BionSoil, Inc., LTLK, Dublin Holding, Ltd. ("DHL"), Kelly Moone ("KM") and Mark A. Smith ("MAS"). LTLK, DHL, KM, and MAS are hereinafter collectively referred to as the "Investors," and the May 6, 1997 agreement is hereinafter referred to as the "Replacement Agreement."

     Among other things, the Replacement Agreement provides that the Company is released from any and all obligations to each of the Investors pursuant to:
(a) a May 16, 1995 convertible promissory note of the Company owned jointly by LTLK and DHL (see Form 10-KSB/A for the fiscal year ended June 30, 1996); (b) a promissory note and other rights related to a loan to the Company dating from January 8, 1997 (see 8-K dated January 2, 1997); and (c) amounts owed by the Company to LTLK in connection with an April 1997 loan arrangement and certain other unpaid amounts. As of the date of the Replacement Agreement, the subject obligations that were released aggregated an agreed upon $2,146,045.

     In accordance with the terms of the Replacement Agreement, the Investors also assigned to the Company various real property interests owned by LTLK and KM by quit claim deeds for an aggregate value of $710,000. In exchange, the Company issued to the Investors 1,574,308 shares of the Company's Common Stock, a Class E1 Warrant to purchase an additional 937,154 shares of the Company's Common Stock at a price of $6.00 per share during the period from January 1, 2001 through December 31, 2001 and a Class X Warrant to purchase an additional 1,087,154 shares of the Company's Common Stock at a price of $10.00 per share during the period from January 1, 2003 through December 31, 2003.

     In accordance with the terms of the Replacement Agreement, the provisions of the various debt instruments among the parties were terminated in their entirety. In addition, the Replacement Agreement provides that in the event of an underwritten offering by the Company, the Investors will not be subject to any lock-up agreement which does not allow the Investors to sell at least 7,500 shares of the Company's Common Stock per month (on a cumulative basis), and that any such lock-up agreement must terminate in its entirety no more than one year after the completion of any such offering.

     The Replacement Agreement further provides that the Investors do not now and will not attempt to exercise any control over the management or business of the Company and, further, that the Investors will not have any direct or indirect power to control the Company (despite the size of their stockholdings in the Company) due to an existing Voting Agreement, provided, however, that if the Company is not profitable by June 30, 1999, the Voting Agreement will terminate on January 1, 2000, unless otherwise agreed in writing by the Company and the Investors.

     Pursuant to the Replacement Agreement, the Company is required to indemnify and hold the Investors harmless from any liability to the Company (or others) pursuant to 16(b) of the Securities Exchange Act of 1934 for "short swing profits" which may arise from matching the transactions which are the subject of the Replacement Agreement (including transactions between and among LTLK, DHL, KM, and/or MAS in connection with such agreement) with any other transaction.

     The Replacement Agreement also provides that LTLK will provide consulting services to the Company commencing July 1, 1997 with base monthly fees of $2,500 until November 1997, at which time such base monthly fee will increase by $500 per month on November 1 of each year thereafter through November 1, 2001. The consulting services are to be provided for a term of 64 months with the base monthly consulting fees to be paid to LTLK on the 15th of each month commencing July 1997.

     On April 18, 1995 the Company repaid Jon Northrop (an officer and director of the Company and the Company) $10,500 to fully pay off a promissory note of the Company held by Mr. Northrop. The note originated as a result of cash advances from Jon Northrop to the Company on April 14, 1995 to provide the Company with operating capital.

     On June 30, 1996 the Company converted the outstanding principal and interest balance of $57,920 on a note held by Harley E. Northrop into 28,960 shares of restricted and legended common stock of the Company in full satisfaction of the debt obligation.

     On October 26, 1996, the Company and Harley E. Northrop ("Lender") entered into an agreement whereby Lender made a $500,000 credit facility available to Company under the following terms and conditions. The Company may request that funds be advanced on either the first or the fifteenth of any month, and Lender will make such funds available within fifteen working days; interest will be paid monthly in cash by the Company to Lender at the rate of 1% per month on the drawn down balance, and if by mutual agreement not paid in cash, will be added to the unpaid balance; the entire drawn down balance will be due and payable on December 31, 1999; there will be no prepayment penalties should the Company pay off the drawn down amount prior to December 31, 1999; advances from Lender to the Company shall be evidenced by a promissory note; the entire outstanding balance may be converted into units (the "Units") at a conversion price of $4.50 per Unit by mutual agreement between the Company and Lender at any time after January 1, 1998; each Unit shall consist of one share of the restricted and legended common stock of the Company plus one warrant authorizing the holder to purchase one share of the restricted and legended common stock of the Company for a price of $4.50 per share for a period commencing at the time of conversion and expiring December 31, 2001; as additional consideration for establishing this credit facility, for each $5.00 loaned to the Company, the Company shall issue to Lender one warrant ("Warrant") to purchase one share of the Company*s stock between November 15, 1998 and November 15, 2001 at a price of $4.50 per share; as incentive for the Company to pay the balance due at an earlier date than December 31, 1999, the Company agreed that if it pays the entire balance due on or before December 31, 1998, the quantity of Warrants issued will be reduced by 50%.

     On December 1, 1996 Jon Northrop, the Company*s C.E.O., Jere Northrop, the Company*s President and C.O.O., and M. Duane Stutzman, the Company*s
Treasurer and C.F.O. signed Investor Representation and Subscription Agreements ("Agreements") to purchase 33,334, 33,334, and 13,334 shares of the restricted and legended common stock of the Company plus 50,000, 50,000, and 20,000 E-1 Warrants to purchase additional shares of the Company's common stock at a per share price of $6.00, for a price of $100,000, $100,000 and $40,000 respectively. Further, each of the officers has notified the Company that payment for the subscribed stock would be made by cancellation of salary amounts owed to the officers by the Company in the amounts of $100,000, $100,000, and $40,000 respectively, such cancellation and payment to occur upon issuance of the restricted and legended common stock.

     Effective September 15, 1997, the Company authorized the issuance of restricted stock and warrants to purchase stock to the following officer: M. Duane Stutzman, the Company*s Chief Financial Officer, will receive the following: (a) 10,000 shares of the Company*s restricted and legended common stock, (b) 25,000 warrants with an exercise price of $4.00 per share, 25,000 warrants with an exercise price of $6.00 per share, and 20,000 warrants with an exercise price of $8.00 per share, all three classes of warrants shall vest and be exercisable commencing September 15, 1997; (c) 20,000 warrants with an exercise price of $10.00 per share shall vest and be exercisable on September, 15, 1998, 20,000 warrants with an exercise price of $12.50 per share and 20,000 warrants with an exercise price of $15.00 per share shall vest and be exercisable on September 15, 1999. All classes of warrants discussed in this paragraph are to purchase restricted and legended shares of common stock of the Company and shall expire on December 31, 2001.

     Effective  September  15,  1997, the Company issued the following: to Jon
Northrop, the Company*s Chief Executive Officer, and to Jere Northrop, President of the Company*s two wholly owned subsidiaries Bion Technologies, Inc. and BionSoil, Inc., 75,000 Class E-1 warrants to purchase the Company*s restricted and legended common stock at $6.00 per share with the exercise period commencing on January 1, 2001 and expiring on December 31, 2001, and 150,000 Class X warrants to purchase restricted and legended common stock of the Company at a price of $10.00 per share with the exercise period commencing January 1, 2003 and expiring on December 31, 2003.

     All future and ongoing transactions with affiliates will be on terms which the Company's management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to affiliates, officials and shareholders of the Company will be approved by a majority vote of the disinterested directors.

     PART  IV
     --------

ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K

           Exhibits
           --------

The Exhibits listed in the Index to Exhibits appearing at page 33 are filed as part of this report.

           Reports on Form 8-K
           -------------------

The following current reports on Form 8-K were filed during fiscal year 1997 and the first quarter of fiscal year 1998:

Form 8-K dated:

August 30, 1996  reporting on items 5 & 7
December 1, 1996  reporting on items 5 & 7
January 2, 1997  reporting on items 5 & 7
April 13, 1997  reporting on items 5 & 7
May 19, 1997  reporting on items 5 & 7
September 1, 1997 reporting on items 5.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     BION  ENVIRONMENTAL  TECHNOLOGIES,  INC.



Date:  September  29,  1997                          By:  /s/ Jon Northrop
                                                        --------------------
                                                         Jon  Northrop
                                                         Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Name  and  Capacity                     Date
    ----------------------               ----------------


/s/  Jon  Northrop                    September  29,  1997
------------------
Jon  Northrop,  Chief  Executive
  Officer,  Director


/s/  Jere  Northrop                    September  29,  1997
-------------------
Jere  Northrop,  President,  Director



/s/  M.  Duane  Stutzman               September  29,  1997
------------------------
M.  Duane  Stutzman,  Chief  Financial
  Officer,  Treasurer,  Director



/s/  John  Schwanekamp                 September  29,  1997
----------------------
John  Schwanekamp,  Director



/s/  Ronald  G.  Cullis                September  29,  1997
-----------------------
Ronald  G.  Cullis,  Director





     INDEX  TO  EXHIBITS


 (2)  Plan of Acquisition, Reorganization, Arrangement, etc.  None.
      ------------------------------------------------------

 (3)  Articles of Incorporation and Bylaws
      ------------------------------------

3.1 Articles of Incorporation previously filed and incorporated herein by reference.

3.2   Bylaws previously filed and incorporated herein by reference.

 (4)  Instruments Defining the Rights of Holders, Inc. Indentures
      -----------------------------------------------------------

     Statement of Designation and Determination of Preferences of Series A Convertible Prefered Stock and Series B Convertible Preferred Stock previously filed and incorporated by reference.

(9)   Voting Trust Agreement.  None.
      ----------------------

(10)  Material Contracts.  None.
      -------------------

(11)  Statement Re Computation of Per Share Earnings.  None.
      ----------------------------------------------

(13) Annual or Quarterly Reports, Form 10-Q. Previously filed and incorporated herein by reference.
      --------------------------------------------------------------

(16)  Letter on Changes in Certifying Accountant.  None.
      ------------------------------------------

(18)  Letter on Changes in Accounting Principles.  None.
      ------------------------------------------

(21)  List of Subsidiaries.  Attached and incorporated herein by reference.
      --------------------

(22)  Published Report Regarding Matters Submitted to Vote.  None.
      ----------------------------------------------------

(23)  Consents of Experts.  Attached to financial statements and incorporated
      -------------------
      herein by reference.

(24)  Power of Attorney.  None.
      -----------------

(27)  Financial Data Schedule.
      -----------------------

(28)  Information from Reports Furnished to State Insurance Regulatory
      Authorities.
      ----------------------------------------------------------------
      None.

(29)  Additional Exhibits.  None.
      --------------------


EXHIBIT 21


BION ENVIRONMENTAL TECHNOLOGIES, INC.

Subsidiary List


Bion Technologies, Inc., incorporated under the laws of the State of Colorado.

BionSoil,  Inc.,  incorporated  under  the  laws  of  the  State  of Colorado.

                              BION ENVIRONMENTAL
                              TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT
                            JUNE 30, 1997 AND 1996

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES






                               TABLE OF CONTENTS
                               -----------------

                                                                     Page
                                                                     ----

Independent Auditors' Report                                          F - 1

Financial Statements
 Consolidated Balance Sheet                                           F - 2

 Consolidated Statements of Operations                                F - 3

 Consolidated Statement of Changes in Stockholders' Deficit           F - 4

 Consolidated Statements of Cash Flows                                F - 5

Notes to Consolidated Financial Statements                            F - 7

                         INDEPENDENT AUDITORS' REPORT

To  The  Board  of  Directors  and  Stockholders
Bion  Environmental  Technologies,  Inc.
Denver,  CO


We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1997 and the related consolidated statement of operations, stockholders' deficit, and cash flows for the years ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred losses since inception approximately $8,900,000. Continued losses without raising additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from this uncertainty.



                                    /s/Ehrhardt  Keefe  Steiner  &  Hottman  PC
                                       Ehrhardt  Keefe  Steiner  &  Hottman  PC
August  6,  1997
Denver,  Colorado

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997


                                    ASSETS

Current assets
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .  $    9,232
 Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .       5,042
 Contract receivables (net of allowance of $30,000) . . . . . . . .      67,921
 Work in progress (net of allowance of $30,000) (Note 3). . . . . .     168,000
 Assets held for resale (Note 6). . . . . . . . . . . . . . . . . .     600,000
                                                                     ----------
     Total current assets . . . . . . . . . . . . . . . . . . . . .     850,195
                                                                     ----------

Property and equipment, net of accumulated depreciation of $39,398.     244,824
                                                                     ----------

Other assets
 Deferred long-term contact costs (Note 3). . . . . . . . . . . . .      77,333
 Patents, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      38,660
 Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,694
                                                                     ----------
     Total other assets . . . . . . . . . . . . . . . . . . . . . .     127,687
                                                                     ----------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,222,706
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .  $  302,820
 Accounts payable - related party . . . . . . . . . . . . . . . . .      29,426
 Line-of-credit - stockholder (Note 4). . . . . . . . . . . . . . .     105,000
 Note payable (Note 4). . . . . . . . . . . . . . . . . . . . . . .     325,000
 Notes payable-stockholders (Note 4). . . . . . . . . . . . . . . .      82,171
 Capital lease obligation (Note 4). . . . . . . . . . . . . . . . .      62,546
 Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .      36,359
 Accrued payroll (Notes 6 and 8). . . . . . . . . . . . . . . . . .     135,500
                                                                     ----------
     Total current liabilities. . . . . . . . . . . . . . . . . . .   1,078,822

Long-term liabilities
 Capital lease obligation (Note 4). . . . . . . . . . . . . . . . .     149,488
 Deferred contract revenue (Note 3) . . . . . . . . . . . . . . . .     181,000
                                                                     ----------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . .   1,409,310
                                                                     ----------

Commitments and contingencies (Notes 2, 8 and 9)

Stockholders' deficit (Note 5)
 Preferred stock, series B, $.001 par value,
  85,000 shares authorized, 18,834 shares issued
  and outstanding (liquidation preference of $121,787). . . . . . .     95,482
 Common stock, no par value, 100,000,000 shares authorized,
  3,696,816 shares issued and outstanding. . . . . . . . . . . . .   7,983,274
 Common stock subscribed. . . . . . . . . . . . . . . . . . . . .      627,822
 Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .   (8,893,182)
                                                                   ------------
     Total stockholders' deficit. . . . . . . . . . . . . . . . .     (186,604)
                                                                   ------------

Total liabilities and stockholders' deficit . . . . . . . . . . .  $ 1,222,706
                                                                  ============

                        See notes to consolidated financial statements.
                                              F-2

                                BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                           AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended
                                               June 30,
                                      --------------------------
                                          1997          1996
                                      ------------  ------------

Contract revenues. . . . . . . . . .  $   133,925   $   120,256

Contract costs . . . . . . . . . . .      439,462       176,019
                                      ------------  ------------

Gross loss . . . . . . . . . . . . .     (305,537)      (55,763)

General and administrative expenses.    2,326,389     1,647,308
                                      ------------  ------------

Loss from operations . . . . . . . .   (2,631,926)   (1,703,071)

Other income (expense)
 Interest income . . . . . . . . . .      111,964         4,254
 Interest expense. . . . . . . . . .     (286,387)     (218,861)
 Research and development. . . . . .     (172,816)      (74,588)
 Gain on securities. . . . . . . . .            -       143,371
                                      ------------  ------------

Net loss . . . . . . . . . . . . . .  $(2,979,165)  $(1,848,895)
                                      ============  ============

Net loss per common share. . . . . .  $     (1.38)  $     (1.16)
                                      ============  ============

Weighted common shares outstanding .    2,161,347     1,597,350
                                      ============  ============

                       See notes to consolidated financial statements.
                                           F-3

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                    Preferred Stock    Preferred Stock
                                       Series A            Series B
                                  ------------------   -----------------
                                  Shares      Amount   Shares     Amount
                                  --------  --------   -------  --------

Balance at June 30, 1995 . . .       90      $20,250   18,834    $95,482

Conversion of Preferred A
 Stock into Common Stock . . .      (90)     (20,250)     -          -

Conversion of common stock
 subscriptions to common stock       -            -       -          -

Common Stock subscriptions for
 services . . . . . . . . . .        -            -       -          -

Issuance of common stock for cash.   -            -       -          -

Conversion of note payable to
 common stock . . . . . . . .        -            -       -          -

Issuance of common stock for
 services . . . . . . . . . .        -            -       -          -

Dividends declared, preferred
 stock Series B . . . . . . .        -            -       -          -

Net loss  . . . . . . . . . .        -            -       -          -
                                 --------     --------  ------   --------

Balance at June 30, 1996  . .        -            -     18,834    95,482

Conversion of common stock
 subscriptions to common stock       -            -       -          -

Common stock subscriptions for
 services . . . . . . . . . .        -            -       -          -

Issuance of common stock for
 cash . . . . . . . . . . . .        -            -       -          -

Issuance of common stock for
 property . . . . . . . . . .        -            -       -          -

Conversion of notes payable to
 common stock . . . . . . . .        -            -       -          -

Issuance of common stock for
 services and interest  . . .        -            -       -          -

Issuance of warrants for services
 and interest . . . . . . . .        -            -       -          -

Issuance of warrants for cash        -            -       -          -

Dividends declared, preferred
 stock Series B . . . . . . .        -            -       -          -

Net loss. . . . . . . . . . .        -            -       -          -
                                 -------       ------  ------    --------

Balance at June 30, 1997  . .        -         $  -    18,834     $95,482
                                 =======       ======= ======    ========


Continued below:


                                              Common
                         Common Stock          Stock     Accumulated
                      Shares       Amount     Subscribed   (Deficit)  Total
                     --------     -------   ------------ ------------ ------
Balance at June 30,
 1995                1,449,959 $2,926,142  $ 19,338   $(4,038,817) $  (977,605)

Conversion of
 Preferred A Stock
 into Common Stock       4,500     20,250       -             -             -

Conversion of common
 stock subscriptions
 to common stock         3,723     14,503   (14,503)          -             -

Common stock
 subscriptions for
 services                   -         -      44,703           -         44,703

Issuance of common
 stock for cash        156,560    371,230       -             -        371,230

Conversion of note
 payable to
 common stock           28,960     57,920       -             -         57,920

Issuance of common
 stock for services     40,075     95,225       -             -         95,225

Dividends declared,
 preferred stock
 Series B                   -          -        -         (16,112)    (16,112)
                        -------   -------  ---------   ----------   ---------

Net loss                    -          -        -      (1,848,895) (1,848,895)

Balance at June 30,
 1996                 1,683,777  3,485,270    49,538   (5,903,824) (2,273,534)

Conversion of common
 stock subscriptions
 to common stock          2,075      9,000    (9,000)          -           -

Common stock
 subscriptions for
 services                   -          -     587,284           -      587,284

Issuance of common
 stock for cash         247,777     904,488      -             -      904,488

Issuance of
 common stock for
 property               336,905     600,000      -             -      600,000

Conversion of
 notes payable
 to common stock      1,268,508   2,361,905      -             -    2,361,905

Issuance of common
 stock for services
 and interest           157,774     469,774      -             -      469,361

Issuance of warrants
 for services               -       122,000      -             -      122,000

Issuance of warrants
 for cash                   -        31,250      -             -       31,250

Dividends declared,
 preferred stock Series
 B                          -           -        -        (10,193)    (10,193)

Net loss                    -           -        -     (2,979,165) (2,979,165)
                       ---------   --------- -------  ------------ -----------

Balance at June 30,
 1997                 3,696,816   $7,983,274 $627,822 $(8,893,182)  $(186,604)
                       =========   ========= ======== ============  ===========

                          See notes to consolidated financial statements.

                         BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                   AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year Ended
                                                             June 30,
                                                           ------------
                                                        1997          1996
                                                     ------------  ------------
Cash flows from operating activities
 Net loss . . . . . . . . . . . . . . . . . . . . .  $(2,979,165)  $(1,848,895)
                                                     ------------  ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities -
   Depreciation and amortization. . . . . . . . . .       35,617         4,981
   Accounts receivable and work-in progress
    allowance . . . . . . . . . . . . . . . . . . .       30,000             -
   Issuance of stock for services, compensation
    and interest. . . . . . . . . . . . . . . . . .      469,360       148,848
   Issuance of note payable for services and interest      6,015        80,921
   Issuance of warrants for services. . . . . . . .      122,000             -
   Gain on sale of marketable equity securities . .           -       (143,371)
   Issuance of subscribed stock for services. . . .      347,284             -
   Changes in assets and liabilities -
     Receivables. . . . . . . . . . . . . . . . . .      (70,893)       38,026
     Costs and estimated excess of billings on
      contracts. . . . . . . . . . .  . . . . . . .       16,186       243,707
     Prepaid expenses and other . . . . . . . . . .       (5,179)       (3,814)
     Accounts payable . . . . . . . . . . . . . . .       65,409       (68,409)
     Accrued liabilities. . . . . . . . . . . . . .      209,773        55,657
     Deferred contact revenue . . . . . . . . . . .           -       (176,000)
     Deferred long-term contract costs. . . . . . .        5,100        35,009
                                                      ------------  ------------
                                                       1,108,672       215,555
                                                      ------------  ------------
       Net cash used in operating activities. . . .   (1,748,493)   (1,633,340)
                                                      ------------  ------------

Cash flows from investing activities
 Purchases of equipment . . . . . . . . . . . . . .      (19,661)            -
 Sale of marketable equity securities . . . . . . .            -     1,418,018
 Investment in patents. . . . . . . . . . . . . . .         (645)      (16,893)
                                                      ------------  ------------
       Net cash (used in) provided by investing
        activities. . . . . . . . . . . . . . . . .      (20,306)    1,401,125
                                                      ------------  ------------

Cash flows from financing activities
 Payments on notes payable. . . . . . . . . . . . .            -       (60,460)
 Proceeds from notes payable. . . . . . . . . . . .      659,976        39,047
 Proceeds from stock and warrant issuances. . . . .      935,739       371,230
 Proceeds from line-of-credit . . . . . . . . . . .      105,000            -
 Payments on capital lease obligations. . . . . . .      (41,296)       (2,791)
                                                      ------------  ------------
       Net cash provided by financing activities. .    1,659,419       347,026
                                                      ------------  ------------

Net (decrease) increase in cash and cash equivalents.   (109,380)      114,811
Cash and cash equivalents at beginning of period. . .    118,612         3,801
                                                      ------------  ------------

Cash and cash equivalents at end of period. . . . . . $    9,232    $  118,612
                                                      ============  ===========


Supplemental  disclosure  of  cash  flow  information
     Cash  paid  during the year for interest was $160,643 (1997) and $141,316
(1996).

Supplemental  disclosures  of  non-cash  financing  activities

For the year ended June 30, 1997 -
 Purchase of equipment under capital leases for $191,801
 Conversion of debt, interest and services totaling $2,361,905 into 1,268,508 shares commons stock
 Declared and accrued dividends of $10,193 for preferred stock Series B
 Issued 336,905 shares common stock for property valued at $600,000
 Wrote off $25,500 of work in process and deferred revenue
 Converted $240,000 of accrued wages to officers into 80,000 shares subscribed stock
 Converted $9,000 of common stock subscribed into 2,075 shares of common stock

For the year ended June 30, 1996 -
 Conversion of 90 shares of Preferred A Stock to 4,500 shares of Common Stock valued at $20,250
 Conversion of subscribed stock to 3,723 shares of common stock valued at $14,503
 Conversion of note payable and accrued interest of $57,920 to 28,960 shares of common stock
 Entered into a capital lease for equipment for $64,320
 Declared and accrued dividends of $16,112 for preferred stock Series B Issuance of 25,000 shares of common stock valued at $50,000 for consulting services

                       See notes to consolidated financial statements.

                                             F-6


                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                            AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business
---------------------------------------------------

The accompanying consolidated financial statements include the accounts of Bion Environmental Technologies, Inc. ("Biet"), and its wholly owned subsidiaries, Bion Technologies, Inc. ("Bion") and BionSoil, Inc. ("BionSoil"), (collectively the Company). The Company is engaged in the designing, marketing and overseeing the installation and operation of environmentally effective and economically efficient treatment systems (based on proprietary and/or patented processes) for the bio-conversion of wastewater, with customers in New York, Washington, North Carolina and Florida. Additionally, the Company has entered the market with an animal waste management system, BionSoil NMS, which converts flushed or scraped animal wastes into an economically valuable product, BionSoil, which the Company intends to market and sell.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements as of June 30, 1997 and 1996 include the
accounts  of  Biet,  Bion  and  BionSoil.    All  significant  intercompany
transactions  and  balances  have  been  eliminated  in  consolidation.

Contract  Receivables
---------------------

The Company grants credit in the normal course of business to customers who are located primarily in the New York, Florida, North Carolina and Washington state areas. To reduce credit risk, the Company monitors the financial condition and performs credit analysis prior to entering into contracts.

Property  and  Equipment
------------------------

Property and equipment is stated at cost, equipment under capital lease is stated at the lower of fair market value or the net present value of the minimum lease payments at the inception of the lease. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. For the periods ended June 30, 1997 and 1996, depreciation was recorded in the amounts of $32,854 and $3,108, respectively.

Revenue  and  Cost  Recognition
-------------------------------

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

     BIONSOIL  CONTRACTS

Beginning in fiscal year 1994, the Company entered into contracts for producing BionSoil with fees to be paid through a defined portion of the net profit from the sale of the product. The contractual fees as of June 30, 1997 are $182,500 for these systems.

Since the Company is paid from the sales proceeds of BionSoil, all costs and revenue earned with the construction of the systems are deferred until the sale of BionSoil commences.

All capitalized BionSoil system costs for each contract are amortized on the unit-of-production method once sale of BionSoil commences using estimates of sales. If the results of an assessment indicate that the contract is impaired, the amount of the impairment is expensed. As of June 30, 1997, no material sales of the product have been consummated and accordingly, no revenue has been recognized in the financial statements on these contracts. At June 30, 1997, no contracts are deemed to be impaired.

Income  Taxes
-------------

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

Patents
-------

Patent applications are recorded at cost and are amortized when the patent is issued over a period of the lesser of the patent's estimated economic or legal life. For the periods ended June 30, 1997 and 1996, amortization was recorded in the amount of $2,763 and $1,873, respectively.


Research  and  Development  Expenses
------------------------------------

Research and development expenses are expensed as incurred and include both expenses for new technology development and expenses for ongoing efforts to improve existing technologies.

Loss  Per  Common  Share
------------------------

Net  loss  per  common share is based on the weighted average number of common
shares  outstanding.    Common  stock equivalents were not considered as their
inclusion  would  be  antidilutive.

Use  of  Estimates
------------------

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


NOTE  2  -  CONTINUED  OPERATIONS
---------------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of their products. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of June 30, 1997, the Company has incurred accumulated losses totaling approximately $8,900,000, resulting in an accumulated stockholders deficit of approximately $187,000. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.


NOTE  3  -  COST  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS
----------------------------------------------------------------------

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:


                                                               June 30,
                                                                 1997
                                                              -----------
Costs incurred on contracts                                    $1,434,719
Estimated (losses)                                               (536,858)
                                                               -----------
                                                                  897,861
Less billings to date                                            (833,528)
                                                               -----------

                                                                  $64,333
                                                               ===========


   Included in the accompanying balance sheet under the following captions

Costs and estimated earnings in excess of billings
 on completed contracts                                        $   2,000
Costs and estimated earnings in excess of
 billings on uncompleted contracts                               166,000
Deferred long-term contract costs                                 77,333
 Less deferred revenue                                          (181,000)
                                                              ----------
 Total costs and estimated earnings in excess
  of billings on contracts                                     $  64,333
                                                              ==========


Due to uncertainties in the estimation process, it is at least reasonably possible that completion costs could be further revised in the near term, and that the change may be material.


NOTE  4  -  NOTE  PAYABLE  -  STOCKHOLDER, CAPITAL LEASES AND LINE-OF-CREDIT -
------------------------------------------------------------------------------
STOCKHOLDER
-----------

On May 12, 1995, Bion entered into an agreement with a shareholder whereby the Company received 28,572 shares of common stock of Cyclopss Medical Systems, Inc., valued at $125,000 and a convertible promissory note of Delta Petroleum Corporation with a face value of $660,000, valued at $1,220,000 all in exchange for a note payable to the shareholder in the amount of $1,345,000. All of the of Delta Petroleum Corporation promissory note was converted at a rate of $3.30 per share for a total of 200,000 shares. In addition, the Company received 8,042 shares for accrued interest through November 20, 1995. Effective May 6, 1997, the Company converted the entire note balance of $2,146,045 including accrued interest of $80,280 into common stock (Note 5).



                                                                 June 30,
                                                                   1997
                                                                ----------
Notes payable to stockholders, due on demand,
 interest ranging from 11% to 12%, payable monthly.             $  82,171

Note payable to individual, interest at 18%, due
 May 9, 1998                                                      325,000
                                                               ----------
                                                                  407,171
Less current portion                                             (407,171)
                                                               ----------

                                                                $       -
                                                               ==========

Capital leases - finance companies; with monthly installments ranging from $362 to $2,287, including interest from 6.5% to 23.8%, maturing from May 1999 through June 2002; collateralized by equipment with a net book value of approximately $225,000.




                                                                   $  212,034

Less current portion                                                  (62,546)
                                                                     ---------

                                                                     $149,488
                                                                    =========



Future maturities of notes payable and capital leases.


 Year Ending                     Capital            Notes
   June 30,                       Lease             Payable          Total
-------------                   ---------          ---------      ---------

   1998                          $ 86,771           $407,171       $493,942
   1999                            84,085                -           84,085
   2000                            54,581                -           54,581
   2001                            26,193                -           26,193
   2002                            11,893                -           11,893
                                  -------            -------        -------
                                  263,523           $407,171       $670,694
                                                     =======        =======
 Less amount representing
  interest                        (51,489)
                                ---------

                                 $212,034
                                =========

Line-of-Credit - Stockholder
------------------------------------------------------------------


Effective October 26, 1996, the Company entered into an agreement with a stockholder whereby the stockholder would provide a $500,000 credit facility to the Company. Interest is at 12% per annum and is due monthly. Principal and interest is due in full on December 31, 1999.

The entire outstanding balance may be converted into units, each consisting of one share of common stock and one and one half warrants to purchase common stock at a price of $6 per share for a period commencing at the time of conversion and expiring December 31, 2001.

In addition, for each $5 loaned to the Company, the Company will issue one and one half warrants to purchase common stock at a price of $6.00 per share. If the Company pays the entire balance due on or before December 31, 1998, the quantity of warrants issued will be reduced by 50%.

As  of  June  30,  1997,  $105,000  was  outstanding  on  the credit facility.

NOTE  5  -  STOCKHOLDERS'  DEFICIT
----------------------------------

Preferred  Stock  Series  B
---------------------------

Class B Preferred Stock entitles the holder to convert the Preferred stock at the rate of one Class B Preferred Share for one share of Common Stock of the Company, subject to adjustment from time to time. The holders of the Class B Preferred Stock have the option to convert all the outstanding shares of the stock at any time after December 31, 1994. Class B Preferred Stock holders are entitled to receive, upon conversion, redemption or liquidation, cumulative dividends at the per annum rate of $.54 per share on the issued and outstanding Class B Preferred Stock. The holders of the Series B Convertible Preferred Stock may require the Company to redeem all of the outstanding shares of Series B Preferred Stock at any time on or after December 31, 1996. Series B Preferred Stock holders have liquidation preference to the extent of their par value over holders of common stock and other series of preferred stock. As of June 30, 1997, 18,834 shares were issued and outstanding.

Preferred  Stock  Series  A
---------------------------

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

-----------------------------------------------

Warrants
--------

As  of  June  30,  1997,  the  Company has outstanding the following warrants:



      Warrant               Shares         Expiration Date   Exercise Price
-----------------          ---------       ----------------  ---------------
Class A                   375,000  (2)           (1)            $ 10.00
Class E-1               4,593,418  (4)           (3)               6.00
Class G                    25,000                (5)               5.00
Class G-1                  25,000                (6)               6.00
Class G-3                  50,000                (7)               8.00
Class G-4                  25,000                (8)              10.00
Class G-5.1                 6,730                (9)               3.00
Class G-5.2                 5,550               (10)               3.00
Class G-6                  13,837               (11)               6.00
Class G-7                  35,000               (12)               4.00
Class G-8                 100,000               (13)               6.00
Class H-1                  10,000               (14)               5.00
Class H-2                  14,500               (15)               3.00
Class K-1                 100,000               (16)               6.00
Class K-2                 100,000               (17)               8.00
Class K-3                 100,000               (18)              10.00
Class L-1                  50,000               (19)               6.00
Class L-1.1                50,000               (20)               4.00
Class L-2                  50,000               (21)               8.00
NN                        550,000               (22)         4.75-20.00
X                       1,087,154               (23)              10.00
                        ---------                       ---------------

                        7,366,189                           $3.00-20.00
                        =========                       ===============


[FN]
(1) Class A Warrants may be exercised to purchase 375,000 shares of common stock for a 12 month period beginning April 9, 1998 and ending April 8, 1999.

(2) Two officers of Biet own 125,000 Class A Warrants each. Additionally, 125,000 Class A Warrants are owned by a shareholder.

(3) Class E-1 Warrants may be exercised to purchase 4,593,418 shares of common stock for a 12 month period beginning January 1, 2001.

(4) Two officers of Biet own 600,000 Class E-1 warrants each. Additionally, 2,969,764 Class E-1 warrants are owned by the majority shareholder.

(5) Class G warrants may be exercised to purchase 25,000 shares of common stock for a 36 month period beginning June 20, 1996.

(6) Class G-1 warrants may be exercised to purchase 25,000 shares of common stock for a 6 month period beginning June 1, 1998.

(7) Class G-3 warrants may be exercised to purchase 50,000 shares of common stock for a 6 month period beginning June 1, 1999.

(8) Class G-4 warrants may be exercised to purchase 25,000 shares of common stock for a 19 month period beginning March 1, 2002.

(9) Class G5.1 warrants may be exercised to purchase 6,730 shares of common stock for a 60 month period beginning January 22, 1996.

(10) Class G5.2 warrants may be exercised to purchase 5,550 shares of common stock for a 60 month period beginning September 13, 1996.

(11) Class G6 warrants may be exercised to purchase 13,837 shares of common stock for a 60 month period beginning April 21, 1997.

(12) Class G-7 warrants may be exercised to purchase 35,000 shares of common stock for a 25 month period beginning June 5, 1997.

(13) Class G-8 warrants may be exercised to purchase 100,000 shares of common stock for a 37 month period beginning June 5, 1997.

(14) Class H-1 warrants may be exercised to purchase 10,000 shares of 60 month period beginning August 21, 1996.

(15) Class H-2 warrants may be exercised to purchase 14,500 shares of common stock for a 60 month period beginning August 21, 1996.

(16) Class K-1 warrants may be exercised to purchase 100,000 shares of common stock for a 19 month period beginning March 1, 1998.

(17) Class K-2 warrants may be exercised to purchase 100,000 shares of common stock for a 19 month period beginning March 1, 2000.

(18) Class K-3 warrants may be exercised to purchase 100,000 shares of common stock for a 19 month period beginning March 1, 2002.

(19) Class L-1 warrants may be exercised to purchase 50,000 shares of common stock for a 6 month period beginning June 1, 1998.

(20) Class L1.1 warrants may be exercised to purchase 50,000 shares of common stock for a 6 month period beginning June 1, 1998.

(21) Class L-2 warrants may be exercised to purchase 50,000 shares of common stock for a 6 month period beginning June 1, 1999.

(22) Class NN warrants may be exercised to purchase 550,000 shares of common stock for an 8 to 59 month period beginning February 1, 1997 and ending December 31, 2001.

(23) Class X warrants may be exercised to purchase 1,087,154 shares of common stock for a 12 month period beginning January 1, 2003.

During the fourth quarter, the Company issued 100,000 warrants to a consultant and recorded the issuance as an increase to common stock and as consulting expense for approximately $122,000. Such warrants were valued using an option pricing model. The warrants have an exercise price of $6 per share and expire June 30, 2000.

In addition, three officers of the Company will be issued class E-1 warrants to purchase 120,000 shares of common stock in conjunction with the issuance of 80,000 shares of subscribed stock.

Options
-------

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

In 1996, the Company established the 1996 Non-employee Director Stock Plan. The Plan is available to all non-employee directors and provides that each non-employee director will receive annually, an option to purchase 5,000 shares of the Company's common stock at an exercise price of 50% of the average market price of the Company's common stock for the preceding twelve months. Options issued under this Plan are exercisable for five years from the date granted.

It is the Company's policy to recognize compensation expense to the extent the fair market value of the stock exceeds the option exercise price on the date of grant. To date, the Company has not recognized any compensation expense as all options have been granted at a price equal to the fair market value of the stock on the date of grant.

The following table sets forth information regarding incentive stock options granted under the 1994 and 1996 Plans:


                                      Exercise
                        Option and     Price
                         Warrants    Per Share
                        -----------  ----------

Balance, June 30, 1995           -   $        -

 Granted . . . . . . .      10,000         1.72
                        -----------  ----------

Balance, June 30, 1996      10,000         1.72

 Granted . . . . . . .     270,000    2.27-6.00
 Exercised . . . . . .     (89,100)   3.75-5.00
 Expired . . . . . . .     (90,000)   5.25-6.00
                        -----------  ----------

Balance, June 30, 1997     100,900   $1.72-6.00
                        ===========  ==========


The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation."   Accordingly, no compensation cost has been recognized for the stock  option  plans.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.



                                             June 30,
                                           ------------
                                          1997          1996
                                      ------------  ------------

 Net loss - as reported. . . . . . .  $(2,979,165)  $(1,848,895)
 Net loss - pro forma. . . . . . . .   (3,172,756)   (1,875,624)
 Loss per common share - as reported        (1.38)        (1.16)
 Loss per common share - pro forma .        (1.48)        (1.17)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants; dividend yield of 0%; expected volatility of 64%
(1997) and 81% (1996); discount rate of 12%; and expected lives of five months to five years.


Pursuant to employment agreements, several employees have been guaranteed equity compensation in the form of legended and restricted shares of Biet common stock in quarterly amounts of $24,060, totaling $175,825 at June 30,
1997.    As  of  June  30,  1997,  4,298  shares  have  been  issued.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

As of June 30, 1997, there were $135,500 of accrued salaries due to officers included in accrued payroll.

During the year ended June 30, 1997, the Company converted $240,000 of accrued salaries to officers into stock subscriptions for 80,000 units, each consisting of one share of subscribed common stock with one and one half warrants to purchase common stock for $6.00 per share beginning January 1, 2001 and ending December 31, 2001.

During the year ended June 30, 1997, a shareholder of the Company provided consulting services to the Company in the amount of $28,000.

For  the  period  ended  June  30, 1997, a shareholder of the Company provided
office  space  to  the  Company.    Rent expense for the year totaled $58,710.

During the year ended June 30, 1997, the Company converted four notes payable totaling $2,361,905 plus accrued interest and services totaling $174,207 to four shareholders of the Company into common stock. In conjunction with these transactions, the Company also issued stock for three properties contributed by a shareholder totaling $600,000. In addition, the shareholders received warrants to purchase 937,154 shares of common stock at a price of $6.00 per share beginning January 1, 2001 and ending December 31, 2001, and warrants to purchase 1,087,154 shares of common stock for $10.00 per share beginning January 1, 2003 and ending December 31, 2003.

During the year ending June 30, 1997, the Company entered into an agreement with a shareholder to provide a $500,000 revolving line-of-credit to the Company (Note 4).


NOTE  7  -  INCOME  TAXES
-------------------------

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

The principal temporary differences that result in a deferred tax asset are due to the losses generated since inception. The Company has generated a long-term deferred tax asset of approximately $3,150,000 that is fully impaired because of a lack of profitable operating history. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

The Company is a taxable corporation and has carry-forward operating losses of approximately $8,640,000 which expire in the following years.



   2004 . . .  $   12,000
   2005 . . .     242,000
   2006 . . .     239,000
   2007 . . .      19,000
   2008 . . .     338,000
   2009 . . .     224,000
   Thereafter   7,556,000
               ----------

               $8,640,000
               ==========

NOTE  8  -  COMMITMENTS
-----------------------

The Company entered into an agreement with an unrelated company (SGS) to provide investment banking services from December 1, 1996 through November 30, 1997. In consideration for their services SGS received a warrant to purchase 50,000 share of BIET common stock at $6.00 per share from June 1, 1998 through December 1, 1998. In addition, if the Company raises $1,000,000, directly or indirectly through the efforts of SGS by December 31, 1997, then SGS will receive a warrant to purchase 50,000 shares of BIET common stock at $4.00 per share from June 1, 1998 through December 1, 1998 and a warrant to purchase 50,000 shares of BIET common stock at $8.00 per share from June 1, 1999 through December 1, 1999.


Employment  Agreements
----------------------

The Company has entered into two employment agreements with officers for a period commencing July 1, 1993 and ending March 31, 1998. The agreements each provide for base salaries of $150,000 per year and various benefits, with annual reviews for increases, bonuses and benefits. Of the base salaries, $50,000 is accrued annually and payable when the Company has sufficient cash flow from future operations.

The Company has entered into an employment agreement with an officer for a period commencing January 1, 1995 and ending December 31, 1997. The agreement provides for a base salary of $120,000 per year and various benefits, with annual reviews for increases, bonuses and benefits. Of this base salary, $30,000 is accrued annually and also payable when the Company has sufficient cash flow from future operations.

The Company entered into an agreement with a half time employee whereby the employee was issued warrants to purchase 100,000 shares of BIET Common stock for $6.00 per share beginning March 1, 1998 through October 1, 1999 which will be fully vested if employment continues through October 1, 1997, warrants to purchase 100,000 shares of BIET common stock for $8.00 per share from March 1, 2000 through October 1, 2001 which will be fully vested if employment continues through October 1, 1998 and warrants to purchase 100,000 shares of BIET common stock for $10.00 from March 1, 2002 through October 1, 2003 which will be fully vested if employment continues through October 1, 1999.

The Company entered into an agreement with an employee whereby the employee was issued warrants to purchase 200,000 shares of BIET Common stock for $6.00 to $15.00 per share which vest 25% at the date of employment and 25% at the end of each of the first through third full year of employment, exercisable from the date of vesting to December 31, 2001. In addition, the employee has also been granted warrants to purchase 50,000 shares of BIET common stock for $15.00 per share, vesting 33% at the end of each of the first three full years of employment through December 31, 2001 and warrants to purchase 150,000 shares of BIET common stock for $20.00 per share, vesting 33% at the end of each of the first three full years of employment through December 31, 2001. Effective September 1, 1997, the employee resigned and all such warrants outstanding were canceled.


NOTE  9  -  SUBSEQUENT  EVENTS
------------------------------

From July through September 25, 1997, the Company sold 95,349 shares of common stock for $225,221.

In July 1997, the Company sold one portion of the Property Held For Resale for $242,000. As a result of this transaction the Company repaid a note payable plus interest in the amount of $145,401, paid closing costs of $14,870 and received cash in the amount of $81,729.

In July 1997, the Company entered into a contract with a financial advisor and consultant. In the event that one or more Transactions, excluding debt financing, are consummated from July 1, 1997 through June 30, 1998 then the advisor will be compensated as follows:

6% of funds raised up to $1,000,000
5% of funds raised from $1,000,001 to $2,000,000
4% of funds raised from $2,000,001 to $3,000,000
3% of funds raised from $3,000,001 to $4,000,000
2% of funds raised above $4,000,001

The above fee will be reduced by related fees and commissions, but shall be no
less  than   %.  If the transactions are not in the form of cash, BIET may pay the  advisors  fees  in  securities  of  BIET.

For  transactions  involving  debt  financing, the advisor will be compensated
with  a  fee  equal  to    %  of  the  aggregate  consideration.

In  September  1997, the Company made additional awards to all employees under
the  1994  Incentive  Stock  Option  Plan.   The Company granted the following
options  to  employees:



         Exercise Price Per
Options         Share
-------  -------------------

27,762        $  4.00
27,756           6.00
27,754           8.00
10,000          10.00
10,000          12.50
10,000          15.00
-------  -------------------

113,272       $  4.00-15.00
=======  ===================


The options vest one-third on the employees first anniversary date or September 15, 1997 whichever occurs later. The remaining two-thirds vest equally over the remaining 24 months from the later of September 15, 1997 or the employees first anniversary date.


Additionally, the Company also issued common stock and warrants to purchase common stock of the Company to an officer. The Company issued 10,000 shares of restricted and legended common stock and the following warrants to purchase restricted and legended common stock:



                   Exercise Price Per
   Warrants              Share         Fully Exercisable On
-----------------  ------------------  --------------------
   25,000            $  4.00           September 15, 1997
   25,000               6.00           September 15, 1997
   20,000               8.00           September 15, 1997
   20,000              10.00           September 15, 1998
   20,000              12.50           September 15, 1999
   20,000              15.00           September 15, 1999
----------------   ------------------

  130,000            $  4.00-15.00
================   ==================


All warrants granted above expire on December 31, 2001.


NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

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

Cash  and  Cash  Equivalents,  Accounts  Payable  and  Accrued  Expenses
------------------------------------------------------------------------

The carrying value approximates fair value due to their liquid or short-term nature.

Notes  Payable  -  Stockholders, Capital Lease Obligation and Line-of-Credit -
------------------------------------------------------------------------------
Stockholders
------------

Rates currently available to the Company for debt and capital lease obligations with similar terms and remaining maturities are used to estimate the fair value of existing debt. Carrying values approximate fair value as the stated or implicit rates of these instruments approximate rates available to the Company for instruments with similar terms.