Form 10QSB
period 1997-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1997-11-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   September 30, 1997 OR
                                                    --------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER    0-19333
                       ----------


                      Bion Environmental Technologies, Inc.
     ------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


      Colorado                           84-1176672
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)


   555 17th Street, Suite 3310
      Denver, Colorado                         80202
  ----------------------------               -------
   (ADDRESS OF PRINCIPAL                   (ZIP CODE)
      EXECUTIVE OFFICES)


           (303) 294-0750
--------------------------------------
 (REGISTRANT'S TELEPHONE NUMBER,
     INCLUDING AREA CODE)



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

The number of shares outstanding of registrant's classes of common stock, as of November 11, 1997:

     Common  Stock,  No  Par  Value,  3,906,022
Series  B  Convertible  Preferred  Stock,  $.001
  Par  Value,  18,834  shares

                     Bion  Environmental  Technologies,  Inc.




                                      INDEX



PART  I                    FINANCIAL INFORMATION                      PAGE NO.
-------                    ---------------------                      --------


ITEM  1                    FINANCIAL  STATEMENTS

                           Balance  Sheets:
                             June  30,  1997  and
                             September  30,  1997                         F2

                           Statements  of  Operation:
                             For  the  Three  Month  Periods  Ended
                             September  30,  1996  and
                             September  30,  1997                         F3

                           Statements  of  Cash  Flows:
                             For  the  Three  Month  Periods  Ended
                             September  30,  1996  and
                             September  30,  1997                        F4-F5

                           Statement  of  Changes  in  Stockholders
                             Equity                                      F6

                           Notes  to  Financial  Statements             F7-F11


ITEM  2                    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
                             FINANCIAL  CONDITION  AND  RESULTS
                             OF  OPERATIONS                               3



PART  II          OTHER  INFORMATION
--------          ------------------

ITEM  1-6                                                              16-17

     FINANCIAL  INFORMATION


PART  I

ITEM  1.    FINANCIAL  STATEMENTS

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
                             AND SUBSIDIARIES


                        Consolidated Balance Sheet



                                              September  30,      June  30,
                                                  1997               1997
                                              -------------       ---------
                                               (Unaudited)        (Audited)
     Assets
Current  assets
 Cash  and  cash  equivalents                 $      6,169         $   9,232
 Accounts  receivable                                   98             5,042
 Contract  receivable (net of allowance
  of $30,000)                                       56,059            67,921
 Work  in  progress (net  of  allowance
  of  $30,000)                                     157,385           168,000
 Assets held for resale                            373,000           600,000
     Total  current  assets                        592,711           850,195

Property  and  equipment,  net                     233,001           244,824

Other  assets
 Patents,  net                                      38,459            38,660
 Deferred  long-term  contract  costs               77,333            77,333
 Other                                               8,694            11,694
      Total  other  assets                         124,486           127,687

Total  assets                                     $950,198        $1,222,706


     Liabilities  and  Stockholder  (Equity)
Current  liabilities
 Accounts  payable                              $  284,754        $  302,820
 Accounts  payable  -  related  party               18,329            29,426
 Line-of-credit  -  stockholder                    105,000           105,000
 Notes  payable                                    192,000           325,000
 Notes  payable  -  stockholders                    82,171            82,171
 Capital  lease  obligations                        63,060            62,546
 Accrued  expenses                                  41,028            36,359
 Accrued  payroll                                  188,250           135,500
     Total  current  liabilities                   974,592         1,078,822

Long-term  liabilities
 Capital  lease  obligation                        132,480           149,488
 Deferred  contract  revenue                       181,000           181,000
     Total  liabilities                          1,288,072         1,409,310

Commitments  and  contingencies

Stockholders'  (deficit)
 Preferred  stock,  $.001  par  value
  10,000,000 shares  authorized,  18,834
  series  B (September  30,  1997  and
  June  30,  1997) shares  issued  and
  outstanding  (liquidation preference
  of  $124,330)                                    95,482            95,482
 Common  stock, no par value, 100,000,000
  shares authorized, 3,840,922 (September  30,
  1997)  and  3,696,816  (June  30,  1997)
  shares  issued  and  outstanding              8,403,051         7,983,274
 Common  stock  subscribed                        672,819           627,822
 Accumulated  deficit                          (9,509,226)       (8,893,182)
     Total  stockholders'  (deficit)             (337,874)         (186,604)

Total  liabilities  and  stockholders'(deficit)  $950,198        $1,222,706



                         BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  AND SUBSIDIARIES

                         Consolidated Statements of Operations



                                                  Three  Months  Ended
                                                     September  30
                                                  --------------------
                                                  1997             1996
                                                --------        ----------
                                               (Unaudited)      (Unaudited)

Contract  revenues                             $    24,837      $   35,547

Contract  costs                                     93,554         112,182
                                                    ------         -------

     Gross profit (loss)                           (68,717)        (76,635)

General  and  administrative  expenses             469,267         341,432
                                                    -------        -------

Loss  from  operations                            (537,984)       (418,067)

Other  income  (expense)
 Interest  income                                       14         105,130
 Interest  expense                                 (22,904)        (67,935)
 Research  and  development                        (52,757)        (34,551)
 Gain  (Loss)  on  marketable  equity
   securities                                          130               0
                                                   ---------      ---------


Net  (loss)                                      $(613,501)      $(415,423)
                                                  =========       =========

(Loss)  per  weighted  average  share  of
  common  stock                                  $   (0.16)      $   (0.24)
                                                  =========       =========

Weighted  common  shares  outstanding            3,773,656       1,717,575
                                                 =========       =========

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                  Consolidated  Statements  of  Cash  Flows


                                                  Three  Months  Ended
                                                      September  30,
                                                 ----------------------
                                                   1997           1996
                                                 --------       --------
                                                (Unaudited)   (Unaudited)
Cash  flows  from  operating  activities
 Net  (loss)                                    $(613,501)     $(415,423)
 Adjustments  to  reconcile  net  loss  to
  net  cash  used  in  operating
  activities  -
   Depreciation  and  amortization                 12,724          4,960
   Issuance  of  subscribed  stock  for
    services                                       47,500              0
   Issuance  of  stock  for  services
    and  interest                                  76,553         44,475
     Change  in  assets  and  liabilities  -
      Contract  receivables                        27,421        (16,784)
      Prepaid  expenses                             3,000            181
      Accounts  payable  and  accrued
       liabilities                                (27,037)        29,330
       Accrued  payroll                            52,750         32,500

        Net  cash  used  in  operating
          activities                             (420,590)      (320,761)

Cash  flows  from  investing  activities
 Investments  in  patents                            (700)             0
        Net  cash  used  in  investing
          activities                                 (700)             0

Cash  flows  from  financing  activities
 Payments  on  notes  payable                    (133,000)             0
 Line  of  credit                                       0         75,000
 Proceeds  from  sale  of  stock                  340,721        151,216
 Payments  on  capital  lease  obligations        (16,494)        (7,815)
 Proceeds  from  the  sale  of  warrants                0         31,250
 Proceeds  from  the  sale  of  assets,  net  of
  selling  expenses                               227,000              0
                                                  -------       --------

       Net cash provided by financing
         activities                               418,227        249,651
                                                  --------      ---------

Net decrease in cash and cash equivalents          (3,063)      (71,110)

Cash  and  cash  equivalents  at beginning of
  period                                            9,232       118,612
                                                   ------     ----------

Cash  and  cash  equivalents  at  end  of
 period                                          $  6,169     $  47,502
                                                  =======      ========



Footnote:
     Supplemental  disclosure  of  cash  flow  information
     Cash paid during the quarter for interest was $22,904 (1997) and $67,935 (1996).

     Supplemental  disclosure  of  non-cash  financing  activities
     For  the  quarter  ended  September  30,  1997  -
     Declared and accrued dividends of $2,543 for preferred stock Series B. Converted $2,503 of common stock subscribed into 598 shares of common stock.

     For  the  quarter  ended  September  30,  1996  -
     Entered  into  a  capital  lease  for  equipment  for  $69,239.
     Declared  and  accrued  dividends  of  $2,544  for  preferred  stock
     Series B.

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES

        Consolidated  Statement  of  Changes  in  Stockholders'  Equity


                     Series  "B"
                   Preferred  Stock       Common  Stock           Common
                  ------------------    -------------------        Stock
                   Shares        Amount    Shares      Amount    Subscribed
                  --------     --------    ------     --------    ----------

Balances at
 June 30,
 1997              18,834     $ 95,482   3,696,816   $7,983,274     $627,822

Conversion  of
 common  stock
 subscriptions
 to common stock        -            -         598   $    2,503           -

Common stock
 subscriptions
 for  services          -            -          -            -        47,500

Issuance of common
 stock for cash         -            -     123,849      340,721           -

Issuance of common
 stock for services     -            -      19,659       76,553           -

Dividends declared,
 preferred stock
 Series B               -            -         -             -            -

Net (loss) for the
 period  ended
 September 30, 1997     -            -         -             -            -

Balances  at
 September 30, 1997   18,834    $ 95,482  3,840,922  $8,403,051      $672,819



Continued below



                                           Accumulated
                                             Deficit              Total
                                           -----------         -----------

Balances at June 30, 1997                  $(8,893,182)       $  (186,604)

Conversion of common stock
 subscriptions to common stock                    -                   -

Common stock subscriptions for
 services                                         -                47,500

Issuance of common stock for cash                 -               340,721

Issuance of common stock for services             -                76,553

Dividends declared, preferred stock
 Series B                                      (2,543)             (2,543)

Net (loss) for the period ended
 September 30, 1997                          (613,501)           (613,501)

Balances at September 30, 1997            $(9,509,226)           (337,874)


                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements


Note  1  -  Summary  of  Accounting  Policies
---------------------------------------------

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Company") is incorporated by reference to the Company's annual report on Form 10-KSB at June 30, 1997.

The accompanying unaudited condensed financial statements and disclosures reflect all adjustments (all of which are normal recurring accruals) in the ordinary course of business which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for a full year.

Note  2  -  Continued  Operations
---------------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the
development  of  its  products.    The  Company  has  not  yet  begun  earning
significant revenue from its planned principal operations. Consequently, as of September 30, 1997, the Company has incurred accumulated losses totaling $9,479,226, resulting in an accumulated stockholders' deficit of $337,874. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil' are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note  3  -  Cost  and  Estimated  Earnings  on  Uncompleted  Contracts
----------------------------------------------------------------------

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:


                                                September  30,      June  30,
                                                     1997              1997
                                                 -----------       ----------

Costs  incurred  on  contracts                   $1,531,811       $1,434,719
Estimated  (losses)                                (605,575)        (536,858)
                                                -----------       ----------
                                                    926,236          897,861
   Less  billings  to  date                        (872,518)        (833,528)
                                                -----------       ----------
                                                 $   53,718       $   64,333
                                                ============     ============

------


Note  4  -  Capital  Structure
------------------------------

Because the Company has a relatively complex capital structure for its size, the following capital structure details are set forth:

     Common  Stock
     -------------

As of November 5, 1997 the Company had 3,924,856 shares of Common Stock issued and outstanding, treating all 18,834 shares of Series B Preferred as if converted into 18,834 shares of common stock. Additionally, there were 176,738 shares of subscribed stock. If the Series B Preferred is converted and all subscribed stock is issued the Company would have 4,101,594 shares outstanding.

     Options  and  Warrants
     ----------------------

As of November 5, 1997 (including all options and warrants listed in Footnote 5, Subsequent Events) the Company has outstanding options and warrants as follows:

Options outstanding under the Fiscal Year 1994 Incentive Compensation Plan and the Non Employee Director Compensation Plan:


Director  ($1.72)                        10,000
Director  ($2.27)                        10,000
                                       --------
                                         20,000

Employee  ($4.00)                        45,262
Employee  ($5.00)                        21,500
Employee  ($6.00)                        77,756
Employee  ($6.25)                        32,000
Employee  ($6.75)                        30,000
Employee  ($7.25)                        10,000
Employee  ($8.00)                        27,754
Employee  ($10.00)                       10,000
Employee  ($12.50)                       10,000
Employee  ($15.00)                       10,000
                                         ------
                                        274,272

Warrants  outstanding  as  of  November  5,  1997  consist  of  the following:


$3.00  warrants:
 exercisable  1/22/96  through  1/21/01:         6,730
 exercisable  8/21/96  through  8/20/01:        14,500
 exercisable  9/13/96  through  9/12/01:         5,550
                                               ---------
    Total  $3.00  warrants                      26,780

$4.00  warrants:
 exercisable  6/5/97  through  6/30/99:         35,000
 exercisable  9/15/97  through  12/31/01:       25,000
 exercisable  8/1/97  through  7/31/02:         40,000
 exercisable  1/15/98  through  7/31/02:        75,000
 warrants  are  currently  unearned  partial
 compensation  under  investment  banking
 agreements,  if  earned;
 exercisable  6/1/98  through  12/31/98:        50,000
                                               --------
               Total  $4.00  warrants          225,000

$5.00  warrants:
 exercisable  6/20/96  through  6/20/99:        25,000
 exercisable  8/21/96  through  8/20/01         10,000
                                              --------
                Total  $5.00  warrants          35,000

$6.00  warrants:
 exercisable  6/5/97  through  6/30/00:        100,000
 exercisable  9/15/97  through  12/31/01        25,000
 exercisable  1/15/98  through  7/31/02:        65,000
 exercisable  3/1/98  through  10/1/99:        100,000
 exercisable  6/1/98  through  12/1/98:         50,000
 exercisable  6/9/98  through  12/31/01:         1,250
 exercisable  6/9/99  through  12/31/01:         1,250
 exercisable  6/9/00  through  12/31/01:         1,250
 exercisable  1/1/01  through  12/31/01:     4,863,418
 exercisable  2/1/97  through  12/31/01:        10,000
 exercisable  4/21/97  through  4/20/02:        13,837
                                              --------
             Total  $6.00  warrants          5,231,005

$8.00  warrants:
 exercisable  2/1/97  through  12/31/01:        10,000
 exercisable  8/1/97  through  7/31/02:         40,000
 exercisable  9/15/97  through  12/31/01:       20,000
 exercisable  6/1/98  through  12/31/01:         1,250
 exercisable  6/1/99  through  12/1/99:         50,000
 exercisable  6/9/99  through  12/31/01:         1,250
 exercisable  3/1/00  through  10/1/01:         50,000
 exercisable  6/9/00  through  12/31/01:         1,250
                                                 -----
               Total  $8.00  warrants          173,750

$10.00  warrants:
 exercisable  2/1/97  through  12/31/01:        10,000
 exercisable  4/9/98  through  4/9/99:         375,000
 exercisable  6/9/98  through  12/31/01:         1,250
 exercisable  9/15/98  through  12/31/01:       20,000
 exercisable  6/9/99  through  12/31/01:         1,250
 exercisable  6/9/00  through  12/31/01:         1,250
 exercisable  3/1/02  through  10/1/03:         50,000
 exercisable  1/1/03  through  12/31/03:     1,387,154
                                             ---------
               Total  $10.00  warrants       1,845,904

$12.00  warrants:
 exercisable  8/1/97  through  7/31/02:         80,000
                                            ----------
               Total  $12.00  warrants          80,000

$12.50  warrants:
 exercisable  2/1/97  through  12/31/01:        10,000
 exercisable  6/9/98  through  12/31/01:         1,250
 exercisable  6/9/99  through  12/31/01:         1,250
 exercisable  6/9/00  through  12/31/01:         1,250
 exercisable  9/15/99  through  12/31/01:       20,000
                                                ------
                Total  $12.50  warrants         33,750

$15.00  warrants:
 exercisable  2/1/97  through  12/31/01:        10,000
 exercisable  9/15/99  through  12/31/01:       20,000
                                              --------
                Total  $15.00  warrants         30,000
                                            ----------

Total  of  all  warrants  currently
 outstanding                                 7,681,189



Note  5  -  Subsequent  Events
------------------------------

In  October  1997  the  Company  made  awards  to six employees under the 1994
Incentive  Stock  Option  Plan.   The Company granted the following options to
these  employees:


        Exercise  Price                 Vesting
     Options       Per  Share            Period
     -------       ----------            ------
     10,000           $5.40           10/03/97-12/31/97
     20,000           $6.25           10/03/97-12/31/97
     25,000           $6.75           10/07/97-03/31/98


The following cash, restricted and legended common stock, and options will be issued as part of an employee's separation agreement: Cash: $4573.06 in reimbursement of expenses; 3600 shares of legended and restricted common stock to be issued on January 15, 1998 (currently subscribed); options under the Fiscal Year 1994 Incentive Plan: 5,000 shares at an exercise price of $6.25 per share (exercisable 10/06/97-12/31/98), 10,000 shares at an exercise price of $6.25 per share (exercisable 10/06/97 - 09/30/98), 5,000 shares at an exercise price of $6.75 per share (exercisable 12/06/97 - 03/31/99), and 10,000 shares at an exercise price of $7.25 per share (exercisable 10/06/97 - 03/31/99).

As part of an employment arrangement the Company issued warrants to a new employee to purchase 40,000 shares of common stock at $4.00, 40,000 shares at $8.00, and 80,000 shares at $12.00 all exercisable for 5 years commencing
August  1,  1997.    Additionally,  the  Company
cancelled  warrants  previously  issued  to  this  individual  when  he was an employee  of  Global  Financial  Group,  Inc.  for  25,000  shares  at  $6.00 exercisable for 6 months commencing June 1, 1998, 50,000 shares at $8.00 exercisable for 6 months commencing June 1, 1999, and 25,000 shares at $10.00 exercisable for 19 months commencing March 1, 2002. On January 15, 1998 the Company will issue 50,000 shares of legended and restricted common stock, options under the Fiscal Year 1994 Incentive Plan for 17,500 shares at $4.00 exercisable for 54.5 months commencing January 15, 1998, warrants for 75,000 shares at $4.00, warrants for 65,000 shares at $6.00, and warrants for 50,000 shares at $12.00 all exercisable for 54.5 months commencing January 15, 1998.

On October 7, 1997, the Company cancelled its consulting agreement in the amount of $231,000 with Eximius Investments, Ltd. The $231,000 was booked as a consulting fee and subscribed stock in the Company's 10-KSB for the fiscal year ended June 30, 1997.

On October 8, 1997, the Company entered into an agreement (the "Agreement") to design and install a number of its patented Bion NMS animal waste treatment systems in the states of Colorado and Nebraska. The Agreement marks the Company*s initial entry into the Colorado and Nebraska animal raising markets. The Agreement is subject to certain contingencies regarding financing and other matters which must be resolved by November 15, 1997 (which date has been extended to November 30, 1997 by mutual agreement of the parties to the Agreement, see Item 5, Other Information). The Agreement covers Phase I of a proposed hog farm in eastern Colorado and western Nebraska which will house 330,000 finishing hogs and grants an option for Bion NMS system installations for Phase II totaling an additional 330,000 hogs. For Phase I the Agreement calls for payment of $1,200,000 in fees to the Company and an equity investment in the Company of $3,000,000 through the purchase of 1,000,000 Units at a purchase price of $3.00 per Unit (each Unit consisting of one share of the Company's restricted common stock and one warrant to purchase one share of the Company's restricted common stock at a price of $7.00 per share exercisable from the effective date of the Agreement until June 30, 1998). (See Form 8-K/A dated September 30, 1997).

On Friday, October 24, 1997, the first of the two contract contingencies relating to this Agreement was satisfied when Bowman Family Farms of Wray, Colorado and Murphy Family Farms of Rose Hill, North Carolina, executed an agreement concerning the operation of Phase I (and Phase II in the future) of this project. As a result of the Bowman/Murphy agreement only the securing of financing remains before the Bion/Bowman Agreement to construct these Bion NMS systems becomes effective.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES



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

     The Company currently has systems treating swine, dairy, fruit and juice processing, and sugar cane plantation waste streams in Florida, New York, North Carolina, and Washington. The Company is in the process of designing or monitoring the installation of twelve additional systems, raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

Liquidity  and  Capital  Resources
----------------------------------

     The Company's current ratio as of September 30, 1997 was 0.61 : 1.0 as compared to 0.79 : 1.0 as of June 30, 1997. Cash as of September 30, 1997 decreased to $6,169 as compared to $9,232 as of June 30, 1997.

     During the three months ended September 30, 1997, the Company borrowed $7,000 from a shareholder at 1% interest per month. The Company also sold one portion of the Property Held For Resale for $242,000. As a result of this transaction the Company repaid a note payable plus interest in the amount of $145,401, paid closing costs of $14,870 and received cash in the amount of $81,729.

     Also, during the three months ended September 30, 1997 the Company sold 123,849 shares of restricted and legended common stock for net cash of $340,721, issued 19,659 shares of restricted and legended common stock valued at $76,553 for services, and converted 598 shares of subscribed stock to 598 shares of restricted and legended common stock valued at $2,503. The Company has increased subscribed stock by $47,500 for legended and restricted common stock awarded but not issued to certain employees and an officer as additional compensation.

     Effective September 15, 1997, the Company issued awards to all current employees (excluding the Company's officers and directors) under the Company's Fiscal Year 1994 Incentive Plan totaling 27,762 options with an exercise price of $4.00 per share, 27,756 options with an exercise price of $6.00 per share, 27,754 options with an exercise price of $8.00 per share, 10,000 options with an exercise price of $10.00 per share, 10,000 options with an exercise price of $12.50 per share, and 10,000 options with an exercise price of $15.00 per share; all of the above options expire on December 31, 2001. The options will vest as follows: for employees with less than one year of service, the first third shall vest on their one year employment anniversary date, the second third shall vest on the second anniversary date, and the last third on their third anniversary. For employees with more than one year of service, the first third shall vest on the above effective date, and the second and last third shall vest twelve and twenty-four months thereafter respectively.

     Effective September 15, 1997, the Company authorized the issuance of restricted stock and warrants to purchase stock to M. Duane Stutzman, the Company's Chief Financial Officer, as follows: (a) 10,000 shares of the Company's restricted and legended common stock (subscribed stock), (b) 25,000 warrants with an exercise price of $4.00 per share, 25,000 warrants with an exercise price of $6.00 per share, and 20,000 warrants with an exercise price of $8.00 per share, all three classes of warrants will vest and become exercisable commencing September 15, 1997; (c) 20,000 warrants with an exercise price of $10.00 per share which will vest and become exercisable on September 15, 1998; (d) 20,000 warrants with an exercise price of $12.50 per share and 20,000 warrants with an exercise price of $15.00 per share which will vest and become exercisable on September 15, 1999. All classes of warrants discussed in this paragraph are to purchase restricted and legended shares of common stock of the Company and will expire on December 31, 2001.

     Effective  September  15,  1997, the Company issued the following: to Jon
Northrop,  the  Company's  Chief  Executive  Officer,  and  to  Jere Northrop,
President of the Company, 75,000 Class E-1 warrants each to purchase the Company's restricted and legended common stock at $6.00 per share with the exercise period commencing on January 1, 2001 and expiring on December 31, 2001, and 150,000 Class X warrants each to purchase restricted and legended common stock of the Company at a price of $10.00 per share with the exercise period commencing January 1, 2003 and expiring December 31, 2003.

     On August 20, 1997 the Company granted, pursuant to the Company's 1996 Nonemployee Director Stock Option Plan, options to the two outside directors Mr. Cullis and Mr. Schwanekamp for 10,000 shares each (5,000 shares for the year ended June 30, 1996 and 5,000 for the year ended June 30, 1997) at an exercise price of $1.72 and $2.27 per share, respectively commencing on August 20, 1997 and expiring on August 19, 2002.

   The  Company  has  incurred  losses  since  inception  of $9,479,226 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Results  of  Operations
-----------------------

   Comparison  of  the Three Months Ended September 30, 1997 with Three Months
   ---------------------------------------------------------------------------
Ended  September  30,  1996
 --------------------------

   Revenue in the three months ended September 30, 1997 was $24,837 compared to $35,547 for the corresponding three month period in 1996, a decrease of $10,710. Contract costs were lower in the 1997 three month period by $18,628 due to the leveling off of startup expenses for the BionSoil processing sites in New York and Florida. The above resulted in a gross loss for the period ended September 30, 1997 of $68,717 as compared to a gross loss of $76,635 for the same three month period in 1996.

   General and administrative expenses were higher by $127,835 in the 1997 period due to increased compensation, consulting fees, and public relations expenses.

   The Company recorded $105,116 less in interest income for the three months ended September 30, 1997. This is a result of the one time sale of Delta Petroleum, Inc. stock associated with the Settlement Agreement and General Release on the UFG note in the first quarter of 1996 (see Form 10-KSB/A dated June 30, 1996). This was the final amount to be collected on the UFG note. The total amount collected is $191,581 in excess of the original principal of the note. The Company also recorded $22,904 in interest expense on its notes payable and $52,757 in research and development costs. As a result of the above, the Company recorded a net loss of $613,501 in the three month period ended September 30, 1997, compared to a net loss of $415,423 for the three month period ended September 30, 1996.

   The Company will need to increase sales significantly to obtain profitability.

General  Discussion  of  Current  and  Proposed  Operations
-----------------------------------------------------------

     THE DISCUSSION BELOW CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*" AT THE END OF EACH SUCH STATEMENT) MADE IN RELIANCE UPON THE PROVISIONS OF RULE 175 PROMULGATED UNDER THE SECURITIES ACT OF 1933 AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO.

     As shown in the unaudited financial statements contained in this Form 10-QSB, over $9,100,000 of equity has been invested in the Company through the close of the fiscal quarter ended September 30, 1997. These financial statements also show that on September 30, 1997 the Company had a negative net worth of $337,874, cumulative losses of $9,509,226, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company*s ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as systems sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

     Management believes, however, that additional information is necessary to evaluate the Company and its progress relative to the business it is pursuing and the associated value the Company has developed during the last several years. Therefore, the following section of this Form 10-QSB is presented by management to give the reader a better understanding of the development of the business of the Company to date, and its goals for growth in the future.

     Business  Development
     ---------------------

     The Company's mission is to provide services, systems and products which solve environmental problems and, in appropriate situations, recycle wastes into high value horticultural products which produce superior plant growth performance. Based on this, the Company is currently focused primarily on the application of its patented and proprietary technology in two complementary business areas; first, Bion NMS' systems: the design, sales, installation oversight, operations management, and material harvesting of Bion NMS systems for large animal raising agricultural facilities; and, second, BionSoil: the processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which are produced from the biosolids harvested from the Bion NMS systems.

     From prior to September 20, 1989, (when Bion Technologies, Inc., one of the subsidiaries of the Company, was incorporated) through at least June 30, 1997, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems.

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

     Geographic  Expansion
     ---------------------

     The activities of the Company to design, permit, install and operate these systems have established credibility with federal, state, and local regulators and environmental and agricultural professionals. The Company estimates that the cost associated with staffing, servicing, and marketing its systems in new geographic regions, including initial sales calls, design, regulatory approvals, installation and operation through the cash-flow break-even point (the Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed $1,500,000. Based on experience to date in the regions where system sales and installation activity have been focused, the Company estimates that approximately $3.5 million has been expensed related to these matters which has created what might be called "good will," "marketing" and/or "regulatory" value *.

     An example of the accumulation of these costs can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, and has signed agreements for five additional system installations. Management estimates that, to date, in excess of $600,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state *.

     The Company anticipates continuing its expansion into new areas in the future, and this expansion will require similar additional cash resources which, when expended, will also be expensed and not shown as balance sheet assets *.

     Technology  Expansion
     ---------------------

     The Company has five issued U.S. Patents: a Bioconversion Reactor and System, an Animal Waste Bioconversion System, a Bioconverted Nutrient Rich Humus, a Phosphorous Treatment Process, and a Storm Water Remediatory Bioconversion System. The Company also has an issued Canadian Patent for an Aqueous Stream Treatment Process. These patents provide broad coverage of the fundamental technology that underlies the Company's systems and processes. It is anticipated that additional patent filings will occur as further applications are developed.

     The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as approximately $4.0 million) was actually expended on system development and the enhancement of the technology and construction of systems that are the basis of the Company's planned future expansion. All of these costs have been expensed by the Company.

     Just as there are additional expenses associated with geographical expansion, there also are additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. Further, the Company anticipates additional expenditures in the near future associated with expansions of the technology into the cattle feedlot and poultry raising businesses where adaptation of the technology is necessary to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems *. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that very real long term technological value is being developed *.

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

     BionSoil  Economics
     -------------------

     The Company tracks its BionSoil business on the basis of a Company defined standard unit (a "BionAnimal"), which relates BionSoil production to confined animal weight. When all the manure and urine produced by one BionAnimal is collected and converted into BionSoil, the Company estimates that each BionAnimal will yield approximately 10 cubic yards of processed BionSoil per year*. Based on data available from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) the Company has calculated that, for totally confined animals where all wastes are captured, approximately one dairy cow, 2.2 beef cattle, 11 market hogs, 200 turkeys, or 475 layer chickens will equal one BionAnimal.

     As of September 30, 1997 the Company has nine systems containing 4,730 BionAnimals that are on line and producing biosolids which will be processed into BionSoil. Further, the Company has signed contracts covering six additional systems that will contain 4,575 BionAnimals that are not yet in production. These systems are in various stages from preliminary design through construction. As a result, the Company has fifteen systems containing 9,305 total BionAnimals in production or covered by signed contracts. The Company estimates that these BionAnimals should produce approximately 93,000 cubic yards of processed BionSoil per year when all of the systems are on line, which is currently expected to occur within the next nine to twelve months*.

     The Company did not meet its systems sales and BionAnimal projections for the fiscal year ended June 30, 1997 due to a number of factors, including but not limited to capital availability, the decision to close the Company's Washington state operations, uncertainty created in certain markets due to pending legislation which could directly impact animal waste treatment and disposal practices, the decision to cancel certain agreements and/or contracts for systems that were not profitable, and the decision to renegotiate certain of its existing agreements for systems to establish more equitable terms (which systems have been removed from the above system and BionAnimal totals until such time as the renegotiations result in new signed contracts).

     As systems are brought on line and biosolids harvested, BionSoil, Inc. (the Company's other wholly-owned subsidiary) will purchase (for cash) the harvested material from Bion Technologies, Inc. to process it into final products for sale to customers *. Subsequently, some farms may be paid fees as royalty for the biosolids *. These payments may represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems *. Most large animal raising facilities have substantial operating costs associated with the disposal of waste products which are produced in large quantities at these facilities*. With the construction and operation of a Bion NMS on a farm site, many of these costs can be substantially reduced or eliminated, and the farm may also receive a revenue stream from the cash payments made by the Company to the farm *.

     Initial BionSoil harvests have been made during the last twelve months of approximately 12,500 cubic yards. Of that amount, 2,110 cubic yards of BionSoil were sold in bulk at prices ranging from $4.00 to $20.00 per yard. Small quantities of processed and bagged BionSoil, in 20 to 75 pound bags, have been sold to organic farmers, nurseries, and at farmers markets and green markets in New York and Florida for the equivalent of $40.00 to $100.00 per cubic yard. During the year ended June 30, 1997, the first distribution to retail outlets was initiated with Agway stores in western New York. Deliveries averaging six pallets per store were made to 15 Agway retail stores. This product is being sold to Agway at introductory prices of $65.00 per cubic yard ($1.625 per 25-pound bag). Additionally, at the Company's Hermitage New York facility, BionSoil is being blended with Sphagnum peat moss and processed into both 20 pound and 40 pound bags. The Company estimates it will manufacture 200,000 bags in preparation for sale to the retail market in the Spring of 1998 *. The average selling price during the past fiscal year for bulk, unprocessed BionSoil was $9.88 per cubic yard, and for processed and bagged BionSoil was $87.89 per cubic yard. It should be noted, however, that a large part of this BionSoil was from first harvests of various systems which, due to start-up issues, yield a lower quantity of high quality product.

     While sales of Bion NMS systems have been sporadic over the last four years, and significant quantities of BionSoil have only recently become available, the Company believes it has clearly demonstrated the technology with ten systems in successful operation, seven of which have been on line for more than two years. Additionally, through both Company performed and independent university sponsored testing, BionSoil has been shown to clearly enhance plant growth performance. Based on these results and analysis of the Company's potential markets, a series of aggressive goals for system sales and installations have been established. These goals which, if actually achieved, would result in a major expansion of the Company, are based on historical sales during the past year, the large number of proposals and preliminary agreements currently being prepared, and the apparent steadily increasing interest in Bion NMS systems in the large animal agriculture area*.

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

     The Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent information available from the U.S. Department of Agriculture) and developed the data presented below for the target market segments for system sales. The Company has analyzed the economics of system installation and operation as they relate to the size of farms, and based on this analysis has established a potential target universe of approximately 14 million BionAnimals which are on large farms, and therefore are believed by the Company to be potential candidates for system installation *. On the basis of these assumptions and the analysis done, the goal for fiscal year 1998 system sales (and the associated BionAnimals) would represent approximately a 0.3% market penetration in fiscal 1998, and the goal for fiscal year 2000, if achieved, would represent approximately a 1.4% market penetration *.

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

     Based on current pricing experience, a review of prices for soils and soil-enhancing products in the market, target market segment strategies being developed, and limited sales to date, the Company believes that BionSoil will sell at no less than $10 per cubic yard when sold unprocessed in bulk, and will sell for higher prices when processed and bagged, prices which may rise to $100 per cubic yard (or greater) *. Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, and projected costs as volume levels increase to the forecast levels, the Company has established projected costs for the various levels of processing required to sell BionSoil products *. Therefore, given the contract terms and projected costs of production and sales, the potential return to the Company from BionSoil products sales alone has been projected for a series of potential price points (and the implied processing levels required to achieve the products to be sold at these price points) *. Table 1 presents this information for six selected price points *. This table has been prepared based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products *. While this information represents management's best estimates for possible future performance, there can be no guarantee that these projections will be achieved *.

     Table  1  *




     Projected                                            Projected
 BionSoil Selling          Projected                  Annual Gross Margin
                                                     --------------------
Price  Per  Cubic            Bion                    Per Cubic      Per Bion
     Yard  *              Expenses  *                  Yard *       Animal *
------------          -----------                    ----------     ----------
     $  10  *          $    8  *                      $  2  *       $  20  *
        20  *              13  *                         7  *          70  *
        40  *              28  *                        12  *          120  *
        60  *              37  *                        23  *          230  *
        80  *              40  *                        40  *          400  *
       100  *              43  *                        57  *          570  *


     Income from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system *. These gross margins would be expected to be repeated each year thereafter for as long as the installations remain in operation *. No fees for system installation, licensing, or management are included in these projections *.

     If the Company is successful in bringing targeted systems on line producing BionSoil within the 12 to 15 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks as explained below) and is successful in realizing a target average sales price of $40 per cubic yard (starting in fiscal year 1998)(which also cannot be assured and is subject to numerous and substantial risks as explained below), each BionAnimal would contribute $400 of revenue per year to the Company, resulting in projected gross margins of $120 per year *. Under the terms of most Bion NMS agreements, this contribution to revenue and gross margin is anticipated to continue for at least a 15-year period (the term of most Bion NMS system contracts before extension (if any) for additional years) *. If the net present value (discounted at 10%) of this gross margin cash flow is calculated for this 15-year period, the Company projects that each BionAnimal is anticipated to have approximately $950 net present value to the Company *.

     Table 2, below, summarizes this net present value projection for the BionSoil selling prices reflected in Table 1, above *.

     Table  2  *


  Projected                                      Projected
BionSoil  Selling                         15  Year  Net  Present
  Price  Per                              Value  of  Per  Animal
 Cubic  Yard  *                           Annual  Gross  Margins  *
---------------                           -------------------------
     $    10  *                               $      158  *
          20  *                                      555  *
          40  *                                      952  *
          60  *                                    1,826  *
          80  *                                    3,176  *
         100  *                                    4,525  *


     In  the  past  the  Company  has  lost money on system design, permitting support,  construction oversight and initial system operation.  However, based on  experience  to date, the Company has established pricing for its contracts that  the  Company  believes  will,  independent of BionSoil revenues, will be sufficient  to  cover  direct  expenses  (such  as  system  design, permitting support, construction oversight and initial system operation) related to these
system  installations  *.    Even  though  the  Company  is extremely small at
present,  has not yet developed substantial market penetration, needs to raise additional  capital, and has (and is continuing to accrue) losses to date, the potential  return  based  on  the  Company's  growth  goals is apparent if the
Company  is  successful  in  achieving  its  targets  *.

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

     As  the  Company  has  never  operated at a profit and has a negative net worth  at  the  present  time,  its  ability to successfully confront even the currently identified challenges which lie ahead in meeting its stated goals is
far  from  certain.    It  is  likely  that  the  Company will face additional
challenges  which  have  not  as  yet  even been identified.  In the event the
Company  is  not  able  to obtain sufficient outside funding to accomplish its goals  within  the  time periods indicated, the goals will not be met.  In the event  the  Company  is  not  able  to  successfully overcome the other stated
obstacles  in  the  process  of  making  future  sales within the time periods indicated,  the  goals  will  not be met.  As the Company's operations are not currently  profitable,  readers  are further cautioned that, if the Company is not  successful in obtaining outside funding in an amount sufficient for it to meet its operating expenses even at its current level, the Company's continued
existence  is  uncertain.

     OTHER  INFORMATION
     ------------------


PART  II
--------

ITEM  1.          Legal  Proceedings.

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM  2.          Changes  in  Securities.

(c) The following securities were sold in the quarter ended September 30, 1997 without registering the securities under the Securities Act.:

  90,500 shares of restricted and legended Common Stock to nine investors in privately negotiated transactions for an aggregate amount of $271,500.

  29,849 shares of restricted and legended Common Stock to one investor under the terms of a 1992 agreement granting such investor a preemptive right to acquire such shares for an aggregate amount of $55,220.65.

  598 shares of restricted and legended Common Stock to two employees in lieu of cash for services rendered valued at, in aggregate, $2,503.50.

  3,202 shares of restricted and legended Common Stock to a shareholder for rent and services valued in aggregate at $10,725.


The  shares  of  the  Company's Common Stock which were issued pursuant to the transactions  set forth above were issued in reliance upon the exemptions from registration  afforded  by  Sections  3(b),  4(2),  or other provisions of the
Securities  Act  of  1933,  as  amended.    Each  of  the persons to whom such
securities  were  issued  made  an  informed  investment  decision  based upon negotiation  with  the  Company  and  was  provided  with appropriate offering documents  and  access  to  material  information  regarding the Company.  The
Company  believes  that such persons had knowledge and experience in financial and  business matters such that they were capable of evaluating the merits and risks  of  the  acquisition  of  the Company's Common Stock in connection with these  transactions.  All certificates representing such common shares bear an appropriate  legend  restricting  the  transfer  of such securities, except in accordance  with  the  Securities  Act  of 1933, as amended, and stop transfer instructions  have been provided to the Company's transfer agent in accordance therewith.

ITEM  3.          Defaults  Upon  Senior  Securities.    None

ITEM  4.          Submission  of  Matters to a Vote of Security Holders.  None

ITEM  5.          Other  Information.

The  Agreement  between  Bion  Technologies, Inc. and Bowman Family Farms, LLC
dated October 8, 1997 has been amended to, among other things, extend the date for  satisfaction  of the two contingencies from November 15, 1997 to November
30,  1997,  and  change  Bowman  Family Farms, LLC to Crystal Springs, LLC and
Bowman  Family  Farms,  Inc.    See  Exhibit  10.1  below.

ITEM  6.          Exhibits  and  Reports  on  Form  8-K.
     (a)    Exhibits:
10.1  Amended  Agreement  between  Bion
      Technologies,  Inc.  and  Crystal  Springs,
      LLC  and  Bowman  Family  Farms,  Inc.
      27  Financial  Data  Schedule.
     (b)    Reports  on  Form  8-K:
       Form  8-K  (dated  September  1,  1997)
      reporting  on  item  5.
      Form  8-K  (dated  September  30,  1997)
      reporting  on  item  5  &  7.
Form  8-K/A  (dated  September  30,  1997)
 reporting  on  items  5  &  7.







     SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


     Bion  Environmental  Technologies,  Inc.




          /s/  M.  Duane  Stutzman
     -----------------------------
M.  Duane  Stutzman,  Chief  Financial
   Officer




Dated:        November  13,  1997
          -----------------------





Bion Technologies, Inc.
-----------------------







