Form 10QSB
period 1997-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1998-02-17
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                       FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   December 31, 1997 OR
                                                    -------------------
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER    0-19333
                       ----------


                      Bion Environmental Technologies, Inc.
     ------------------------------------------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     Colorado                        84-1176672
-------------------             ---------------------
(STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)


   555 17th Street, Suite 3310
      Denver, Colorado                   80202
----------------------           ------------------
ADDRESS OF PRINCIPAL                 (ZIP CODE)
 EXECUTIVE OFFICES)


             (303) 294-0750
----------------------------------------
REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)



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

The number of shares outstanding of registrant's classes of common equity, as of February 12, 1998:

     Common  Stock,  No  Par  Value,  8,602,455

Bion  Environmental  Technologies,  Inc.                           Form 10-QSB
           December  31,  1997




     INDEX



PART  I   FINANCIAL INFORMATION                                PAGE NO.
-------   ---------------------                                --------


ITEM  1   FINANCIAL  STATEMENTS

          Consolidated  Balance  Sheets:
          June  30,  1997  and
          December  31,  1997                                     F2

          Consolidated  Statements  of  Operations:
          For  the  Six  Month  Periods  Ended
          December  31,  1996  and
          December  31,  1997                                     F3

          Consolidated  Statements  of  Operations:
          For  the  Three  Month  Periods  Ended
          December  31,  1996  and
          December  31,  1997                                     F4

          Consolidated  Statement  of  Changes  in
          Stockholders'  Equity                                   F5

          Consolidated  Statements  of  Cash  Flows:
          For  the  Six  Month  Periods  Ended
          December  31,  1996  and
          December  31,  1997                                  F6-F7

          Notes  to  Consolidated  Financial  Statements       F8-F11


ITEM  2   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
           PLAN  OF  OPERATION                                  3



PART  II   OTHER  INFORMATION
--------   ------------------


ITEMS  1-6                                                     20

     FINANCIAL  INFORMATION


PART  I

ITEM  1.    FINANCIAL  STATEMENTS

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                           Consolidated  Balance  Sheets

                                           December  31,        June  30,
                                               1997                1997
                                           ------------        ------------
                                            (Unaudited)          (Audited)
     Assets
Current  assets
 Cash  and  cash  equivalents               $    56,939         $    9,232
 Accounts receivable/contract receivable
  (net of allowance of $32,000)                  56,057             72,963
 Work in progress (net of allowance
   of  $30,000)                                 224,612            168,000
 Assets held for resale                         338,000            600,000
     Total  current  assets                     675,608            850,195

Property  and  equipment,  net                  227,712            244,824

Other  assets
 Patents,  net                                   44,654             38,660
 Deferred  long-term  contract  costs            77,333             77,333
 Other                                           21,694             11,694
     Total  other  assets                       143,681            127,687

     Total  assets                         $  1,047,001       $  1,222,706


     Liabilities  and  Stockholder  (Equity)
Current  liabilities
 Accounts  payable                         $    282,779       $    302,820
 Accounts  payable  -  related  party            13,251             29,426
 Line-of-credit  -  stockholder                 130,000            105,000
 Notes  payable                                 192,000            325,000
 Notes  payable  -  stockholders                 82,171             82,171
 Capital  lease  obligations                     65,198             62,546
 Accrued  expenses                               14,741             36,359
 Accrued  payroll                               219,250            135,500
     Total  current  liabilities                999,390          1,078,822

Long-term  liabilities
 Capital  lease  obligation                     115,258            149,488
 Deferred  contract  revenue                    181,000            181,000
     Total  liabilities                       1,295,648          1,409,310

Commitments  and  contingencies

Stockholders'  (deficit)
 Preferred  stock,  $.001  par
  value  10,000,000 Series  B
  shares  authorized,  0
  (December  31,  1997)  and
  18,834  June  30,  1997
  shares  issued  and  outstanding                    0             95,482
 Common  stock,  no  par  value,  100,000,000
  shares  authorized,  4,019,869  (December  31,
  1997)  and  3,696,816  (June  30,  1997)
  shares  issued  and  outstanding            9,118,840          7,983,274
 Common  stock  subscribed                      600,815            627,822
 Accumulated  deficit                        (9,968,302)        (8,893,182)
     Total  stockholders'  (deficit)           (248,647)          (186,604)

     Total  liabilities  and
       stockholders'(deficit)              $  1,047,001       $  1,222,706

     See  Notes  to  Consolidated  Financial  Statements

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
                              AND SUBSIDIARIES

                  Consolidated  Statements  of  Operations


                                                   Six  Months  Ended
                                                      December  31
                                                 -----------------------
                                                    1997         1996
                                                 ---------     ---------
                                                (Unaudited)   (Unaudited)

Contract  revenues                             $    140,749    $     61,807

Contract  costs                                     280,992         285,702
                                                -----------      ----------

     Gross  profit  (loss)                         (140,243)       (223,895)

General  and  administrative  expenses              776,102         796,533
                                                 ----------      ----------

Loss  from  operations                             (916,345)     (1,020,428)

Other  income  (expense)
 Interest  income                                     2,786         107,194
 Interest  expense                                  (46,814)       (141,334)
 Research  and  development                        (109,855)        (66,887)
 Gain  (loss)  on  sale  of  assets                    (239)              0

 Net  (loss)                                    $(1,070,467)    $(1,121,455)
                                                 ==========      ==========

Basic (Loss) per weighted average share of
 common  stock                                  $     (0.28)    $     (0.63)
                                                 ==========      ==========

Weighted  common  shares  outstanding             3,865,514       1,768,698
                                                 ==========      ==========




     See  Notes  to  Consolidated  Financial  Statements


                         BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                   AND SUBSIDIARIES

                       Consolidated  Statements  of  Operations

                                                  Three  Months  Ended
                                                      December  31
                                                 ---------------------
                                                   1997         1996
                                                 --------     --------
                                                (Unaudited) (Unaudited)

Contract  revenues                              $  115,912    $   26,260

Contract  costs                                    187,423       173,520
                                                 ---------     ---------

     Gross  profit  (loss)                         (71,511)     (147,260)

General  and  administrative  expenses             305,005       455,101
                                                 ---------      ---------

Loss  from  operations                            (376,516)     (602,361)

Other  income  (expense)
 Interest  income                                      927         2,064
 Interest  expense                                 (23,910)      (73,399)
 Research  and  development                        (57,098)      (32,336)
 Gain  (loss)  on  sale  of  assets                   (369)            0
                                                  --------     ---------

Net  (loss)                                      $(456,966)    $(706,032)
                                                  ========      ========

Basic (loss) per weighted average share of
 common  stock                                   $   (0.12)    $   (0.39)
                                                  ========      ========


Weighted  common  shares  outstanding             3,957,371    1,819,820
                                                  =========    =========




     See  Notes  to  Consolidated  Financial  Statements

                     BION  ENVIRONMENTAL  TECHNOLOGIES,  INC.
                                AND  SUBSIDIARIES

      Consolidated  Statement  of  Changes  in  Stockholders'  Equity


                              Series B                                Common
                           Preferred Stock       Common Stock         Stock
                         Shares      Amount    Shares     Amount    Subscribed
                        --------   ---------  --------   --------  -----------


Balances at June 30,
 1997                    18,834  $   95,482  3,696,816 $7,983,274  $    627,822

Conversion of common
 stock subscriptions
 to common stock            --          --         598     $2,503        (2,503)

Common stock subscriptions
 for services               --          --         --         --         47,500

Issuance of common stock
 for  cash                  --          --     123,849    340,721            --

Issuance of common stock
 for services               --          --      19,659     76,553            --

Dividends declared, preferred
 stock Series B             --          --         --         --             --

Net (loss) for the period
 ended September 30, 1997   --          --         --         --             --

Balances at September 30,
 1997                     18,834     95,482  3,840,922 8,403,051        672,819

Conversion of common stock
 subscriptions to common
 stock                      --          --         --        723          2,504

Common stock subscriptions
 for services               --          --         --         --        (69,500)

Dividends declared, preferred
 stock Series B             --          --         --         --            --

Conversion of Preferred B
 Stock into common stock (18,834)   (95,482)   18,834     95,482            --

Issuance of common stock
 for cash                   --          --    144,374    574,992            --

Issuance of common stock
 for services               --          --      4,692     11,850            --

Issuance of common stock for
 series B preferred
 dividends                  --          --     10,324     30,961            --

Net (loss) for the period
 ended December 31, 1997    --          --        --         --             --

Balances at December 31,
 1997                   $   --     $    --  4,019,869  $9,118,840      $600,815

continued below

                                             Accumulated
                                              (Deficit)                Total
                                           --------------           -----------

Balances at June 30, 1997                   $(8,893,182)          $   (186,604)

Conversion of common stock subscriptions
 to common stock                                    --                     --

Common stock subscriptions
 for services                                       --                  47,500

Issuance of common stock for cash                   --                 340,721

Issuance of common stock for services               --                  76,553

Dividends declared, preferred stock
 Series B                                        (2,543)                (2,543)

Net (loss) for the period ended
 September 30, 1997                            (613,501)              (613,501)

Balances at September 30, 1997               (9,509,226)              (337,874)

Conversion of common stock
 subscriptions to common stock                      --                      --

Common stock subscriptions for
 services                                           --                 (69,500)

Dividends declared, preferred
 stock Series B                                  (2,110)                (2,110)

Conversion of Preferred B Stock
 into common stock                                  --                      --

Issuance of common stock for cash                   --                 574,992

Issuance of common stock for services               --                  11,850

Issuance of common stock for series B
 preferred dividends                                --                  30,961

Net (loss) for the period ended
 December 31, 1997                              (456,966)                  --

Balances at December 31, 1997                  ($248,647)              $   --


     See  Notes  to  Consolidated  Financial  Statements

                        BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                   AND SUBSIDIARIES

                     Consolidated  Statements  of  Cash  Flows

                                                   Six  Months  Ended
                                                      December  31,
                                                  ---------------------
                                                    1997          1996
                                                  --------      -------
                                                 (Unaudited)  (Unaudited)

Cash  flows  from  operating  activities
 Net  (loss)                                     $(1,070,467) $(1,121,455)
 Adjustments  to  reconcile  net  loss  to
  net cash  provided/used  by  operating
  activities  -
   Depreciation  and  amortization                    26,586       15,850
   Issuance  of  subscribed  stock
     for  services                                   (27,007)           0
   Issuance  of  stock  for  services
     and  interest                                    93,410      641,145
    Change  in  assets  and  liabilities  -
     Contract  receivables                           (39,706)     (12,785)
     Prepaid  expenses                               (10,000)        (767)
     Accounts  payable  and  accrued
      liabilities                                    (31,526)     140,722
     Accrued  payroll                                 83,750     (139,917)
                                                   ----------    --------

     Net  cash  (used  in)  operating  activities   (974,960)   (477,207)
                                                    --------    --------

Cash  flows  from  investing  activities
 Investments  in  patents                             (7,706)          0
 Investments  in  equipment                           (7,762)          0
                                                    --------    --------
     Net  cash  (used  in)  provided  by
      investing activities                           (15,468)          0
                                                    --------    ---------

Cash  flows  from  financing  activities
 Payments  on  notes  payable                       (133,000)          0
 Line  of  credit                                     25,000      71,120
 Proceeds  from  sale  of  stock                     915,713     304,691
 Payments  on  capital  lease  obligations           (31,578)    (40,431)
 Proceeds  from  the  sale  of  warrants                   0      31,250
 Proceeds  from  the  sale  of  assets               262,000           0
                                                    ---------   --------

     Net  cash  provided  by  financing
      activities                                   1,038,135     366,630
                                                   ---------     --------

Net  increase (decrease) in cash and
 cash equivalents                                     47,707    (110,577)

Cash  and  cash  equivalents  at
 beginning of period                                   9,232     118,612
                                                    --------     -------

Cash  and  cash  equivalents  at  end
   of  period                                      $  56,939    $  8,035
                                                    ========      =======

                    See notes to consolidated financial statements.

     Footnote:
Supplemental  disclosure  of  cash  flow  information
     Cash  paid  for  interest  was  $26,869  (1997)  and  $73,337  (1996).


Supplemental  disclosure  of  non-cash  financing  activities
     For  the  six  months  ended  December  31,  1997  -
     Declared and accrued dividends of $4,653 for preferred stock Series B. Converted $5,007 of common stock subscribed into 1,321 shares of common stock.
     Converted 18,834 shares of Series B preferred stock to 18,834 shares of common stock valued at $95,482.

     Issued $30,961 of common stock (10,324 shares) as payment of accrued Series B preferred dividends.

     For  the  six  months  ended  December  31,  1996  -
     Entered  into  a  capital  lease  for  equipment  for  $135,052.
     Declared  and  accrued  dividends  of  $5,085  for  preferred  stock
     Series B.

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
---------------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of their products. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of December 31, 1997, the Company has incurred accumulated losses totaling $9,968,302, resulting in a accumulated stockholders' deficit of $248,647. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil' are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note  3  -  Cost  and  Estimated  Earnings  on  Uncompleted  Contracts
----------------------------------------------------------------------

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:


                                   December  31,            June  30,
                                       1997                   1997
                                   ------------            -----------
  Costs incurred on contracts       $1,710,766              $1,434,719
  Estimated  (losses)                 (677,101)               (536,858)
                                    ----------               ---------
                                     1,033,665                 897,861
     Less  billings  to  date         (905,318)               (833,528)
                                    ----------               ---------
                                    $  128,347               $  64,333
                                     =========                ========

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES


                  Notes to Consolidated Financial Statements


Note  4  -  Capital  Structure
------------------------------

The following details the capital structure of the Company as of February 5, 1998:

   Common  Stock
   -------------

     The Company had 8,586,455 shares of Common Stock issued and outstanding and 334 shares of subscribed stock.

   Options  and  Warrants
   ----------------------

     The Company has outstanding options and warrants (including all options listed in Footnote 5, Subsequent Events) as follows:

Options outstanding under the Fiscal Year 1994 Incentive Compensation Plan and the Non Employee Director Compensation Plan:


Director  ($1.72)                      10,000
Director  ($2.27)                      10,000
                                     --------
                                       20,000

Employee  ($4.00)                      34,062
Employee  ($5.00)                      17,500
Employee  ($6.00)                      26,556
Employee  ($6.25)                      15,000
Employee  ($6.75)                      21,000
Employee  ($7.25)                      55,000
Employee  ($8.00)                      26,554
Employee  ($10.00)                     10,000
Employee  ($12.50)                     10,000
Employee  ($15.00)                     10,000
                                       ------
                                      225,672

Warrants  outstanding  as  of  November  5,  1997  consist  of  the following:

 $3.00  warrants:
 exercisable  1/22/96  through  1/21/01:               3,678
 exercisable  8/21/96  through  8/20/01:              14,500
 exercisable  9/13/96  through  9/12/01:                 827
                                                 -----------
     Total  $3.00  warrants                           19,005

$4.00  warrants:
 exercisable  6/5/97  through  6/30/99:               35,000
                                                    --------
     Total  $4.00  warrants                           35,000

$5.00  warrants:
 exercisable  6/20/96  through  6/20/99:              25,000
 exercisable  8/21/96  through  8/20/01:              10,000
                                                    --------
     Total  $5.00  warrants                           35,000

$6.00  warrants:
 exercisable  6/5/97  through  6/30/00:              100,000
 exercisable  3/1/98  through  10/1/99:               50,000
 exercisable  6/9/98  through  12/31/01:               3,750
 exercisable  2/1/97  through  12/31/01:              10,000
 exercisable  4/21/97  through  4/20/02:               4,172
                                                   ---------
     Total  $6.00  warrants                          167,922

$8.00  warrants:
 exercisable  2/1/97  through  12/31/01:              10,000
 exercisable  6/9/99  through  12/31/01:               3,750
                                                   ---------
     Total  $8.00  warrants                           13,750

$10.00  warrants:
 exercisable  2/1/97  through  12/31/01:              10,000
 exercisable  6/9/99  through  12/31/01:               3,750
                                                   ---------
     Total  $10.00  warrants                          13,750

$12.50  warrants:
 exercisable  2/1/97  through  12/31/01:              10,000
 exercisable  6/9/99  through  12/31/01:               3,750
                                                   ---------
     Total  $12.50  warrants                          13,750

$15.00  warrants:
 exercisable  2/1/97  through  12/31/01:              10,000
 exercisable  1/1/00  through  12/31/01:           2,832,909
                                                   ---------
     Total  $15.00  warrants                       2,842,909

 Total  of  all  warrants  currently  outstanding  3,141,086



NOTE  5  -  Subsequent  Events
------------------------------

Effective January 26, 1998 the Company made awards to four employees under the 1994 Incentive Stock Plan. The Company granted 25,000 options at an exercise price of $7.25 per share (exercisable from 01/26/98 - 12/31/98).

Effective January 26, 1998 the Company issued to M. Duane Stutzman, the Company's Chief Financial Officer, 20,000 options at an exercise price of $7.25 per share (exercisable from 01/26/98 - 12/31/98).

------
Effective  January  1, 1998 the Company converted 188,238 shares of subscribed
stock  to  188,238  shares  of  common  stock.    The subscribed stock was for
deferred  compensation  to  various  officers  and  employees.

Effective January 1, 1998, holders of 84% of the Company's common stock (post transaction) participated in an exchange transaction (the "EXCHANGE") conducted pursuant to Section 351 of the Internal Revenue Code of 1986 as amended that resulted in the exchange of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants at $15.00 per share for a 24 month period commencing on January 1, 2000. ( See 8K/A dated December 1, 1997.)

Note  6  -  Basic  and  Fully  Diluted  Loss  Per  Common  Share
----------------------------------------------------------------

During the second quarter of fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. In accordance with FAS 128, all prior periods have been restated to conform to the new methodology. The restated amounts did not differ materially from amounts previously reported. Due to the Company's loss from operations, all dilutive potential common stock is antidilutive and therefore no diluted earnings per share is presented.

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

     The Company currently has systems treating swine, dairy, fruit and juice processing, and sugar cane plantation waste streams in Florida, New York, North Carolina, and Washington. The Company is in the process of designing or monitoring the installation of over forty additional systems, raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

Liquidity  and  Capital  Resources
----------------------------------

     The Company's current ratio as of December 31, 1997 was 0.68 : 1.0 as compared to 0.79 : 1.0 as of June 30, 1997. Cash as of December 31, 1997 increased to $56,939 as compared to $9,232 as of June 30, 1997.

     During the six months ended December 31, 1997, the Company borrowed $7,000 from a shareholder at 1% interest per month. The Company also sold two of the three Properties Held For Resale for $262,000. As a result of this transaction the Company repaid a note payable plus interest in the amount of $145,401, received cash in the amount of $116,360, and recorded a loss on the sale of assets of $239.

     As of December 31, 1997 the Company has drawn $130,000 against the October 26, 1996 line-of-credit with a shareholder. (See 8-K dated December 1, 1996.)

     Also, during the six months ended December 31, 1997 the Company sold 268,223 shares of restricted and legended common stock for net cash of $915,713, issued 24,351 shares of restricted and legended common stock valued at $88,403 for services, and converted 1,321 shares of subscribed stock to 1,321 shares of restricted and legended common stock valued at $5,007. The Company has increased subscribed stock by $47,500 for legended and restricted common stock awarded but not issued to certain employees and an officer as additional compensation.

     During the six months ended December 31, 1997, the Company issued awards to all current employees (excluding the Company's officers and directors) under the Company's Fiscal Year 1994 Incentive Plan totaling 27,762 options with an exercise price of $4.00 per share, 27,756 options with an exercise price of $6.00 per share, 27,754 options with an exercise price of $8.00 per share, 10,000 options with an exercise price of $10.00 per share, 10,000 options with an exercise price of $12.50 per share, and 10,000 options with an exercise price of $15.00 per share; all of the above options expire on December 31, 2001. The options will vest as follows: for employees with less than one year of service, the first third shall vest on their one year employment anniversary date, the second third shall vest on the second anniversary date, and the last third on their third anniversary. For employees with more than one year of service, the first third shall vest on the above effective date, and the second and last third shall vest twelve and twenty-four months thereafter respectively.

     During the six months ended December 31, 1997, the Company authorized the issuance of restricted stock and warrants to purchase stock to M. Duane Stutzman, the Company's Chief Financial Officer, as follows: (a) 10,000 shares of the Company's restricted and legended common stock (subscribed stock), (b) 20,000 warrants with an exercise price of $6.00 per share commencing on January 1, 2001, (c) 25,000 warrants with an exercise price of $4.00 per share, 25,000 warrants with an exercise price of $6.00 per share, and 20,000 warrants with an exercise price of $8.00 per share, all three classes of warrants will vest and become exercisable commencing September 15, 1997; (d) 40,000 warrants with an exercise price of $10.00 per share which will vest and become exercisable on September 15, 1998; (e) 30,000 warrants with an exercise price of $12.50 per share and 30,000 warrants with an exercise price of $15.00 per share which will vest and become exercisable on September 15, 1999. All classes of warrants discussed in this paragraph are to purchase restricted and legended shares of common stock of the Company and will expire on December 31, 2001.

     During the six months ended December 31, 1997, the Company issued the following: to Jon Northrop, the Company's Chief Executive Officer, and to Jere Northrop, President of the Company, 75,000 Class E-1 warrants each to purchase the Company's restricted and legended common stock at $6.00 per share with the exercise period commencing on January 1, 2001 and expiring on December 31, 2001, and 150,000 Class X warrants each to purchase restricted and legended common stock of the Company at a price of $10.00 per share with the exercise period commencing January 1, 2003 and expiring December 31, 2003.

     During the six months ended December 31, 1997 the Company granted, pursuant to the Company's 1996 Nonemployee Director Stock Option Plan, options to the two outside directors Mr. Cullis and Mr. Schwanekamp for 10,000 shares each (5,000 shares for the year ended June 30, 1996 and 5,000 for the year ended June 30, 1997) at an exercise price of $1.72 and $2.27 per share, respectively commencing on August 20, 1997 and expiring on August 19, 2002.

   The  Company  has  incurred  losses  since  inception  of $9,968,302 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Results  of  Operations
-----------------------

     Comparison  of  the  Six  Months  Ended  December  31,  1997  with
     ------------------------------------------------------------------
     Six  Months  Ended  December  31,  1996
     ---------------------------------------

     Revenue in the six months ended December 31, 1997 was $140,749 compared to $61,807 for the corresponding six month period in 1996, an increase of $78,942. Contract costs were lower ($4,710) in the 1997 six month period due to reduced costs associated with the BionSoil processing in New York and Florida.

     General and administrative expenses were lower by $20,421 in the six month period ended December 31, 1997 due to lower con-sulting expenses
($279,000). The lower consulting expenses are due to reduced use of consultants and the cancellation of a consulting agreement that was recorded as an expense in the fourth quarter of the prior year ($231,000). This credit was partially offset by increased compensation ($144,000), public relations ($84,000), and marketing and selling expenses ($27,000).

     The Company recorded $104,412 less in interest income for the six months ended December 31, 1997. This is the result of the one time sale of Delta Petroleum, Inc. stock associated with the Settlement Agreement and General Release on the UFG note in the first quarter of 1996 (see Form 10-KSB/A dated June 30, 1996). This was the final amount to be collected on the UFG note. The total amount collected is $191,581 in excess of the original principal of the note. The Company also recorded $46,814 in interest expense on its notes to shareholders and capital equipment leases, and $109,855 in research and development costs. As a result of the above, the Company recorded a net loss of $1,070,467 in the six month period ended December 31, 1997, compared to a net loss of $1,121,455 for the six month period ended December 31, 1996.

     The Company will need to increase sales significantly to obtain profitability.

     Comparison  of  the  Three  Months  Ended  December  31,  1997  with
     --------------------------------------------------------------------
     Three  Months  Ended  December  31,  1996
     -----------------------------------------

     Revenue in the three months ended December 31, 1997 was $115,912 compared to $26,260 for the corresponding three month period in 1996, an increase of $89,652. Contract costs were higher by $13,903 in the three month period. The higher contract costs were due to increased activities associated with the bagging operations at the New York processing site. The above resulted in a gross loss for the period ended December 31, 1997 of $71,511 as compared to a gross loss of $147,260 for the same three month period in 1996.

     General and administrative expenses were lower by $150,096 in the period. The lower consulting expenses ($297,000) were due to reduced use of consultants and the cancellation of a consulting agreement that was recorded as an expense in the fourth quarter of the prior year ($231,000). This credit was partially offset by increased compensation ($83,000), public relations ($47,000), and marketing and selling expenses ($25,000).

     The Company recorded $73,399 in interest expense on its notes to shareholders and capital equipment leases and $32,336 in research and development costs. As a result of the above, the Company recorded a net loss of $456,966 for the three months ended December 31, 1997, compared to a net loss of $706,032 for the three months ended December 31, 1996.

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

     The unaudited financial statements contained in this Form 10-QSB show that over $9,700,000 of equity has been invested in the Company through the close of the fiscal quarter ended December 31, 1997. These financial statements also show that, as of that date, the Company had a negative net worth of $248,647, cumulative losses of $9,968,000, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company*s ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as systems sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

     Management believes, however, that additional information is necessary to evaluate the Company and its progress relative to the business it is pursuing, its plans, and the associated value the Company has developed during the last several years. Therefore, the following section of this Form 10-QSB is presented by management to give the reader a better understanding of the development of the business of the Company to date, and its goals for growth in the future.

     WHILE THIS 10-QSB IS FOR THE PERIOD ENDED DECEMBER 31, 1997, FOR TIMELINESS, CLARITY AND ACCURACY, THE DISCUSSION IN THIS SECTION WILL BE BASED ON OPERATIONS THROUGH JANUARY 31, 1998 AND THE CONDITION OF THE COMPANY ON THAT DATE.

     Business  Development
     ---------------------

     The Company's mission is to provide services, systems and products which solve environmental problems with wastes and wastewater and, in appropriate situations, recycle wastes into high value horticultural products which produce superior plant growth performance. The Company currently conducts its business in two complimentary areas: first, the Company designs, markets, installs and oversees the operation of waste, wastewater and storm water treatment systems, primarily in the agricultural and food processing area; and second, markets BionSoil products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich biosolids harvested from certain types of the Company's agricultural systems installed on large dairy and swine farms.

     The main emphasis of the Company's business during the past two years has been on the application of the Bion NMS for large animal raising agricultural facilities. As a result, the Company's focus has been more specifically on: first, the design, sales, installation oversight, operations management, and material harvesting of Bion NMS systems for large dairy and swine facilities; and, second, BionSoil: the processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which are produced from the biosolids harvested from these Bion NMS systems.

     From prior to September 20, 1989, (when Bion Technologies, Inc., one of the subsidiaries of the Company, was incorporated) through at least June 30, 1997, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems.

     As of June 30, 1997 the Company had, in the aggregate, performed studies for, sold, had under construction or in operation systems in four distinct regions: North Carolina, New York, Florida, and the Pacific Northwest (see footnote 1 , below). As of January 31, 1998 the Company's business activities have expanded into Illinois, and western Nebraska in addition (see footnote 2, below).

     Geographic  Expansion
     ---------------------

     The activities of the Company to design, permit, install and operate these systems have established credibility with federal, state, and local regulators and environmental and agricultural professionals. The Company estimates that the cost associated with the required staffing, servicing, and marketing for its systems in new geographic regions, including initial sales calls, design, regulatory approvals, installation and operation through the cash-flow break-even point (the Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed $1,500,000. Based on experience to date in the regions where system sales and installation activity have been focused, the Company estimates that approximately $5.0 million has been expensed related to these matters which has created what might be called "good will," "marketing" and/or "regulatory" value *. (An example of the accumulation of these costs can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina which is described in more detail in footnote 3, below.)

     The Company anticipates continuing its expansion into new areas in the future, and this expansion will require similar additional cash resources which, when expended, will also be expensed and not shown as balance sheet assets *.

     Technology  Expansion
     ---------------------

     The Company has six issued patents (see footnote 4, below) which provide broad coverage of the fundamental technology that underlies the Company's systems and processes. During the remaining two quarters of fiscal year 1998 (which will end on June 30, 1998) the Company is conducting a review of its existing patent position and anticipates that additional patent filings will occur based on this review and as further applications of the technology are developed.

     The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as approximately $4.0 million) was actually expended on system development and the enhancement of the technology and construction of prototype systems that are the basis of the Company's planned future expansion. All of these costs have been expensed by the Company.

     Just as there are additional expenses associated with geographical expansion, there also are additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. Further, the Company anticipates additional expenditures in the near future associated with expansions of the technology into the cattle feedlot and poultry raising businesses where adaptation of the technology is necessary to treat waste with both different characteristics and different collection tech-nologies than for existing dairy or swine waste systems *. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that long term technological value is being created *.

     Financial  Discussion
     ---------------------

     The  Company receives two distinct revenue streams from Bion NMS systems:
1) fees for system design, permitting, start-up and initial operation (and, for selected systems, periodic management or technology license fees); and, 2) after the initial start-up period for a system (commencing approximately 12 to 15 months after the agreement is signed), revenue from the sale of BionSoil and BionSoil-based products produced from the systems.

     BionSoil  Economics
     -------------------

     THE COMPANY TRACKS ITS BIONSOIL BUSINESS ON THE BASIS OF A COMPANY DEFINED STANDARD UNIT (A "BIONANIMAL"), WHICH RELATES BIONSOIL PRODUCTION TO CONFINED ANIMAL WEIGHT. WHEN ALL THE MANURE AND URINE PRODUCED BY ONE BIONANIMAL IS COLLECTED AND CONVERTED INTO BIONSOIL, THE COMPANY ESTIMATES THAT EACH BIONANIMAL WILL YIELD APPROXIMATELY 1 CUBIC YARD OF PROCESSED BIONSOIL PER YEAR *. [NOTE: PRIOR TO JANUARY 31, 1998, THE BIONANIMAL UNIT WAS DEFINED SUCH THAT EACH BIONANIMAL PRODUCED APPROXIMATELY 10 CUBIC YARDS OF PROCESSED BIONSOIL PER YEAR.] THE DEFINITION WAS CHANGED BY THE COMPANY ON
                                  --------------------------------------------
JANUARY  31,  1998  TO  MAKE THE TRACKING OF THE NUMBER OF BIONANIMALS AND THE
  ----------------------------------------------------------------------------
ANNUAL  PRODUCTION  OF  BIONSOIL  ESSENTIALLY  IDENTICAL.
  -------------------------------------------------------


     Using this definition of BionAnimal the Company has developed the following table relating the number of confined animals in agricultural installations to the number of BionAnimal equivalents they represent based on data available from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) to show the BionAnimal count of animals raised in typical large animal raising facilities where all wastes are captured:

     Table  1


   Animal                          Approximate Equivalent BionAnimals
   ------                          -----------------------------------

                                     New  Definition    Old  Definition
One  dairy  cow                           10.00                 1.000
One  steer                                 4.50                 0.450 (2.2 = 1)
One  market  hog                           0.90                 0.090 (11 = 1)
One turkey                                 0.05 (20 = 1)        0.005 (200 = 1)
One  layer chicken                         0.02 (48 = 1)        0.002 (475 = 1)

     As Bion NMS systems are brought on-line and biosolids are harvested, BionSoil, Inc. (the Company's other wholly-owned subsidiary) will purchase the harvested material from Bion Technologies, Inc. to process it into final products for sale to customers *. Subsequently, some farms may be paid fees as royalty for the biosolids *. These payments may represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems *. Most large animal raising facilities have substantial operating costs associated with the disposal of waste products which are produced in large quantities at these facilities *. With the construction and operation of a Bion NMS on a farm site, many of these costs can be substantially reduced or eliminated, and the farm may also receive a revenue stream from the cash payments made by the Company to the farm *.

     BionSoil harvests to date have been from relatively new systems and the Company has been devoting substantial effort to develop appropriate technology and sites for processing the material for sale. Relatively small quantities of BionSoil have been sold during the last twelve months. Of the amount sold approximately 1,640 cubic yards of BionSoil were sold in bulk at prices ranging from $10.00 to $25.00 per yard. Small quantities of processed and bagged BionSoil, in 20 to 75 pound bags, have been sold to organic farmers, nurseries, and at farmers markets and green markets in New York and Florida for the equivalent of $40.00 to $100.00 per cubic yard. The Company's first distribution to retail outlets was initiated in 1997 with Agway stores in western New York. Deliveries averaging six pallets per store were made to 15 Agway retail stores. This product was sold to Agway at introductory prices of $65.00 per cubic yard ($1.625 per 25-pound bag). Additionally, at the Company's Hermitage New York facility, BionSoil is being processed, blended with Sphagnum peat moss and bagged in both 20 pound and 40 pound bags. The Company estimates it will manufacture approximately 200,000 bags in preparation for sale to the retail market in the Spring of 1998 at wholesale prices to the Company of $1.97 and $2.97 for 20 and 40 pounds respectively (resulting in prices per cubic yard of $80.00 and $108.00 *. The average selling price for BionSoil during the past fiscal year was $12.40 per cubic yard for bulk, unprocessed BionSoil, and $68.50 per cubic yard for processed and bagged BionSoil. It should be noted, however, that a large part of this BionSoil was from first harvests of various systems which, due to start-up issues, yield a lower quantity of high quality product.

     While sales of Bion NMS systems have been sporadic over the last four years, and significant quantities of BionSoil have only recently become available, the Company believes it has clearly demonstrated the success of the technology with 12 agricultural Bion NMS systems in operation, 7 of which have been on line for more than two years. Additionally, through both Company performed and independent university sponsored testing, BionSoil has been shown to clearly enhance plant growth performance (see footnote 5, below).

     Based on these results, an analysis of the Company's potential markets, historical sales during the past year, the large number of proposals and preliminary agreements currently being prepared, and the apparent steadily increasing interest in Bion NMS systems in the large animal agriculture area, a series of aggressive goals for system sales and installations were established by the Company at the start of the current fiscal year *.

     The primary long range goal established by Company management in June 1997 sets as a target a level of 250 systems under contract containing 2,000,000 BionAnimals by June 30, 2000, the end of the Company's fiscal year 2000 *. To support achievement of this long range goal the Company has established the addition of 40 systems under contract (containing 300,000 BionAnimals) as its sales target for June 30, 1998 *. Achievement of this short term goal would result in the Company having contracts for a total of 64 systems containing 389,000 BionAnimals by June 30, 1998. The Company is developing strategic plans with each of its regional offices to achieve the fiscal year 2000 sales goal as well as the short range plans to accomplish the fiscal year 1998 goal *. If the Company's goal for growth through fiscal 2000 is met and all of the targeted systems are brought into production in accordance with the goals established by management, after appropriate start-up period, approximately 2,000,000 cubic yards per year of BionSoil and BionSoil products would be available for sale in fiscal years commencing after fiscal year 2000 *.

     Note  that  the  Company  did  not  meet the systems sales and BionAnimal
                               --------
projections it had established for the fiscal year ended June 30, 1997 due to a number of factors, including but not limited to capital availability, the decision to close the Company's Washington state operations, uncertainty created in certain markets due to pending legislation which could directly impact animal waste treatment and disposal practices, the decision to cancel certain agreements and/or contracts for systems that were not profitable, and the decision to renegotiate certain of its existing agreements for systems to establish more equitable terms (which systems have been removed from all system and BionAnimal totals until such time, if ever, as the renegotiations result in new signed contracts).

     However, in the first seven months of fiscal year 1998 (which period ended January 31, 1998), the Company has signed contracts for 45 systems containing  620,000  BionAnimals  as  compared  to  its  goal  of  signing  40 additional systems containing 300,000 BionAnimals for the fiscal year ended June 30, 1998. As a result the Company has currently exceeded its target for
June 30, 1998 and as of January 31, 1998, has a total of 55 systems with 710,000 BionAnimals under contract. In response to this accelerated growth, management is currently reviewing the goals it had established and anticipates establishing revised plans to attempt to continue the accelerated growth trend experienced the last seven months *. Further, management anticipates formalizing such new goals for the period through June 30, 2000 for inclusion in the Company's 10-KSB for the year ended June 30, 1998.

     Market  Size
     ------------

     The long range sales goal outlined above represents aggressive growth for the Company *. Although an examination of the size of the target markets for system sales and installations and BionSoil sales shows that the percent of total market penetration which these goals represent are very modest, there can be no assurance that the Company will be successful in achieving its targeted goals *.

     The Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent detailed information available from the U.S. Department of Agriculture) and developed the data presented below for the target market segments for system sales. The Company has analyzed the economics of system installation and operation as they relate to the size of farms, and based on this analysis has established a potential target universe of not less than 140 million BionAnimals which are on large farms (see footnote 6, below), and therefore are believed by the Company to be potential candidates for system installation *. On the basis of these assumptions and the analysis done, the Company has achieved (through January 31, 1998) approximately a 0.5% market penetration, and the existing goal for fiscal year 2000, if achieved, would represent approximately a 1.4% market penetration *.

     The Company believes that the potential market for BionSoil and blended BionSoil products can be illustrated and quantified based on research by the Battelle Institute in a study conducted for the Solid Waste Composting Council (see footnote 7, below) *. Batelle calculated that the demand for compost and compost-like products (including products ranging from manures to composted organic wastes to manufactured potting soils and soil enhancers) in the U.S. alone is projected to be in excess of one billion cubic yards per year. This demand far exceeds projected supply in nine application segments: landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture *. Targeted markets for BionSoil include these segments in addition to state and municipal park and transportation departments, golf courses, athletic fields, home gardeners, reforestation projects for timber and mining companies, and the U.S. Park Service *. On the basis of this projected market potential, the BionSoil that the Company anticipates will be produced from the 710,000 BionAnimals currently under contract (in excess of 700,000 cubic yards) would result in less than a 0.1% market penetration, and the goal for fiscal year 2000, if achieved, would represent approximately a 0.2% market penetration in
this  broadly  defined  market  *.    As  part  of  its
current planning process the Company is developing a detailed analysis of targeted market segments and is establishing plans to penetrate these segments with appropriate BionSoil products *.

     Based on current pricing experience, a review of prices for soils and soil-enhancing products in the market, target market segment strategies being developed, and limited sales to date, the Company believes that BionSoil will sell at no less than $10 per cubic yard when sold unprocessed in bulk, and will sell for higher prices when processed and bagged, prices which may rise to $100 per cubic yard *. Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, anticipated improvements in processing technologies and efficiencies, and projected lower unit costs as volume levels increase to the forecast levels, the Company has established projected costs for the various levels of processing required to sell BionSoil products *. Therefore, given the contract terms and projected costs of production and sales, the potential gross margin (see footnote 8, below) returned to the Company from BionSoil products sales alone has been projected for a series of potential price points (and the implied processing levels required to achieve the products to be sold at these price points) *. Table 2 presents this information for six selected price points *. This table has been prepared based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products *. While this information represents management's best estimates for possible future performance, there can be no guarantee that these projections will be achieved (see footnote 9, below) *.

     Table  2  *


     Projected
 BionSoil  Selling          Projected                        Projected
 Price  Per  Cubic            Bion                      Annual Gross Margin
       Yard  *             Expenses  *                  Per  Cubic  Yard  *
   ------------            -----------                  ---------------------
     $  10  *               $    8  *                            $  2  *
        20  *                   13  *                               7  *
        40  *                   28  *                              12  *
        60  *                   37  *                              23  *
        80  *                   40  *                              40  *
       100  *                   43  *                              57  *

     Revenue to the Company from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system *. These gross margins would be expected to be repeated each year thereafter for as long as the installations remain in operation *. No fees for system installation, licensing, or management are included in these projections *.

     If the Company is successful in bringing targeted systems on line producing BionSoil within the 12 to 15 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks as explained below) and is successful in realizing a target average sales price of $40 per cubic yard (starting in fiscal year 1998)(which also cannot be assured and is subject to numerous and substantial risks as explained below), each BionAnimal would contribute $40 of revenue per year to the Company, resulting in projected gross margins of $12 per year *. Under the terms of most Bion NMS agreements, this contribution to revenue and gross margin is anticipated to continue for at least a 15-year period (the term of most Bion NMS system contracts before extension (if any) for additional years) *. If the net present value (discounted at 10%) of this gross margin cash flow is calculated for this 15-year period, the Company projects that each BionAnimal under contract is anticipated to have approximately $95 net present value to the Company *.

     Table 3, below, summarizes this net present value projection for the BionSoil selling prices reflected in Table 2, above (see footnote 9, below) *.

     Table  3  *


       Projected                                Projected
   BionSoil  Selling                      15  Year  Net  Present
      Price  Per                        Value  of  Per  BionAnimal
    Cubic  Yard  *                       Annual  Gross  Margins  *
---------------                          -------------------------
     $    10  *                                    $ 16  *
          20  *                                      56  *
          40  *                                      96  *
          60  *                                     183  *
          80  *                                     318  *
         100  *                                     453  *

     In the past the Company has lost money on system design, permitting support, construction oversight and initial system operation. However, based on experience to date, the Company has established pricing for its contracts that the Company believes will, independent of BionSoil revenues, be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations *. Even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date, the potential return based on the Company's growth goals is apparent if the Company is successful in achieving its targets *.

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

FOOTNOTES  to  General  Discussion  of  Current  and  Proposed  Operations
--------------------------------------------------------------------------

1. The systems in these regions establish multiple applications for the Company's technology including:
     (a) Dairy farm wastewater treatment and nutrient reduction systems which treat wastewater from dairy farms to remove phosphorus, nitrogen and other nutrients and create water suitable for discharge or reuse;
     (b) Dairy farm Bion NMS systems which solve the environmental problems associated with dairy farms and also create BionSoil;
(c) Hog farm Bion NMS systems which solve odor, waste and wastewater problems associated with hog farms and also create BionSoil;
     (d) Combination food processing and manure waste treatment systems which treat nutrients and solid wastes in waste streams from combined food processing plants and animal confinement areas;
(e) Fruit processing wastewater treatment systems which treat wastewater from fruit processing plants to remove solids, nutrients and other contaminants to create water suitable for discharge or reuse;
(f) Storm water and surface water run-off treatment systems which treat storm water run-off from agricultural and industrial installations to remove nutrients and other contaminants to create water suitable for discharge or reuse; and,
     (g) A feasibility study for the installation of a Bion system for the treatment of all wastewater generated in a small mobile home community.

2. The systems in these regions currently are all additional hog farm Bion NMS systems which solve odor, waste and wastewater problems associated with hog farms and also create BionSoil.

3. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, and has signed agreements for five additional system installations. Management estimates that, to date, in excess of $600,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state *.

4. Issued U.S. patents include the following titles: "Bioconversion Reactor and System", "Animal Waste Bioconversion System", "Bioconverted Nutrient Rich Humus", "Phosphorous Treatment Process", and "Storm Water Remediatory Bioconversion System". In addition, the Canadian Patent Office has issued "Aqueous Stream Treatment Process".

5. An independent on-farm research trial was conducted in 1996 by representatives of North Carolina State University ("NCSU"), North Carolina Department of Agriculture ("NCDA") and the North Carolina Cooperative
Extension Service. The test compared the plant growth of four woody ornamental species grown in three BionSoil product mixes to that of the same species grown in a high grade commercial nursery potting soil with soluble fertilizer additives. The performance of the plants in the BionSoil mixes exceeded that of the plants in the commercial mix in all trials. A further independent study was conducted in 1997 by representatives of NCSU, NCDA, and Bion Technologies, Inc. The experiment, located at a research facility on NCSU's Raleigh, North Carolina campus, compared the plant growth of four different species (a flowering shrub, an annual, a woody ornamental and a perennial) grown in three mix rates of BionSoil with pine bark to that of the same species grown in a standard mix fertilized with a national brand of synthetic controlled release fertilizer. The evaluation also evaluated the performance of the plants in all mixes under four irrigation regimes. BionSoil supplied a steady release of plant nutrients over a three month period and proved to be a more efficient source of plant fertility under limited water availability than did the control fertilizer. These study results support other studies performed by the Company and anecdotal evidence gathered through plant trials from homeowners and others.

6.    All  numbers  of  animals  are taken from the 1992 Census of Agriculture published be the United States Department of Agriculture. The numbers used are for the animal populations of farms above a specific size as follows:
*    Dairy  cows:    farms  with  200  or  more  cows
* Beef cattle (steers): farms with 200 or more cattle fattened on grain and concentrate
* Hogs and pigs: farms with 1,000 or more including hogs and pigs, sows for breeding and other hogs and pigs
*    Poultry  (chickens  and  turkeys)  based  on layers, broilers and turkeys

7. Battelle estimated the total U.S. market for compost to be 1.04 billion cubic yards per year. See "Compost: United States Supply and Demand Potential" in Biomass and Bioenergy Vol.3, Nos 3-4, pp. 281-299, 1992.
                -----------------------

8. The Company's gross margin (prior to deduction of G&A expenses, interest, depreciation, taxes, etc.) per cubic yard of BionSoil is calculated from the projected price per yard obtained from sales of bulk or bagged product after deducting the amount paid to the Producer, if appropriate, and the projected costs which the Company expects to incur for harvesting, processing, bagging, and marketing.

9. The following risk factors should be considered when reviewing the projections in these tables: the Company has not made significant sales or earnings to date, and the projections herein represent very large advances which management believes are attainable since the Company is now emerging from the development stage; there are many difficulties that may be encountered by the Company (as it is a start-up), especially in view of the intense competition from existing and more established companies in the wastewater, waste management, the environmental control and organic soils and products businesses; the Bion NMS system has had limited development and market acceptance is uncertain; the Company is in direct competition with consulting and engineering firms (which may be better capitalized than the Company) that may be capable of developing competitive technologies and products; the business is susceptible to changing technology and the Company may not have adequate patent and proprietary information protection; the Company may become subject to unfavorable governmental regulations, and may have, in the future, liability (with no insurance coverage) for damage to the environment; and, the costs and expenses used for all calculations are estimates made on the basis of limited information available.

     OTHER  INFORMATION
     ------------------

PART  II
--------

ITEM  1.          Legal  Proceedings.

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM  2.          Changes  in  Securities.

(c) The following securities were sold in the six month period ended December 31, 1997 without registering the securities under the Securities
Act.:

  197,800 shares of restricted and legended Common Stock to six private investors and fourteen existing shareholders in privately negotiated transactions for an aggregate amount of $653,400.

  31,523 shares of restricted and legended Common Stock to one existing shareholder under the terms of a 1992 agreement granting such investor a preemptive right to acquire such shares for an aggregate amount of $60,242.65.

  18,028 shares of restricted and legended Common Stock to four employees in lieu of cash for services rendered valued at, in aggregate, $71,960.

  7,644 shares of restricted and legended Common Stock to an existing shareholder for rent and services valued in aggregate at $21,450.

 18,834 shares of restricted and legended Common Stock to seven existing shareholders in exchange of 18,834 shares of Series B preferred stock in an aggregate amount of $95,481.25.

 10,324 shares of restricted and legended Common Stock to seven existing shareholders as payment of Series B preferred dividends valued in aggregate at $30,961.11.

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

ITEM  3.          Defaults  Upon  Senior  Securities.    None

ITEM  4.          Submission  of  Matters to a Vote of Security Holders.  None

ITEM  5.          Other  Information.
On January 16, 1998 the Company executed an Agreement for Phase II of the project with Bowman Family Farms, Inc. and Crystal Springs Farms, LLC for an additional 330,000 finishing hogs in eastern Colorado and western Nebraska.

ITEM  6.          Exhibits  and  Reports  on  Form  8-K.
     (a)    Exhibits:
10.1 Agreement for Phase II of the project between Bion Technologies, Inc. and Bowman Family Farms, Inc. and Crystal Springs Farms, LLC.
27  Financial  Data  Schedule
     (b)    Reports  on  Form  8-K:
Form  8-K  (dated  December  1,  1997)
      reporting  on  item  5  &  7.
Form  8-K/A  (dated  December  1,  1997)
 reporting  on  items  5  &  7.

     SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


     Bion  Environmental  Technologies,  Inc.




          /s/  M.  Duane  Stutzman
     -----------------------------
M.  Duane  Stutzman,  Chief  Financial
   Officer




Dated:        February  17,  1998
          -----------------------