Form 10QSB
period 1998-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1998-05-15
CIK 875729

SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  D.C.    20549
                                 FORM  10-QSB


(Mark  One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD ENDED   March 31,
      1998 OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934 OR THE TRANSITION PERIOD FROM ______ TO _____


COMMISSION  FILE  NUMBER        0-19333
                          -------------


                      Bion  Environmental  Technologies,  Inc.
          ---------------------------------------------------------
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

The number of shares outstanding of registrant's classes of common equity, as of May 11, 1998:

     Common  Stock,  No  Par  Value,  8,691,821

     INDEX



PART  I       FINANCIAL INFORMATION                        PAGE NO.
-------       ---------------------                        --------


ITEM  1       FINANCIAL  STATEMENTS

              Consolidated  Balance  Sheets:
               June  30,  1997  and
               March  31,  1998                                F2

              Consolidated  Statements  of  Operations:
               For  the  Nine  Month  Periods  Ended
               March  31,  1997  and March  31,  1998          F3

              Consolidated  Statements  of  Operations:
               For  the  Three  Month  Periods  Ended
               March  31,  1997  and March  31,  1998          F4

              Consolidated  Statement  of  Changes  in
               Stockholders'  Equity                           F5-F6

              Consolidated  Statements  of  Cash  Flows:
               For  the  Nine  Month  Periods  Ended
               March  31,  1997  and March  31,  1998          F7-F8

              Notes  to  Consolidated  Financial  Statements   F9-F12


ITEM  2       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR
               PLAN  OF  OPERATION                              3



PART  II                    OTHER  INFORMATION
--------                    ------------------


ITEMS  1-6                                                      21



     FINANCIAL  INFORMATION


PART  I

ITEM  1.    FINANCIAL  STATEMENTS




                BION  ENVIRONMENTAL  TECHNOLOGIES,  INC.
                           AND  SUBSIDIARIES

                      Consolidated Balance Sheets


                                              March  31,          June  30,
                                                1998                1997
                                              ----------        ------------
                                              (Unaudited)         (Audited)
     Assets
Current  assets
 Cash  and  cash  equivalents               $    19,996           $  9,232
 Accounts  receivable/contract  receivable
  (net  of  allowance  of  $32,000)              27,587             72,963
 Work  in  progress  (net  of  allowance
  of  $30,000)                                  318,962            168,000
 Assets held for resale                         338,000            600,000
    Total  current  assets                      704,545            850,195

Property  and  equipment,  net                  219,549            244,824

Other  assets
 Patents,  net                                   43,874             38,660
 Deferred  long-term  contract  costs            77,333             77,333
 Other                                           11,694             11,694
    Total  other  assets                        132,901            127,687
                                              ----------         ----------
    Total  assets                            $1,056,995         $1,222,706
                                              ==========         ==========

     Liabilities  and  Stockholder  (Equity)
Current  liabilities
 Accounts  payable                           $  300,519         $  302,820
 Accounts  payable  -  related  party             9,873             29,426
 Line-of-credit  -  stockholder                 160,000            105,000
 Notes  payable                                 192,000            325,000
 Notes  payable  -  stockholders                 82,171             82,171
 Capital  lease  obligations                     64,973             62,546
 Accrued  expenses                               20,479             36,359
 Accrued  payroll                               251,750            135,500
                                               --------          ----------
     Total  current  liabilities              1,081,765          1,078,822

Long-term  liabilities
 Capital  lease  obligation                      99,095            149,488
 Deferred  contract  revenue                    181,000            181,000
                                               ---------        ----------
     Total  liabilities                       1,361,860          1,409,310

Commitments  and  contingencies

Stockholders'  (deficit)
 Preferred  stock,  $.001  par  value
  10,000,000 Series  B  shares
  authorized,  0 (December  31,  1997)
  and  18,834  (June  30,  1997)
  shares  issued  and  outstanding                   0              95,482
 Common  stock,  no  par  value,  100,000,000
  shares  authorized,  8,650,321  (March  31,
  1998)  and  3,696,816  (June  30,  1997)
  shares  issued  and  outstanding          10,128,782           7,983,274
 Common  stock  subscribed                      11,500             627,822
 Accumulated  deficit                      (10,445,147)         (8,893,182)
                                            ----------           ---------
     Total  stockholders'  (deficit)          (304,865)           (186,604)
                                            ----------           ---------

     Total  liabilities  and
       stockholders'(deficit)               $1,056,995          $1,222,706
                                            ==========           =========

     See  Notes  to  Consolidated  Financial  Statements


              BION  ENVIRONMENTAL  TECHNOLOGIES,  INC.
                        AND  SUBSIDIARIES

               Consolidated  Statements  of  Operations


                                              Nine  Months  Ended
                                                    March  31
                                            -----------------------
                                               1998          1997
                                            -----------    --------
                                            (Unaudited)   (Unaudited)

Contract  revenues                          $  357,916     $    99,646

Contract  costs                                409,222         396,169
                                             ----------     -----------

     Gross  profit  (loss)                     (51,306)       (296,523)

General  and  administrative  expenses       1,258,494       1,267,632
                                            -----------     ----------

Loss  from  operations                      (1,309,800)     (1,564,155)

Other  income  (expense)
 Interest  income                                2,454         107,200
 Interest  expense                             (71,483)       (212,811)
 Research  and  development                   (168,244)       (118,855)
 Gain  (loss)  on  sale  of  assets               (239)              0
                                            ------------     -----------

Net  (loss)                                $(1,547,312)    $(1,788,621)
                                            ============    =============

Basic  (Loss)  per  weighted  average
 share  of common  stock                   $     (0.28)    $     (0.97)
                                            ============    =============


Weighted  common  shares  outstanding        5,447,590          1,836,763
                                            ============     =============


                   See notes to consolidated financial statements.


                        BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                   AND SUBSIDIARIES

                    Consolidated  Statements  of  Operations


                                                 Three  Months  Ended
                                                        March  31
                                                 ---------------------
                                                    1998        1997
                                                 ----------  ---------
                                                 (Unaudited)(Unaudited)

Contract  revenues                              $  217,168    $  37,839

Contract  costs                                    128,229      110,467
                                                ----------    ---------

     Gross  profit  (loss)                          88,939      (72,628)

General  and  administrative  expenses             483,060      471,100
                                                ----------     ---------

Loss  from  operations                            (394,121)    (543,728)

Other  income  (expense)
 Interest  income                                      333            6
 Interest  expense                                 (24,668)     (71,477)
 Research  and  development                        (58,389)     (51,968)
 Gain  (loss)  on  sale  of  assets                      0            0
                                                ------------  -----------

Net  (loss)                                      $(476,845)   $(667,167)
                                                ============  ===========

Basic  (Loss)  per  weighted  average  share of
 common  stock                                   $   (0.06)   $   (0.34)
                                                ============  ===========

Weighted  common  shares  outstanding            8,611,744    1,972,895
                                                ============  ============




           See notes to consolidated financial statements.




             BION  ENVIRONMENTAL  TECHNOLOGIES,  INC.
                         AND  SUBSIDIARIES

    Consolidated  Statement  of  Changes  in  Stockholders'  Equity


                                  Series "B"
                                Preferred Stock          Common Stock
                              -------------------     -------------------
                              Shares       Amount     Shares       Amount
                              --------  ---------     --------  ---------

Balances at June 30, 1997     18,834     $ 95,482    3,696,816   7,983,274

Conversion  of  common  stock
 subscriptions to common stock    --           --          598       2,503

Common  stock  subscriptions
  for  services                   --           --           --          --

Issuance of common stock
  for  cash                       --           --      123,849     340,721

Issuance  of  common  stock
  for  services                   --           --       19,659      76,553

Dividends  declared,  preferred
  stock  Series  B                --           --           --          --

Net (loss) for the period ended
 September  30,  1997             --           --           --          --

Balances at September 30,
 1997                         18,834       95,482    3,840,922   8,403,051

Conversion of common stock
 subscriptions to common
 stock                            --           --          723       2,504

Common  stock  subscriptions
  for  services                   --           --           --          --

Dividends  declared,  preferred
  stock  Series  B                --           --           --          --

Conversion  of  Preferred  B  Stock
  into  common  stock        (18,834)     (95,482)      18,834      95,482

Issuance of common stock
 for  cash                        --           --      144,374     574,992

Issuance  of  common  stock
  for  services                   --           --        4,692      11,850

Issuance  of  common  stock  for
 series B preferred dividends     --           --       10,324      30,961

Net (loss) for the period ended
 December 31, 1997                --           --           --          --

Balances at December 31, 1997     --           --    4,019,869   9,118,840

Common  stock  subscriptions
  for  services                   --           --           --          --

Conversion  of  common  stock
 subscriptions  for  services     --           --      188,572     600,815

Issuance of common stock
 for  cash                        --           --       81,478     378,402

Issuance  of  common  stock
  for  services                   --           --        9,054      30,725

Transfer of property pursuant
 to section 351 of
 the Internal Revenue Code
 of 1986                          --           --    4,351,348         --

Net (loss) for the period ended
 March  31,  1998                 --           --           --         --

Balances at March 31, 1998       $--          $--   $8,650,321 $10,128,782


Continued below


                                Common Stock        Accumulated
                                 Subscribed          (Deficit)         Total
                               --------------      ------------     ------------

Balances at June 30, 1997         $  627,822        $(8,893,182)    $(186,604)

Conversion of common stock
 subscritions to common
 stock                                (2,503)                -            -

Common stock subscriptions for
 services                             47,500                 -         47,500

Issuance of common stock for
 cash                                    -                   -        340,721

Issuance of common stock for
 services                                -                   -         76,553

Dividends declared, preferred
 stock Series B                          -                (2,543)      (2,543)

Net (loss) for the period ended
 September 30, 1997                      -              (613,501)    (613,501)

Balances at September 30, 1997       672,819          (9,509,226)    (337,874)

Conversion of common stock
 subscriptions to common stock        (2,504)                 -            -

Common stock subscriptions
 for services                        (69,500)                -        (69,500)

Dividends declared, preferred stock
 Series B                                -                (2,110)      (2,110)

Conversion of Preferred B Stock
 into common stock                       -                   -              -

Issuance of common stock for cash        -                   -         574,992

Issuance of common stock for services    -                   -          11,850

Issuance of common stock for series B
 preferred dividends                     -                   -          30,961

Net (loss) for the period ended
 December 31, 1997                       -               (456,966)    (456,966)

Balances at December 31, 1997        600,815           (9,968,302)    (248,647)

Common stock subscriptions for
 services                             11,500                 -          11,500

Conversion of common stock
 subscriptions for services         (600,815)                -            -

Issuance of common stock for cash       -                    -         378,402

Issuance of common stock for services   -                    -          30,725

Issuance of common stock in exchange
 transaction pursuant to section
 351 of the Internal Revenue Code
 of 1986                                -                    -            -

Net (loss) for the period ended
 March 31, 1998                         -               (476,845)     (476,845)

Balances at March 31, 1998         $11,500          $(10,445,147)   $  (304,865)


     See  Notes  to  Consolidated  Financial  Statements




                  BION  ENVIRONMENTAL  TECHNOLOGIES,  INC.
                             AND  SUBSIDIARIES

                 Consolidated  Statements  of  Cash  Flows

                                              Nine  Months  Ended
                                                   March  31,
                                              --------------------
                                                1998        1997
                                              --------      ------
                                             (Unaudited) (Unaudited)
Cash  flows  from  operating  activities
 Net  (loss)                                $(1,547,312)      $(1,788,621)
 Adjustments  to  reconcile  net  loss
  to  net cash  provided/used  by
  operating  activities  -
  Depreciation  and  amortization                41,464            22,785
  Issuance  of  stock and increase in
   subscribed stock for services
   and  interest                                108,628           471,228
   Change  in  assets  and  liabilities  -
    Contract  receivables and work-in
     progress                                  (105,586)          (35,849)
    Prepaid  expenses                                 0           (14,782)
    Accounts  payable  and  accrued
     liabilities                                (11,426)          168,718
    Accrued  payroll                            116,250           (99,501)
                                              ---------          ---------

     Net  cash (used in) operating
      activities                             (1,397,982)       (1,276,022)
                                              ----------       ----------

Cash  flows  from  investing  activities
 Investments  in  patents                       (7,707)                 0
 Investments  in  equipment                    (13,696)           (20,662)
 Proceeds from the sale of assets              262,000                  0
                                              ----------       -----------
     Net  cash  (used  in)  provided
      by  investing activities                 240,597           (20,662)
                                              ----------       -----------

Cash  flows  from  financing  activities
 Payments  on  notes  payable                 (133,000)                 0
 Line  of  credit                               55,000            445,991
 Proceeds  from  sale  of  stock             1,294,115            741,768
 Payments  on  capital  lease  obligations     (47,966)           (29,912)
 Proceeds  from  the  sale  of  warrants             0             31,250
                                             ---------          ----------

     Net  cash  provided  by  financing
      activities                             1,168,149          1,189,097
                                             ---------           ---------

Net  increase (decrease) in cash and
 cash equivalents                               10,764          (107,587)

Cash  and  cash  equivalents  at
 beginning of period                             9,232           118,612
                                              --------            -------

Cash  and  cash  equivalents  at
 end  of  period                             $  19,996          $ 11,025
                                              ========           =======


    Footnote:
Supplemental  disclosure  of  cash  flow  information
     Cash  paid  for  interest  was  $9,457  (1998)  and  $100,522  (1997).

Supplemental  disclosure  of  non-cash  financing  activities
   For  the  nine  months  ended  March  31,  1998  -
      Declared  and  accrued  dividends  of  $4,653  for preferred stock Series
      B.
     Converted  $605,822 of common stock subscribed into 189,893 shares of common stock.
     Converted 18,834 shares of Series B preferred stock to 18,834 shares of common  stock  valued  at  $95,482.
     Issued  $30,961  of  common stock (10,324 shares) as payment of accrued
      Series  B  preferred  dividends.
     Issued 4,351,348 shares of restricted stock and 2,832,909 Class Z warrants at $15.00 per share in an exchange transaction (see note 4).

   For  the  nine  months  ended  March  31,  1997  -
     Entered  into  a  capital  lease  for  equipment  for  $165,801.
     Declared and accrued dividends of $7,629 for preferred stock Series B. Converted $261,000 of shareholders' notes payable into common stock.


                See notes to consolidated financial statements.



                  BION AND ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                 Notes to Consolidated Financial Statements

------

Note  1  -  Summary  of  Accounting  Policies
---------------------------------------------

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Company") is incorporated by reference to the Company's annual report on Form 10-KSB at June 30, 1997.

The accompanying unaudited condensed financial statements and dis-closures reflect all adjustments (all of which are normal recurring accruals) in the ordinary course of business which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for a full year.

Note  2  -  Continued  Operations
---------------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of their products. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of March 31, 1998, the Company has incurred accumulated losses totaling $10,445,147, resulting in a accumulated stockholders' deficit of $304,865. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil' are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note  3  -  Cost  and  Estimated  Earnings  on  Uncompleted  Contracts
----------------------------------------------------------------------

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:


                                          March  31,            June  30,
                                            1998                  1997
                                        -------------         ------------
     Costs  incurred  on  contracts       $1,829,777           $1,434,719
     Estimated  (losses)                   (588,164)             (536,858)
                                           ---------            ---------
                                          1,241,613               897,861
     Less  billings  to  date            (1,026,318)             (833,528)
                                          ---------             ---------
                                       $    215,295           $    64,333
                                          =========             =========


Note  4  -  Capital  Structure
------------------------------

The following details the capital structure of the Company as of May 11, 1998:

   Common  Stock
   -------------

The Company had 8,691,821 shares of Common Stock issued and outstanding and 2,300 shares of subscribed stock.

   Options  and  Warrants
   ----------------------

The Company has outstanding options and warrants (including all options listed in Footnote 5, Subsequent Events) as follows:

Options outstanding under the Fiscal Year 1994 Incentive Compensation Plan and the Non Employee Director Compensation Plan:

     Director  ($1.72)              10,000
     Director  ($2.27)              10,000
                                  --------
                                    20,000

     Employee  ($4.00)              34,062
     Employee  ($6.00)              21,556
     Employee  ($6.25)              10,000
     Employee  ($6.75)               5,000
     Employee  ($7.25)              32,500
     Employee  ($7.50)              25,000
     Employee  ($7.75)              25,000
     Employee  ($8.00)              25,554
     Employee  ($10.00)             10,000
     Employee  ($12.50)             10,000
     Employee  ($15.00)             10,000
                                   -------
                                   228,672

Warrants  outstanding  as  of  May  11,  1998  consist  of  the  following:

     $3.00  warrants:
       exercisable  1/22/96  through  1/21/01:              1,003
       exercisable  8/21/96  through  8/20/01:             14,500
       exercisable  9/13/96  through  9/12/01:                827
                                                       -----------
       Total  $3.00  warrants                              16,330

     $4.00  warrants:
       exercisable  6/5/97  through  6/30/99:              35,000
                                                       -----------
       Total  $4.00  warrants                              35,000
     $5.00  warrants:
       exercisable  6/20/96  through  6/20/99:             25,000
       exercisable  8/21/96  through  8/20/01:             10,000
                                                        ----------
       Total  $5.00  warrants                              35,000

     $6.00  warrants:
       exercisable  6/5/97  through  6/30/00:             100,000
       exercisable  3/1/98  through  10/1/99:              50,000
       exercisable  6/9/98  through  12/31/01:              3,750
       exercisable  2/1/97  through  12/31/01:             10,000
       exercisable  4/21/97  through  4/20/02:              4,172
                                                          ---------
        Total  $6.00  warrants                            167,922

     $8.00  warrants:
       exercisable  2/1/97  through  12/31/01:             10,000
        Total  $8.00  warrants                             10,000

     $10.00  warrants:
       exercisable  2/1/97  through  12/31/01:             10,000
        Total  $10.00  warrants                            10,000

     $12.50  warrants:
       exercisable  2/1/97  through  12/31/01:             10,000
        Total  $12.50  warrants                            10,000

     $15.00  warrants:
       exercisable  2/1/97  through  12/31/01:             10,000
       exercisable  1/1/00  through  12/31/01:          2,832,909
                                                        ---------
         Total  $15.00  warrants                        2,842,909

     Total  of  all  warrants  currently  outstanding   3,127,161

Effective January 1, 1998, holders of 84% of the Company's common stock (post transaction) transferred property to the Company pursuant to Section 351 of the Internal Revenue Code of 1986, as amended. The transaction resulted in the transfer of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants at $15.00 per share for a 24 month period commencing on January 1, 2000. (See 8K/A dated December 1, 1997.)

NOTE  5  -  Subsequent  Events
------------------------------

Effective April 17, 1998 the Company made awards to five employees under the 1994 Incentive Stock Plan. The Company granted 25,000 options at an exercise price of $7.75 per share (exercisable from 4/17/98 - 12/31/98).

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

Liquidity  and  Capital  Resources
----------------------------------

     The Company's current ratio as of March 31, 1998 was 0.65 : 1.0 as compared to 0.79 : 1.0 as of June 30, 1997. Cash and cash equivalents as of March 31, 1998 increased to $19,996 as compared to $9,232 as of June 30, 1997.

     During the nine months ended March 31, 1998, the Company borrowed $7,000 from a shareholder at 1% interest per month. The Company also sold two of the three Properties Held For Resale for $262,000. As a result of this transaction the Company repaid a note payable plus interest in the amount of $145,401, received cash in the amount of $116,360, and recorded a loss on the sale of assets of $239.

     As of March 31, 1998 the Company has drawn $160,000 against the October 26, 1996 line-of-credit with a shareholder. (See 8-K dated December 1, 1996.)

     Also, during the nine months ended March 31, 1998 the Company sold 349,701 shares of restricted and legended common stock for net cash of $1,294,115, issued 33,405 shares of restricted and legended common stock valued at $119,128 for services, and converted 189,893 shares of subscribed stock to 189,893 shares of restricted and legended common stock valued at
$605,822.   The Company had additional subscribed stock of $59,000 for legended and restricted common stock awarded but not issued to certain employees and an officer as additional compensation.

     Effective January 1, 1998, holders of 84% of the Company's common stock (post transaction) transferred property to the Company pursuant to Section
351 of the Internal Revenue Code of 1986, as amended. The transaction resulted in the transfer of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants at $15.00 per share for a 24 month period commencing on January 1, 2000. (See 8K/A dated December 1, 1997.)

     During the nine months ended March 31, 1998, the Company issued awards to all current employees (excluding the Company's officers and directors) under the Company's Fiscal Year 1994 Incentive Plan totaling 27,762 options with an exercise price of $4.00 per share, 27,756 options with an exercise price of $6.00 per share, 27,754 options with an exercise price of $8.00 per share, 10,000 options with an exercise price of $10.00 per share, 10,000 options with an exercise price of $12.50 per share, and 10,000 options with an exercise price of $15.00 per share; all of the above options expire on December 31, 2001. The options will vest as follows: for employees with less than one year of service, the first third shall vest on their one year employment anniversary date, the second third shall vest on the second anniversary date, and the last third on their third anniversary. For employees with more than one year of service, the first third shall vest on September 15, 1997, and the second and last third shall vest twelve and twenty-four months thereafter respectively. The Company also made nine awards to employees under the 1994 Incentive Stock Plan. The Company granted 25,000 options at an exercise price of $7.25 per share (exercisable from 1/26/98 - 12/31/98) and 25,000 options at an exercise price of $7.50 per share (exercisable from 2/23/98 - 12/31/98).

     During the nine months ended March 31, 1998, the Company authorized the issuance of restricted stock and warrants to purchase stock to M. Duane Stutzman, the Company's Chief Financial Officer, as follows: (a) 10,000 shares of the Company's restricted and legended common stock (subscribed stock), (b) 20,000 warrants with an exercise price of $6.00 per share commencing on January 1, 2001, (c) 25,000 warrants with an exercise price of $4.00 per share, 25,000 warrants with an exercise price of $6.00 per share, and 20,000 warrants with an exercise price of $8.00 per share, all three classes of warrants will vest and become exercisable commencing September 15, 1997; (d) 40,000 warrants with an exercise price of $10.00 per share which will vest and become exercisable on September 15, 1998; (e) 30,000 warrants with an exercise price of $12.50 per share and 30,000 warrants with an exercise price of $15.00 per share which will vest and become exercisable on September 15, 1999. All classes of warrants discussed in this paragraph are to purchase restricted and legended shares of common stock of the Company and will expire on December 31, 2001. The Company also issued to M. Duane Stutzman 20,000 options under the 1994 Incentive Stock Plan at an exercise price of $7.25 per share (exercisable from 1/26/98 - 12/31/98).

     During the nine months ended March 31, 1998, the Company issued the following: to Jon Northrop, the Company's Chief Executive Officer, and to Jere Northrop, President of the Company, 75,000 Class E-1 warrants each to purchase the Company's restricted and legended common stock at $6.00 per share with the exercise period commencing on January 1, 2001 and expiring on December 31, 2001, and 150,000 Class X warrants each to purchase restricted and legended common stock of the Company at a price of $10.00 per share with the exercise period commencing January 1, 2003 and expiring December 31, 2003.

     During the nine months ended March 31, 1998 the Company granted, pursuant to the Company's 1996 Nonemployee Director Stock Option Plan, options to the two outside directors, Mr. Cullis and Mr. Schwanekamp, for 10,000 shares each (5,000 shares for the year ended June 30, 1996 and 5,000 for the year ended June 30, 1997) at an exercise price of $1.72 and $2.27 per share, respectively commencing on August 20, 1997 and expiring on August 19, 2002.

   The Company has incurred losses since inception of $10,445,147 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Results  of  Operations
-----------------------

     Comparison  of  the  Nine  Months  Ended  March  31,  1998  with
     ----------------------------------------------------------------
     Nine  Months  Ended  March  31,  1997
     -------------------------------------

     Revenue in the nine months ended March 31, 1998 was $357,916 compared to $99,646 for the corresponding nine month period in 1997, an increase of $258,270. Contract costs were higher $13,053 in the 1998 nine month period due to increased expenses associated with system design and BionSoil processing.

     General and administrative expenses were lower by $9,138 in the nine month period ended March 31, 1998 due to lower consulting expenses ($293,000). The lower consulting expenses are due to reduced use of consultants and the cancellation of a consulting agreement that was recorded as an expense in the fourth quarter of the prior year ($231,000). This credit was partially offset by increased compensation ($89,000), public relations ($115,000), and marketing and selling expenses ($58,000).

     The Company recorded $104,746 less in interest income for the nine months ended March 31, 1998. This is the result of the one time sale of Delta Petroleum, Inc. stock associated with the Settlement Agreement and General Release on the UFG note in the first quarter of 1996 (see Form 10-KSB/A dated June 30, 1996). This was the final amount to be collected on the UFG note. The total amount collected is $191,581 in excess of the original principal of the note. The Company also recorded $71,483 in interest expense on its notes to shareholders and capital equipment leases, and $168,244 in research and development costs. As a result of the above, the Company recorded a net loss of $1,547,312 in the nine month period ended March 31, 1998, compared to a net loss of $1,788,621 for the nine month period ended March 31, 1997.

     The Company will need to increase sales significantly to obtain profitability.

     Comparison  of  the  Three  Months  Ended  March  31,  1998  with
     -----------------------------------------------------------------
     Three  Months  Ended  March  31,  1997
     --------------------------------------

     Revenue in the three months ended March 31, 1998 was $217,168 compared to $37,839 for the corresponding three month period in 1997, an increase of $179,329. Contract costs were higher by $17,762 in the three month period. The higher contract costs were due to increased activities associated with system design and New York BionSoil processing. The above resulted in a gross profit for the period ended March 31, 1998 of $88,939 as compared to a gross loss of $72,628 for the same three month period in 1997.

     General  and administrative expenses increased by $11,960 in the period.

     The Company recorded $24,668 in interest expense on its notes to shareholders and capital equipment leases and $58,389 in research and development costs. As a result of the above, the Company recorded a net loss of $476,845 for the three months ended March 31, 1998, compared to a net loss of $667,167 for the three months ended March 31, 1997.

Year  2000  Issue
-----------------

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. After a review of the Company's computer systems and associated software, management does not believe year 2000 will have a material effect on the operations or financial condition of the Company.

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

     The unaudited financial statements contained in this Form 10-QSB show that over $10,000,000 of equity has been invested in the Company through the close of the fiscal quarter ended March 31, 1998. These financial statements also show that, as of that date, the Company had a negative net worth of $304,865, cumulative losses of $10,445,147, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company's ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as systems sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

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

     Business  Development
     ---------------------

     The Company's mission is to provide services, systems and products, which solve environmental problems with wastes and wastewater. In appropriate applications, the biological processes utilized will produce a nutrient rich, organic soil product, BionSoil. The Company currently conducts its business in two complimentary areas: first, the Company designs, markets, installs and oversees the operation of waste, wastewater and storm water treatment systems, primarily in the agricultural and food processing area; and second, markets BionSoil products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich solids harvested from certain types of the Company's agricultural systems installed on large dairy and swine farms.

     The main emphasis of the Company's business during the past two years has been on the application of the Bion NMS' for large animal raising agricultural facilities. As a result, the Company's focus has been more specifically on: first, the design, sales, installation oversight, operations management, and material harvesting of Bion NMS systems for large dairy and swine facilities; and, second, BionSoil: the processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which are produced from the solids harvested from these Bion NMS systems.

     From prior to September 20, 1989, (when Bion Technologies, Inc., one of the subsidiaries of the Company, was incorporated) through at least June 30, 1997, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems.

     As of June 30, 1997 the Company had performed studies for, sold, had under construction and/or in operation systems in four distinct regions: North Carolina, New York, Florida, and the Pacific Northwest (see footnote 1, below). As of March 31, 1998 the Company's business activities have expanded into eight additional states including Colorado, Kansas, Illinois, Iowa, Missouri, Nebraska, Oklahoma and Utah (see footnote 2, below).

     Geographic  Expansion
     ---------------------

     The activities of the Company to design, permit, install and operate these systems have established credibility with federal, state, and local regulators and environmental and agricultural professionals. With the establishment of this credibility and recent contract signings, the Company is positioned to attempt to gain significant market penetration in these new geographic areas*. To date the Company's geographic expansion has been limited due to financial and personnel constraints. However, as a result of heightened awareness about the major problem facing the animal raising industry and due to the current proliferation of state and national legislation being considered, management believes that major geographic expansion is now essential to the Company's ongoing success*.

     The Company estimates that the cost associated with the required staffing, servicing, and marketing for expansion into new geographic regions, including initial sales calls, design, regulatory approvals, installation and operation through the cash-flow break-even point (the Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed $1,500,000. Based on experience to date in the regions where system sales and installation activity have been focused, the Company estimates that approximately $5.0 million has been expensed related to these matters which has created what might be called "good will," "marketing" and/or "regulatory" value*. Management believes that achieving a greater rate of geographic expansion will require capital expenditures greater than those expensed for previous expansion*. (An example of the accumulation of these costs can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina which is described in more detail in footnote 3, below).

     As the Company continues its expansion into new areas in the future, and this expansion requires similar or greater additional cash resources to be spent, these cash amounts, when expended, will be expensed and not shown as balance sheet assets*.

     Technology  Expansion
     ---------------------

The Company has six issued patents (see footnote 4, below) which provide broad coverage of the fundamental technology that underlies the Company's systems and processes. During the remaining quarter of fiscal year 1998 (which will end on June 30, 1998) the Company is conducting a review of its existing patent position and anticipates that additional patent filings may occur based on this review and as further applications of the technology are developed*. The Company anticipates additional expansions of the technology into the cattle feedlot and poultry raising businesses where adaptation of the technology is necessary to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems*.

Other factors that management has considered in relation to the expansion of technology include, but are not limited to: current and/or new local, state, and federal regulations, proximity to current online systems or systems under contract and the market size of poultry and cattle feedlot operations.

     Just as there are additional expenses associated with geographic expansion, there also are additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that long term technological value is being created*.

The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as approximately $4.0 million) was actually expended on system development and the enhancement of the technology and construction of prototype systems that are the basis of the Company's planned future expansion. The Company has expensed all of these costs.

     Financial  Discussion
     ---------------------

     The  Company receives two distinct revenue streams from Bion NMS systems:
1) fees for system design, permitting, start-up and initial operation (and, for selected systems, periodic management or tech-nology license fees); and,
2) after the initial start-up period for a system (commencing approximately 12 to 15 months after the agreement is signed), revenue from the sale of BionSoil and BionSoil-based products produced from the systems.

     BionSoil  Economics
     -------------------

     THE COMPANY TRACKS ITS BIONSOIL BUSINESS ON THE BASIS OF A COMPANY DEFINED STANDARD UNIT (A "BIONANIMAL"), WHICH RELATES BIONSOIL PRODUCTION TO CONFINED ANIMAL WEIGHT. WHEN ALL THE MANURE AND URINE PRODUCED BY ONE BIONANIMAL IS COLLECTED AND CONVERTED INTO BIONSOIL, THE COMPANY ESTIMATES THAT EACH BIONANIMAL WILL YIELD APPROXIMATELY 1 CUBIC YARD OF PROCESSED BIONSOIL PER YEAR*. [NOTE: PRIOR TO JANUARY 31, 1998, THE BIONANIMAL UNIT WAS DEFINED SUCH THAT EACH BIONANIMAL PRODUCED APPROXIMATELY 10 CUBIC YARDS OF PROCESSED BIONSOIL PER YEAR.] THE DEFINITION WAS CHANGED BY THE COMPANY ON
                                  --------------------------------------------
JANUARY  31,  1998  TO  MAKE THE TRACKING OF THE NUMBER OF BIONANIMALS AND THE
  ----------------------------------------------------------------------------
ANNUAL  PRODUCTION  OF  BIONSOIL  ESSENTIALLY  IDENTICAL.
  -------------------------------------------------------


     Using this definition of BionAnimal the Company has developed the following table relating the number of confined animals in agricultural installations to the number of BionAnimal equivalents they represent based on animal waste production data available from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) to show the BionAnimal count of animals raised in typical large animal raising facilities where all wastes are captured:


                                   Table  1
   Animal                         Approximate  Equivalent  BionAnimals
   ------                         ------------------------------------
                                  New  Definition       Old  Definition
                                  ---------------      ---------------
One  dairy  cow                        10.00                    1.000
One  steer                              4.50                    0.450 (2.2 = 1)
One  sow                                1.35                    0.135 (7.4 = 1)
One  market  hog                        0.90 (1.1  =  1)        0.090 (11 = 1)
One  nursery  pig                      0.225 (4.4  =  1)       0.0225 (44 = 1)
One  layer  chicke                      0.02 (50  =  1)         0.002 (500 = 1)

As Bion NMS systems are brought on-line and biosolids are harvested, BionSoil, Inc. (the Company's other wholly-owned sub-sidiary) will purchase the harvested material from Bion Technologies, Inc. to process it into final products for sale to customers*. Subsequently, some farms may be paid fees as royalty for the biosolids*. These payments potentially represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems*. Most large animal raising facilities have sub-stantial operating costs associated with the disposal of waste products which are produced in large quantities at these facilities*. With the construction and operation of a Bion NMS on a farm site, many of these costs may be substantially reduced or eliminated, and the farm may also receive a revenue stream from the cash payments made by the Company to the farm*.
     BionSoil harvests to date have been from relatively new systems and the Company has been devoting substantial effort to develop appro-priate technology and sites for processing the material for sale. Relatively small quantities of BionSoil have been sold during the last twelve months. Of the amount sold in bulk, prices ranged from $15.00 to $25.00 per yard. Small quantities of processed and bagged BionSoil, in 20 to 75 pound bags, have been sold to organic farmers, nurseries, and at farmers markets and green markets in New York and Florida for the equivalent of $50.00 to $150.00 per cubic yard. The Company currently is distributing bagged BionSoil to retail outlets in western New York for the spring 1998 season. The material is being processed, blended with Sphagnum peat moss and bagged in both 20 pound and 40 pound bags at the Company's Hermitage New York facility. The product is being sold at wholesale prices to the Company of $1.97 and $2.97 for 20 and 40 pounds respectively (resulting in prices per cubic yard of $80.00 and $108.00). It should be noted that a large portion of material harvested from many systems has been devoted to both university and private studies intended to determine physical characteristics, blends, and growth results using BionSoil.

     While sales of Bion NMS systems have been sporadic over the last four years, and significant quantities of BionSoil have only recently become available, the Company believes it has clearly demonstrated the success of the technology with 13 agricultural Bion NMS systems in operation, 7 of which have been on line for more than two years. Additionally, through both Company performed and independent university sponsored testing, BionSoil has been shown to clearly enhance plant growth performance (see footnote 5, below).

     Based on current BionSoil sales results, an analysis of the Company's potential markets, the large number of proposals and preliminary agreements currently being prepared (many at the specific request of potential clients), the recent signing of major Bion NMS system installation contracts (see footnote 6, below) and the apparent steadily increasing interest in Bion NMS systems in the large animal agriculture area, a series of aggressive goals for system sales and installations have been established by the Company. In June 1997 the primary long range goal established by Company management set as a target a level of 250 systems under contract containing 2,000,000 BionAnimals by June 30, 2000, the end of the Company's fiscal year 2000*. To support achievement of this long-range goal the Company established the addition of 40 systems under contract (containing 300,000 BionAnimals) as its sales target for June 30, 1998*. Achieve-ment of this short-term goal would result in the Company having contracts for a total of 64 systems containing 389,000 BionAnimals by June 30, 1998*. If the Company's goal for growth through fiscal 2000 is met and all of the targeted systems are brought into production in accordance with the goals established by management, after appropriate start-up period, approximately 2,000,000 cubic yards per year of BionSoil and BionSoil products would be available for sale in fiscal years commencing after fiscal year 2000*.
     Note  that  the  Company  did  not  meet the systems sales and BionAnimal
                               --------
projections it had established for the fiscal year ended June 30, 1997 due to a number of factors, including but not limited to capital availability, the decision to close the Company's Washington state operations, uncertainty created in certain markets due to pending legislation which could directly impact animal waste treatment and disposal practices, the decision to cancel certain agreements and/or contracts for systems that were not profitable, and the decision to re-negotiate certain of its existing agreements for systems to establish more equitable terms (which systems have been removed from all system and BionAnimal totals until such time, if ever, as the re-negotiations result in new signed contracts).

     However, in the first nine months of fiscal year 1998 (which period ended March 31, 1998), the Company has signed contracts for up to 60 systems containing approximately 860,000 BionAnimals as compared to its goal of signing 40 additional systems containing 300,000 BionAnimals for the fiscal year ended June 30, 1998. As a result the Company has currently exceeded its target for June 30, 1998 and as of March 31, 1998, has a total of 76 systems with approximately 950,000 BionAnimals under contract. In response to this accelerated growth, management is currently reviewing the goals it had established and anticipates establishing revised plans to attempt to continue the accelerated growth trend experienced the last nine months*. Further, management anticipates formalizing such new goals for the period through June 30, 2000 for inclusion in the Company's 10-KSB for the year ended June 30, 1998*.

Market  Size
------------

     The long-range sales goals outlined above represent aggressive growth for the Company*. Although an examination of the size of the target markets for system sales and installations and BionSoil sales shows that the percent of total market penetration which these goals represent are very modest (as shown below), there can be no assurance that the Company will be successful in achieving its targeted goals*.

     The Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent detailed information available from the U.S. Department of Agriculture) as well as additional state by state information, in some cases current as of December 1997, and developed the data presented below for the target market segments for system sales. The Company has analyzed the economics of system installation and operation as they relate to the size of farms, and based on this analysis has established a potential target universe of not less than 140 million BionAnimals which are on large farms (see footnote 7, below), and therefore are believed by the Company to be potential candidates for system installation*. On the basis of these assumptions and the analysis done, the Company's systems sales program has achieved (through March 31, 1998) approximately a 0.7% market penetration, and the existing system sales goal for fiscal year 2000, if achieved, would represent approximately a 1.4% market penetration*.

     The Company believes that the potential market for BionSoil and blended BionSoil products can be illustrated and quantified based on research by the Battelle Institute in a study conducted for the Solid Waste Composting Council (see footnote 8, below)*. Batelle calculated that the demand for compost and compost-like products (including products ranging from manure to composted organic wastes to manufactured potting soils and soil enhancers) in selected areas of the U.S. alone is projected to be in excess of one billion cubic yards per year*. This demand far exceeds projected supply in nine appli-cation segments: landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture*. Targeted markets for BionSoil include these segments in addition to state and municipal park and transportation departments, golf courses, athletic fields, home gardeners, reforestation projects for timber and mining companies, and the U.S. Park Service*. On the basis of this projected market potential, the BionSoil that the Company anticipates will be produced from the 950,000 BionAnimals currently under contract (in excess of 900,000 cubic yards) would result in less than a 0.1% market penetration, and the goal for fiscal year 2000, if achieved, would represent approximately a 0.2% market penetration in this broadly defined market*. As part of its current planning process the Company is developing a detailed analysis of targeted market segments and is establishing plans to penetrate these segments with appropriate BionSoil products*.

     Based on current pricing experience, a review of prices for soils and soil-enhancing products in the market, target market segment strategies being developed, and limited sales to date, the Company believes that BionSoil will sell at no less than $15 per cubic yard when sold unprocessed in bulk, and will sell for higher prices when processed and bagged, prices which may rise to $120 per cubic yard*. It should be noted that all prices quoted within this Form 10-QSB are wholesale only and may not be representative of actual retail prices. Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, anticipated improvements in processing technologies and efficiencies, and projected lower unit costs as volume levels increase to the forecast levels, the Company has established projected costs for the various levels of processing required to sell BionSoil products*. Therefore, given the contract terms and projected costs of production and sales, the potential gross margin (see footnote 9, below) returned to the Company from BionSoil products sales alone has been projected for a series of potential price points (and the implied processing levels required to achieve the products to be sold at these price points)*. Table 2 presents this information for six-selected price points*. This table has been prepared based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products*. While this information represents management's best estimates for possible future performance, there
                              ---------
can be no guarantee that these projections will be achieved (see footnotes 10 and 11, below)*.


                                Table  2*
Projected  BionSoil          Projected          Projected  Annual
Wholesale  Price  Per          Bion               Gross  Margin
 Per  Cubic  Yard*           Expenses*          Per  Cubic  Yard*
------------------          ---------          -----------------
     $  20*                     15*                    5*
        40*                     30*                   10*
        60*                     40*                   20*
        80*                     49*                   31*
       100*                     61*                   39*
       120*                     72*                   48*


     Revenue to the Company from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system*. These gross margins would be expected to be repeated each year thereafter for as long as the installations remain in operation*. No fees for system installation, licensing, or management are included in these projections*.

     If the Company is successful in bringing targeted systems on line producing BionSoil within the 12 to 15 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks as explained below) and is successful in realizing a target average sales price of $40 per cubic yard (starting in fiscal year 1998)(which also cannot be assured and is subject to numerous and substantial risks as explained below), each BionAnimal would contri-bute $40 of revenue per year to the Company, resulting in projected gross margins of $10 per year*. Under the terms of most Bion NMS agreements, this contribution to revenue and gross margin is anti-cipated to continue for at least a 15-year period (the term of most Bion NMS system contracts before extension (if any) for additional years)*. If the net present value (discounted at 10%) of this gross margin cash flow is calculated for this 15-year period, the Company projects that each BionAnimal under contract is anticipated to have approximately $84 net present value to the Company*.

     Table 3, below, summarizes this net present value projection for the BionSoil selling prices reflected in Table 2, above (see footnote 10, below)*.


                              Table  3*
     Projected  BionSoil          Projected  15  Year  Net
     Selling  Price  Per          Present  Value  of  Per
        Cubic  Yard*          BionAnimal  Annual  Gross  Margins*
     ------------          -----------------------------------
     $    20*                          $  42*
          40*                             84*
          60*                            167*
          80*                            259*
         100*                            326*
         120*                            402*

     In the past the Company has lost money on system design, permitting support, construction oversight and initial system operation. However, through installing these systems at a loss the Company has been able to establish a number of Bion NMS systems to use for test sites, demonstrations and to refine the technology. Based on experience to date, the Company is establishing pricing for its contracts that the Company believes will, independent of BionSoil revenues, be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations*. Even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date, the potential return based on the Company's growth goals is apparent if the Company is successful in achieving its targets*.

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

     As the Company has never operated at a profit and has a negative net worth at the present time, its ability to successfully confront even the currently identified challenges which lie ahead in meeting its stated goals is far from certain. It is likely that the Company will face additional challenges, which have not as yet even been identified. In the event the Company is not able to obtain sufficient outside funding to accomplish its goals within the time periods indicated, the goals will not be met. In the event the Company is not able to successfully overcome the other stated obstacles in the process of making future sales within the time periods indicated, the goals will not be met. As the Company's operations are not currently profitable, readers are further cautioned that, if the Company is not successful in obtaining outside funding in an amount sufficient for it to meet its operating expenses even at its current level, the Company's continued existence is uncertain.

FOOTNOTES  to  General  Discussion  of  Current  and  Proposed  Operations
--------------------------------------------------------------------------

1. The systems in these regions establish multiple applications for the Company's technology including:
     (a) Dairy farm wastewater treatment and nutrient reduction systems which treat wastewater from dairy farms to remove phosphorus, nitrogen and other nutrients and create water suitable for discharge or reuse;
(b) Dairy farm Bion NMS systems which solve the environmental problems associated with dairy farms and also create BionSoil;
(c) Hog farm Bion NMS systems, which solve odor, waste and wastewater problems, associated with hog farms and also create BionSoil;
(d) Combination food processing and manure waste treatment systems which treat nutrients and solid wastes in waste streams from combined food pro-cessing plants and animal confinement areas;
(e) Fruit processing wastewater treatment systems which treat wastewater from fruit processing plants to remove solids, nutrients and other contaminants to create water suitable for discharge or reuse; and,
(f) Storm water and surface water run-off treatment systems which treat storm water run-off from agricultural and industrial installations to remove nutrients and other contaminants to create water suitable for discharge or reuse.

2. The systems in these states are primarily additional hog farm Bion NMS systems, which solve odor, waste and wastewater problems associated with hog farms and also create BionSoil.

3. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing, an additional engineer, and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, has signed agreements for five additional system instal-lations, and has one additional Bion NMS that has come on line for a 9,600 finishing hog farm. Management estimates that, to date, in excess of $800,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state*.

4. Issued U.S. patents include the following titles: "Bioconversion Reactor and System", "Animal Waste Bioconversion System", "Bioconverted Nutrient Rich Humus", "Phosphorous Treatment Process", and "Storm Water Remediatory Bioconversion System". In addition, the Canadian Patent Office has issued "Aqueous Stream Treatment Process".

5. Representatives of North Carolina State University ("NCSU"), North Carolina Department of Agriculture ("NCDA") and the North Carolina Cooperative Extension Service conducted an independent on-farm research trial in 1996. The test compared the plant growth of four woody ornamental species grown in three BionSoil product mixes to that of the same species grown in a high-grade commercial nursery potting soil with soluble fertilizer additives. The performance of the plants in the BionSoil mixes exceeded that of the plants in the commercial mix in all trials. Representatives of NCSU, NCDA, and Bion Technologies, Inc conducted a further independent study in 1997. The experiment, located at a research facility on NCSU's Raleigh, North Carolina campus, compared the plant growth of four different species (a flowering shrub, an annual, a woody ornamental and a perennial) grown in three mix rates of BionSoil with pine bark to that of the same species grown in a standard mix fertilized with a national brand of synthetic controlled release fertilizer plus other additives. The evaluation also evaluated the performance of the plants in all mixes under four irrigation regimes. BionSoil supplied a steady release of plant nutrients over a three-month period and proved to be a more efficient source of plant fertility under limited water availability than did the control fertilizer. These study results support other studies performed by the Company and anecdotal evidence gathered through plant trials from homeowners and others. The Company has an extensive program of additional university and company tests designed and being implemented for the 1998 summer growing season.

6. As reported in the Company's February 23, 1998, Form 8-K, the Company entered into an agreement with Murphy Family Farms, Inc. of Rose Hill, North Carolina, to design, install and operate multiple Bion NMS swine waste treatment systems in six additional states. Also, as reported in the Company's December 31, 1997, Form 10-QSB, the Company entered into an agreement with Bowman Family Farms, Inc. of Wray, Colorado, to design, install and operate approximately thirty-six Bion NMS swine waste treatment systems in two additional states.

7. All numbers of animals are taken from the 1992 Census of Agriculture published by the United States Department of Agriculture. The numbers used are for the animal populations of farms above a specific size as follows:
     *   Dairy  cows:  farms  with  200  or  more  cows
     * Beef cattle (steers): farms with 200 or more cattle fattened on grain and concentrate
     *   Hogs  and  pigs:  farms  with  1,000  or  more
     *   Poultry (chickens and turkeys) based on layers, broilers and turkeys

8. Battelle estimated the total U.S. market for compost to be 1.04 billion cubic yards per year. See "Compost: United States Supply and Demand Potential" in Biomass and Bioenergy Vol.3, Nos 3-4, pp. 281-299, 1992.
    -----------------------

9. The Company's gross margin (prior to deduction of G&A expenses, interest, depreciation, taxes, etc.) per cubic yard of BionSoil is calculated from the projected price per yard obtained from sales of bulk or bagged product after deducting the amount paid to the producer, if appropriate, and the projected costs which the Company expects to incur for harvesting, processing, bagging, and marketing.

10. The following risk factors should be considered when reviewing the projections in these tables: the Company has not made significant sales or earnings to date, and the projections herein represent very large advances which management believes are attainable since the Company is now emerging from the development stage; there are many difficulties that may be encountered by the Company (as it is a start-up), especially in view of the intense competition from existing and more established companies in the wastewater, waste management, the environmental control and organic soils and products businesses; the Bion NMS system has had limited development and market acceptance is uncertain; the Company is in direct competition with consulting and engineering firms (which may be better capitalized than the Company) that may be capable of developing competitive technologies and products; the business is susceptible to changing technology and the Company may not have adequate patent and proprietary information protection; the Company may become subject to unfavorable governmental regulations, and may have, in the future, liability (with no insurance coverage) for damage to the environment; and, the costs and expenses used for all calculations are estimates made on the basis of limited information available.

11. Due to the Company's lack of experience and start-up nature in the soil processing area, the profit margins are based on management's estimate and therefore are subject to significant variation. Actual production costs to date are higher than those shown in Table 2 due to significant start-up inefficiencies. Management believes, however, that as greater quantities of BionSoil are harvested and the processing techniques become more efficient, the profit margins will equal or exceed the projected Annual Gross Margins shown in Table 2*.

     OTHER  INFORMATION
     ------------------

PART  II
--------

ITEM  1.          Legal  Proceedings.

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM  2.          Changes  in  Securities.

(c) The following securities were sold in the nine month period ended March 31, 1998 without registering the securities under the Securities Act.:

210,475 shares of restricted and legended Common Stock to six private investors and fourteen existing shareholders in privately negotiated transactions for an aggregate amount of $711,425.

32,826 shares of restricted and legended Common Stock to one existing shareholder under the terms of a 1992 agreement granting such investor a preemptive right to acquire such shares for an aggregate amount of $63,938.65.

206,600 shares of restricted and legended Common Stock to four employees in lieu of cash for services rendered valued at, in aggregate, $672,775.34.

16,698 shares of restricted and legended Common Stock to an existing shareholder for rent and services valued in aggregate at $52,175.

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

ITEM  3.          Defaults  Upon  Senior  Securities.    None

ITEM  4.          Submission  of  Matters to a Vote of Security Holders.  None

ITEM  5.          Other  Information.
                  None

ITEM  6.          Exhibits  and  Reports  on  Form  8-K.
                  (a)    Exhibits:
10.1 Agreement between Bion Technologies, Inc. and Murphy Family Farms, Inc. dated March 3, 1998.
27  Financial  Data  Schedule
    (b)    Reports  on  Form  8-K:
    Form  8-K  (dated  February  23,  1998)
    reporting  on  item  5  &  7.






     SIGNATURE




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


     Bion  Environmental  Technologies,  Inc.




          /s/  M.  Duane  Stutzman
     -----------------------------
     M.  Duane  Stutzman,  Chief  Financial
     Officer




Dated:        May  13,  1998
          ------------------