Form 10-K
period 1998-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1998-09-28
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED JUNE 30, 1998 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] OR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The aggregate market value as of September 21, 1998 of voting stock held by non-affiliates of the Registrant was $14,672,176 based upon the average of the closing bid and asked prices on the Over the Counter Electronic Bulletin Board exchange as of that date.

As of September 21, 1998, 8,866,769 shares of Registrant's Common Stock, no par value, were issued and outstanding.

                                    PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

      The Company has offices located in Colorado, Florida, New York, and North Carolina.

          BUSINESS OF THE COMPANY

               GENERAL DESCRIPTION

      The Company currently conducts its business in two complimentary areas: first, the Company designs, markets and installs waste, wastewater, and storm water treatment systems, primarily in the agricultural and food processing area; and second, markets BionSoil(TM) products such as organic fertilizers, potting soil, and soil amendments which are produced from the nutrient rich BionSolids harvested from certain types of the Company's agricultural systems installed on large dairy and hog farms.

               PRINCIPAL PRODUCTS AND SERVICES


      In the waste, wastewater, and stormwater treatment system area, the Company designs, markets, monitors the construction and installation of, and assists its customers in the operation of systems for the biological treatment of organic waste, wastewater, and stormwater. The Company's systems reduce pollutant levels in waters discharged from agricultural and food processing operations in order to enable customers to satisfy environmental regulatory requirements and to avoid fines, penalties, or citizen lawsuits. Currently the Company has systems designed for and operating in the dairy and hog farming and fruit processing industries. The Company is designing systems to treat agricultural waste streams (feedlots, beef, poultry, fruit and vegetable farms), food processing plants, and high-intensity and non-point source waste and wastewater discharges. The Company's animal waste treatment systems convert animal waste into nutrient rich organic BionSolids which the Company processes and intends to sell as BionSoil and BionSoil products either in bulk or bagged form when a distribution system and a sufficient amount of product are in place. The Company holds patents that generally cover the systems' processes and the soil products produced by those processes.

      The Company's systems solve or mitigate a broad range of environmental problems by combining advanced technology with biological and chemical processing, engineering, and management principles. The Company studies each proposed site of application carefully to determine the best system design to solve the client's existing problems, oversees system construction and start-up, and then works to promote the conditions under which system performance can be optimized. The result is an enhanced natural system generally consisting of bioreactors (with aerobic, facultative, and anaerobic bacterial populations for initial waste breakdown) and ecoreactors (a managed high intensity wetland-like area). Such a system removes odors, nutrients such as nitrogen and phosphorus, and other materials from wastes and wastewaters. The materials are then bioconverted into some or all (depending on the specific application) of the following end products: BionSolids used to produce BionSoil and BionSoil products, clean water, and wetlands habitats.

               MARKETING AND DISTRIBUTION

               SYSTEMS

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

      The Company's marketing strategy has generally involved a two stage process. First, a particular technology application is developed and initial sales are made in the selected market segment within a single geographic area. Based on performance of the initial systems, the specific market segment is developed in the geographic area through the sales of additional systems. Simultaneously, other potential customers with similar problems in the area are identified, and new applications of the technology are developed and marketed to them based on the Company's demonstrated track record in solving similar problems in the initial market segment. Second, as the success of each particular application is demonstrated in an initial market, marketing commences in other geographic regions. Following this basic approach, the Company is currently developing and/or marketing systems in Florida, New York, Colorado, North Carolina, Illinois, Missouri, Nebraska, Utah, Kansas, Iowa and Oklahoma.

      The Company has marketed and sold its animal waste treatment systems primarily to large high intensity hog raising facilities and dairy farms. The Company continues to design, permit, build, and operate systems that meet the objectives of its customers for waste and wastewater treatment, reduce odor, and satisfy environmental regulators. The Company also plans over the coming year to increase its marketing efforts in the areas of industrial wastewater treatment
*.

      BIONSOIL

      The Company's Bion NMS(TM) system converts animal waste into nutrient rich BionSolids which can be processed and sold in bulk and in bags as BionSoil and BionSoil products. The BionSolids are blended to produce organic potting soil, fertilizer, and soil amendments. The Company has not yet established sales distribution systems for BionSoil products and sales to date have been only sporadic. During the period from March 1, 1998 up to and continuing through June 30, 1998, the Company began structuring and executing an initial BionSoil test market program. This test market has included both bagged and bulk sales. The Company has not, as of yet, commenced any commercial marketing programs and has no agreements with any large retail outlets. All test marketing has been through various nurseries and lawn and garden care outlets in western New York.

      COMPETITION

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

      There is also extensive competition in the potting soil, organic soil amendment, and organic fertilizer markets. There are many companies which are already selling similar type products. These companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases. Gaining a share of this market may take time and could require substantial resource allocation for advertising, packaging, and product introductions. Further competition will come from a variety of composting operations being run by municipal and other governmental agencies, and by private industry, to dispose of various waste products including industrial and municipal wastewater sludges, yard and landscaping wastes, and other industrial or commercial organic wastes. These composted materials may be sold by the various organizations at low cost just to reduce or defray disposal expense, thereby creating downward pressure on the price the Company may be able to charge for its products. Many of the competing organizations and companies are well established, have substantially greater financial and other resources than the Company and have already established success in the development and sale of their products. The Company believes it can compete successfully with these organizations in its market niche because BionSoil is generally a higher quality product which qualifies as an all-organic material*. In addition, initial university growth studies indicate that BionSoil has the potential of replacing all of the amendments used in standard growers' mixes. It will, however, take further product development and marketing to realize the market potential that BionSoil currently appears to offer *.

      DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

      The Company's operating results are currently dependent upon a limited number of large contracts. The Company has a contract with Crystal Springs Farms LLC (formerly Bowman Family Farms), which accounts for more than 10 percent of the Company's revenues during the past fiscal year. The nature of the Company's business is such that significant sales are generally expected to be "one-time" contracts pursuant to which single systems are sold and designed, with significant income to be received by the Company after the first year of system operation from the sale of BionSoil and BionSoil products and from maintenance contracts.

      PATENTS

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

      U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus. The patent describes the process which is an improved process to create nutrient rich humus through the biological transformation of animal wastes into ecologically desirable materials. This patent describes the process of creating BionSoil and its characteristics. Prior to the issuance of this patent a continuation-in-part was filed describing additional attributes of BionSoil and how it can be mixed with other substances to create additional useful products.

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

      Further, the Company is developing a research effort focused on BionSoil and BionSoil products. During the past two years the Company, in conjunction with North Carolina State University has studied the benefits of using BionSoil in a variety of applications. The Company has also hired a horticulturist in order to conduct formal and informal plant growth studies as well as conduct research into harvesting and blending techniques for BionSoil and BionSoil products.

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

      (2) Federal, state and local environmental agencies frequently change required final effluent standards and other requirements for treatment systems which introduces a degree of uncertainty in system design and performance criteria. As these requirements change, the marketability of the Company's systems may be impacted both negatively and/or positively.

      (3) Most of the Company's systems require governmental permits or approval prior to installation as they are treating situations for customers where government regulations specify permit requirements for operation.

      EMPLOYEES

      The Company employed twenty-five persons with twenty-three persons full-time as of June 30, 1998. Four of these full-time persons are engaged in management; fifteen in operations, sales and marketing; and four in clerical and administration.

ITEM 2.    DESCRIPTION OF PROPERTY

OFFICE AND PROCESSING FACILITIES

      The Company's executive offices are located at 555 17th Street, Suite 3310, Denver, Colorado. The Company subleases four offices (plus use of common facilities, office equipment and certain services) from Delta Petroleum Corporation (which owns approximately 1.7% of the Company's currently issued and outstanding common stock) on a month-to-month basis pursuant to an oral arrangement between the parties. The Company has additional offices at 606 N. French Road, Suite 6, W. Amherst, New York; 206 North Parrott Avenue, Okeechobee, Florida; and 138 Uzzle Industrial Drive, Clayton, North Carolina. The Company also rents BionSoil processing sites located at State Road 710 and SE 74th Trail, Okeechobee, Florida; 5116 Hermitage Road, Gainesville, New York; 5905 Curriers Road, Arcade, New York; Upper Reservation Road, Castile, New York; and 542 Garrett Road, Four Oaks, North Carolina. All leases and rental agreements are with non-affiliated parties.

ITEM 3.    LEGAL PROCEEDINGS

      The Company knows of no material pending legal proceedings to which the Company (or its Subsidiaries) is a party or of which any of its systems is the subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There has been no submission of matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

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

      At present, the Company's Common Stock trades under the symbol "BION" (changed from "BIET" effective September 15, 1997) on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      QUARTER ENDED                          HIGH BID           LOW BID

      September 30, 1996                     $  3.25            $  2.50
      December 31, 1996                      $  5.50            $  4.00
      March 31, 1997                         $  6.38            $  5.44
      June 30, 1997                          $  5.50            $  3.00
      September 30, 1997                     $  4.50            $  2.00
      December 31, 1997                      $  7.31            $  4.13
      March 31, 1998                         $  8.50            $  6.00
      June 30, 1998                          $  9.19            $  5.75

      On September 21, 1998 the bid and asked prices of the Common Stock were $3.88 and $4.13, respectively.

(b)   HOLDERS

      The number of holders of record of the Company's Common Stock at September 21, 1998 was approximately 687.

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

      Class B Preferred stockholders were entitled to receive, upon conversion, redemption or liquidation, cumulative dividends at the per annum rate of $.54 per share on the issued and outstanding Class B Preferred Stock. Effective December 15, 1997, all Class B Preferred Stock was converted to Common Stock. The cumulative dividends totalling $30,961.11 were paid in Common Stock (10,324 shares).

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      THE DISCUSSION IN ITEM 6(A) BELOW CONTAINS FORWARD-LOOKING STATEMENTS (IDENTIFIED WITH AN ASTERISK "*" AT THE END OF EACH SUCH STATEMENT) MADE IN RELIANCE UPON THE PROVISIONS OF RULE 175 PROMULGATED UNDER THE SECURITIES ACT OF 1933 AND SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO. THE FOOTNOTES SET FORTH BELOW (AT PAGES 23 TO
27) ARE AN INTEGRAL PART OF THIS DISCUSSION AND SHOULD BE CAREFULLY REVIEWED TO PROPERLY UNDERSTAND THIS SECTION. THIS DISCUSSION IS QUALIFIED IN ITS ENTIRETY BY THE RISK FACTORS DISCUSSED HEREIN.

      (a) PLAN OF OPERATION

      GENERAL DISCUSSION OF CURRENT AND PROPOSED OPERATIONS

     The audited financial statements contained in this Form 10-KSB show that over $10,884,000 of equity has been invested in the Company through the close of the fiscal year ended June 30, 1998. These financial statements also show that, as of that date, the Company had a negative net worth of $390,559, cumulative losses of $11,275,528, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company's ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as Bion NMS sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

      Management believes, however, that additional information is necessary to evaluate the Company and its progress relative to the business it is pursuing, its plans for the future, and the associated value the Company has developed during the last several years. Therefore, the following section of this Form 10-KSB is presented by management to give the reader a better understanding of the development of the business of the Company to date, and its goals for growth in the future.

      BUSINESS DEVELOPMENT

      The Company's mission is to provide services, systems and products which solve environmental problems with wastes and wastewater, and in appropriate situations, recycle wastes into high value horticultural products which produce superior plant growth performance. The Company currently conducts its business in two complimentary areas: first, the Company designs, markets, and oversees the installation and operation of waste, wastewater and storm water treatment systems, primarily in the agricultural and food processing area; and second, markets BionSoil products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich solids harvested from certain types of the Company's agricultural systems installed on large dairy and swine farms. Eventually the Company anticipates emphasizing additional business areas including without limitation municipal and industrial wastewater treatment
*.

      The main emphasis of the Company's business during the past two years has been on the application of the Bion NMS for large animal raising agricultural facilities. As a result, the Company's focus has been more specifically on:
first, the design, sales, installation oversight, operations management, and material harvesting of Bion NMS systems for large dairy and swine facilities; and, second, BionSoil: the development efforts associated with testing, processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which are produced from the solids harvested from the Company's Bion NMS systems.

      As Bion NMS systems are brought on-line and BionSolids (see footnote 1, below) are harvested, it is anticipated that BionSoil, Inc. will purchase the harvested BionSolids from Bion Technologies, Inc. to process it into BionSoil products for sale to customers *. Some farms may be paid fees as royalty for the BionSolids harvested from their site *. These payments potentially represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems *. Most large animal raising facilities have substantial operating costs associated with the disposal of manure and waste products, which are generated in large quantities at these facilities. With the construction and operation of a Bion NMS on a farm site, many of these costs may be substantially reduced or eliminated, and the farm may, in some cases, also receive a revenue stream from the cash payments made by the Company to the farm*.

     During the past two years the Company has been working to emerge from the research and development stage and transition into the sales and marketing of the Bion NMS systems and the BionSoil products produced by those systems. The Company has focused the majority of its efforts and expenditures in these two areas and is beginning to see positive progress in both, as described below *. The Company has defined a method for tracking both the sale and start-up of Bion NMS systems and the production of BionSoil based on a Company defined standard unit, the BionAnimal which relates BionSoil production to confined animal weight. WHEN ALL THE MANURE AND URINE PRODUCED BY ONE BIONANIMAL IS COLLECTED AS BIONSOLIDS AND SUBSEQUENTLY CONVERTED INTO BIONSOIL, THE COMPANY ESTIMATES THAT EACH BIONANIMAL WILL YIELD APPROXIMATELY 1 CUBIC YARD OF PROCESSED BIONSOIL PER YEAR *. [NOTE: PRIOR TO JANUARY 31, 1998, THE BIONANIMAL UNIT WAS DEFINED SUCH THAT EACH BIONANIMAL PRODUCED APPROXIMATELY 10 CUBIC YARDS OF PROCESSED BIONSOIL PER YEAR. THE ESTIMATED NUMBER OF CUBIC YARDS OF BIONSOIL PRODUCED BY EACH ANIMAL (DAIRY COW, STEER, SOW, MARKET HOG, ETC.) HAS REMAINED THE SAME, HOWEVER, BECAUSE READERS FOUND THE CALCULATION FROM BIONANIMALS TO CUBIC YARDS OF BIONSOIL CONFUSING, THE COMPANY HAS CHANGED THE DEFINITION AS DESCRIBED.] THE COMPANY CHANGED THE DEFINITION ON JANUARY 31, 1998 TO MAKE TRACKING OF THE NUMBER OF BIONANIMALS UNDER CONTRACT AND THE ANNUAL PRODUCTION OF BIONSOIL (IF ALL BIONANIMALS UNDER CONTRACT WERE IN PRODUCTION) ESSENTIALLY IDENTICAL.

      Using this definition of BionAnimal the Company has developed the following table relating the number of animals in full confinement installations to the number of BionAnimal equivalents they represent. (See footnote 2, below):

                                    Table 1
   ANIMAL                     APPROXIMATE EQUIVALENT BIONANIMALS
                           NEW DEFINITION          OLD DEFINITION
One dairy cow                  10.00                   1.000
One steer                       4.50                   0.450    (2.2 = 1)
One sow                         1.35                   0.135    (7.4 = 1)
One market hog                  0.90  (1.1 = 1)        0.090    (11 = 1)
One nursery pig                0.225       (4.4 = 1)   0.0225   (44 = 1)
One layer chicken               0.02  (50 = 1)         0.002   (500 = 1)

      Prior to September 20, 1989, (when Bion Technologies, Inc., was incorporated) through at least June 30, 1997, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems. Initial sales and installations were wastewater treatment NMS (no BionSolids production) until 1993 when the emphasis shifted to Bion NMS (BionSolids production) applications.

      As of June 30, 1997 the Company had performed studies for, sold, had under construction and/or in operation systems in four distinct regions: North Carolina, New York, Florida, and the Pacific Northwest (see footnote 3, below). As of June 30, 1998 the Company's business activities have expanded into Colorado, Illinois, Missouri, Nebraska, and Utah. The Company also has contracts for additional systems in Kansas, Iowa and Oklahoma (see footnote 4, below)*.

      GEOGRAPHIC EXPANSION

      The activities of the Company to design, permit, oversee the installation of and operate these systems in these various geographic areas have established credibility with federal, state, and local regulators and environmental and agricultural professionals. With the establishment of this credibility and recent contract signings, the Company is positioned to attempt to gain significant market penetration into new geographic areas*. To date, the Company's geographic expansion has been limited due to financial and personnel constraints (which continue to exist). However, as a result of heightened awareness about the major manure treatment and disposal problem facing the animal raising industry (see footnote 5, below), and due to the current proliferation of state and national legislation being considered management believes that major geographic expansion is now possible and is essential to the Company's ability to achieve successful operations in the future*.

      The Company estimates that the cost associated with the required staffing, servicing, and marketing for expansion into new geographic regions, including initial sales calls, system design, regulatory approvals, system installation and operation through the cash-flow break-even point (the Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed $1,500,000. Based on experience to date in the regions where system sales and installation activity have been focused, the Company believes that the money invested in these efforts has created what might be called "good will," "marketing" and/or "regulatory" value *. Management believes that achieving a greater rate of geographic expansion will require expenditures greater than those expensed for previous expansion *. (An example of the accumulation of these expenses can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina which is described in more detail in footnote 6, below).

      As the Company continues its expansion into new areas in the future, and this expansion requires similar or greater additional cash resources to be spent, these cash amounts, when expended, will be expensed and not shown as balance sheet assets *.

      TECHNOLOGY EXPANSION


      The Company has six issued patents (see footnote 7, below) which provide broad coverage of the fundamental technology that underlies the Company's systems and processes. The Company is conducting a review of its existing patent position and anticipates that additional patent filings may occur based on this review or as further applications of the technology are developed *. The Company currently anticipates the expansion of the technology into the cattle feedlot and poultry raising businesses where the technology will need to be adapted to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems *.

      Other factors that may motivate the expansion of technology include, but are not limited to, current and/or new local, state, and federal regulations, proximity of potential systems to current online systems or systems under contract and the market size of poultry, cattle feedlot and other similar operations.

      Just as there are additional expenses associated with geographic expansion, there also are additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that long term technological value is being created.

      The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as approximately $4.0 million) was actually expended on system development and the enhancement of the technology and construction of prototype systems that are the basis of the Company's planned future expansion. The Company has expensed all of these costs.

      MARKET SIZE

      Management has devoted significant effort to defining markets for both Bion NMS systems and potential markets for BionSoil and BionSoil products. These efforts have included formal and informal studies, creation of models as well as analysis of available statistical data.

      The Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent detailed information available from the U.S. Department of Agriculture) as well as additional state by state information, in some cases current as of December 1997, and developed the following size estimates for the target market segments for system sales (see footnote 8, below).

      The total United States animal population, based on data contained in the 1992 U.S. Department of Agriculture Census statistics shows that there were over 96 million cattle and calves, 57 million hogs and in excess of 1.2 billion fowl on farms in the United States. These numbers if converted based on the Company defined BionAnimal unit yield approximately 455 million BionAnimals.

     However, not all of these BionAnimals are on farms that are potential candidates for a Bion NMS installation. The Company has analyzed the economics of system installation, minimum system size requirements and system operation factors related to the size of farms. Based on this review and further analysis of the census data, the Company estimates that the total number of BionAnimals on larger farms which meet size criteria is approximately 140 million (see footnote 9, below). Based on this review, these animals are believed by the Company to be the potential candidates for system installation in the U.S.* Further, the number of large animal farms is increasing as the move to consolidate livestock operations into larger more efficient farm units is accelerating (see footnote 10, below).

      Management's review of the potential market for BionSoil and BionSoil products has included research by the Battelle Institute in a study conducted for the Solid Waste Composting Council (see footnote 11, below), as well as initial market sector analysis *. Battelle calculated that the demand for compost and compost-like products (including products ranging from manure to composted organic wastes to manufactured potting soils and soil enhancers) in selected areas of the U.S. alone is projected to be in excess of one billion cubic yards per year *. This demand, categorized in nine application segments: landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture, far exceeds projected supply *. Targeted markets for BionSoil include these segments in addition to state and municipal park and transportation departments, golf courses, athletic fields, home gardeners, reforestation projects for timber and mining companies, the U.S. Park Service and others *. The Company is currently analyzing specific market sectors that are initial target market areas within this overall demand including container nursery products, golf course construction, the turf industry and others (see footnote 12, below)*.

      During the spring of 1998, the Company conducted a limited market test of the BionSoil product through retail and commercial outlets in western New York (see the Company's Form 8-K dated July 1, 1998). The material for this test was New York dairy BionSoil processed and blended with Sphagnum peat moss at the Company's Hermitage New York facility. Subsequently it was sold in bulk quantities or bagged in both 20 pound and 40 pound bags and sold. The bagged product was sold to a limited number of small retail garden shops and nurseries at wholesale prices, to the Company, of $1.97 and $2.97 for 20 and 40 pounds respectively (resulting in prices per cubic yard of $80.00 and $108.00 respectively). Bulk product was sold through similar distribution outlets for prices from $15.00 to $27.95 per cubic yard. The test market program was conducted with no advertising budget, only limited point-of-sales materials, and with no participation of any large chain retail outlets. The average price per cubic yard for all product sold in this limited test market program, bagged and bulk combined, was $39.37 per cubic yard. Management believes that this test market program provides the Company's first confirmation of the market viability of BionSoil products. Management further believes that, when product sales efforts are supported with a strong marketing/advertising program, average sales prices will increase above $40.00 per cubic yard*.

      Further, it should be noted that a significant portion of the material harvested from many systems in the last year has been devoted to both university and private studies intended to determine physical characteristics, blends, and growth results achievable using BionSoil in many different applications (see footnotes 13 and 14, below).

      BIONSOLIDS HARVESTING


     BionSolid harvests to date have been from relatively new systems and the Company has been devoting substantial effort to develop appropriate technology and sites for processing the material for sale. As a result, only small quantities of BionSoil have been available for sale during the last twelve months. The results for a portion of these sales have been documented in the above referenced test market.

      The current methods for the harvest of BionSolids and processing it into BionSoil are being continually refined and updated. Currently the BionSolids harvested from a dairy Bion NMS are mechanically harvested and then left for initial drying at the farm. Once dried to a sufficient level the BionSolids are transported to a BionSoil processing site where additional drying takes place before final processing or blending and then subsequently bagging or bulk storage.

      Harvesting of the hog Bion NMS is still in the experimental stage with multiple methods being studied in an ongoing program. Currently, the most efficient method of harvesting the BionSolids is to pump the BionSolids from the system and then either blend them directly with an organic substrate (aged shredded pine bark for example) or dry them before they are processed and blended.

      Although significant quantities of BionSoil have only recently become available, BionSoil has been clearly shown to enhance plant growth performance through both Company performed and independent university sponsored testing (see footnote 14, below).

      FINANCIAL DISCUSSION OF BION NMS AND BIONSOIL BUSINESS

      The Company expects to receive two distinct revenue streams from Bion NMS systems: 1) fees for system design, permitting, start-up and initial operation (and, for certain systems, periodic management or technology fees); and, 2) commencing approximately nine to fifteen months after the initial start-up of BionSoil production systems installed on large dairy, swine, poultry farms or feedlots, revenue from the sale of BionSoil and BionSoil-based products produced from the systems [Note that initial system start-up typically occurs six to nine months after a system contract is signed therefore BionSoil revenues will typically commence between 15 and 24 months after a system contract is signed], (see footnote 15, below) *. To date, revenues from the sale of BionSoil have been minimal.

      BION NMS ECONOMICS


      The Company may receive multiple design, permit and construction, and operation oversight fees. These fees are paid to the Company by the clients in return for services rendered and the licensing of a particular site to use the Bion NMS technology. Fees may also be paid to the Company on a regular ongoing basis for system oversight as well as regulatory and biological testing. These fees are above and beyond any revenue the Company may receive from the sale of BionSoil. In some cases one or more of these categories of fees may be waived or excluded in formal negotiated contract terms for a variety of reasons, including without limitation, signing the first system contract in a new geographic region, signing the first system contract for a new application of the technology, or offsetting some or all of the fees against reduced or eliminated BionSolids royalties.

      In the past the Company has lost money on system design, permitting support, construction oversight and initial system operation. However, through installing these systems at a loss the Company has been able to establish a number of Bion NMS systems to use for test sites, demonstrations and to refine the technology. Based on experience to date, the Company is working to establish pricing for its contracts that the Company believes will, independent of BionSoil revenues, be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations*. However, there is no assurance that this goal will be achieved or that the Company will be successful in selling its systems at a price level sufficient for the Company to generate a profit.

      While sales of Bion NMS systems have been sporadic over the last five years, the Company believes it has clearly demonstrated the success of the system technology with 11 agricultural Bion NMS soil production systems in operation.

      BIONSOIL ECONOMICS

      Based on the Company's current market test, a review of prices for soils and soil-enhancing products in various markets, and target market segment strategies being developed, the Company believes that BionSoil will sell at no less than an average of $20 per cubic yard when sold in bulk, and will sell for higher prices when processed and bagged, which prices may rise to $100 per cubic yard or higher *. [It should be noted that all prices quoted within this Form 10-KSB are wholesale only and may not be representative of actual retail prices.] Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, anticipated improvements in processing technologies and efficiencies, and lower per unit costs as volumes increase, the Company has estimated costs for the various levels of processing required to sell BionSoil products *. Given the contract terms and estimated costs of production and sales, the potential gross margin (see footnote 16, below) returned to the Company from BionSoil products sales alone has been calculated for a series of potential price points (see footnote 17, below) (and the implied processing levels required to achieve the products to be sold at these price points (see footnote 18, below))*. Table 2 below presents this information for five selected possible price points *. This table has been prepared reflecting estimates based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products *. (See footnotes 17 and 18, below)*.

                                   Table 2 *
Potential BionSoil        Estimated Related     Calculated
Wholesale Price           BionSoil Expenses     Gross Margin
PER CUBIC YARD*           PER CUBIC YARD *      PER CUBIC YARD*
    $ 20*                      13*                  7*
      40*                      22*                 18*
      60*                      32*                 28*
      80*                      41*                 39*
     100*                      53*                 47*


      The calculated gross margin per cubic yard as presented in Table 2 above is equivalent to the annual gross margin contribution of each BionAnimal in a system that is fully on line producing BionSoil (see the definition of BionAnimal above where one BionAnimal produces one cubic yard of BionSoil per year).

     If the Company were successful in bringing targeted systems on line producing BionSoil within the 18 to 24 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks); and, if the Company were successful in realizing the various potential price levels and expense levels in columns 1 and 2 of Table 3 (which also cannot be assured and is subject to numerous and substantial risks as explained below) then column three, calculated gross margin per cubic yard is also the calculated annual gross margin contribution of each BionAnimal producing BionSoil. Given that revenue to the Company from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system, these calculated gross margins, which are equivalent to gross margins per BionAnimal, would be anticipated to be repeated each year thereafter for as long as the installations remain in operation (current system contracts are set for 15 years with renewal option) *. If the net present value (discounted at 8%) of these gross margins is calculated for the normal 15-year period of a contract, the net present value of the gross margin from each BionAnimal under contract would be as shown in Table 3 for each potential price point in Table 2*. (See Footenote 19 below)*.

                                   Table 3*
                GROSS MARGIN NET PRESENT VALUE PER BIONANIMAL*

                Calculated Annual           15 Year Net Present
                Gross Margin Per            Value Per BionAnimal
                BIONANIMAL*                 ANNUAL GROSS MARGINS*
                       $ 7*                      $ 47*
                        18*                       122*
                        28*                       190*
                        39*                       264*
                        47*                       318*

      Management believes that this NPV analysis is useful because it provides an indication of the value to the Company, of the number of BionAnimals contained in each contract for Bion NMS systems.

      MANAGEMENT'S TARGETS/GOALS, BION NMS SYSTEM SALES AND BIONANIMALS UNDER CONTRACT


      Based on the results of the limited current BionSoil test market, analysis of the Company's potential markets for both BionSoil products and Bion NMS systems, the large number of proposals and preliminary agreements currently being prepared at the specific request of potential clients, the recent signing of additional major Bion NMS system installation contracts (see footnote 20, below) and the steadily increasing interest in Bion NMS systems as a cost effective and efficient solution to environmental issues related to waste and wastewater handling in the large animal agriculture area, management has reviewed the goals for system sales and installations that were previously established by the Company.

      The Company has set internal sales goals for each of the last two fiscal years, 1997 and 1998. Note, however, that as of June 30, 1997, the Company HAD NOT MET ITS INTERNAL SALES GOAL FOR SYSTEMS AND BIONANIMALS ESTABLISHED FOR THAT FISCAL YEAR due to a number of factors, including but not limited to capital availability, the decision to close the Company's Washington state operations, uncertainty created in certain markets due to pending legislation which could directly impact animal waste treatment and disposal practices, the decision to cancel certain agreements and/or contracts for systems that were not profitable, and the decision to re-negotiate certain of its existing agreements for systems to establish more equitable terms (which systems have been removed from all system and BionAnimal totals until such time, if ever, as the re-negotiations result in new signed contracts), (see the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

      As a result of its failure to attain the goals that had been established, in June 1997 following careful review, Company management established the primary long range goal to achieve a target level of 250 systems under contract containing 2,000,000 BionAnimals by June 30, 2000, the end of the Company's fiscal year 2000*. To support achievement of this long-range goal the Company established the addition of 40 systems under contract containing 300,000
BionAnimals as the sales target through its fiscal year ending June 30, 1998 which would result in the Company having contracts for a total of 64 systems containing approximately 390,000 BionAnimals by June 30, 1998. The Company's goal for growth through fiscal 2000 was approximately 2,000,000 BionAnimals, therefore approximately 2,000,000 cubic yards per year of BionSoil and BionSoil products would be available for sale in fiscal years commencing after all of the systems are on line, (approximately 15 to 24 months after contract signing) *. (See the Company's Form 10-KSB for the fiscal year ended June 30, 1997 for a discussion of these goals).

      For fiscal year 1998 (which ended June 30, 1998), the Company significantly exceeded these goals. During the year, the Company added systems under contract containing approximately 650,000 BionAnimals as compared to its goal of adding contracts for approximately 300,000 BionAnimals through the end of the fiscal year. As a result the Company exceeded its target for the fiscal year ended June 30, 1998 by over 100%. When all the systems under contract are complete and in full operation (which is expected to take up to two years from signing) they are anticipated to produce approximately 750,000 cubic yards of BionSoil per year.

      Based on these factors and the assumptions detailed below, management has set the following performance goals for the number of BionAnimals under contract in each of the next four fiscal years, and, following the 15 to 24 month lag for system design, permitting, construction and start-up, for quantities of BionSoil that are anticipated to be available to be sold*:

                       Table 4 (see footnote 21, below)
                           Management Targets/Goals
            BIONANIMAL/CONTRACTS AND BIONSOIL (#'S IN THOUSANDS)*

                                            FISCAL YEARS ENDED JUNE 30
                                    1999         2000         2001          2002

Number of BionAnimals
added during fiscal
year (in thousands) *                   800*        950*      1,200*      1,400*

Cumulative number of
BionAnimals under
contract (in
thousands) *                          1,550*      2,500*      3,700*
                                                                          5,100*

BionSoil available
for sale (in thousands
of cubic yards) *                        30*        300*      1,600*      2,600*

      The above goals will only be realized by the Company if many factors and assumptions including but not limited to the following are met: a) that the Company will be able to secure sufficient additional funding, most of which will be raised through capital investments (of which there can be no guarantee); b) that the Company will be able to hire sufficient management personnel i.e. sales, engineering and operations, in order to promote the growth of the Company and to properly manage that growth; c) that continuing regulatory pressures on the agricultural industries will lead them to install the Bion NMS or similar technology in order to solve the environmental problems; d) that legislative and regulatory powers will not pass and enforce non-science based laws that would render the Bion NMS obsolete or illegal; e) that the Company will be able to expand the application of its technology and accomplish the geographic expansion into new regions; f) that the pricing and features of the Bion NMS and the services provided by the Company can be accomplished within the constraints of the Company's economic model; g) that the trend towards market consolidation in the agricultural community, whereby the total number of farms decreases, however, the number of animals produced increases, continues; and, h) that the Company is successful in developing, marketing and selling the BionSoil and BionSoil products produced by the Bion NMS *. None of these factors and assumptions can be guaranteed.

     These goals for system and BionSoil sales represent aggressive growth for the Company *. The Company currently believes however, that its goals are reasonable in light of recent developments. In fiscal year 1998 the Company added contracts for Bion NMS systems containing 650,000 BionAnimals. Further, in the first quarter of fiscal year 1999 the Company has added contracts for 18 additional Bion NMS systems containing approximately 315,000 BionAnimals. An examination of the size of the target markets for system sales and installations and BionSoil sales (as shown above) shows that the percent of total market penetration, which these goals represent, are very modest *. On the basis of the assumptions above and the analysis of market size (see page 13), the Company's systems sales program has achieved (through June 30, 1998) approximately a 0.5% market penetration, and the existing system sales goals for fiscal years 1999, 2000, 2001 and 2002 if achieved, would represent approximately a 1.1%, 1.8%, 2.6% and 3.6% market penetration respectively *. Management believes such market penetrations represent realistic goals if the assumptions set forth above are accurate.

      MANAGEMENT FINANCIAL TARGETS/GOALS

      Subject to the risks and uncertainties included in this General Discussion of Current and Proposed Operations section of the Company's Form 10KSB and the footnotes thereto, management has established the following financial performance goals for the Company for fiscal years 1999 through 2002. PLEASE CAREFULLY REVIEW THE RISKS AND UNCERTAINTIES PRESENTED ABOVE AND BELOW AND IN THE FOOTNOTES IN CONJUNCTION WITH THE COMPANY GOALS SUMMARIZED IN THIS TABLE 5 (SEE ESPECIALLY FOOTNOTES 22, 23, 24 AND 25 BELOW).

                                   Table 5*
                              PERFORMANCE  GOALS*
                           Based on BionAnimals under
    contract and BionSoil AVAILABLE FOR SALE AS DESCRIBED IN TABLE 4 ABOVE)
                            (dollars in thousands)
                                 FISCAL YEARS

                           1999          2000         2001         2002
                           ----          ----         ----        -----

Number of BionAnimals
added during fiscal
year (in thousands) *      800*          950*       1,200*        1,400*

Cumulative number of
BionAnimals under
contract (in
thousands) *             1,550*        2,500*       3,700*        5,100*

BionSoil available
for sale (in thousands
of cubic yards) *           30*          300*       1,600*        2,600*

Gross Revenue
(see Footnote 22)*        $945*      $10,476*     $61,440*     $109,070*

Gross Margin
(see Footnote 23)*        $278*       $3,700*     $25,680*      $50,600*

Pre-Tax Earnings
(see Footnote 24)*     $(2,722)*       $(300)*    $17,680*      $36,100*

     Note that the goals presented in Table 5, above, for fiscal year 2002 show 5,100,000 BionAnimals under contract but only 2,600,000 cubic yards of BionSoil being sold during fiscal year 2002 due to the 15 to 24 month delay between contract signing and BionSoil availability. The Company's goal, however, is that the backlog of 2,500,000 additional cubic yards of BionSoil will be available in subsequent years for sale and is anticipated to increase the goal for gross revenue to approximately $220,000,000 and pre-tax earnings to approximately $72,000,000 in those later years, even if there are no additional Bion NMS system sales thereafter*.

      While these goals are very aggressive, they are consistent with the Company's progress in fiscal year 1998 (the addition of approximately 650,000 BionAnimals under contract) and progress in fiscal 1999 to date (contracts for 315,000 BionAnimals signed since July 1, 1998). The Company is currently actively recruiting to fill key management, technical and sales positions to support the attainment of these goals.

      Even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date, the potential return based on the Company's growth goals is apparent if the Company is successful in achieving its targets *.

           #   #   #   #   #   #   #   #   #   #   #   #   #   #   #

      As the discussion above includes forward looking statements made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933, readers are cautioned that, although management believes it currently has a reasonable good faith basis for disclosing the substance of some of its internal projections to the public at this time, there can be no assurance given that the Company will ever be successful in achieving any of its stated goals. The Company intends to periodically report on its progress, or lack thereof, in attaining the goals set forth above. The ultimate realization of most (if not all) of the Company's goals will require significant expenditures of funds which, as of this, date are not currently available to the Company.

      It is currently anticipated that the selling and installation of additional Bion NMS systems will require the Company to hire additional personnel, make significant capital expenditures and generally increase its overhead. Further, the marketing and sale of BionSoil products will require the implementation of a distribution network of wholesalers and/or retailers and a transportation system for delivery of the product to the intended recipients, and may require permitting in some locations, none of which the Company may be successful in achieving. Additional expenditures for personnel and equipment will be necessary to harvest, process, package, sell and deliver the product. The projections stated by management assume that the Company will be successful in obtaining the requisite funds on commercially reasonable terms and that the other stated obstacles will be successfully overcome in the process of making sales of products in the future.

      As the Company has never operated at a profit and has a negative net worth at the present time, its ability to successfully confront even the currently identified challenges which lie ahead in meeting its stated goals is far from certain. It is likely that the Company will face additional challenges, which have not as yet even been identified. In the event the Company is not able to obtain sufficient outside funding to accomplish its goals within the time periods indicated, the goals would not be met. In the event the Company is not able to successfully overcome the other stated obstacles in the process of making future sales within the time periods indicated, the goals would not be met. As the Company's operations are not currently profitable, readers are further cautioned that, if the Company is not successful in obtaining outside funding in an amount sufficient for it to meet its operating expenses even at its current level, the Company's continued existence is uncertain.

FOOTNOTES TO GENERAL DISCUSSION OF CURRENT AND PROPOSED OPERATIONS

1. BionSolids are the solid materials that are produced as a result of the bio-conversion of manure and urine by the Bion Nutrient Management System (NMS). BionSolids contain a high proportion of beneficial living organisms (in contrast to traditional composted manure products), only trace amounts of heavy metals and no human waste.

2. The quantities referred to in Table 2 represent the Company's estimate, based on data from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) regarding animal waste production where all wastes are captured, of the quantity of BionSoil that is produced per animal in one year. These estimates are approximations based on the experience to date of the Company and are subject to change. The ratio of animal species to BionAnimal is based on the amount of BionSolids required (mixed and blended with other organic material) in order to produce a growth medium with comparable characteristics that yields one cubic yard of BionSoil.

3. The systems in these regions establish multiple applications for the Company's technology including: (a) Dairy farm wastewater treatment and nutrient reduction systems which treat wastewater from dairy farms to remove phosphorus, nitrogen and other nutrients and create water suitable for discharge or reuse;
(b) Dairy farm Bion NMS systems which solve the environmental problems associated with dairy farms and also create BionSoil; (c) Hog farm Bion NMS systems, which solve odor, waste and wastewater problems, associated with hog farms and also create BionSoil; (d) Combination food processing and manure waste treatment systems which treat nutrients and solid wastes in waste streams from combined food processing plants and animal confinement areas; (e) Fruit processing wastewater treatment systems which treat wastewater from fruit processing plants to remove solids, nutrients and other contaminants to create water suitable for discharge or reuse; and, (f) Storm water and surface water run-off treatment systems that treat storm water run-off from agricultural and industrial installations to remove nutrients and other contaminants to create water suitable for discharge or reuse.

4. The systems in these states are primarily additional hog farm Bion NMS systems, which solve odor, waste and wastewater problems associated with hog farms and also create BionSoil. Note that no design or other work has commenced on the Kansas, Iowa or Oklahoma projects as of June 30, 1998.

5. For further discussion, see, for example, the December 1997 report compiled by the U.S. Senate Committee on Agriculture, Nutrition, and Forestry for Sen. Tom Harkin (D - IA) as well as "Lakes of animal waste pose environmental risk" published by the USA TODAY, December 30, 1997.

6. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing, an additional engineer, and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, has signed agreements for six additional system installations, and has two additional Bion NMS that have come on line. Management estimates that, to date, in excess of $1,100,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state *.

7. Issued U.S. patents include the following titles: "Bioconversion Reactor and System", "Animal Waste Bioconversion System", "Bioconverted Nutrient Rich Humus", "Phosphorous Treatment Process", and "Storm Water Remediatory Bioconversion System". In addition, the Canadian Patent Office has issued "Aqueous Stream Treatment Process".

8. The 1992 U.S. Department of Agriculture Census numbers are somewhat out of date. However, the 1997 U.S. Department of Agriculture Census national summary statistics will not be available until the spring of 1999. Some more current statistics used by management are available on a state-by-state basis.

9. All numbers of animals are taken from the 1992 Census of Agriculture published by the United States Department of Agriculture. The numbers used are for the animal populations of farms above a specific size as follows:
      *     Dairy cows: farms with 200 or more cows
      *     Beef cattle (steers): farms with 200 or more cattle
      *     Hogs and pigs: farms with 1,000 or more
      * Poultry (chickens and turkeys) based on layers, broilers and turkeys

10. According to a July 1996 report published by the U.S. Bureau of the Census the number of large farms has increased from 51,995 in 1969 to 333,865 in 1992, while at the same time the overall number of farms decreased from 2.7 million in 1969 to 1.9 million in 1992. Further evidence of consolidation in the hog industry is found in the greater than 100% increase in the number of hogs in the state of North Carolina from 1987 to 1992 while at the same time there was a 38% decrease in the number of hog farms in the state. These numbers are calculated from data in the 1992 U.S. Department of Agriculture Census.

11. Battelle estimated the total U.S. market for compost to be 1.04 billion cubic yards per year. See "Compost: United States Supply and Demand Potential" in BIOMASS AND BIOENERGY Vol.3, Nos 3-4, pp. 281-299, 1992.

12. As an example, study data provided by North Carolina State University for the estimated volume of potting media used in container nurseries in the United States shows current demand (1998) to be in excess of 100 million cubic yards per year. Further, data on U.S. golf course construction and expansion show that, as of May 1998, 13,954 holes (or the equivalent of 775 18-hole golf courses) were under construction, and 11,677 (or the equivalent of 649 18-hole courses) were in planning for construction.

13. During fiscal year 1998, the Company initiated a BionSoil Giveaway Program during which approximately 3,000 cubic yards were given away to private gardeners, local garden centers and university research centers. This program was formed in order to generate feedback regarding BionSoil and to raise public awareness about the product. It is anticipated that additional (and larger) quantities of BionSoil will be given away in each future year for these and other purposes.

14. Representatives of North Carolina State University ("NCSU"), North Carolina Department of Agriculture ("NCDA") and the North Carolina Cooperative Extension Service conducted an independent on-farm research trial in 1996. The test compared the plant growth of four woody ornamental species grown in three
BionSoil  product  mixes  to that of the  same  species  grown  in a  high-grade commercial nursery potting soil with soluble fertilizer additives. The performance of the plants in the BionSoil mixes exceeded that of the plants in the commercial mix in all trials. Representatives of NCSU, NCDA, and Bion Technologies, Inc conducted a further independent study in 1997. The experiment, located at a research facility on NCSU's Raleigh, North Carolina campus, compared the plant growth of four different species (a flowering shrub, an annual, a woody ornamental and a perennial) grown in three mix rates of BionSoil with pine bark to that of the same species grown in a standard mix fertilized with a national brand of synthetic controlled release fertilizer plus other additives. The evaluation also evaluated the performance of the plants in all mixes under four irrigation regimes. BionSoil supplied a steady release of plant nutrients over a three-month period and proved to be a more efficient source of plant fertility under limited water availability than did the control fertilizer. These study results support other studies performed by the Company and anecdotal evidence gathered through plant trials from homeowners and others. The Company has an extensive program of additional university and company tests designed and being implemented for the 1998 summer growing season.

15. The time between contract signing and BionSoil revenues is between 15 and 24 months broken down as follows: a.) 3-6 months for the design and permitting of the system; b.) 3-6 months for the construction of the system; c.) 1-2 months for the system to come completely on-line, and, d.) 8-10 months for the BionSolids to be produced and mature within the system. In some cases, including the Company's contracts with Crystal Springs Farms, for example, there are financing or other contingencies which may delay the beginning of these activities.

16. The Company's gross margin (prior to deduction of G&A expenses, interest, depreciation, taxes, etc.) per cubic yard of BionSoil is calculated from the projected price per cubic yard obtained from sales of bulk or bagged product after deducting the amount paid to the producer, if appropriate, and the projected costs which the Company expects to incur for harvesting, processing, bagging, and marketing.

17. The potential BionSoil prices reflect assumptions about the mix between bulk and bagged product sold. For example, at a wholesale price of $20 per cubic yard the mix would be 100% bulk product with no bagged product sold, while at a wholesale price of $100 or higher per cubic yard, the mix would consist almost entirely of bagged product.

18. Due to the Company's lack of experience and start-up nature in the soil processing area, BionSoil expenses are based on management's estimate and therefore are subject to significant variation. Actual production costs to date are higher than those shown in Table 3 due to significant start-up inefficiencies. Current expenses include but are not limited to harvesting, transportation, processing, blending and bagging of the BionSolids into BionSoil. Management believes, however, that as greater quantities of BionSoil are harvested and the processing techniques become more efficient, the margins may equal or exceed the projected Gross Margins shown in Table 3*.

19. Management has changed the Net Present Value calculation from that presented in its Form 10-KSB dated June 30, 1997 by lowering the discount rate from 10% to 8% to more accurately reflect current conditions, and by increasing from 1.5 year to 2.0 years the time before BionSoil revenues commence after contract signing.

20. As reported in the Company's February 23, 1998, Form 8-K, the Company entered into an agreement with Murphy Family Farms, Inc. of Rose Hill, North Carolina, to design, install and operate multiple Bion NMS swine waste treatment systems in six additional states. Also, as reported in the Company's July 1, 1998, Form 8-K, the Company entered into an agreement with Crystal Springs Farms, LLC. of Wray, Colorado, to design, install and operate approximately 18 Bion NMS swine waste treatment systems Yuma County, Colorado.

21. Although the Company's goals project for the Company to have 1.5 million BionAnimals under contract in the fiscal year 1999, only the BionAnimals that are currently in operating systems that have been harvested along with a limited number of the new BionAnimals will produce BionSoil that will be available for sale in fiscal year 1999.

22. The following risk factors should be considered when reviewing the projections in these tables: the Company has not made significant sales or operated at a profit, and the projections herein represent very large advances which management believes are attainable since the Company is now emerging from the development stage; there are many difficulties that may be encountered by the Company (as it is a start-up), especially in view of the intense competition from existing and more established companies in the wastewater, waste management, the environmental control and organic soils and products businesses; the Bion NMS system has had limited development and market acceptance is uncertain; the Company is in direct competition with consulting and engineering firms (which may be better capitalized than the Company) that may be capable of developing competitive technologies and products; the business is susceptible to changing technology and the Company may not have adequate patent and proprietary information protection; the Company may become subject to unfavorable governmental regulations, and may have, in the future, liability (with no insurance coverage) for damage to the environment; and, the costs and expenses used for all calculations are estimates made on the basis of limited information available.

23. The following assumptions (none of which are guaranteed to occur) have been made for the gross revenue calculations:
 a.) that the BionSoil available for sale is sold in the fiscal year that it is available *;
 b.) that the percentage of BionSoil sold in each year in bagged form for retail sales (which the Company does not engage in) will be as follows*:

                               Fiscal year ending June 30
                       1999         2000         2001            2002
      Percent bagged
      BionSoil sold     10%*         11%*         12%*            14%*

(Management has established this mix although it is probable that the mix will vary considerably over time)*.
 c.) that the average selling price per cubic yard realized by the Company for each fiscal year is as indicated in the following table *:



                                           Fiscal year ending June 30
                                             (dollars per cubic yard)
                                     1999         2000         2001            2002
                                     ----         ----         ----            ----
SELLING PRICE
Bagged                          $   90.00*   $   95.00*   $   100.00*   $   100.00*
Bulk                                25.00*       27.50*        30.00*        32.50*
Weighted Average                    31.50*       34.92*        38.40*        41.95*



(The  selling  price   increases  shown  above  are  not  related  to  inflation
adjustments, rather they reflect the Company establishing product credibility in its respective markets as well as further product refinements *.)
 d.) that the average selling price include freight to the customer of $7.00 per cubic yard for bagged product and $4.50 per cubic yard for bulk product *.

24. The following assumptions (none of which are guaranteed to occur) have been made for the product costs for gross margin calculations:
 a.) that the average product direct cost for each fiscal year is as follows:*

                                               Fiscal year ending June 30
                                       1999         2000         2001            2002
                                       ----         ----         ----            ----

DIRECT COST
Bagged Product                    $   58.00*   $   57.00*   $   55.00*   $   53.00*
Bulk Product                          13.00*       13.00*       12.50*       12.00*
Weighted Average                      17.50*       17.84*       17.60*       17.74*


(The reduction in direct product costs over time reflects increased efficiencies of operation that have been included based on anticipated product handling efficiencies and economics of scale as the volume of product processed increases *.)
 b.) that freight charges for shipments to customers will be $7.00 per cubic yard for bagged product (sold and shipped on pallets with approximately two cubic yards per pallet) and $4.50 per cubic yard for bulk product shipped via common carrier truck *.
 c.) based on the assumptions above and in footnote 23, the target gross margin per cubic yard of BionSoil (which is the same as gross margin per BionAnimal) is*:
                                  Fiscal year ending June 30
                       1999         2000         2001            2002
      Gross margin
      per cubic yard   $9.25*      $12.33*      $16.05*         $19.46*

25.  The  Company  has   developed   projections   for   selling,   general  and
administrative expenses based on increased staffing levels and facilities required for attainment of the target sales and processing levels as follows:*

                              Fiscal year ending June 30
                                 (dollars in thousands)
                       1999         2000         2001            2002
                       ----         ----         ----            ----
      Selling,
      General and
      Administrative
      Expenses       $3,000*      $4,000*      $8,000*         $14,500*

       (B) MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The Company has incurred losses since inception totaling $11,275,528 and is currently experiencing liquidity problems. The Company's cash requirements are currently not being met by revenue, and are not expected to be met by revenue in the coming fiscal year. Continued losses without additional outside funding raise doubt about the Company's ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time as systems sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations. The Company is currently negotiating with independent third parties to obtain the necessary additional funding for the Company. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

       LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1998 the Company's total assets were $780,202 compared to $1,222,706 as of June 30, 1997. The change is primarily attributable to a decrease in accounts and contract receivables of $36,075 and Assets held for resale of $600,000, partially offset by an increase in work-in-progress and cash of $231,584 during the period.

 The  Company's  current ratio as of June 30, 1998 was 0.61 : 1 as compared to
0.79 : 1 as of June 30, 1997. Cash for the period ended June 30, 1998 increased $9,872 as compared to a decrease of $109,380 for the period ended June 30, 1997.

 The Company's total liabilities decreased $238,549 for the year ended June 30, 1998. Accounts payable, notes payable, and capital lease obligations decreased $70,538, $318,000, and $61,770, respectively, accrued payroll increased $148,750 and the note payable to a stockholder increased $105,000.

 Effective January 1, 1998 holders of 84% of the Company's common stock (post transaction) transferred property to the Company pursuant to Section 351 of the Internal Revenue Code of 1986, as amended. The transaction resulted in the transfer of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants at $15.00 per share for a 24 month period commencing on January 1, 2000. (See Form 8-K/A dated December 1, 1997.)

 For the year ended June 30, 1998 the Company issued 272,068 shares of common stock for cash ($915,650), 36,258 shares of common stock for services ($134,228), 138,900 shares of stock for the exercise of options ($795,875), and 50,113 shares of common stock to a shareholder as payment of a note payable and interest ($300,677). The Company also converted all of its Series "B" preferred stock (18,834 shares) and the accumulated dividends into 29,158 shares of common stock ($126,443) and converted 190,166 shares of subscribed stock to 190,166 shares of common stock valued at $607,322. The Company issued a total of 4,929,111 shares of legended and restricted common stock and 138,900 shares of unrestricted stock during the year ended June 30, 1998 for a total of 5,068,011 shares of common stock issued.

       RESULTS OF OPERATIONS

 COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1998 WITH FISCAL YEAR ENDED JUNE 30, 1997

 During the twelve months ended June 30, 1998 the Company provided design, engineering, construction oversight, and/or operations on 44 new or existing systems. Contract revenue increased $413,326 due to increased activity on several large projects and the increased sales from BionSoil. Contract costs increased by $109,881 due to the additional work associated with system design and engineering.

 The Company's contract receivables and work in progress reserves for bad debt were $60,000 as of June 30, 1998.

 General and administrative expenses decreased due to lower consulting fees which was partially offset by increased investor relations expense.

 The Company incurred $88,649 of interest expense on notes payable to an outside lender and to shareholders of the Company (see "Notes 4 and 6 to Consolidated Financial Statements" and research and development expenses of $267,733. The $94,917 increase in R & D expenses is due to a focused effort to increase the application of the technology.

 The Company had 62 systems and 750,000 BionAnimals under contract on June 30, 1998 compared to a plan of 64 systems and 389,000 BionAnimals. The increase of 361,000 BionAnimals is due to the signing of a large hog contract in western Nebraska.

 COMPARISON OF FISCAL YEAR ENDED JUNE 30, 1997 WITH FISCAL YEAR ENDED JUNE 30, 1996

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

 The Company incurred $286,387 of interest expense on notes payable to an outside lender and shareholders of the Company (see "Notes 4 and 6 to Consolidated Financial Statements" in the Company's Form 10-KSB dated June 30,
1997) and research and development expenses of $172,816. The $98,228 increase in R&D expenses is due to the increased research activity in the soils area.

 YEAR 2000 ISSUE

 The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. After a review of the Company's computer systems and associated software, management does not believe year 2000 will have a material effect on the operations or financial condition of the Company. The Company can not predict the impact that "Year 2000" will have on its customers and vendors.

       SEASONALITY


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

ITEM 7.    FINANCIAL STATEMENTS

 Financial Statements are included on Pages F-1 through F-21.




                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES





                                 TABLE OF CONTENTS


                                                                               PAGE

Independent Auditors' Report..................................................F - 1

Financial Statements

      Consolidated Balance Sheet..............................................F - 2

      Consolidated Statements of Operations...................................F - 3

      Consolidated Statement of Changes in Stockholders' Deficit..............F - 4

      Consolidated Statements of Cash Flows...................................F - 5

Notes to Consolidated Financial Statements....................................F - 7

                           INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
Denver, CO


We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1998 and the related consolidated statement of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the then consolidated financial statements, the Company as of June 30, 1998 had a working capital deficiency of approximately $280,000 and a stockholders' deficit of approximately $391,000. As discussed in Note 2, the Company has incurred losses since inception approximately $11,300,000. Continued losses without raising additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome this uncertainty.


                                          /s/Ehrhardt Keefe Steiner & HOttman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
August 12, 1998
Denver, Colorado

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 1998


                                        ASSETS
Current assets
   Cash and cash equivalents ...................................   $     19,104
   Accounts receivable .........................................         13,986
   Contract receivables (net of allowance of $30,000) ..........         22,902
   Work in progress (Note 3) ...................................        389,712
                                                                   ------------
            Total current assets ...............................        445,704

Property and equipment
   Computers and equipment .....................................        298,782
   Accumulated depreciation ....................................        (91,727)
                                                                        207,055
Other assets
   Deferred long-term contact costs (Note 3) ...................         71,333
   Patents, net ................................................         43,066
   Deposits and other ..........................................         13,044
                                                                   ------------
            Total other assets .................................        127,443

Total assets ...................................................   $    780,202
                                                                   ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable ............................................   $    241,384
   Accounts payable - related party ............................         20,324
   Notes payable-stockholders (Note 4) .........................         89,171
   Capital lease obligations (Note 4) ..........................         67,137
   Accrued expenses ............................................         24,368
   Accrued payroll (Notes 6 and 8) .............................        284,250
                                                                   ------------
            Total current liabilities ..........................        726,634

Long-term liabilities
   Note payable - stockholder (Note 4) .........................        210,000
   Capital lease obligations (Note 4) ..........................         83,127
   Deferred contract revenue (Note 3) ..........................        151,000
                                                                   ------------
            Total liabilities ..................................      1,170,761

Commitments and contingencies (Notes 2, 8 and 10)

Stockholders' deficit (Note 5)
   Common stock, no par value, 100,000,000 shares
   authorized, 8,764,827 shares issued and .....................     10,863,469
   outstanding
   Common stock subscribed .....................................         21,500
   Accumulated deficit .........................................    (11,275,528)
            Total stockholders' deficit ........................       (390,559)

Total liabilities and stockholders' deficit ....................   $    780,202
                                                                   ============

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended
                                                              JUNE 30,
                                                        1998            1997

Contract revenues ............................     $   547,251      $   133,925

Contract costs ...............................         549,343          439,462
                                                   -----------      -----------

Gross (loss) .................................          (2,092)        (305,537)

General and administrative expenses ..........       2,001,831        2,326,389
Research and development .....................         267,733          172,816
                                                   -----------      -----------

Loss from operations .........................      (2,271,656)      (2,804,742)

Other income (expense)
   Interest income ...........................            --            111,964
   Interest expense ..........................         (88,649)        (286,387)
   Other expense, net ........................         (17,388)            --
                                                   -----------      -----------

Net loss .....................................     $(2,377,693)     $(2,979,165)
                                                   ===========      ===========

Basic loss per common share ..................     $      (.38)     $     (1.38)
                                                   ===========      ===========

Weighted common shares outstanding ...........       6,265,128        2,161,347
                                                   ===========      ===========

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT




                                            PREFERRED STOCK SERIES B             COMMON STOCK
                                            -----------------------        -----------------------
                                             SHARES         AMOUNT          SHARES         AMOUNT
                                            --------       --------        --------       --------

Balance at June 30, 1996 ............         18,834    $     95,482       1,683,777     $3,485,270

Conversion of common stock
 subscriptions to common stock ......           --              --             2,075          9,000

Common stock subscriptionsf
 for services .......................           --              --              --             --

Issuance of common stock for cash ...           --              --           247,777        904,488

Issuance of common stock for property           --              --           336,905        600,000

Conversion of notes payable to
 common stock .......................           --              --         1,268,508      2,361,905

Issuance of common stock for ........           --              --           157,774        469,361
 services and interest

Issuance of warrants for services ...           --              --              --          122,000

Issuance of warrants for cash .......           --              --              --           31,250

Dividends declared, preferred
 stock Series B .....................           --              --              --             --

Net loss ............................           --              --              --             --
                                             --------        --------      ---------     ----------
Balance at June 30, 1997 ............         18,834          95,482       3,696,816      7,983,274

Conversion of common stock ..........           --              --           190,166        607,322
 subscriptions to common stock

Common stock subscriptions
 for services .......................           --              --              --             --

Cancellation of common stock
 subscriptions ......................           --              --              --             --

Issuance of common stock for cash ...           --              --           272,068        915,650

Issuance of common stock in .........           --              --         4,351,348           --
 warrant exchange (Note 5)

Exercise of stock options (Note 5) ..           --              --           138,900        795,875

Conversion of notes payable to
 common stock .......................           --              --            50,113        300,677

Issuance of common stock for services           --              --            36,258        134,228

Dividends declared, preferred stock
 Series B ...........................           --              --              --             --

Conversion of Series B preferred ....        (18,834)        (95,482)         29,158        126,443
 common stock and accrued dividends

Net loss ............................           --              --              --             --
                                             -------         --------      ----------   -----------

Balance at June 30, 1998 ............           --           $  --         8,764,827    $10,863,469
                                             =======         ========      ==========   ===========






                                          COMMON
                                           STOCK          ACCUMULATED
                                         SUBSCRIBED         DEFICIT         TOTAL
                                        ------------     ------------    -----------

Balance at June 30, 1996 ............   $     49,538    $ (5,903,824)   $ (2,273,534)

Conversion of common stock
 subscriptions to common stock ......         (9,000)           --              --

Common stock subscriptionsf
 for services .......................        587,284            --           587,284

Issuance of common stock for cash ...           --              --           904,488

Issuance of common stock for property           --              --           600,000

Conversion of notes payable to
 common stock .......................           --              --         2,361,905

Issuance of common stock for ........           --              --           469,361
 services and interest

Issuance of warrants for services ...           --              --           122,000

Issuance of warrants for cash .......           --              --            31,250

Dividends declared, preferred
 stock Series B .....................           --           (10,193)        (10,193)

Net loss ............................           --        (2,979,165)     (2,979,165)
                                        ------------    ------------    ------------    ------------
Balance at June 30, 1997 ............        627,822      (8,893,182)       (186,604)

Conversion of common stock ..........       (607,322)           --              --
 subscriptions to common stock

Common stock subscriptions
 for services .......................        232,000            --           232,000

Cancellation of common stock
 subscriptions ......................       (231,000)           --          (231,000)

Issuance of common stock for cash ...           --              --           915,650

Issuance of common stock in .........           --              --              --
 warrant exchange (Note 5)

Exercise of stock options (Note 5) ..           --              --           795,875

Conversion of notes payable to
 common stock .......................           --              --           300,677

Issuance of common stock for services           --              --           134,228

Dividends declared, preferred stock
 Series B ...........................           --            (4,653)         (4,653)

Conversion of Series B preferred ....           --              --            30,961
 common stock and accrued dividends

Net loss ............................           --        (2,377,693)     (2,377,693)
                                        ------------    ------------    ------------    ------------

                                                                                         (2,377,693)
Balance at June 30, 1998 ............   $     21,500    $(11,275,528)   $   (390,559)   $   (390,559)
                                        ============    ============    ============    ============


                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Year Ended
                                                               JUNE 30,

                                                          1998          1997
                                                      -----------    ----------
Cash flows from operating activities
   Net loss ........................................  $(2,377,693)  $(2,979,165)
                                                      -----------   -----------
   Adjustments to reconcile net loss to net cash
    used in operating activities -
     Depreciation and amortization .................       55,629        35,617
     Accounts receivable and work-in progress ......         --          30,000
      allowance
     Issuance of stock for services, compensation ..      134,228       469,360
      and interest
     Issuance of note payable for services and .....         --           6,015
      interest
     Issuance of warrants for services .............         --         122,000
     Loss on sale of assets held for resale ........       20,598          --
     Issuance of subscribed stock for services .....        1,000       347,284
     Changes in assets and liabilities -
       Receivables .................................       36,075       (70,893)
       Costs and estimated excess of billings on ...     (221,712)       16,186
        contracts
       Prepaid expenses and other ..................       (1,350)       (5,179)
       Accounts payable ............................      (70,538)       65,409
       Accrued liabilities .........................      163,067       209,773
       Deferred contact revenue ....................      (30,000)         --
       Deferred long-term contract costs ...........        6,000         5,100
                                                      -----------   -----------
                                                           92,997     1,108,672
         Net cash used in operating activities .....   (2,284,696)   (1,748,493)
                                                      -----------   -----------

Cash flows from investing activities
   Purchases of equipment ..........................      (14,560)      (19,661)
   Proceeds on sale of assets ......................      579,402          --
   Investment in patents ...........................       (7,706)         (645)
                                                      -----------   -----------
         Net cash (used in) provided by investing ..      557,136       (20,306)
                                                      -----------   -----------
          activities

Cash flows from financing activities
   Payments on notes payable .......................     (325,000)         --
   Proceeds from notes payable .....................      412,677       764,976
   Proceeds from stock and warrant issuances .......      915,650       935,739
   Proceeds from exercise of options ...............      795,875          --
   Payments on capital lease obligations ...........      (61,770)      (41,296)
                                                      -----------   -----------
         Net cash provided by financing activities .    1,737,432     1,659,419
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents        9,872      (109,380)
Cash and cash equivalents at beginning of period ...        9,232       118,612
                                                      -----------   -----------

Cash and cash equivalents at end of period .........  $    19,104   $     9,232
                                                      ===========   ===========

Continued on following page.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Continued from previous page.


Supplemental disclosure of cash flow information
     Cash paid  during the year for  interest  was $88,583  (1998) and  $160,643
     (1997).

Supplemental  disclosures  of non-cash  financing  activities For the year ended
  June 30, 1998 -
     Declared and accrued dividends of $4,653 for preferred stock Series B Converted $607,322 of common stock subscribed into 190,166 shares of common stock Converted $95,482 of Series B preferred stock plus cumulative accrued dividends of $30,961 into 29,158 shares of common stock. Converted 7,463,012 warrants outstanding into 4,351,648 shares of common stock and 2,832,909 newly issued warrants in a tax free B reorganization (Note 5). Converted $300,677 of notes payable and accrued interest into 50,113 shares of common stock.

  For the year ended June 30, 1997 -
      Purchase of equipment under capital leases for $191,801
      Conversion of debt, interest and services totaling $2,361,905 into 1,268,508 shares commons stock Declared and accrued dividends of $10,193 for preferred stock Series B Issued 336,905 shares common stock for property valued at $600,000 Converted $240,000 of accrued wages to officers into 80,000 shares subscribed stock Converted $9,000 of common stock subscribed into 2,075 shares of common stock

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The accompanying consolidated financial statements include the accounts of Bion Environmental Technologies, Inc. ("Biet"), and its wholly owned subsidiaries, Bion Technologies, Inc. ("Bion") and BionSoil, Inc. ("BionSoil"), (collectively the Company). The Company is engaged in the designing, marketing and overseeing the installation and operation of environmentally effective and economically efficient treatment systems (based on proprietary and/or patented processes) for the bio-conversion of wastewater, with customers in New York, Washington, North Carolina, Illinois, Missouri, Nebraska, Kansas, Utah, Iowa, Oklahoma, Colorado and Florida. Additionally, the Company has entered the market with an animal waste management system, BionSoil NMS, which converts flushed or scraped animal wastes into an economically valuable product, BionSoil, which the Company intends to market and sell.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Biet, Bion and BionSoil. All significant intercompany transactions and balances have been eliminated in consolidation.

CONTRACT RECEIVABLES

The Company grants credit in the normal course of business to customers who are located primarily in the New York, Florida, North Carolina, Illinois, Missouri, Nebraska, Kansas, Utah, Iowa, Oklahoma, Colorado and Washington state areas. To reduce credit risk, the Company monitors the financial condition and performs credit analysis prior to entering into contracts.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, equipment under capital lease is stated at the lower of fair market value or the net present value of the minimum lease payments at the inception of the lease. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. For the periods ended June 30, 1998 and 1997, depreciation was recorded in the amounts of $52,329 and $32,854, respectively.

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

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


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

     BIONSOIL CONTRACTS

Beginning in fiscal year 1994, the Company entered into contracts for producing BionSoil with fees to be paid through a defined portion of the net profit from the sale of the product. The contractual fees as of June 30, 1998 are $152,500 for these systems.

Since the Company is paid from the sales proceeds of BionSoil, all costs and revenue earned with the construction of the systems are deferred until the sale of BionSoil commences.

All capitalized BionSoil system costs for each contract are amortized on the unit-of-production method once sale of BionSoil commences using estimates of sales. If the results of an assessment indicate that the contract is impaired, the amount of the impairment is expensed. As of June 30, 1998, no material sales of the product have been consummated and accordingly, no revenue has been recognized in the financial statements on these contracts. At June 30, 1998, no contracts are deemed to be impaired.

INCOME TAXES

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, which are not expected to be realized.

PATENTS

Patent applications are recorded at cost and are amortized when the patent is issued over a period of the lesser of the patent's estimated economic or legal life. For the periods ended June 30, 1998 and 1997, amortization was recorded in the amount of $3,300 and $2,763, respectively.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred and include both expenses for new technology development and expenses for ongoing efforts to improve existing technologies.

ADVERTISING COSTS

The Company expenses advertising and promotional costs as incurred.

BASIC LOSS PER COMMON SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128. The Company has presented only basic loss per share as all dilutive potential common shares have an antidilutive effect on loss per share. Basic loss per share has been computed based on the weighted average number of shares outstanding.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As described in Note 3, contract cost estimates could be revised in the near term, and such revisions could be material.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS 131 will require the Company to disclose such segment data in its audited financial statements in the future.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier periods to be restated.


NOTE 2 - CONTINUED OPERATIONS/GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of their products. Consequently, as of June 30, 1998, the Company has incurred accumulated losses totaling approximately $11,300,000, resulting in an accumulated stockholders deficit of approximately $391,000. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                                           June 30,
                                                             1998
                                                          ---------

        Costs incurred on contracts                      $1,927,813
        Estimated (losses)                                  548,450
                                                          1,379,363
                                                          ---------
        Less billings to date                            (1,069,318)

                                                         $  310,045
                                                         ==========

        Included in the accompanying balance sheet under the following captions

Costs and estimated earnings in excess of
 billings on uncompleted contracts                                    $ 389,712
Deferred long-term contract costs                                        71,333
Less deferred revenue                                                  (151,000)
                                                                      ---------
Total costs and estimated earnings in excess
 of billings on contracts                                             $ 310,045
                                                                      =========

Due to uncertainties in the estimation process, it is at least reasonably possible that completion costs could be further revised in the near term, and that the change may be material.


NOTE 4 - NOTES PAYABLE - STOCKHOLDERS AND CAPITAL LEASES

On May 12, 1995, Bion entered into an agreement with a shareholder whereby the Company received 28,572 shares of common stock of Cyclopss Medical Systems, Inc., valued at $125,000 and a convertible promissory note of Delta Petroleum Corporation with a face value of $660,000, valued at $1,220,000 all in exchange for a note payable to the shareholder in the amount of $1,345,000. All of the of Delta Petroleum Corporation promissory note was converted at a rate of $3.30 per share for a total of 200,000 shares. In addition, the Company received 8,042 shares for accrued interest through November 20, 1995. Effective May 6, 1997, the Company converted the entire note balance of $2,146,045 including accrued interest of $80,280 into common stock.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE - STOCKHOLDERS AND CAPITAL LEASES (CONTINUED)

                                                     June 30,
                                                       1998
Notes payable to stockholders,  due on
 demand,  interest ranging from
 11% to 12%, payable monthly                         $  89,171
                                                     =========

Capital  leases  -  finance  companies;
 with  monthly  installments ranging from
 $362 to $2,287,  including interest from
 6.5% to 23.8%, maturing  from  May  1999
 through  June  2002;   collateralized  by
 equipment with a net book value of
 approximately $225,000                              $ 150,264

Less current portion                                   (67,137)

                                                     $  83,127

Future maturities of notes payable and capital leases.

  Year Ending       Capital      Notes
    JUNE 30,         LEASE      PAYABLE      TOTAL


     1999         $  84,085    $ 89,171   $ 173,256
     2000            54,581           -      54,581
     2001            26,193           -      26,193
     2002            11,893           -      11,893
                  ---------    --------   ---------

                    176,752    $ 89,171   $ 265,923
                               ========   =========
     Less amount
      representing
      interest      (26,488)

                  $ 150,264
                  =========

NOTES PAYABLE - STOCKHOLDERS

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

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - NOTES PAYABLE - STOCKHOLDERS AND CAPITAL LEASES (CONTINUED)

NOTE PAYABLE - STOCKHOLDER (CONTINUED)

In addition, for each $5 loaned to the Company, the Company will issue one and one half warrants to purchase common stock at a price of $6.00 per share. If the Company pays the entire balance due on or before December 31, 1998, the quantity of warrants issued will be reduced by 50%.

As of June 30, 1998, $210,000 was outstanding on the credit facility.


NOTE 5 - STOCKHOLDERS' DEFICIT

WARRANT EXCHANGE

Effective January 1, 1998, holders of 84% of the Company's common stock (post transaction) participated in an exchange transaction (the "Exchange") conducted pursuant to Section 351 of the Internal Revenue Code of 1986 as amended that resulted in the exchange of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants to purchase shares of the Registrant's common stock at $15.00 per share for a 24 month period commencing January 1, 2000. The Exchange was the result of negotiations that were initiated in response to a proposal made by certain warrant holders on November 23, 1997, and finalized on December 24, 1997. (See Form 8-K/A dated December 1, 1997).

The Exchange transaction was designed to reduce future potential dilution of the Company in an effort to increase value to the current group of shareholders and to improve the ability of the Company to raise future equity capital on more favorable terms. The exchange was based on the fair market values of the existing warrants to be exchanged, the newly issued warrants and the common stock issued. Fair market values of the warrants were determined using the Black Scholes option pricing model. The fair market values of the securities exchanged were equal to the fair market values of the securities issued. The transaction was treated as a recapitalization for accounting purposes, which resulted in no net change to stockholders' equity.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

PREFERRED STOCK SERIES B

Class B Preferred Stock entitles the holder to convert the Preferred stock at the rate of one Class B Preferred Share for one share of Common Stock of the Company, subject to adjustment from time to time. The holders of the Class B Preferred Stock have the option to convert all the outstanding shares of the stock at any time after December 31, 1994. Class B Preferred Stock holders are entitled to receive, upon conversion, redemption or liquidation, cumulative dividends at the per annum rate of $.54 per share on the issued and outstanding Class B Preferred Stock. The holders of the Series B Convertible Preferred Stock may require the Company to redeem all of the outstanding shares of Series B Preferred Stock at any time on or after December 31, 1996. Series B Preferred Stock holders have liquidation preference to the extent of their par value over holders of common stock and other series of preferred stock. During the year ended June 30, 1998, the remaining issued and outstanding shares of 18,834 with a carrying value of $95,482 plus $30,961 of cumulative accrued dividends were converted into 29,158 shares of common stock.

WARRANTS

As of June 30, 1998, the Company has outstanding the following warrants:

                                      EXPIRATION                   EXERCISE
WARRANT                   SHARES          DATE                        PRICE

Class G                   25,000            (1)                         5.00
Class G-5.1                1,003            (2)                         3.00
Class G-5.2                  827            (3)                         3.00
Class G-6                  4,172            (4)                         6.00
Class G-7                 35,000            (5)                         4.00
Class G-8                100,000            (6)                         6.00
Class H-1                 10,000            (7)                         5.00
Class H-2                 14,500            (8)                         3.00
Class H-9                 10,000            (9)                        10.00
Class H-9.1               10,000            (10)                       12.50
Class H-9.2               10,000            (11)                        8.00
Class H-9.3               10,000            (12)                       15.00
Class H-9.4               10,000            (13)                        6.00
Class I-1                  3,750            (14)                        6.00
Class K-1                 50,000            (15)                        6.00
Class L                  150,000            (16)                        7.50
Z                      2,832,909            (17)                       15.00
                   -------------                              --------------

                       3,277,161                              $   3.00-15.00
                   =============                              ==============

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

WARRANTS (CONTINUED)

 (1) Class G warrants may be exercised to purchase 25,000 shares of common stock for a 36 month period beginning June 20, 1996 and ending June 20, 1999.

 (2) Class G-5.1 warrants may be exercised to purchase 1,003 shares of common stock for a 60 month period beginning January 22, 1996 and ending January 21, 2001.

 (3) Class G-5.2 warrants may be exercised to purchase 827 shares of common stock for a 60 month period beginning September 13, 1996 and ending September 12, 2001.

 (4) Class G-6 warrants may be exercised to purchase 4,172 shares of common stock for a 60 month period beginning April 21, 1997 and ending April 20, 2002.

 (5) Class G-7 warrants may be exercised to purchase 35,000 shares of common stock for a 25 month period beginning June 5, 1997 and ending June 30, 1999.

 (6) Class G-8 warrants may be exercised to purchase 100,000 shares of common stock for a 37 month period beginning June 5, 1997 and ending June 30, 2000.

 (7) Class H-1 warrants may be exercised to purchase 10,000 shares of common stock for a 60 month period beginning August 21, 1996 and ending August 20, 2001.

 (8) Class H-2 warrants may be exercised to purchase 14,500 shares of common stock for a 60 month period beginning August 21, 1996 and ending August 20, 2001.

 (9) Class H-9 Warrants may be exercised to purchase 10,000 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

 (10) Class H-9.1 Warrants may be exercised to purchase 10,000 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

 (11) Class H-9.2 Warrants may be exercised to purchase 10,000 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

 (12) Class H-9.3 Warrants may be exercised to purchase 10,000 shares of common stock for a 47 month period beginning
       February 1, 1997 and ending December 31, 2001.

 (13) Class H-9.4 Warrants may be exercised to purchase 10,000 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

WARRANTS (CONTINUED)

 (14) Class I-1 warrants may be exercised to purchase 3,750 shares of common stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

 (15) Class K-1 warrants may be exercised to purchase 50,000 shares of common stock for a 19 month period beginning
       March 1, 1998 and ending October 1, 1999.

 (16) Class L warrants may be exercised to purchase 150,000 shares of common stock for a 29 month period beginning July 1, 1998 and ending December 31, 2000.

 (17) Class Z warrants may be exercised to purchase 2,832,909 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

At June 30, 1998, there were warrants exercisable to purchase 444,252 shares of common stock. The weighted average exercise price per share for shares exercisable at June 30, 1998 was $6.65.

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

It is the Company's policy to recognize compensation expense to the extent the fair market value of the stock exceeds the option exercise price on the date of grant. To date, the Company has not recognized any compensation expense as all options have been granted at a price equal to or greater than the fair market value of the stock on the date of grant.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

OPTIONS (CONTINUED)

The following table sets forth information regarding incentive stock options granted under the 1994 and 1996 Plans:
                                                           Exercise
                                       Number of             Price
                                        SHARES             PER SHARE


Balance, June 30, 1996                     10,000                1.72

      Granted                             270,000           2.27-6.00
      Exercised                           (89,100)          3.75-5.00
      Expired                             (90,000)          5.25-6.00
                              -------------------        ------------

Balance, June 30, 1997                    100,900          1.72-6.00

      Granted                             325,672         4.00-15.00
      Exercised                          (138,900)         4.00-7.50
      Expired                             (60,000)         5.00-6.00
                              -------------------        ------------

Balance, June 30, 1998                    227,672        $1.72-15.00
                              ===================        ===========

At June 30, 1998, there were options exercisable to purchase 153,494 shares of common stock. The weighted average exercise price per share for shares exercisable at June 30, 1998 was $5.90.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                           JUNE 30,
                                                    1998                1997

Net loss - as reported                         $  (2,377,693)     $  (2,979,165)
Net loss - pro forma                              (2,938,606)        (3,172,756)
Basic loss per common share - as reported               (.38)             (1.38)
Basic loss per common share - pro forma                 (.47)             (1.48)

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - STOCKHOLDERS' DEFICIT (CONTINUED)

OPTIONS (CONTINUED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants; dividend yield of 0%; expected volatility of 86%
(1998) and 64% (1997); discount rate of 5.5%; and expected lives of five months to five years.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 1998, there were $274,583 of accrued salaries due to officers included in accrued payroll.

For the periods ended June 30, 1998 and 1997, a shareholder of the Company provided office space to the Company. Rent expense for the years totaled $42,900
(1998) and $58,710 (1997), respectively.

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

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are more likely than not to be realized.

The principal temporary differences that result in a deferred tax asset are due to the losses generated since inception. The Company has generated a long-term deferred tax asset of approximately $4,215,000 that is fully impaired because of a lack of profitable operating history. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

The Company is a taxable corporation and has carry-forward operating losses of approximately $11,018,000 which expire in the following years. Furthermore, utilization may be further limited due to change in ownership.

            2004                                         $   12,000
            2005                                            242,000
            2006                                            239,000
            2007                                             19,000
            2008                                            338,000
            2009                                            224,000
            Thereafter                                    9,944,000
                                                         ----------

                                                         $11,018,000
                                                         ===========


NOTE 8 - COMMITMENTS

EMPLOYMENT AGREEMENTS

The Company has entered into three employment agreements with officers for a period commencing December 1, 1997 and ending December 31, 2002. The agreements each provide for base salaries ranging from $120,000 to $150,000 per year and various benefits, with annual reviews for increases, bonuses and benefits. Of the base salaries, $30,000 to $50,000 is accrued annually and payable when the Company has sufficient cash flow from future operations. (See Form 8-K/A dated December 1, 1997).

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


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


NOTE 10 - SUBSEQUENT EVENTS

On July 1, 1998, the Company signed an agreement (hereby referred to as the ("Agreement")) with Crystal Springs Farms, LLC. (hereby referred to as ("CSF")), of Wray Colorado, to design, install and operate 18 Bion NMS(TM) swine waste treatment systems. The Agreement anticipates that the systems will be installed at CSF sites located in Yuma County, Colorado over a period of 18 months commencing on the date that CSF receives financing for the project. Although preliminary financing approval has been obtained, it is currently unknown when, if ever that funding will be made available. The total capacity of all 18 units will be approximately 351,000 hogs. The Agreement calls for the Company to receive various project related fees from CSF totaling $1,755,000. The Company and CSF have also agreed upon an operation and maintenance fee that will be in excess of $200,000 per year once all systems are in operation. Bion will be required to pay royalties to CSF under the terms of the Agreement which are anticipated to be paid from revenues generated by sales of BionSoil(TM) (see Form 8-K dated July 1, 1998).

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

     On July 1, 1998, the Company entered into an agreement with John Finamore, nominee for a business entity to be formed by individuals who are currently principals of CSF (hereinafter called ("X"), of Wray Colorado, (the Company and X are collectively the ("Parties")). The Agreement calls for the Company to issue to X a warrant to purchase up to one million (1,000,000) shares of common stock of the Company for $7.00 per share for the period ending June 30, 1999. Under terms of the Agreement should the Company negotiate any private placement sale of stock at any price, X shall have the opportunity to purchase a number of shares under the warant up to equal to the number of shares in the private placement at $7.00 per share. Should X elect not to purchase any of the shares under this section, the warrant shall be reduced by the number of private placement shares. The Agreement also provides: the Company and X have set forth a sales representation agreement; and an agreement that X (or any affiliates thereto) agrees to use the Bion NMS waste treatment technology for any animal raising facility or other similar projects where the technology is an appropriate solution to waste and wastewater handling issues (see Form 8-K dated July 1, 1998).

From July through September 21, 1998, the Company sold 101,942 shares of common stock for $226,175.

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

NAME                 AGE    POSITION(S)                   PERIOD OF SERVICE

Jon Northrop         55     Chairman of the Board,        April 9, 1992 to
                            Chief Executive Officer,      Present
                            Secretary, and Director

Jere Northrop        56     Chief Operating Officer,      April 9, 1992 to
                            President, and Director       Present

M. Duane Stutzman    59     Chief Financial Officer,      August 31, 1993 to
                            Treasurer, and Director       Present

Ronald G. Cullis     62     Director                      November 1, 1994 to
                                                          Present

John Schwanekamp     50     Director                      August 31, 1993 to
                                                          Present

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

      JERE NORTHROP has been President, Chief Operating Officer, and a Director of the Company since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and has been its President since October 1989. Prior to founding Bion he had ten years experience in the management of operations and process control of a large municipal advanced wastewater treatment plant at Amherst, New York (1979-1989). He also has 25 years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelors degree in Biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in Biophysics from Syracuse University, Syracuse, New York,
(1969), and has done post doctoral work at both the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop also is an Officer and Director of AutoGnomics Corporation (without compensation) and is the brother of Jon Northrop.

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

      FAMILY RELATIONSHIPS

      Jon Northrop and Jere Northrop are brothers.

    ITEM 10.EXECUTIVE COMPENSATION

            SUMMARY COMPENSATION

          The following table shows the aggregate direct remuneration paid by the Company for the fiscal years ended June 30, 1998, 1997, and 1996 to each executive officer.

                          SUMMARY COMPENSATION TABLE


                                                             ANNUAL COMPENSATION                AWARDS            PAYOUTS
                                                             -------------------     -----------------------   ---------------
                                                                                     SECURITIES
                                                                                      UNDERLYING      LTIP
                                                   SALARY     SALARY     SALARY        OPTIONS/      PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR           ($)        ($)        ($)          SARs(#)        ($)           ($)

Jon Northrop                          1998        150,000 2      --        --         225,000 6        --              --

  Chairman of                         1997        150,000 2      --        --            --            --              --
  the Board,                          1996        133,333 3      --        --            --            --              --
  Chief Execu-
  tive Officer
  and Secretary

Jere Northrop                         1998        150,000 2      --        --            --        225,0006            --

  President and                       1997        150,000 2      --        --            --            --              --
  Chief Operat-                       1996        133,333 3      --        --            --            --              --
  ing Officer

Duane Stutzman                        1998        120,000 4      --        --        30,000        190,000 7           --

  Chief Finan-                        1997        120,000 4      --        --            --          20,000            --
  cial Officer                        1996        110,000 5      --        --        45,777            --              --
  and Treasurer


1  Includes  compensation  paid  by  Bion  Technologies,   Inc.,  the  Company's
   wholly-owned subsidiary.

2 Includes $50,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

3 Includes $33,333 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

4 Includes $30,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

5 Includes $20,000 of salary that was deferred by management and accrued as a liability to conserve cash for operations.

6 All of these  warrants were part of the January 1, 1998 warrant  exchange (see
Note 5 and
   8-K/A dated December 1, 1997).

7 170,000 of these warrants were part of the January 1, 1998 warrant exchange (see Note 5 and 8-K/A dated December 1, 1997).



                                                                   NUMBER OF          % OF TOTAL
                                                                   SECURITIES        OPTIONS/SARs
                                                                   UNDERLYING         GRANTED TO          EXERCISE
NAME AND PRINCIPAL                                                OPTIONS/SARs       EMPLOYEES IN          OR BASE        EXPIRATION
     POSITION                                                     GRANTED (#)         FISCAL YEAR        PRICE($/SH)          DATE

Jon Northrop ...........................................             75,000                 7.9%          $    6.00         12/31/01
  Chairman of the ......................................            150,000                15.8%              10.00         12/31/03
  Board, Chief
  Executive Officer
  and Secretary

Jere Northrop ..........................................             75,000                 7.9%          $    6.00         12/31/01
  President and Chief150,000 ...........................                                   15.8%              10.00         12/31/03
  Operating Officer

Duane Stutzman .........................................             20,000                 2.1%          $    7.25         12/31/98
  Chief Financial ......................................             25,000                 2.6                4.00         12/31/01
  Officer and ..........................................             25,000                 2.6                6.00         12/31/01
  Treasurer ............................................             20,000                 2.1                8.00         12/31/01
                                                                     40,000                 4.2               10.00         12/31/01
                                                                     30,000                 3.2               12.50         12/31/01
                                                                     30,000                 3.2               15.00         12/31/01


                AGGREGATED OPTION/SAR EXERCISES AND FY-END OPTION/SAR VALUES

                                                                                                         NUMBER OF
                                                                                                        SECURITIES
                                                                                                        UNDERLYING        VALUE OF
                                                                                                       UNEXERCISED      UNEXERCISED
                                                                                                       OPTIONS/SARs    IN-THE-MONEY
                                                                                                       AT FY-END (#)   OPTIONS/SARs
NAME AND PRINCIPAL                                             SHARES ACQUIRED         VALUE           EXERCISABLE/    AT FY-END (#)
    POSITION                                                     ON EXERCISE        REALIZED ($)       UNEXERCISABLE   UNEXERCISABLE

Jon Northrop ....................................                     --                --              (un) 350,556        --
  Chairman of the
  Board, Chief
  Executive Officer
  and Secretary

Jere Northrop ...................................                     --                --              (un) 356,528       --
  President and Chief
  Operating Officer

Duane Stutzman ..................................                     --                --                    20,000       --
  Chief Financial ...............................                     --                --               (un) 65,259       --
  Officer and Treasurer


      COMPENSATION OF DIRECTORS

      Effective September 1, 1993, outside Directors are compensated at a rate of $75 per month for their contributions to the Company. No additional compensation is paid for their involvement in the Audit and Compensation Committees. On June 14, 1996 the Board of Directors of the Company adopted the 1996 Nonemployee Director Stock Plan. There were no awards made during the fiscal year ended June 30, 1997. On August 20, 1997 the Company granted, pursuant to its 1996 Nonemployee Director Stock Option Plan, options to the two outside directors Mr. Cullis and Mr. Schwanekamp (see below).

EMPLOYMENT CONTRACTS AND TERMS OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

      On December 1, 1997, the Company entered into separate employment agreements (both of which are substantially identical) with each of Jon Northrop (the Company's Chief Executive Officer) and his brother, Jere Northrop (the Company's President) for the period commencing on December 1, 1997 and ending on December 31, 2002 (unless earlier terminated as discussed below). Among other things, each of the subject employment agreements provides that the affected employee is to be paid a salary of $150,000 per year of which $50,000 per year will be accrued until such time as cash flow permits payment of the accrued amounts, receive reimbursement for certain business expenses (including but not limited to expenses for travel, entertainment and similar items) and receive payment of certain benefits including parking, health, hospitalization and life insurance, four weeks of paid vacation each year and such other benefits as the Company's Board of Directors may deem appropriate from time to time. (See Form 8-K/A dated December 1, 1997.)

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

      In the event the Employee is terminated upon death or disability, terminated without cause, or terminated upon change in management, all warrants, options, or shares issued but not vested at the date of termination shall become fully vested as of the date of termination.

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

      On December 1, 1997, the Company entered into an employment agreement with Mr. M. Duane Stutzman (the Company's Chief Financial Officer and Treasurer) for the period commencing on December 1, 1997 and ending on December 31, 2002 (unless earlier terminated as discussed below). Among other things, the employment agreement provides that the affected employee is to be paid a salary of $120,000 per year of which $30,000 per year will be accrued until such time as cash flow permits payment of the accrued amounts, receive reimbursement for certain business expenses (including but not limited to expenses for travel, entertainment and similar items) and receive payment of certain benefits including parking, health, hospitalization and life insurance, four weeks of paid vacation each year and such other benefits as the Company's Board of Directors may deem appropriate from time to time. (See Form 8-K/A dated December 1, 1997.)

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

      In the event that the Employee is terminated upon death or disability, terminated without cause, or terminated upon change in management, all warrants, options, or shares issued but not vested at the date of termination shall become fully vested as of the date of termination.

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

      During the year ended June 30, 1998 the Company awarded certain employees (excluding the Company's officers and directors) the following options to purchase the Company's common stock pursuant to the Fiscal Year 1994 Incentive Plan in lieu of salaries: 17,500 options at a price of $4.00 per share commencing on August 1, 1997 and expiring on August 1, 2000; 20,000 options at a price of $6.25 per share commencing on October 3, 1997 and expiring on December 31, 1997; 10,000 options at a price of $5.40 per share commencing on October 3, 1997 and expiring on December 31, 1997; 10,000 options at a price of $6.25 per share, commencing on October 6, 1997 and expiring on September 30, 1998; 5,000 options at a price of $6.25 per share commencing on October 6, 1997 and expiring on December 31, 1998; 5,000 options at a price of $6.75 per share commencing on October 6, 1997 and expiring on December 31, 1999; 10,000 options at a price of $7.25 per share commencing on October 6, 1997 and expiring on December 31, 1999; 25,000 options at a price of $6.75 per share commencing on October 7, 1997 and expiring on March 31, 1998; 25,000 options at a price of $7.25 per share commencing on January 26, 1998 and expiring on December 31, 1998; 25,000 options at a price of $7.50 per share commencing on February 23, 1998 and expiring on December 31, 1998; 1,000 options at a price of $4.00 per share commencing March 31, 1998 and expiring on March 31, 1999; 1,000 options at a price of $6.00 per share commencing on March 31, 1998 and expiring on March 31, 1999; 25,000 options at a price of $7.75 per share commencing on April 17, 1998 and expiring on December 31, 1998; and 15,000 options at a price of $5.375 per share commencing on June 16, 1998 and expiring on December 31, 1998.

      The Company granted to M. Duane Stutzman, the Company's C.F.O., 20,000 options to purchase shares of the Company's common stock at a price of $7.25 per share commencing on January 26, 1998 and expiring on December 31, 1998.

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

      On June 6, 1996 a Form S-8 Registration Statement under the Securities Act of 1933 was filed registering 330,928 shares under the Fiscal Year 1994 Incentive Plan and 100,000 shares under the 1996 Nonemployee Director Plan. On June 30, 1998 a Form S-8 Registration Statement was Filed registering an additional 534,104 shares under the Fiscal Year 1994 Incentive Plan.

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

      REPORT ON REPRICING OF OPTIONS/SARS


      The Company has not during the fiscal year ending June 30, 1998 repriced any stock options or SARs previously awarded to any of the named executive officers.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth information as of September 21, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group:

Name and Address                   Shares of Common         Percentage of Common
OF BENEFICIAL OWNER                   STOCK OWNED              STOCK OUTSTANDING

Jon Northrop ...................    5,043,210 Shares1,3,4,5         55.6%
1922 W. Sanibel Court
Littleton, CO 80120.............

Jere Northrop ..................    555,654 Shares2,3                6.3%
1961 Tonawanda Creek Road
Amherst, NY 14228...............

LoTayLingKyur, Inc. ............    2,286,651 Shares4               25.2%
1280 Terminal Way, #3
Reno, NV 89502..................

Dublin Holding, Ltd. ...........    2,442,190 Shares5               27.5%
c/o AmeriLawyer, Ltd. ..........
Attn: Lloyd Rodney, Esq ........
Harbor House
P.O. Box 120
Grand Turk
Turks & Caicos Isl., B.W.I .....

John Schwanekamp ...............    10,125 Shares6                   0.1%
Sherman Road
Westfield, NY 14787.............

M. Duane Stutzman ..............    153,820 Shares7                  1.7%
7483 West Laurel Avenue
Littleton, CO 80123.............

Ronald G. Cullis ...............    15,110 Shares                    0.2%
76 Northview Lane
Chesapeake City, MD 21915

Crystal Springs Farms, LLC...... 1,000,000 Shares 8                 10.1%
P.O. Box 126
Wray, Colorado   80758


Management as a Group .......... 5,613,106 Shares                   61.6%
(5 Persons)

---------------

     1 Jon Northrop owns of record 665,367 shares and has investment rights for 665,367 shares. Because of voting rights and agreements Mr. Northrop holds voting rights for a total of 5,043,210 shares. This total includes 14,435 shares owned by the Family Trust U/A 3rd U/W Catherine Northrop. Additionally, includes 4,213,029 shares which Jon Northrop has the right to vote through June 30, 1999, all of which shares are owned by LoTayLingKyur, Inc. ("LTLK") and Dublin Holding, Ltd. (see footnotes 4 and 5). Does not include 4,000 shares owned by his wife and 88,012 shares owned by adult children of Jon Northrop each of which Mr. Northrop disclaims beneficial ownership. Does not include 350,566 Class Z Warrants exercisable at $15.00 per share commencing January 1, 2000 and ending December 31, 2001.

     2 Jere Northrop owns of record 390,840 shares and has investment rights for 390,840 shares. Because of voting rights and agreements Mr. Northrop holds voting rights for a total of 555,654 shares. The total includes 14,435 shares owned by the Family Trust U/A 3rd U/W Catherine Northrop. Does not includes 304,000 shares owned by his wife and 72,338 shares owned by an adult child of Jere Northrop, each of which Mr. Northrop disclaims beneficial ownership. Does not include 356,528 Class Z Warrants exercisable at $15.00 per share commencing January 1, 2000 and ending December 31, 2001.

     3 Includes 150,379 shares owned by Delta Petroleum Corporation which Jon Northrop and Jere Northrop jointly have the right to vote until December 31, 1999. Does not include 18,648 Class Z Warrants exercisable at $15.00 per share commencing January 1, 2000 and ending December 31, 2001.

     4 LoTayLingKyur, Inc. ("LTLK") is the assignee of shares previously owned by Stonehenge Capital Corporation. The figure indicated includes 1,561,273 shares owned by LTLK and 505,822 shares owned by Mark Smith and his wife (directors, officers, and controlling shareholders in LTLK) and 1,000 shares in a pension plan. Jon Northrop has the right to vote all of the LTLK 1,561,273 shares and all 209,556 warrants pursuant to a voting agreement that expires on June 30, 1999. LTLK has investment rights and no voting power to all 1,561,273 shares. LTLK has acquired warrants to purchase restricted stock as follows:
1,340 shares at $6.00 per share until April 20, 2002, 24,750 shares at $6.00 per share until June 30, 2000, 150,000 shares at $7.50 per share until December 31, 2000, 8,466 shares at $6.00 per share until December 31, 1999, and 25,000 shares at $7.50 per share until December 31, 1999. Does not include 484,075 Class Z Warrants exercisable at $15.00 per share commencing January 1, 2000 and ending December 31, 2001.

     5 Dublin Holding, Ltd. ("DHL") - Jon Northrop has the right to vote all 2,442,190 shares pursuant to a voting agreement that expires on June 30, 1999. Does not include 1,141,003 Class Z Warrants exercisable at $15.00 per share commencing January 1, 2000 and ending December 31, 2001.

6 Does not include 125 shares owned by Mr. Schwanekamp's wife of which he disclaims beneficial ownership. Mr. Schwanekamp has full voting power and investment rights on his stock.

     7 Does not include 65,259 Class Z Warrants exercisable at $15.00 per share commencing January 1, 2000 and ending December 31, 2001.

     8 1,000,000 B-7 warrants exercisable at $7.00 per share commencing on July 1, 1998 and ending June 30, 1999. Warrants issued to John Finamore, nominee for a business entity (as yet unnamed) to be formed by individuals who are currently principals of Crystal Springs Farms, LLC (See Form8-K dated July 1, 1998).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      Pursuant to the Replacement Agreement, the Company is required to indemnify and hold the Investors harmless from any liability to the Company (or others) pursuant to ss.16(b) of the Securities Exchange Act of 1934 for "short swing profits" which may arise from matching the transactions which are the subject of the Replacement Agreement (including transactions between and among LTLK, DHL, KM, and/or MAS in connection with such agreement) with any other transaction.

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

      On October 26, 1996, the Company and Harley E. Northrop ("Lender") entered into an agreement whereby Lender made a $500,000 credit facility available to Company under the following terms and conditions. The Company may request that funds be advanced on either the first or the fifteenth of any month, and Lender will make such funds available within fifteen working days; interest will be paid monthly in cash by the Company to Lender at the rate of 1% per month on the drawn down balance, and if by mutual agreement not paid in cash, will be added to the unpaid balance; the entire drawn down balance will be due and payable on December 31, 1999; there will be no prepayment penalties should the Company pay off the drawn down amount prior to December 31, 1999; advances from Lender to the Company shall be evidenced by a promissory note; the entire outstanding balance may be converted into units (the "Units") at a conversion price of $4.50 per Unit by mutual agreement between the Company and Lender at any time after January 1, 1998; each Unit shall consist of one share of the restricted and legended common stock of the Company plus one warrant authorizing the holder to purchase one share of the restricted and legended common stock of the Company for a price of $4.50 per share for a period commencing at the time of conversion and expiring December 31, 2001; as additional consideration for establishing this credit facility, for each $5.00 loaned to the Company, the Company shall issue to Lender one warrant ("Warrant") to purchase one share of the Company's stock between November 15, 1998 and November 15, 2001 at a price of $4.50 per share; as incentive for the Company to pay the balance due at an earlier date than December 31, 1999, the Company agreed that if it pays the entire balance due on or before December 31, 1998, the quantity of Warrants issued will be reduced by 50%. As of June 30, 1998 the Company had drawn $210,000 against the note payable to a shareholder.

      On December 1, 1996 Jon Northrop, the Company's C.E.O., Jere Northrop, the Company's President and C.O.O., and M. Duane Stutzman, the Company's Treasurer and C.F.O. signed Investor Representation and Subscription Agreements ("Agreements") to purchase 33,334, 33,334, and 13,334 shares of the restricted and legended common stock of the Company plus 50,000, 50,000, and 20,000 E-1 Warrants to purchase additional shares of the Company's common stock at a per share price of $6.00, for a price of $100,000, $100,000 and $40,000 respectively. Further, each of the officers has notified the Company that payment for the subscribed stock would be made by cancellation of salary amounts owed to the officers by the Company in the amounts of $100,000, $100,000, and $40,000 respectively, such cancellation and payment to occur upon issuance of the restricted and legended common stock.

      During the year ended June 30, 1998, the Company authorized the issuance of restricted stock and warrants to purchase stock to the following officer: M. Duane Stutzman, the Company's Chief Financial Officer, will receive the following: (a) 10,000 shares of the Company's restricted and legended common stock, (b) 25,000 warrants with an exercise price of $4.00 per share, 25,000 warrants with an exercise price of $6.00 per share, and 20,000 warrants with an exercise price of $8.00 per share, all three classes of warrants shall vest and be exercisable commencing September 15, 1997; (c) 40,000 warrants with an exercise price of $10.00 per share shall vest and be exercisable on September, 15, 1998, 30,000 warrants with an exercise price of $12.50 per share and 30,000 warrants with an exercise price of $15.00 per share shall vest and be exercisable on September 15, 1999. All classes of warrants discussed in this paragraph are to purchase restricted and legended shares of common stock of the Company and shall expire on December 31, 2001. The Company also issued to Mr. Stutzman 20,000 options to purchase shares of the Company's common stock at a price of $7.25 per share commencing on January 26, 1998 and expiring on December 31, 1998 under the Fiscal Year 1994 Incentive Plan.

      Effective July 15, 1997 the Company entered into a short term promissory note with the Family Trust U/A 3rd U/W Catherine Northrop in the amount of $7,000. The note accrues interest monthly at a rate of twelve percent per year.

      Effective September 15, 1997, the Company issued the following: to Jon Northrop, the Company's Chief Executive Officer, and to Jere Northrop, the Company's President, 75,000 Class E-1 warrants to purchase the Company's restricted and legended common stock at $6.00 per share with the exercise period commencing on January 1, 2001 and expiring on December 31, 2001, and 150,000 Class X warrants to purchase restricted and legended common stock of the Company at a price of $10.00 per share with the exercise period commencing January 1, 2003 and expiring on December 31, 2003.

      Effective January 1, 1998, holders of 84% of the Company's common stock (post transaction) participated in an exchange transaction (the "Exchange") conducted pursuant to Section 351 of the Internal Revenue Code of 1986 as amended that resulted in the exchange of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants to purchase shares of the Company's common stock at $15.00 per share for a 24 month period commencing January 1, 2000. The Exchange was the result of negotiations that were initiated in response to a proposal made by certain warrant holders on November 23, 1997, and finalized on December 24, 1997. The Company has prepared the following analysis of its capital structure on January 2, 1998 following the
Exchange:

      Common Stock:
            Issued and outstanding      8,559,455 1,2

      Options
            Vested                        144,460
            Not Vested                     79,212

      Warrants
            Vested                      3,129,836
            Not Vested                     11,250

      1 This is an increase from December 31, 1997 of 4,539,586 shares, 4,351,348 of which are as a result of the Exchange, and 188,238 of which result from the issuance of shares previously subscribed.

      2 The Company currently is obligated to pay $130,000 under the terms of a convertible credit facility with a shareholder which, if converted, would result in the issuance of 28,889 shares of restricted Common Stock as payment in full of the obligation. (See 8-K dated December 1, 1996). If the note is converted into stock, it would result in the Company having 8,588,344 shares of Common Stock outstanding.

Following completion of the Exchange the ownership positions of all officers and/or owners of 5% or more of the common stock of the Company are as follows:

      NAME OF HOLDER                      SHARES OWNED      Z WARRANTS OWNED

      Dublin Holding, Ltd.                   2,489,090           1,141,003
      LoTayLingKyur, Inc.                    1,393,808             279,330
      Jere Northrop                            663,707             356,528
      Jon Northrop                             642,034             350,556
      Mark Smith and Kelly Moone               521,822             216,486
      Duane Stutzman                           100,237              65,259



(See Form 8-K/A dated December 1, 1997.)

      Effective June 15, 1998 the Company entered into a short term promissory note with the Family Trust U/A 3rd U/W Catherine Northrop in the amount of $20,000. The note accrues interest monthly at a rate of twelve percent per year. On June 30, 1998 the note and interest was paid in full.

     On July 1, 1998, the Company entered into an agreement with John Finamore, nominee for a business entity to be formed by individuals who are currently principals of CSF (hereinafter called ("X"), of Wray Colorado, (the Company and X are collectively the ("Parties")). The Agreement calls for the Company to issue to X a warrant to purchase up to one million (1,000,000) shares of common stock of the Company for $7.00 per share for the period ending June 30, 1999. Under terms of the Agreement should the Company negotiate any private placement sale of stock at any price, X shall have the opportunity to purchase a number of shares under the warant up to equal to the number of shares in the private placement at $7.00 per share. Should X elect not to purchase any of the shares under this section, the warrant shall be reduced by the number of private placement shares. The Agreement also provides: the Company and X have set forth a sales representation agreement; and an agreement that X (or any affiliates thereto) agrees to use the Bion NMS waste treatment technology for any animal raising facility or other similar projects where the technology is an appropriate solution to waste and wastewater handling issues (see Form 8-K dated July 1, 1998).


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

            EXHIBITS

            The Exhibits listed in the Index to Exhibits appearing at page 33 are filed as part of this report.

            REPORTS ON FORM 8-K

            The following current reports on Form 8-K were filed during fiscal year 1998 and the first quarter of fiscal year 1999:

            Form 8-K dated:
                  September 1, 1997 reporting on item 5 September 30, 1997 reporting on items 5 & 7 December 1, 1997 reporting on items 5 & 7 February 23, 1998 reporting on items 5 & 7 May 21, 1998 reporting on items 5 & 7 June 11, 1998 reporting on items 5 & 7 July 1, 1998 reporting on items 5 & 7

                                  SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BION ENVIRONMENTAL TECHNOLOGIES, INC.


Date:  September 28, 1998                 By:    /S/ JON NORTHROP
                                             --------------------
                                          Jon Northrop
                                          Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME AND CAPACITY                         DATE


/S/ JON NORTHROP                                September 28, 1998
Jon Northrop, Chief Executive
  Officer, Director


/S/ JERE NORTHROP                               September 28, 1998
Jere Northrop, President, Director



/S/ M. DUANE STUTZMAN                           September 28, 1998
-------------------------------------
M. Duane Stutzman, Chief Financial
  Officer, Treasurer, Director



/S/ JOHN SCHWANEKAMP                            September 28, 1998
John Schwanekamp, Director



/S/ RONALD G. CULLIS                            September 28, 1998
-------------------------------------
Ronald G. Cullis, Director

                               INDEX TO EXHIBITS

(2)   PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, ETC.  None.

      2.1 Exchange offer memorandum previously filed and incorporated herein by reference to Form 8-K/A dated December 1, 1997.

(3)   ARTICLES OF INCORPORATION AND BYLAWS

       3.1 Articles of Incorporation previously filed and incorporated herein by reference.

       3.2 Bylaws previously filed and incorporated herein by reference.

(4)   INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INC. INDENTURES

Statement  of  Designation  and   Determination   of  Preferences  of  Series  A
Convertible Preferred Stock and Series B Convertible Preferred Stock previously filed and incorporated by reference.

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

(27)  FINANCIAL DATA SCHEDULE.  Attached.

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