Form 10QSB
period 1998-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1998-11-16
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             Form 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1998   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number    0-19333


                   Bion Environmental Technologies, Inc.
       (Exact name of registrant as specified in its charter)


           Colorado                              84-1176672
-------------------------------              ------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)


   555 17th Street, Suite 3310
      Denver, Colorado                            80202
   ---------------------------                --------------
    (Address of principal                       (Zip Code)
      executive offices)


                                 (303) 294-0750
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of registrant's classes of common stock, as of November 11, 1998:

                      Common Stock, No Par Value, 8,906,372

Bion Environmental Technologies, Inc.                     Form 10-QSB
                                                   September 30, 1998




                                INDEX



PART I     FINANCIAL INFORMATION                      PAGE NO.


ITEM 1     FINANCIAL STATEMENTS

           Balance Sheets:
                June 30, 1998 and
                September 30, 1998.................        F2

          Statements of Operation:
                For the Three Month Periods Ended
                September 30, 1997 and
                September 30, 1998.................        F3

          Statements of Cash Flows:
                For the Three Month Periods Ended
                September 30, 1997 and
                September 30, 1998.................        F4-F5

          Statement of Changes in Stockholders
          Equity for the Period June 30, 1998
          through September 30, 1998...............        F6

          Notes to Financial Statements............        F7-F10


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS............................         3



PART II   OTHER INFORMATION

ITEM 1-6  .........................................        23

                        FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS

                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                            AND SUBSIDIARIES

                       Consolidated Balance Sheets

                                              September 30,    June 30,
                                                  1998           1998
                                              -------------  ------------
                                               (Unaudited)      (Audited)
                Assets
Current assets
 Cash and cash equivalents ..........     $     13,830      $     19,104
 Accounts receivable ................           21,349            13,986
 Contract receivable(net of allowance
  of $30,000) .......................           20,902            22,902
 Work in progress (net of allowance
  of $30,000) .......................          385,212           389,712
                                          ------------      ------------
   Total current assets .............          441,293           445,704
                                          ------------      ------------

Property and equipment
 Computers and equipment ............          301,751           298,782
 Accumulated depreciation ...........         (104,963)          (91,727)
                                          ------------      ------------
                                               196,788           207,055

Other assets
 Patents, net .......................           42,258            43,066
 Deferred long-term contract costs ..           71,333            71,333
 Deposits and other .................           13,015            13,044
                                          ------------      ------------
    Total other assets ..............          126,606           127,443
                                          ------------      ------------

Total assets ........................     $    764,687      $    780,202
                                          ============      ============

  Liabilities and Stockholder (Equity)
Current liabilities
 Accounts payable ...................     $    273,506      $    241,384
 Accounts payable - related party ...           23,034            20,324
 Notes payable - stockholders .......          159,171            89,171
 Capital lease obligations ..........           62,158            67,137
 Accrued expenses ...................              384            24,368
 Accrued payroll ....................          359,727           284,250
                                          ------------      ------------
     Total current liabilities ......          877,980           726,634
                                          ------------      ------------

Long-term liabilities
 Note payable - stockholder .........          315,000           210,000
 Capital lease obligation ...........           71,100            83,127
 Deferred contract revenue ..........          151,000           151,000
                                          ------------      ------------
     Total liabilities ..............        1,415,080         1,170,761
                                          ------------      ------------

Commitments and contingencies

Stockholders' (deficit)
 Common stock, no par value,
  100,000,000 shares authorized,
  8,875,384 (September 30, 1998)
  and 8,764,827 (June 30, 1998)
  shares issued and outstanding .....       11,119,868        10,863,469
 Common stock subscribed ............           31,500            21,500
 Accumulated deficit ................      (11,801,761)      (11,275,528)
                                          ------------      ------------
    Total stockholders' (deficit) ...         (650,393)         (390,559)
                                          ------------      ------------

Total liabilities and stockholders'
 (deficit) ..........................     $    764,687      $    780,202
                                          ============      ============


                 See Notes to Consolidated Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                  Consolidated Statements of Operations


                                              Three Months Ended
                                                 September 30
                                        ----------------------------
                                              1998           1997
                                        ------------     -----------

                                         (Unaudited)     (Unaudited)

Contract revenues .................     $    63,872      $    24,837

Contract costs ....................         122,841           93,554
                                        -----------      -----------

    Gross profit (loss) ...........         (58,969)         (68,717)

General and administrative expenses         382,475          469,267
Research and development ..........          66,999           52,757
                                        -----------      -----------

Loss from operations ..............        (508,443)        (590,741)

Other income (expense)
 Interest expense .................         (15,148)         (22,904)
 Other income and expense, net ....          (2,642)             144
                                        -----------      -----------


Net (loss) ........................     $  (526,233)     $  (613,501)
                                        ===========      ===========

Basic (Loss) per weighted average
 share of common stock ............     $     (0.06)     $     (0.16)
                                        ===========      ===========


Weighted common shares outstanding        8,833,960        3,773,656
                                        ===========      ===========

                See Notes to Consolidated Financial Statements.
                                     F - 4

                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                            AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows



                                                 Three Months Ended
                                                    September 30,
                                              --------------------------
                                                  1998           1997
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)

Cash flows from operating activities
 Net (loss) ..............................     $(526,233)     $(613,501)
 Adjustments to reconcile net loss to
  net cash used in operating activities -
  Depreciation and amortization ..........        14,044         12,724
  Issuance of subscribed stock for
   services, compensation and interest ...        10,725         76,553
  Issuance of subscribed stock for
   services ..............................        11,500         47,500
  Change in assets and liabilities -
   Receivables and work in progress ......          (863)        27,421
   Prepaid expenses and other ............            29          3,000
   Accounts payable ......................        34,832        (27,037)
   Accrued liabilities ...................        51,493         52,750
                                               ---------      ---------

       Net cash used in operating
        activities .......................      (404,473)      (420,590)

Cash flows from investing activities
 Purchases of equipment ..................        (2,969)          --
 Investments in patents ..................          --             (700)
                                               ---------      ---------

       Net cash used in investing
        activities .......................        (2,969)          (700)

Cash flows from financing activities
 Payments on notes payable ...............          --         (133,000)
 Proceeds from notes payable .............       175,000           --
 Proceeds from sale of stock/warrant
  issuances ..............................       161,674        340,721
 Proceeds from exercise of options .......        82,500           --
 Payments on capital lease obligations ...       (17,006)       (16,494)
 Proceeds from the sale of assets,
  net of selling expenses ................          --          227,000
                                               ---------      ---------

       Net cash provided by financing
        activities .......................       402,168        418,227

Net increase (decrease) in cash and
cash equivalents .........................        (5,274)        (3,063)

Cash and cash equivalents at beginning
 of period ...............................        19,104          9,232
                                               ---------      ---------

Cash and cash equivalents at end of period     $  13,830      $   6,169
                                               =========      =========


Footnote:
    Supplemental disclosure of cash flow information
       Cash paid during the quarter for interest was $4,437 (1998) and $22,904 (1997).

                See Notes to Consolidated Financial Statements.
                                     F - 5

                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                            AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows


Continued from previous page.



    Supplemental disclosure of non-cash financing activities

       For the quarter ended September 30, 1998 -
          Converted $1,500 of common stock subscribed into 300 shares of common stock.


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


                See Notes to Consolidated Financial Statements.
                                     F - 6

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity

                                             Common Stock               Common
                                       --------------------------        Stock          Accumulated
                                         Shares          Amount       Subscribed          Deficit             Total
                                       ---------     ------------    -------------      ------------      -------------

Balances at June 30, 1998 .....        8,764,827     $ 10,863,469     $     21,500      ($11,275,528)     ($   390,559)


Conversion of common stock
  subscriptions to common
  stock .......................              300            1,500           (1,500)             --                --


Common stock subscriptions
  for services ................             --               --             11,500              --              11,500

Issuance of common stock
  for cash ....................           97,942          161,674             --                --             161,674


Issuance of common stock
  for services ................            2,315           10,725             --                --              10,725

Exercise of stock options .....           10,000           82,500             --                --              82,500


Net (loss) for the period ended
  September 30, 1998 ..........             --               --               --        (    526,233)     (    526,233)
                                      ----------     ------------     ------------      -------------

Balances at
  September 30, 1998 ..........        8,875,384     $ 11,119,868     $     31,500      ($11,801,761)     ($   650,393)
                                      ==========     ============     ============      =============

                 See Notes To Consolidated Financial Statements
                                     F - 7


                BION ENVIRONMENTAL TECHNOLOGIES, INC.
                          AND SUBSIDIARIES

             Notes to Consolidated Financial Statements


Note 1 - Summary of Accounting Policies
---------------------------------------

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Company") is incorporated by reference to the Company's annual report on Form 10-KSB at June 30, 1998.

The accompanying unaudited financial statements and disclosures reflect all adjustments (all of which are normal recurring accruals) in the ordinary course of business which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for a full year.


Note 2 - Continued Operations
-----------------------------

The accompanying financial statements have been prepared on a going con-cern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. In prior years, the Company had been in the development stage and its principal activities had consisted of raising capital, performing research and development activities and the development of its products. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of September 30, 1998, the Company has incurred accumulated losses totaling $11,801,761, resulting in an accumulated stockholders' deficit of $650,393. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.


Note 3 - Cost and Estimated Earnings on Uncompleted Contracts
-------------------------------------------------------------

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                     September 30,      June 30,
                                         1998             1998
                                     -------------    ------------

     Costs incurred on contracts      $1,985,410       $1,927,813
     Estimated (losses)                 (570,547)        (548,450)
                                      -----------      -----------
                                       1,414,863        1,379,363
     Less billings to date            (1,109,318)      (1,069,318)
                                      -----------      -----------
                                      $  305,545       $  310,045
                                      ===========      ===========


Note 4 - Capital Structure
--------------------------

Because the Company has a relatively complex capital structure for its size, the following capital structure details are set forth:

   Common Stock
   ------------

      As of November 11, 1998 the Company had 8,906,372 shares of Common Stock issued and outstanding and 7,653 shares of subscribed stock.

   Options and Warrants
   --------------------

      As of November 11, 1998 the Company has outstanding options and warrants as follows:

      Options   outstanding   under  the  Fiscal  Year  1994  Incentive
      Compensation  Plan  and the Non  Employee  Director  Compensation
      Plan:

                                           Commences    Expires
                                           ---------    -------
     Director ($1.72)         10,000        8/20/97     8/19/02
              ($2.27)         10,000        8/20/97     8/19/02
                              ------
                              20,000

     Employee ($3.25)         30,000        11/2/98    12/31/98
              ($4.00)          1,247       10/21/97    12/31/01
              ($4.00)          1,200         2/3/98    12/31/01
              ($4.00)          8,519        9/15/97    12/31/01
              ($4.00)            834         6/2/98    12/31/01
              ($4.00)            694       12/16/97    12/31/01
              ($4.00)          1,734         8/4/98    12/31/01
              ($4.00)         17,500         8/1/97      8/1/00
              ($4.00)          1,000        3/31/98     3/31/99
              ($4.00)          1,334        8/11/98    12/31/01
              ($6.00)          1,000        3/31/98     3/31/99
              ($6.00)          8,517        9/15/98    12/31/01
              ($6.00)          5,000        9/15/97    12/31/01
              ($6.00)          1,247       10/21/98    12/31/01
              ($6.00)          1,200         2/3/99    12/31/01
              ($6.00)            693       12/16/98    12/31/01
              ($6.00)          1,733         8/4/99    12/31/01
              ($6.00)          1,333        8/11/99    12/31/01
              ($6.25)          1,000         6/1/98     5/31/00
              ($6.25)          5,000        10/6/97    12/31/98
              ($6.75)          5,000        10/6/97     3/31/99
              ($7.25)         22,500        1/26/98    12/31/98
              ($7.25)         10,000        10/6/97     3/31/99
              ($7.50)         23,000        2/23/98    12/31/98
              ($7.75)         25,000        4/17/98    12/31/98
              ($8.00)         10,000        9/15/98    12/31/01
              ($8.00)          1,246       10/21/99    12/31/01
              ($8.00)          1,200         2/3/00    12/31/01
              ($8.00)            693       12/16/99    12/31/01
              ($8.00)          1,733         8/4/00    12/31/01
              ($8.00)          1,333        8/11/00    12/31/01
              ($8.00)          8,516        9/15/99    12/31/01
             ($10.00)         10,000        9/15/98    12/31/01
             ($12.50)         10,000        9/15/99    12/31/01
             ($15.00)         10,000        9/15/99    12/31/01
                             -------
                             251,006

      Warrants outstanding as of November 11, 1998 consist of the following:

      $3.00 warrants:
         exercisable 1/22/96 through 1/21/01:              1,003
         exercisable 8/21/96 through 8/20/01:             14,500
         exercisable 9/13/96 through 9/12/01:                827
                                                         -------
                            Total $3.00 warrants 16,330

      $4.00 warrants:
         exercisable 6/5/97 through 6/30/99:              35,000
                            Total $4.00 warrants 35,000

      $5.00 warrants:
         exercisable 6/20/96 through 6/20/99:             25,000
         exercisable 8/21/96 through 8/20/01              10,000
                                                          ------
                           Total $5.00 warrants           35,000

      $6.00 warrants:
         exercisable 6/5/97 through 6/30/00:             100,000
         exercisable 3/1/98 through 10/1/99:              50,000
         exercisable 6/9/98 through 12/31/01:              3,750
         exercisable 2/1/97 through 12/31/01:             10,000
         exercisable 4/21/97 through 4/20/02:              4,172
                                                         -------
                           Total $6.00 warrants          167,922

      $7.00 warrants:
         exercisable 7/1/98 through 6/30/99:           1,000,000
                                                       ---------
                           Total $7.00 warrants        1,000,000

      $7.50 warrants:
         exercisable 7/1/98 through 12/31/00:            187,500
                                                       ---------
                           Total $7.50 warrants          187,500

      $8.00 warrants:
         exercisable 2/1/97 through 12/31/01:             10,000
                                                       ---------
                          Total $8.00 warrants            10,000

      $10.00 warrants:
         exercisable 2/1/97 through 12/31/01:             10,000
                                                       ---------
                           Total $10.00 warrants 10,000

      $12.50 warrants:
         exercisable 2/1/97 through 12/31/01:             10,000
                                                       ---------
                           Total $12.50 warrants 10,000

      $15.00 warrants:
         exercisable 2/1/97 through 12/31/01:            10,000
         exercisable 1/1/00 through 12/31/01:         2,832,909
                                                      ---------
                           Total $15.00 warrants      2,842,909
                                                      ---------

      Total of all warrants currently outstanding     4,314,661
                                                      =========

Note 5 - Basic and Fully Diluted Loss Per Common Share
------------------------------------------------------

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


Note 6 - Subsequent Events
--------------------------

On October 31, 1998 the Company borrowed $20,000 from a related party. The short term note accrues interest at 1% per month.

Effective November 2, 1998 the Company made awards to five employees under the 1994 Incentive Stock Plan. The Company granted 30,000 options at an exercise price of $3.25 per share (exercisable from 11/2/98 - 12/31/98).

Effective November 5, 1998 LoTayLingKyur,Inc. converted the outstanding principal and interest totalling $77,174 on the existing Credit Facility into 12,863 shares of restricted and legended stock and 37,500 warrants exercisable at $7.50 per share commencing on November 5, 1998 and expiring on December 31, 1999. On November 5, 1998 the entire balance was converted. (See 8-K dated May 21, 1998.)

Effective November 6, 1998 the Company and LoTayLingKyur, Inc. ("LTLK") agreed that LTLK may subscribe from time to time to purchase units at $3.25 per unit, each unit consisting of:

     a)   1 share of restricted and legended common stock

     b) 2 Class "Z" Warrants (Class "Z" Warrant is exercisable at $15.00 per share commencing January 1, 2000 and expiring on December 31, 2001).

                BION ENVIRONMENTAL TECHNOLOGIES, INC.
                          AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company designs, installs and operates advanced waste and wastewater treatment systems. These systems, which incorporate patented biological technologies, are capable of removing solids, nutrients and other contaminants from agricultural, industrial and municipal waste-water. In addition, the agricultural systems installed on animal raising facilities produce a marketable, nutrient-rich soil-like product, BionSoil(TM).

The Company currently has systems treating swine, dairy, and fruit and juice processing waste streams in Florida, Illinois, New York, North Carolina, and Washington. The Company has approximately 380,000 BionAnimals in design, permitting, construction and/or operations with an additional 765,000 BionAnimals under contract. The Company is in the process of raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

The Company has incurred losses since inception of $11,801,761 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund opera-tions. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Liquidity and Capital Resources
-------------------------------

The Company's current ratio as of September 30, 1998 was 0.50 : 1.0 as compared to 0.61 : 1.0 as of June 30, 1998. Cash as of September 30, 1998 decreased to $13,830 as compared to $19,104 as of June 30, 1998.

During the three months ended September 30, 1998, the Company borrowed $70,000 from two shareholders at 1% interest per month.

As of September 30, 1998 the Company has drawn $240,000 against the October 26, 1996 line-of-credit with a shareholder. (See 8-K dated December 1, 1996.)

On May 21, 1998 the Company entered into a credit facility with a shareholder for a maximum amount not to exceed $1,500,000. On June 30, 1998 the Company converted all of the outstanding debt ($300,000 of principal and $677 of interest) into 50,113 shares of common stock at $6.00 per share and 150,000 warrants at $7.50 per share commencing July 1, 1998 and expiring December 31, 1999. (See 8-K dated May 21, 1998.) As of September 30, 1998 the Company had an outstanding note payable of $75,000 against this credit facility. On November 5, 1998 the entire balance was converted (See Note 6).

For the three months ended September 30, 1998 the Company issued 97,942 shares of common stock for cash ($161,674), 2,315 shares of common stock for services ($10,725), and converted 300 shares of subscribed stock to 300 shares of common stock valued at $1,500. All of the above is legended and restricted common stock. The Company also issued 10,000 shares of free trading common stock for the exercise of options ($82,500). The Company has increased subscribed stock by $10,000 for legended and restricted common stock awarded but not issued to certain employees as additional compensation.

Results of Operations
---------------------

Comparison of the Three Months Ended September 30, 1998 with Three Months Ended September 30, 1997
--------------------------------------------------------------------------------

Revenue in the three months ended September 30, 1998 was $63,872 compared to $24,837 for the corresponding three month period in 1997, an increase of $39,035. Contract costs were higher in the 1998 three month period by $29,287 due to the increased expenses associated with system design and New York BionSoil processing. The above resulted in a gross loss for the period ended September 30, 1998 of $58,969 as compared to a gross loss of $68,717 for the same three month period in 1997.

General and administrative expenses were lower by $86,792 due to a decrease in compensation and professional expenses ($110,000) partially offset by an increase in investor relations expenses ($14,000).

The Company recorded $15,148 in interest expense on its notes payable and $66,999 in research and development costs. As a result of the above, the Company recorded a net loss of $526,233 in the three month period ended September 30, 1998, compared to a net loss of $613,501 for the three month period ended September 30, 1997.

The Company will need to increase sales significantly to obtain profitability.

Year 2000 Issue
---------------

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. After a review of the Company's computer systems and associated software, management does not believe year 2000 will have a material effect on the operations or financial condition of the Company. The Company cannot predict the impact that "Year 2000" will have on its customers and vendors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------

The discussion below contains forward-looking statements (denoted with an asterisk *) made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933 and should be read in conjunction with the Company's consolidated financial statements and the Notes thereto. The footnotes set forth below (at pages 19 to 23) are an integral part of this discussion and should be carefully reviewed to properly understand this section. This discussion is qualified in its entirety by the risk factors discussed herein.

(a)  Plan of Operation

     General Discussion of Current and Proposed Operations
     -----------------------------------------------------

     The audited financial statements contained in this Form 10-QSB show that over $11,151,368 of equity has been invested in the Company through the close of the fiscal quarter ended September 30, 1998. These financial statements also show that, as of that date, the Company had a negative net worth of $650,393, cumulative losses of $11,801,761, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company's ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as Bion NMS sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

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

     Business Development
     --------------------

     The Company's mission is to provide services, systems and products which solve environmental problems with wastes and wastewater, and in appropriate situations, recycle wastes into high value horticultural products which produce superior plant growth performance. The Company currently conducts its business in two complimentary areas: first, the Company designs, markets, and oversees the installation and operation of waste, wastewater and storm water treatment systems, primarily in the agricultural and food processing area; and second, markets BionSoil products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich solids harvested from certain types of the Company's agricultural systems installed on large dairy and swine farms. Through September 30, 1998 the Company has sold, designed or has under contract a total of 80 Bion NMS waste or wastewater treatment systems. These systems include 5 food processing or storm water run off systems, as well as 75 Bion NMS, BionSolids (see footnote 1, below), producing systems that are designed to contain approximately 1.1 million BionAnimals (see definition below) when completed. Eventually the Company anticipates emphasizing additional business areas including without limitation municipal and industrial wastewater treatment.*

     Prior to September 20, 1989, (when Bion Technologies, Inc., was incorporated) through at least June 30, 1997, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS systems. Initial sales and installations were wastewater treatment NMS (no BionSolids production) until 1993 when the emphasis shifted to Bion NMS (BionSolids production) applications.

     During the past two years the Company has been working to emerge from the research and development stage and transition into the sales and marketing of the Bion NMS systems and the BionSoil products produced by those systems. The Company has focused the majority of its efforts and expenditures in these two areas and is beginning to see positive progress in both, as described below.* The Company has defined a method for tracking both the sale and start-up of Bion NMS systems and the production of BionSoil based on a Company defined standard unit, the BionAnimal, which relates BionSoil production to confined animal weight. When all the manure and urine produced by one BionAnimal is collected as BionSolids and subsequently converted into BionSoil, the Company estimates that each BionAnimal will yield approximately 1 cubic yard of processed BionSoil per year.*

     Using this definition of BionAnimal the Company has developed the following table relating the number of animals in full confinement installations to the number of BionAnimal equivalents they represent. (See footnote 2, below):

                                       Table 1
   Animal                 Approximate Equivalent BionAnimals
-------------             -----------------------------------
One dairy cow                     10.00
One steer                          4.50
One sow                            1.35
One market hog                     0.90     (1.1 = 1)
One nursery pig                   0.225     (4.4 = 1)
One layer chicken                  0.02      (50 = 1)

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

     For fiscal year 1998 (see the Company's Form 10-KSB dated June 30, 1998), the Company exceeded its' internal goals by more than 100% by adding approximately 650,000 BionAnimals under contract. During the first quarter of fiscal year 1999, the Company has added an additional 315,000 BionAnimals, approximately 40% of the Company's internal goals for the year (see management's goals and targets below).

      Market Size
      -----------

     Management has devoted significant effort to defining markets for both Bion NMS systems and potential markets for BionSoil and BionSoil products. These efforts have included formal and informal studies, creation of models as well as analysis of available statistical data.

     The Company has analyzed the 1992 U.S. Department of Agriculture Census statistics (the most recent detailed information available from the U.S. Department of Agriculture) as well as additional state by state information, in some cases current as of December 1997, and developed the following size estimates for the target market segments for system sales (see footnote 3, below).

     The total United States animal population, based on data contained in the 1992 U.S. Department of Agriculture Census statistics shows that there were over 96 million cattle and calves, 57 million hogs and in excess of 1.2 billion fowl on farms in the United States. These numbers if converted based on the Company defined BionAnimal unit, yield approximately 455 million BionAnimals.

     However, not all of these BionAnimals are on farms that are potential candidates for a Bion NMS installation. The Company has analyzed the economics of system installation, minimum system size requirements and system operation factors related to the size of farms. Based on this review and further analysis of the census data, the Company estimates that the total number of BionAnimals on larger farms, which meet size criteria, is approximately 140 million (see footnote 4, below). Based on this review, these animals are believed by the Company to be the potential candidates for system installation in the U.S.* Further, the number of large animal farms is increasing as the move to consolidate livestock operations into larger more efficient farm units is accelerating (see footnote 5, below).

     Management's review of the potential market for BionSoil and BionSoil products has included research by the Battelle Institute in a study conducted for the Solid Waste Composting Council (see footnote 6, below), as well as initial market sector analysis.* Battelle calculated that the demand for compost and compost-like products (including products ranging from manure to composted organic wastes to manufactured potting soils and soil enhancers) in selected areas of the U.S. alone is projected to be in excess of one billion cubic yards per year.* This demand, categorized in nine application segments: landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture, far exceeds projected supply.* Targeted markets for BionSoil include these segments in addition to state and municipal park and transportation departments, golf courses, athletic fields, home gardeners, reforestation projects for timber and mining companies, the U.S. Park Service and others.* The Company is currently analyzing specific market sectors that are initial target market areas within this overall demand including container nursery products, golf course construction, the turf industry and others (see footnote 7, below).*

      Geographic Expansion
      --------------------

     The activities of the Company to design, permit, oversee the installation of and operate its systems in the various geographic areas where the Company is conducting its business to date have established credibility with federal, state, and local regulators and environmental and agricultural professionals. With the establishment of this credibility and recent contract signings, the Company is positioned to attempt to gain significant market penetration into new geographic areas.* To date, the Company's geographic expansion has been limited due to financial and personnel constraints (which continue to exist). However, as a result of heightened awareness about the major manure treatment and disposal problem facing the animal raising industry (see footnote 8, below), and due to the current proliferation of state and national legislation being considered, management believes that major geographic expansion is now possible and is essential to the Company's ability to achieve successful operations in the future.*

     The Company estimates that the cost associated with the required staffing, servicing, and marketing for expansion into new geographic regions, including initial sales calls, system design, regulatory approvals, system installation and operation through the cash-flow break-even point (the
     Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed $1,500,000. The Company's balance sheet does not show any assets created by these expenditures as they all have been recorded as expense items. However, based on experience to date in the regions where system sales and installation activity have been focused, the Company believes that the money invested in these efforts has created what might be called "good will," "marketing," and/or "regulatory" value. Management believes that achieving a greater rate of geographic expansion will require expenditures greater than those expensed for previous expansion.* (An example of the accumulation of these expenses can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina which is described in more detail in footnote 9, below).

     As the Company continues its expansion into new areas in the future, and this expansion requires similar or greater additional cash resources to be spent, these cash amounts, when expended, will be expensed and not shown as balance sheet assets.*

     Technology Expansion
     --------------------

     The Company has six issued patents (see footnote 10, below) which provide broad coverage of the fundamental technology that underlies the Company's systems and processes. The Company is conducting a review of its existing patent position and anticipates that additional patent filings may occur based on this review or as further applications of the technology are developed. The Company currently anticipates the expansion of the technology into the cattle feedlot and poultry raising businesses where the technology will need to be adapted to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems.*

     Other factors that may motivate the expansion of technology include, but are not limited to, current and/or new local, state, and federal regulations, proximity of potential systems to current online systems or systems under contract and the market size of poultry, cattle feedlot and other similar operations.

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

     Management's Targets/Goals, Bion NMS System Sales and BionAnimals Under Contract
     ---------------------------------------------------------------------------

     Based on the results of the limited current BionSoil test market (see BionSoil Economics below), analysis of the Company's potential markets for both BionSoil products and Bion NMS systems, the large number of proposals and preliminary agreements currently being prepared at the specific request of potential clients, the recent signing of additional major Bion NMS system installation contracts (see footnote 11, below) and the steadily increasing interest in Bion NMS systems as a cost effective and efficient solution to environmental issues related to waste and wastewater handling in the large animal agriculture area, management has reviewed the goals for system sales and installations that were previously established by the Company.

     In June of 1996 the Company set internal sales goals for each of the last two fiscal years, 1997 and 1998. Note, however, that as of June 30, 1997, the Company had not met its internal sales goal for systems and BionAnimals established for that fiscal year due to a number of factors, including but not limited to capital availability, the decision to close the Company's Washington state office, uncertainty created in certain markets due to pending legislation which could directly impact animal waste treatment and disposal practices, the decision to cancel certain agreements and/or contracts for systems that did not make economic sense due to geographic isolation or other factors and the decision to re-negotiate certain of its existing agreements for systems to establish more equitable terms (which systems have been removed from all system and BionAnimal totals until such time, if ever, as the re-negotiations result in new signed contracts). (See the Company's Form 10-KSB for the fiscal year ended June 30, 1997).

     In July 1997, following careful review of its failure to attain the goals that had been established for fiscal year 1997 (which ended June 30, 1997), Company management established the primary long range goal to achieve a target level of 2,000,000 BionAnimals under contract by June 30, 2000, the end of the Company's fiscal year 2000.* To support achievement of this long-range goal the Company established the addition of 300,000 BionAnimals under contract as the sales target through its fiscal year ending June 30, 1998 which would result in the Company having contracts for a total of approximately 390,000 BionAnimals by June 30, 1998. (See the Company's Form 10-KSB for the fiscal year ended June 30, 1997 for a discussion of these goals).

     For fiscal year 1998 (which ended June 30, 1998), the Company significantly exceeded its goals. During the year, the Company signed contracts for systems designed to contain approximately 650,000 BionAnimals as compared to its goal of adding contracts for approximately 300,000 BionAnimals through the end of the fiscal year. As a result, the Company exceeded its target for the fiscal year ended June 30, 1998 by over 100%. When all the systems under contract, as of June 30, 1998, are complete and in full operation (which is expected to take up to two years from signing) they are anticipated to produce approximately 750,000 cubic yards of BionSoil per year.

     Based on these factors and the assumptions detailed below, management has set the following revised performance goals for the number of BionAnimals under contract in each of the next four fiscal years, and, following the 15 to 24 month lag for system design, permitting, construction and start-up, for quantities of BionSoil that are anticipated to be available to be sold:*

                  Table 2* (see footnote 12, below)
                      Management Targets/Goals
         BionAnimal/Contracts and BionSoil (#'s in thousands)
--------------------------------------------------------------------------------

                                  Fiscal Years Ended June 30,
                          -------------------------------------------
                            1999        2000       2001        2002
                          --------    --------   --------   ---------
Number of BionAnimals
added during fiscal
year (in thousands)* .       800*       950*     1,200*     1,400*

Cumulative number of
BionAnimals under
contract (in
thousands)* ..........     1,550*     2,500*     3,700*     5,100*

BionSoil available
for sale (in thousands
of cubic yards)* .....        30*       300*     1,600*     2,600*

[Note that through the first quarter of fiscal 1999 the Company has already achieved approximately 40% of its goals for the fiscal year. Through September 30, 1998 the Company had signed a contract for systems to handle the waste from approximately 315,000 BionAnimals. However, this contract is for system installations in the State of Colorado which may be impacted by the regulations to be developed by the Colorado Department of Health and Environment required by the passage of Initiative 14 in the November 1998 election]

The above goals will only be realized by the Company if many factors and assumptions including but not limited to the following are met: a) that the Company will be able to secure sufficient additional funding, most of which will be raised through capital investments (of which there can be no guarantee); b) that the Company will be able to hire sufficient management personnel, i.e. sales, engineering and operations, in order to promote the growth of the Company and to properly manage that growth; c) that continuing regulatory pressures on the agricultural industries will lead them to install the Bion NMS or similar technology in order to solve the environmental problems; d) that legislative and regulatory powers will not pass and enforce non-science based laws that would render the Bion NMS obsolete or illegal; e) that the Company will be able to expand the application of its technology and accomplish the geographic expansion into new regions; f) that the pricing and features of the Bion NMS and the services provided by the Company can be accomplished within the constraints of the Company's economic model; g) that the trend towards market consolidation in the agricultural community, whereby the total number of farms decreases, however, the number of animals produced increases, continues; and h) that the Company is successful in developing, marketing and selling the BionSoil and BionSoil products produced by the Bion NMS.* None of these factors and assumptions can be guaranteed.

These goals for system and BionSoil sales represent aggressive growth for the Company.* The Company currently believes however, that its goals are reasonable in light of recent developments. In fiscal year 1998 the Company added contracts for Bion NMS systems containing 650,000 BionAnimals. Further, in the first quarter of fiscal year 1999 the Company has added contracts for additional Bion NMS systems designed to contain approximately 315,000 BionAnimals. An examination of the size of the target markets for system sales and installations and BionSoil sales (as shown above) shows that the percent of total market penetration, which these goals represent, is very modest. On the basis of the assumptions above and the analysis of market size (see page 8), the Company's systems sales program has achieved (through June 30, 1998) approximately a 0.5% market penetration, and the existing system sales goals for fiscal years 1999, 2000, 2001 and 2002 if achieved, would represent approximately a 1.1%, 1.8%, 2.6% and 3.6% market penetration respectively.* Management believes such market penetrations represent realistic goals if the assumptions set forth above are accurate. No assurance can be given however, that these goals will be achieved. To increase the Company's ability to achieve these system sales goals, effective November 1, 1998, the Company hired a Vice President of system sales and marketing.

Financial Discussion of Bion NMS and BionSoil Business
------------------------------------------------------

The Company expects to receive two distinct revenue streams from Bion NMS systems: 1) fees for system design, permitting, start-up and initial operation (and, for certain systems, periodic management or technology fees); and, 2) commencing approximately nine to fifteen months after the initial start-up of BionSoil production systems installed on large dairy, swine, poultry farms or feedlots, revenue from the sale of BionSoil and BionSoil-based products produced from the systems [Note that initial system start-up typically occurs six to twelve months after a system contract is signed. Therefore, BionSoil revenues will typically commence between 15 and 24 months after a system contract is signed], (see footnote 13, below).* To date, revenues from the sale of BionSoil have been minimal (first significant commercial sales are projected for spring of 1999).*

Bion NMS Economics
------------------

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

To date the Company has lost money on system design, permitting support, construction oversight and initial system operation. However, through installing these systems at a loss, the Company has been able to establish a number of Bion NMS systems to use for test sites, demonstrations and to refine the technology. Based on experience to date, the Company is working to establish pricing for its contracts that the Company believes will, independent of BionSoil revenues, be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations.* However, there is no assurance that this goal will be achieved or that the Company will be successful in selling its systems at a price level sufficient for the Company to generate a profit.

BionSoil Economics
------------------

As Bion NMS systems are brought on-line and BionSolids are harvested (see footnote 14, below), it is anticipated that BionSoil, Inc. will purchase the harvested BionSolids from Bion Technologies, Inc. to process it into BionSoil products for sale to customers.* Some farms may be paid fees as royalty for the BionSolids harvested from their site.* These payments potentially represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems.* Most large animal raising facilities have substantial operating costs associated with the disposal of manure and waste products, which are generated in large quantities at these facilities. With the construction and operation of a Bion NMS on a farm site, many of these costs may be substantially reduced or eliminated, and the farm may, in some cases, also receive a revenue stream from the cash payments made by the Company to the farm.*

During the spring of 1998, the Company conducted a limited market test of BionSoil products through retail and commercial outlets in western New York (see the Company's Form 8-K dated July 1, 1998). The material for this test was New York dairy BionSoil processed and blended with Sphagnum peat moss at the Company's Hermitage, New York facility. Subsequently the blended product was sold in bulk quantities or bagged in both 20 pound and 40 pound bags and sold. The bagged product was sold to a limited number of small retail garden shops and nurseries at wholesale prices, to the Company, of $1.97 and $2.97 for 20 and 40 pound bags respectively (resulting in prices per cubic yard of $80.00 and $108.00 respectively). Bulk product was sold through similar distribution outlets for prices from $15.00 to $27.95 per cubic yard. The test market program was conducted with no advertising budget, only limited point-of-sales materials, and with no participation of any large chain retail outlets. The average price per cubic yard for all blended product sold in this limited test market program, bagged and bulk combined, was $39.37 per cubic yard. The average price received by the Company for the BionSolids, before mixing with Sphagnum peat moss, was $57.08 per cubic yard. Management believes that this test market program provides the Company's first confirmation of the market viability of BionSoil products. Management further believes that, when product sales efforts are supported with a strong marketing/advertising program, average sales prices will increase above $40.00 per cubic yard for the blended BionSoil product.*

Further, it should be noted that a significant portion of the material harvested from many systems in the last year has been devoted to both university and private studies intended to determine physical characteristics, blends, and growth results achievable using BionSoil in many different applications (see footnotes 15 and 16, below).

Based on results of the Company's current market test, a review of prices for soils and soil-enhancing products in various markets, and target market segment strategies being developed, the Company believes that BionSoil will sell at no less than an average of $20 per cubic yard when sold in bulk, and will sell for higher prices when processed and bagged, which prices may rise to $100 per cubic yard or higher.* [It should be noted that all prices quoted within this Form 10-QSB are wholesale only and may not be representative of actual retail prices.] Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, anticipated improvements in processing technologies and efficiencies, and lower per unit costs as volumes increase, the Company has estimated costs for the various levels of processing required to sell BionSoil products.* Given the contract terms and estimated costs of production and sales, the potential gross margin (see footnote 17, below) returned to the Company from BionSoil products sales alone has been calculated for a series of potential price points (see footnote 18, below) (and the implied processing levels required to achieve the products to be sold at these price points (see footnote 19, below)).* Table 3 below presents this information for five selected possible price points.* This table has been prepared reflecting estimates based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products. (See footnotes 18 and 19, below).*

                              Table 3*
Potential BionSoil    Estimated Related      Calculated
Wholesale Price       BionSoil Expenses     Gross Margin
Per Cubic Yard *      Per Cubic Yard *    Per Cubic Yard *
------------------    -----------------   ----------------
   $ 20*                  13*                7*
     40*                  22*               18*
     60*                  32*               28*
     80*                  41*               39*
    100*                  53*               47*

The calculated gross margin per cubic yard as presented in Table 3 above is equivalent to the annual gross margin contribution of each BionAnimal in a system that is fully on line producing BionSoil (see the definition of BionAnimal above where one BionAnimal produces one cubic yard of BionSoil per year).

If the Company is successful in bringing targeted systems on line producing BionSoil within the 18 to 24 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks); and, if the Company is successful in realizing the various potential price levels and expense levels in columns 1 and 2 of Table 3 (which also cannot be assured and is subject to numerous and substantial risks as explained above and below) then column three, calculated gross margin per cubic yard is also the calculated annual gross margin contribution of each BionAnimal producing BionSoil. Given that revenue to the Company from BionSoil sales is anticipated to begin in an average of one and a half to two years after the signing of an agreement for a Bion NMS system, these calculated gross margins, which are equivalent to gross margins per BionAnimal, would be anticipated to be repeated each year thereafter for as long as the installations remain in operation (current system contracts are set for 15 years with renewal option).* If the net present value (discounted at 8%) of these gross margins is calculated for the normal 15-year period of a contract, assuming no BionSoil revenues for the first two years, the net present value of the gross margin from each BionAnimal under contract would be as shown in Table 4 for each potential price point in Table 3.* (See footnote 20, below).

                              Table 4*
            Gross Margin Net Present Value Per BionAnimal
            ---------------------------------------------

              Calculated Annual       15 Year Net Present
              Gross Margin Per        Value Per BionAnimal
                 BionAnimal*          Annual Gross Margins*
              -----------------       ---------------------
                $ 7*                      $ 47*
                 18*                       122*
                 28*                       190*
                 39*                       264*
                 47*                       318*

Management believes that this NPV analysis is useful because it provides an indication of the value to the Company of the number of BionAnimals contained in each contract for Bion NMS systems.

Management Financial Targets/Goals
----------------------------------

Subject to the risks and uncertainties included in this General Discussion of Current and Proposed Operations section of the Company's Form 10-QSB and the footnotes thereto, management has established the following financial performance goals for the Company for fiscal years 1999 through 2002. Please
                                                                          ------
carefully  review the risks and  uncertainties  presented above and below and in
--------------------------------------------------------------------------------
the footnotes in conjunction  with the Company goals  summarized in this Table 5
--------------------------------------------------------------------------------
(see especially footnotes 21, 22, 23 and 24 below).
---------------------------------------------------

                               Table 5*
                          Performance Goals
                          -----------------

                                  (Based on BionAnimals under contract and
                                       BionSoil available for Sale as
                                         described in Table 2 above)
                                            (dollars in thousands)
                                          Fiscal Years (ended June 30)
                              ---------------------------------------------------
                                 1999         2000           2001         2002
                              ----------    ---------     ---------    ----------

Number of BionAnimals
added during fiscal
year (in thousands)* .....          800*          950*        1,200*        1,400*

Cumulative number of
BionAnimals under contract
(in thousands)* ..........        1,550*        2,500*        3,700*        5,100*

BionSoil available
for sale (in thousands
of cubic yards)* .........           30*          300*        1,600*        2,600*

Gross Revenue
(see Footnote 22)* .......     $  1,250*     $ 14,100*     $ 67,100*     $114,750*

Gross Margin
(see Footnote 23)* .......     $    350*     $  4,600*     $ 27,100*     $ 52,000*

Pre-Tax Earnings
(see Footnote 24)*             $ (2,650)*    $    600*     $ 19,100*     $ 37,500*


The above table includes gross revenue, gross margin and pre-tax earnings that include fees and revenues to the Company from both the sale of the Bion NMS and BionSoil revenue. The Table 5 which appeared in the June 30, 1998 Form 10 KSB only reflected BionSoil revenue, gross margin and pre-tax earnings.

Note that the goals presented in Table 5, above, for fiscal year 2002 show 5,100,000 BionAnimals under contract but only 2,600,000 cubic yards of BionSoil being sold during fiscal year 2002 due to the 15 to 24 month delay between contract signing and BionSoil availability.* The Company's goal, however, is that backlog of 2,500,000 additional cubic yards of BionSoil will be available in subsequent years for sale and is anticipated to increase the goal for gross revenue to approximately $220,000,000 and pre-tax earnings to approximately $72,000,000 in those later years, even if there are no additional Bion NMS system sales thereafter.*

While these goals are very aggressive, they are consistent with the Company's progress in fiscal year 1998 (the addition of approximately 650,000 BionAnimals under contract) and progress in fiscal 1999 to date (contracts for 315,000 BionAnimals signed since July 1, 1998).* Throughout the fiscal year 1998 and the first quarter of the 1999 fiscal year, the Company has proven to be aggressive in setting and attaining such goals and targets.*

The Company has hired a Vice President of system sales and marketing, a key management position necessary to help the Company achieve these goals, and is actively recruiting to fill other key management, technical and sales positions. Additionally, the Company is pursuing geographical and technical expansion, strategic alliances in both the agricultural and financial communities, and expansion of its client base.*

Even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date, the potential return based on the Company's growth goals is apparent if the Company is successful in achieving its targets.*

              #   #   #   #   #   #   #   #   #   #   #

As the discussion above includes forward looking statements made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933, readers are cautioned that, although management believes it currently has a reasonable good faith basis for disclosing the substance of some of its internal projections to the public at this time, there can be no assurance given that the Company will ever be successful in achieving any of its stated goals. The
Company intends to periodically report on its progress, or lack thereof, in attaining the goals set forth above. The ultimate realization of most (if not all) of the Company's goals will require significant expenditures of funds which, as of this date, are not currently available to the Company.

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

2. The quantities referred to in Table 1 represent the Company's estimate, based on data from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) regarding animal waste production where all wastes are captured, of the quantity of BionSolids that is produced per animal in one year. These estimates are approximations based on the experience to date of the Company and are subject to change. The ratio of animal species to BionAnimal is based on the amount of BionSolids required (mixed and blended with other organic material) in order to produce a growth medium with comparable characteristics that yields one cubic yard of BionSoil.

3. The 1992 U.S. Department of Agriculture Census numbers are somewhat out of date. However, the 1997 U.S. Department of Agriculture Census national summary statistics will not be available until the spring of 1999. Some more current statistics used by management are available on a state-by-state basis.

4. All numbers of animals are taken from the 1992 Census of Agriculture published by the United States Department of Agriculture. The numbers used are for the animal populations of farms above a specific size as follows: * Dairy cows: farms with 200 or more cows * Beef cattle (steers): farms with 200 or more cattle * Hogs and pigs: farms with 1,000 or more * Poultry (chickens and turkeys) based on layers, broilers and turkeys

5. According to a July 1996 report published by the U.S. Bureau of the Census the number of large farms has increased from 51,995 in 1969 to 333,865 in 1992, while at the same time the overall number of farms decreased from 2.7 million in 1969 to 1.9 million in 1992. Further evidence of consolidation in the hog industry is found in the greater than 100% increase in the number of hogs in the state of North Carolina from 1987 to 1992 while at the same time there was a 38% decrease in the number of hog farms in the state. These numbers are calculated from data in the 1992 U.S. Department of Agriculture Census.

6. Battelle estimated the total U.S. market for compost to be 1.04 billion cubic yards per year. See "Compost: United States Supply and Demand Potential" in Biomass and Bioenergy Vol.3, Nos 3-4, pp. 281-299, 1992.

7. As an example, study data provided by North Carolina State University for the estimated volume of potting media used in container nurseries in the United States shows current demand (1998) to be in excess of 100 million cubic yards per year. Further, data on U.S. golf course construction and expansion show that, as of May 1998, 13,954 holes (or the equivalent of 775 18-hole golf courses) were under construction, and 11,677 (or the equivalent of 649 18-hole courses) were in planning for construction.

8. For further discussion, see, for example, the December 1997 report compiled by the U.S. Senate Committee on Agriculture, Nutrition, and Forestry for Sen. Tom Harkin (D - IA) as well as "Lakes of animal waste pose environmental risk" published by the USA TODAY, December 30, 1997.

9. During February 1994 the Company opened its office in Smithfield, North Carolina with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing, an additional engineer, and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, has signed agreements for six additional system installations, and has two additional Bion NMS that have come on line. Management estimates that, to date, in excess of $1,100,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state.*

10. Issued U.S. patents include the following titles: "Bioconversion Reactor and System", "Animal Waste Bioconversion System", "Bioconverted Nutrient Rich Humus", "Phosphorous Treatment Process", and "Storm Water Remediatory Bioconversion System". In addition, the Canadian Patent Office has issued "Aqueous Stream Treatment Process".

11. As reported in the Company's February 23, 1998, Form 8-K, the Company entered into an agreement with Murphy Family Farms, Inc. of Rose Hill, North Carolina, to design, oversee installation and operate multiple Bion NMS swine waste treatment systems in six additional states. Also, as reported in the Company's July 1, 1998, Form 8-K, the Company entered into an agreement with Crystal Springs Farms, LLC. of Wray, Colorado, to design, install and operate Bion NMS swine waste treatment systems Yuma County, Colorado which will contain approximately 315,000 BionAnimals.

12. Although the Company's goals project for the Company to have 1.5 million BionAnimals under contract in the fiscal year 1999, only the BionAnimals that are currently in operating systems that have been harvested along with a limited number of the new BionAnimals will produce BionSoil that will be available for sale in fiscal year 1999.

13. The time between contract signing and BionSoil revenues is between 15 and 24 months broken down as follows: a.) 3-6 months for the design and permitting of the system; b.) 3-6 months for the construction of the system; c.) 1-2 months for the system to come completely on-line, and, d.) 8-10 months for the BionSolids to be produced and mature within the system. In some cases, including the Company's contracts with Crystal Springs Farms, for example, there are financing or other contingencies which may delay the beginning of these activities.

14. BionSolid harvests to date have been from relatively new systems and the Company has been devoting substantial effort to develop appropriate technology and sites for processing the material for sale. As a result, only small quantities of BionSoil have been available for sale during the last twelve months. The results for a portion of these sales have been documented in the above referenced test market.

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

15. During fiscal year 1998, the Company initiated a BionSoil Giveaway Program during which approximately 3,000 cubic yards were given away to private gardeners, local garden centers and university research centers. This program was formed in order to generate feedback regarding BionSoil and to raise public awareness about the product. It is anticipated that additional (and larger) quantities of BionSoil will be given away in each future year for these and other purposes.

16. Representatives of North Carolina State University ("NCSU"), North Carolina Department of Agriculture ("NCDA") and the North Carolina Cooperative Extension Service conducted an independent on-farm research trial in 1996. The test compared the plant growth of four woody ornamental species grown in three BionSoil product mixes to that of the same species grown in a high-grade commercial nursery potting soil with soluble fertilizer additives. The performance of the plants in the BionSoil mixes exceeded that of the plants in the commercial mix in all trials. Representatives of NCSU, NCDA, and Bion Technologies, Inc conducted a further independent study in 1997. The experiment, located at a research facility on NCSU's Raleigh, North Carolina campus, compared the plant growth of four different species (a flowering shrub, an annual, a woody ornamental and a perennial) grown in three mix rates of BionSoil with pine bark to that of the same species grown in a standard mix fertilized with a national brand of synthetic controlled release fertilizer plus other additives. The evaluation also evaluated the performance of the plants in all mixes under four irrigation regimes. BionSoil supplied a steady release of plant nutrients over a three-month period and proved to be a more efficient source of plant fertility under limited water availability than did the control fertilizer. These study results supports other studies performed by the Company and anecdotal evidence gathered through plant trials from homeowners and others. The Company has an extensive program of additional university and company tests designed and being implemented for the 1998 summer growing season.

17. The Company's gross margin (prior to deduction of G&A expenses, interest, depreciation, taxes, etc.) per cubic yard of BionSoil is calculated from the projected price per cubic yard obtained from sales of bulk or bagged product after deducting the amount paid to the producer, if appropriate, and the projected costs which the Company expects to incur for harvesting, processing, bagging, and marketing.

18. The potential BionSoil prices reflect assumptions about the mix between bulk and bagged product sold. For example, at a wholesale price of $20 per cubic yard the mix would be 100% bulk product with no bagged product sold, while at a wholesale price of $100 or higher per cubic yard, the mix would consist almost entirely of bagged product.

19. Due to the Company's lack of experience and start-up nature in the soil processing area, BionSoil expenses are based on management's estimate and therefore are subject to significant variation. Actual production costs to date are higher than those shown in Table 3 due to significant start-up inefficiencies. Current expenses include but are not limited to harvesting, transportation, processing, blending and bagging of the BionSolids into BionSoil. Management believes, however, that as greater quantities of BionSoil are harvested and the processing techniques become more efficient, the margins may equal or exceed the projected Gross Margins shown in Table 3.*

20. Management has changed the Net Present Value calculation from that presented in its Form 10-KSB dated June 30, 1997 by lowering the discount rate from 10% to 8% to more accurately reflect current conditions, and by increasing from 1.5 year to 2.0 years the time before BionSoil revenues commence after contract signing.

21. The following risk factors should be considered when reviewing the projections in these tables: the Company has not made significant sales or operated at a profit, and the projections herein represent very large advances which management believes are attainable since the Company is now emerging from the development stage; there are many difficulties that may be encountered by the Company (as it is a start-up), especially in view of the intense competition from existing and more established companies in the wastewater, waste management, the environmental control and organic soils and products businesses; the Bion NMS system has had limited development and market acceptance is uncertain; the Company is in direct competition with consulting and engineering firms (which may be better capitalized than the Company) that may be capable of developing competitive technologies and products; the business is susceptible to changing technology and the Company may not have adequate patent and proprietary information protection; the Company may become subject to unfavorable governmental regulations, and may have, in the future, liability (with no insurance coverage) for damage to the environment; and, the costs and expenses used for all calculations are estimates made on the basis of limited information available.

22. The following assumptions (none of which are guaranteed to occur) have been made for the gross revenue calculations:

     a.) that the BionSoil available for sale is sold in the fiscal year that it is available;*

     b.) that the percentage of BionSoil sold in each year in bagged form for retail sales (which the Company does not engage in) will be as follows:*

                                      Fiscal year ending June 30,
                                  1999       2000      2001        2002
                              -----------  ---------  ---------  ---------
Percent bagged BionSoil sold      10%*       11%*       12%*        14%*

(Management has established this mix although it is probable that the mix will vary considerably over time).*

     c.) that the average selling price per cubic yard realized by the Company for each fiscal year is as indicated in the following table:*

                                Fiscal year ending June 30,
                                  (dollars per cubic yard)
                       1999          2000        2001          2002
                     ---------   -----------  ----------    ----------
Selling price
-------------

Bagged $90.00* .     $   95.00*  $   100.00*  $   100.00*
Bulk ...........         25.00*       27.50*       30.00*     32.50*
Weighted Average         31.50*       34.92*       38.40*     41.95*

(The  selling  price   increases  shown  above  are  not  related  to  inflation
adjustments, rather they reflect the Company establishing product credibility in its respective markets as well as further product refinements.)*

     d.) that the average selling price include freight to the customer of $7.00 per cubic yard for bagged product and $4.50 per cubic yard for bulk product.*

23. The following assumptions (none of which are guaranteed to occur) have been made for the product costs for gross margin calculations:

     a.) that the average product direct cost for each fiscal year is as follows:*

                                Fiscal year ending June 30,
                       1999          2000        2001          2002
                     ---------   -----------  ----------    ----------


Direct Cost
 Bagged Product      $   58.00*  $   57.00*  $   55.00*  $   53.00*
Bulk Product ...         13.00*      13.00*      12.50*      12.00*
Weighted Average         17.50*      17.84*      17.60*      17.74*

(The reduction in direct product costs over time reflects increased efficiencies of operation that have been included based on anticipated product handling efficiencies and economics of scale as the volume of product processed increases.)*

     b.) that freight charges for shipments to customers will be $7.00 per cubic yard for bagged product (sold and shipped on pallets with approximately two cubic yards per pallet) and $4.50 per cubic yard for bulk product shipped via common carrier truck.*

     c.) based on the assumptions above and in footnote 21, the target gross margin per cubic yard of BionSoil (which is the same as gross margin per BionAnimal) is:*

                                  Fiscal year ending June 30,
                              1999        2000      2001     2002
                             ------      ------    ------   ------

Gross margin per cubic yard   $9.25*    $12.33*   $16.05*   $19.46*

24. The Company has developed projections for selling, general and administrative expenses based on increased staffing levels and facilities required for attainment of the target sales and processing levels as follows:*

                                             Fiscal year ending June 30,
                                               (dollars in thousands)
                                         1999      2000      2001      2002
                                        ------    ------    ------    ------
Selling, General and Administrative
  Expenses                              $3,000*   $4,000*   $8,000*   $14,500*

                                OTHER INFORMATION


PART II

ITEM 1.    Legal Proceedings.

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM 2.    Changes in Securities.

(c) The following securities were sold in the quarter ended September 30, 1998 without registering the securities under the Securities Act.:

     47,500  shares of  restricted  and legended  Common Stock to seven  private
     investors   and  two  existing   shareholders   in   privately   negotiated
     transactions for an aggregate amount of $191,125.

     8,000 shares of restricted and legended Common Stock to one investor under the terms of a 1992 agreement granting such investor a preemptive right to acquire such shares for an aggregate amount of $24,000.

     300 shares of restricted and legended Common Stock to one employee in lieu of cash for services rendered valued at, in aggregate, $1,500.

     2,315 shares of restricted and legended Common Stock to a shareholder for rent and services valued in aggregate at $10,725.

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

ITEM 3.    Defaults Upon Senior Securities.  None

ITEM 4.    Submission of Matters to a Vote of Security Holders.  None

ITEM 5.    Other Information.  None

ITEM 6.    Exhibits and Reports on Form 8-K.
           (a)  Exhibits:

          10.1 Agreement between Bion Technologies, Inc. and Crystal Springs Farms, LLC dated July 1, 1998.*

          10.2 Agreement between Bion Environmental Techno-logies, Inc. and John Finamore dated July 1, 1998.* 27 Financial data schedule.

          (b) Reports on Form 8-K: Form 8-K (dated July 1, 1998) reporting on items 5 & 7.









* Previously filed and incorporated by reference.

                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                     Bion Environmental Technologies, Inc.




                     /s/ M. Duane Stutzman
                     ----------------------------------
                     M. Duane Stutzman, Chief Financial
                        Officer




Dated:    November 16, 1998