Form 10QSB
period 1998-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1999-02-16
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             Form 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      December 31, 1998   OR
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of registrant's classes of common stock, as of February 10, 1999:

           Common Stock, No Par Value, 9,110,838

Bion Environmental Technologies, Inc.           Form 10-QSB
                                                December 31, 1998




                                INDEX



PART I     FINANCIAL INFORMATION                      PAGE NO.


ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
                June 30, 1998 and
                December 31, 1998.................        F2

          Consolidated Statement of Operations:
                For the Six Month Periods Ended
                December 31, 1997 and
                December 31, 1998.................        F3

          Consolidated Statement of Operation:
                For the Three Month Periods Ended
                December 31, 1997 and
                December 31, 1998.................        F4

          Consolidated Statement of Cash Flows:
                For the Six Month Periods Ended
                December 31, 1997 and
                December 31, 1998.................        F5-F6

          Statement of Changes in Stockholders
          Equity for the Period June 30, 1998
          through December 31, 1998...............        F7-F8

          Notes to Financial Statements............       F9-F12


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS............................         3



PART II   OTHER INFORMATION

ITEM 1-6  .........................................        26

                             F[PG NUMBER]


                        FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS

                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                            AND SUBSIDIARIES




             See Notes to Consolidated Financial Statements

                             F[PG NUMBER]

                       Consolidated Balance Sheets

                                                               December 31,         June 30,
                                                                   1998               1998
                                                               (Unaudited)          (Audited)
           Assets
Current assets
 Cash and cash equivalents ...............................     $      3,446      $     19,104
 Accounts receivable .....................................           11,907            13,986
 Contract receivable(net of allowance
  of $30,000) ............................................            1,619            22,902
 Work in progress (net of allowance
  of $30,000) ............................................          388,408           389,712
                                                               ------------       -----------
      Total current assets ...............................          405,380           445,704
                                                               ------------       -----------

Property and equipment
 Computers and equipment .................................          301,751           298,782
 Accumulated depreciation ................................         (118,210)          (91,727)
                                                               ------------       -----------
                                                                    183,541           207,055

Other assets
 Patents, net ............................................           41,450            43,066
 Deferred long-term contract costs .......................           71,333            71,333
 Deposits and other ......................................           12,695            13,044
                                                               ------------       -----------
      Total other assets .................................          125,478           127,443
                                                               ------------       -----------

Total assets .............................................     $    714,399      $    780,202
                                                               ============      ============

                      Liabilities and Stockholder (Equity)
Current liabilities
 Accounts payable ........................................     $    322,638      $    241,384
 Accounts payable - related party ........................           32,264            20,324
 Notes payable - stockholders ............................          216,171            89,171
 Capital lease obligations ...............................           52,399            67,137
 Accrued expenses ........................................              384            24,368
 Accrued payroll .........................................          463,821           284,250
                                                               ------------       -----------
      Total current liabilities ..........................        1,087,677           726,634

Long-term liabilities
 Note payable - stockholder ..............................          240,000           210,000
 Capital lease obligations ...............................           63,243            83,127
 Deferred contract revenue ..............................           151,000           151,000
                                                               ------------       -----------
      Total liabilities ..................................        1,541,920         1,170,761
                                                               ------------       -----------

Commitments and contingencies

Stockholders' (deficit)
 Common stock, no par value, 100,000,000
  shares authorized, 9,019,942
  (December 31, 1998) and 8,764,827
  (June 30, 1998) shares issued and
  outstanding ............................................       11,587,013        10,863,469
 Common stock subscribed .................................           41,500            21,500
 Accumulated deficit .....................................      (12,456,034)      (11,275,528)
                                                               ------------       -----------
       Total stockholders' (deficit) .....................         (827,521)         (390,559)
                                                               ------------       -----------

Total liabilities and stockholders'
 (deficit) ...............................................     $    714,399      $    780,202
                                                               ============      ============

                  Consolidated Statements of Operations


                                             Six Months Ended
                                                December 31
                                        --------------------------
                                            1998           1997
                                        ------------    ----------

                                          (Unaudited)   (Unaudited)

Sales .............................     $   103,924      $   140,749

Cost of Sales .....................         210,748          280,992
                                        -----------      -----------

      Gross profit (loss) .........        (106,824)        (140,243)

General and administrative expenses         910,657          776,102
Research and development ..........         122,307          109,855
                                        -----------      -----------

Loss from operations ..............      (1,139,788)      (1,026,200)

Other income (expense)
      Interest expense ............         (34,995)         (46,814)
      Other income (expense), net .          (5,723)           2,547
                                        -----------      -----------


Net (loss) ........................     $(1,180,506)     $(1,070,467)
                                        ===========      ===========

Basic (Loss) per weighted
 average share of common stock ....     $     (0.13)     $     (0.28)
                                        ===========      ===========


Weighted common shares outstanding        8,892,784        3,865,514
                                        ===========      ===========

                  Consolidated Statements of Operations

                                                   Three Months Ended
                                                       December 31
                                              -----------------------------
                                                   1998             1997
                                              ------------       ----------

                                               (Unaudited)       (Unaudited)

Sales ....................................     $    40,052      $   115,912

Cost of Sales ............................          87,907          187,423
                                               -----------      -----------

      Gross profit (loss) ................         (47,855)         (71,511)

General and administrative expenses ......         518,183          305,005
Research and development .................          55,308           57,098
                                               -----------      -----------

Loss from operations .....................        (621,346)        (433,614)

Other income (expense)
      Interest expense ...................         (19,847)         (23,910)
      Other income (expense), net ........         (13,080)             558
                                               -----------      -----------


Net (loss) ...............................     $  (654,273)     $  (456,966)
                                               ===========      ===========

Basic (Loss) per weighted average share of
 common stock ............................     $     (0.07)     $     (0.12)
                                               ===========      ===========


Weighted common shares outstanding .......       8,951,608        3,957,371
                                               ===========      ===========

                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                            AND SUBSIDIARIES



                  Consolidated Statements of Cash Flows


                                                    Six Months Ended
                                                       December 31
                                              -----------------------------
                                                   1998             1997
                                              ------------       ----------

                                               (Unaudited)       (Unaudited)

Cash flows from operating activities
 Net (loss) ..............................     $(1,180,506)     $(1,070,467)
 Adjustments to reconcile net loss to
  net cash used in operating activities -
 Depreciation and amortization ...........          28,099           26,586
 Issuance of common stock for services,
  compensation and interest ..............          23,620           93,410
 Issuance of subscribed stock for services          23,000          (27,007)
 Change in assets and liabilities -
  Receivables and work in progress .......          24,666          (39,706)
  Prepaid expenses and other .............             349          (10,000)
  Accounts payable .......................          93,194          (36,217)
  Accrued liabilities ....................         155,587           88,441
                                               -----------      -----------
        Net cash used in operating
         activities ......................        (831,991)        (974,960)

Cash flows from investing activities
 Purchases of equipment ..................          (2,969)          (7,762)
 Investments in patents ..................            --             (7,706)
                                               -----------      -----------
        Net cash used in investing
         activities ......................          (2,969)         (15,468)

Cash flows from financing activities
 Payments on notes payable ...............          (3,000)        (133,000)
 Proceeds from notes payable .............         235,000           25,000
 Proceeds from sale of stock/warrant
  issuances ..............................         539,424          915,713
 Proceeds from exercise of options .......          82,500             --
 Payments on capital lease obligations ...         (34,622)         (31,578)
 Proceeds from the sale of assets,
  net of selling expenses ................            --            262,000
                                               -----------      -----------
         Net cash provided by financing
          activities .....................         819,302        1,038,135

Net increase (decrease) in cash
 and cash equivalents ....................         (15,658)          47,707

Cash and cash equivalents at
 beginning of period .....................          19,104            9,232
                                               -----------      -----------

Cash and cash equivalents at end of period     $     3,446      $    56,939
                                               ===========      ===========



Footnote:
    Supplemental disclosure of cash flow information Cash paid for interest was $10,464 (1998) and $26,869 (1997).

Continued from previous page.



Supplemental disclosure of non-cash financing activities

     For  the six months ended December 31, 1998

          Converted $3,000 of common stock subscribed into 800 shares of common stock.

          Converted $77,170 of notes payable and interest into 12,862 shares of common stock.

     For  the six months ended December 31, 1997

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

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                     Consolidated Statement of Changes in Stockholders' Equity


                                            Common Stock                 Common
                                       -------------------------          Stock         Accumulated
                                        Shares          Amount         Subscribed         Deficit             Total
                                       ---------     ------------     ------------      -------------     -------------

Balances at June 30, 1998 .....        8,764,827     $ 10,863,469     $     21,500      ($11,275,528)     ($   390,559)


Conversion of common stock
  subscriptions to common
  stock .......................              300     $      1,500     $     (1,500)             --                --


Common stock subscriptions
  for services ................             --               --       $     11,500              --        $     11,500

Issuance of common stock
  for cash ....................           97,942     $    161,674             --                --        $    161,674


Issuance of common stock
  for services ................            2,315     $     10,725             --                --        $     10,725

Exercise of stock options .....           10,000     $     82,500             --                --        $     82,500


Net (loss) for the period ended
  September 30, 1998 ..........             --               --               --        ($   526,233)     ($   526,233)
                                       ---------     -----------      ------------      -------------

Balances at
  September 30, 1998 ..........        8,875,384     $ 11,119,868     $     31,500      ($11,801,761)     ($   650,393)
                                       =========     ============     ============      =============      ============

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                   Consolidated Statement of Changes in Stockholders' Equity

                     Consolidated Statement of Changes in Stockholders' Equity


                                            Common Stock                 Common
                                       -------------------------          Stock         Accumulated
                                        Shares          Amount         Subscribed         Deficit             Total
                                       ---------     ------------     ------------      -------------     -------------


Conversion of common stock
  subscriptions to common
  stock .......................              500     $      1,500     $     (1,500)             --                --


Common stock subscriptions
  for services ................             --               --       $     11,500              --        $     11,500

Issuance of common stock
  for cash ....................          127,974     $    377,750             --                --        $    377,750


Issuance of common stock
  for services ................            3,222     $     10,725             --                --        $     10,725

Conversion of note payable and
  interest for common stock ...           12,862     $     77,170             --                --        $     77,170


Net (loss) for the period ended
  December 31, 1998 ...........             --               --               --        ($   654,273)     ($   654,273)

Balances at
  December 31, 1998 ...........        9,019,942     $ 11,587,013     $     41,500      ($12,456,034)     ($   827,521)



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


Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going con-cern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of December 31, 1998, the Company has incurred accumulated losses totaling $12,456,034, resulting in an accumulated stockholders' deficit of $827,521. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.


Note 3 - Cost and Estimated Earnings on Uncompleted Contracts

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                     December 31,        June 30,
                                         1998              1998
                                     -----------       ----------

     Costs incurred on contracts      $2,023,699       $1,927,813
     Estimated (losses)                 (583,640)        (548,450)
                                      -----------      -----------
                                       1,440,059        1,379,363
     Less billings to date            (1,131,318)      (1,069,318)
                                      -----------      -----------
                                      $  308,741       $  310,045
                                      ===========      ===========


Note 4 - Capital Structure

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock


As of February 10, 1999 the Company had 9,110,838 shares of Common Stock issued and outstanding and 10,987 shares of subscribed stock.

Options and Warrants

As of February 10, 1999 the Company has outstanding options and warrants as follows:

Options outstanding under the Fiscal Year 1994 Incentive Compensation Plan and the Non Employee Director Compensation Plan:

Commences    Expires
     Director ($1.72)         10,000        8/20/97     8/19/02
              ($2.27)         10,000        8/20/97     8/19/02
              ($3.23)         10,000       11/18/98    11/17/03
                             -------
       Total Director         30,000

     Employee ($4.00)          1,247       10/21/97    12/31/01
              ($4.00)          1,200         2/3/98    12/31/01
              ($4.00)          8,519        9/15/97    12/31/01
              ($4.00)            834         6/2/98    12/31/01
              ($4.00)            694       12/16/97    12/31/01
              ($4.00)          1,734         8/4/98    12/31/01
              ($4.00)         17,500         8/1/97      8/1/00
              ($4.00)          1,000        3/31/98     3/31/99
              ($4.00)          1,334        8/11/98    12/31/01
              ($4.00)         16,155       11/19/98    12/31/02
              ($4.00)            917         2/2/99    12/31/02
              ($4.00)          1,400         3/4/99    12/31/02
              ($4.00)            934        3/16/99    12/31/02
              ($4.00)          1,317         4/1/99    12/31/02
              ($4.00)            934         6/1/99    12/31/02
              ($4.00)            934         9/1/99    12/31/02
              ($4.13)          1,000         9/1/98     8/31/00
              ($4.50)          1,000        12/1/98    12/31/00
              ($6.00)          1,000        3/31/98     3/31/99
              ($6.00)          8,517        9/15/98    12/31/01
              ($6.00)          5,000        9/15/97    12/31/01
              ($6.00)          1,847       10/21/98    12/31/01
              ($6.00)          1,200         2/3/99    12/31/01
              ($6.00)            693       12/16/98    12/31/01
              ($6.00)          1,733         8/4/99    12/31/01
              ($6.00)          1,333        8/11/99    12/31/01
              ($6.00)         16,155       11/19/99    12/31/02
              ($6.00)            917         2/2/00    12/31/02
              ($6.00)          1,400         3/4/00    12/31/02
              ($6.00)            934        3/16/00    12/31/02
              ($6.00)          1,317         4/1/00    12/31/02
              ($6.00)            934         6/1/00    12/31/02
              ($6.00)            934         9/1/00    12/31/02
              ($6.25)          1,000         6/1/98     5/31/00

              ($6.75)          5,000        10/6/97     3/31/99
              ($7.25)         10,000        10/6/97     3/31/99
              ($8.00)         10,000        9/15/98    12/31/01
              ($8.00)          1,246       10/21/99    12/31/01
              ($8.00)          1,200         2/3/00    12/31/01
              ($8.00)            693       12/16/99    12/31/01
              ($8.00)          1,733         8/4/00    12/31/01
              ($8.00)          1,333        8/11/00    12/31/01
              ($8.00)          8,516        9/15/99    12/31/01
              ($8.00)         16,155       11/19/00    12/31/02
              ($8.00)            917         2/2/01    12/31/02
              ($8.00)          1,400         3/4/01    12/31/02
              ($8.00)            934        3/16/01    12/31/02
              ($8.00)          1,317         4/1/01    12/31/02
              ($8.00)            934         6/1/01    12/31/02
              ($8.00)            934         9/1/01    12/31/02
             ($10.00)         10,000        9/15/98    12/31/01
             ($12.50)         10,000        9/15/99    12/31/01
             ($15.00)         10,000        9/15/99    12/31/01
                             -------
       Total Employee        195,879


       Total Director
         and Employee        225,879


      Warrants outstanding as of February 10, 1999 consist of the following:

      $3.00 warrants:
       exercisable 1/22/96 through 1/21/01:    1,003
       exercisable 8/21/96 through 8/20/01:   14,500
       exercisable 9/13/96 through 9/12/01:      827
                       Total $3.00 warrants   16,330

      $3.0625 warrants:
       exercisable 11/2/98 through 12/31/02:  16,667
                    Total $3.0625 warrants    16,667

      $4.00 warrants:
       exercisable 12/1/98 through 12/31/02   16,667
       exercisable 6/5/97 through 6/30/99:    35,000
                       Total $4.00 warrants   51,667

      $5.00 warrants:
       exercisable 6/20/96 through 6/20/99:   25,000
       exercisable 8/21/96 through 8/20/01    10,000
                      Total $5.00 warrants    35,000

      $6.00 warrants:
       exercisable 6/5/97 through 6/30/00:   100,000
       exercisable 3/1/98 through 10/1/99:    50,000
       exercisable 6/9/98 through 12/31/01:    3,750
       exercisable 2/1/97 through 12/31/01:   10,000
       exercisable 4/21/97 through 4/20/02:    4,172
                      Total $6.00 warrants   167,922

      $7.00 warrants:
       exercisable 7/1/98 through 6/30/99:   887,081
                      Total $7.00 warrants   887,081

      $7.50 warrants:
       exercisable 7/1/98 through 12/31/00:  187,500
                      Total $7.50 warrants   187,500

      $8.00 warrants:
       exercisable 2/1/97 through 12/31/01:   10,000
                      Total $8.00 warrants    10,000

      $10.00 warrants:
       exercisable 2/1/97 through 12/31/01:   10,000
                      Total $10.00 warrants   10,000

      $12.50 warrants:
       exercisable 2/1/97 through 12/31/01:   10,000
                      Total $12.50 warrants   10,000

      $15.00 warrants:
       exercisable 2/1/97 through 12/31/01:   10,000
       exercisable 1/1/00 through 12/31/01:3,006,911
                      Total $15.00 warrants3,016,911

Total of all warrants currently outstanding4,409,078




Note 5 - Subsequent Events

Effective January 25, 1999 the Company made bonus awards to three employees under the 1994 Incentive Stock Plan. The Company granted 2,500 options at an exercise price of $4.00 per share, 2,500 options at an exercise price of $4.125 per share, and 2,500 options at an exercise price of $4.25 per share (exercisable from 1/25/98 - 12/31/99).

On January 13, 1999 the Company borrowed $180,000 from a non related party. The short term note will accrue interest at two percentage points above the annual rate publicly announced or published from time to time by Norwest Bank Colorado, N.A., in Denver, Colorado as its prime rate. Principal and interest are due on or before January 12, 2000.

                BION ENVIRONMENTAL TECHNOLOGIES, INC.
                          AND SUBSIDIARIES




                              [PG NUMBER]

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

The Company currently has systems treating swine, dairy, and fruit and juice processing waste streams in Florida, Illinois, New York, North Carolina, and Washington. The Company has approximately 170,000 BionAnimals in design, permitting, construction and/or operations with an additional 909,000 BionAnimals under contract. The Company is in the process of raising capital for operations and future growth, reviewing strategic partners for various aspects of the business, continuing a research and development effort on both systems applications and byproducts, and strengthening its patent coverage.

The Company has incurred losses since inception of $12,456,034 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund opera-tions. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Liquidity and Capital Resources

The Company's current ratio as of December 31, 1998 was 0.37 : 1.0 as compared to 0.61 : 1.0 as of June 30, 1998. Cash as of December 31, 1998 decreased to $3,446 as compared to $19,104 as of June 30, 1998.

During the six months ended December 31, 1998, the Company borrowed $127,000 from three shareholders at 1% interest per month.

As of December 31, 1998 the Company has drawn $240,000 against the October 26, 1996 line-of-credit with a shareholder. (See 8-K dated December 1, 1996.)

During the six months ended December 31, 1998 the Company made awards to five employees under the 1994 Incentive Stock Plan. The Company granted 30,000 options at an exercise price of $3.25 per share (exercisable from 11/2/98 - 12/31/98). None of the options were exercised and all have expired.

During the six months ended December 31, 1998 the Company issued awards to all current employees (excluding the Company's officers, directors, and management personnel) under the Company's Fiscal Year 1994 Incentive Plan totalling 22,591 options with an exercise price of $4.00 per share, 22,591 options with an exercise price of $6.00 per share, and 22,591 options with an exercise price of $8.00 per share; all of the options will expire on December 31, 2002. The options will vest as follows: for employees with less than one year of service, the first third shall vest on their one year employment anniversary date, the second third shall vest on the second anniversary date, and the last third will vest on their third anniversary date. For employees with more than one year of service, the first third shall vest on November 19, 1998, and the second and last third shall vest twelve and twenty-four months thereafter respectively.

During the six month period ending December 31, 1998, the Company issued 16,667 warrants to an employee with an exercise price of $3.0625 per share commencing November 2, 1998 and expiring December 31, 2002. The Company issued an additional 16,667 warrants to another employee with an exercise price of $4.00 per share commencing December 1, 1998 and expiring December 31, 2002. The above warrants were issued to the two employees as compensation per their employment agreements

On May 21, 1998 the Company entered into a credit facility with a shareholder for a maximum amount not to exceed $1,500,000. On June 30, 1998 the Company converted all of the then outstanding debt ($300,000 of principal and $677 of interest) into 50,113 shares of common stock at $6.00 per share and 150,000 warrants at $7.50 per share exercisable for the period commencing July 1, 1998 and expiring December 31, 2000. (See 8-K dated May 21, 1998.) As of November 5, 1998 the Company had converted the balance of the note payable ($75,000) and interest ($2,170) into 12,862 shares of restricted and legended common stock and 37,500 warrants exercisable at $7.50 per share commencing on November 5, 1998 and expiring on December 31, 1999.

For the six months ended December 31, 1998 the Company issued 225,916 shares of common stock for cash ($539,424), 12,862 shares of common stock as payment of a note and interest ($77,170), 5,537 shares of common stock for services ($21,450), and converted 800 shares of subscribed stock to 800 shares of common stock valued at $3,000. All of the above is legended and restricted common stock. The Company also issued 10,000 shares of free trading common stock for the exercise of options ($82,500). The Company has increased subscribed stock by $10,000 for legended and restricted common stock awarded but not issued to certain employees as additional compensation.

Results of Operations

Comparison of the Six Months Ended December 31, 1998 with Six Months Ended December 31, 1997

Revenue in the six months ended December 31, 1998 was $103,924 compared to $140,749 for the corresponding six month period in 1997, a decrease of $36,825. Contract costs were lower ($70,244) in the 1998 six month period due to reduced costs associated with the BionSoil processing in New York.

General and administrative expenses increased by $134,555 in the six month period ended December 31, 1998 due to higher consulting expenses ($243,000) and investor relations expenses ($59,000). $231,000 of the increase in consulting fees was due to the cancellation of a consulting agreement and the credit issued in the quarter ended December 31, 1997. The increase was partially offset by a decrease in compensation expenses ($190,000).

The Company recorded $34,995 in interest expense on its notes to shareholders and capital equipment leases and $122,307 in research and development costs. As a result of the above, the Company recorded a net loss of $1,180,506 in the six month period ended December 31, 1998, compared to a net loss of $1,070,467 for the six month period ended December 31, 1997.

The Company will need to increase sales significantly to obtain profitability.

Comparison of the Three Months Ended December 31, 1998 with Three Months Ended December 31, 1997

Revenue in the three months ended December 31, 1998 was $40,052 compared to $115,912 for the corresponding three month period in 1997, a decrease of $75,860. Contract costs were lower in the 1998 three month period by $99,516 due to the decreased expenses associated with BionSoil processing. The above resulted in a gross loss for the period ended December 31, 1998 of $47,855 as compared to a gross loss of $71,511 for the same three month period in 1997.

General and administrative expenses increased by $213,178 due to an increase in consulting and professional fees ($239,000) and investor relations ($45,000) partially offset by a decrease in compensation expenses ($110,000). $231,000 of the increase in consulting fees was due to the cancellation of a consulting agreement and the credit issued in the quarter ended December 31, 1997.

The Company recorded $19,847 in interest expense on its notes payable and $55,308 in research and development costs. As a result of the above, the Company recorded a net loss of $654,273 in the three month period ended December 31, 1998, compared to a net loss of $456,966 for the three month period ended December 31, 1997.

The Company will need to increase sales significantly to obtain profitability.

Year 2000 Issue

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. After a review of the Company's computer systems and associated software, management does not believe "year 2000" will have a material effect on the operations or financial condition of the Company. The Company cannot predict the impact that "Year 2000" will have on its customers and vendors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The discussion below contains forward-looking statements (denoted with asterisks (*)) made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933 and should be read in conjunction with the Company's consolidated financial statements and the Notes thereto. The footnotes set forth below (at pages 21 to 25) are an integral part of this discussion and should be carefully reviewed to properly understand this section. This discussion is qualified in its entirety by the risk factors discussed herein.

     (a) Plan of Operation

     General Discussion of Current and Proposed Operations

     The unaudited financial statements contained in this Form 10-QSB show that over $11,628,513 of equity has been invested in the Company through the close of the fiscal quarter ended December 31, 1998. These financial statements also show that, as of that date, the Company had a negative net worth of $827,521, cumulative losses of $12,456,034, limited current revenues and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company's ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until such time, if ever, as Bion NMS sales along with the sales of BionSoil and BionSoil products are sufficient to fund operations.

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

     Business Development

     The Company's mission is to provide services, systems and products which solve environmental problems with wastes and wastewater, and in appropriate situations, recycle wastes into high value horticultural products which produce superior plant growth performance. The main emphasis of the Company's business during the past two years has been on the application of the Bion NMS for large animal raising agricultural facilities. As a result, the Company's focus has been more specifically on: first, the sales, design, installation oversight, operations management, and material harvesting of the Bion NMS for large dairy and swine facilities; and, second, BionSoil: the development efforts associated with testing, processing, blending, packaging, marketing, distribution and sales of BionSoil and BionSoil-based products which are produced from the solids harvested from the Company's Bion NMS systems. Through December 31, 1998 the Company has sold, designed or has under contract a total of 81 Bion NMS waste or wastewater treatment systems. These systems include 4 operating food processing or storm water run off systems, as well as 76 Bion NMS BionSolids (see footnote 1, below) producing systems (13 in operation, 4 in construction and 58 under contract in various stages from preliminary design to permitting) that are designed to contain approximately 1.1 million BionAnimals (see definition below) when completed. Eventually the Company anticipates emphasizing additional business areas including without limitation municipal and industrial wastewater treatment*.

     Prior to September 20, 1989, (when Bion Technologies, Inc., was incorporated) through at least June 30, 1997, the Company was in the technology development mode with limited sales of primarily first-of-a-kind wastewater and/or Bion NMS. Initial sales and installations were wastewater treatment NMS (no BionSolids production) until 1993 when the emphasis shifted to Bion NMS (BionSolids production) applications.

     During the past two years the Company has been working to emerge from the research and development stage and transition into the sales and marketing of the Bion NMS systems and the BionSoil products produced by those systems. The Company has focused the majority of its efforts and expenditures in these two areas and is beginning to see positive progress in both, as described below*. The Company's method for tracking both the sale and start-up of Bion NMS systems and the production of BionSoil is based on a Company defined standard unit, the BionAnimal, which relates BionSoil production to confined animal weight. When all the manure and urine produced by one BionAnimal is collected as BionSolids and subsequently converted into BionSoil, the Company estimates that each BionAnimal will yield approximately 1 cubic yard of processed BionSoil per year*.

     Using this definition of BionAnimal the Company has developed the following table relating the number of animals in full confinement installations to the number of BionAnimal equivalents they represent. (See footnote 2, below):

                               Table 1
   Animal                 Approximate Equivalent BionAnimals
One dairy cow                   10.00
One steer                       4.50
One sow                         1.35
One market hog                  0.90     (1.1 = 1)
One nursery pig                 0.225    (4.4 = 1)
One layer chicken               0.02      (50 = 1)

     For fiscal year 1998 (see the Company's Form 10-KSB dated June 30, 1998), the Company experienced strong growth and as a result exceeded its' internal goals by more than 100%, adding approximately 650,000 BionAnimals under contract. During the first two quarters of fiscal year 1999, the Company has added an additional 325,000 BionAnimals, approximately 40% of the Company's initial internal goal for the year (see management's goals and targets below). However, during the second fiscal quarter ended December 31, 1998, and continuing into January and February 1999 the Company has experienced the impact of an extended deep depression in hog prices. During December 1998 prices reached a low of $9.00 per hundred weight, down from $43.00 per hundred weight in December 1997. These depressed prices, lasting through the present time, are below the break-even point for hog growers. As a result of this reduction in prices and the commensurate losses accumulated by the hog industry, commitments for expansion of capacity have slowed, and growers have generally delayed or deferred any expenditures possible pending an increase in price to the break-even point. This has had a significant impact on the Company's plans to sign additional contracts within the hog industry and has caused growers to put many of the Company's existing system contracts on temporary hold. However, hog prices have recovered slowly in January 1999 and have trended upward to approximately $25.00 per hundred weight by the end of January 1999.

     Additionally, in the last quarter of the fiscal year ended June 30, 1998, the Company initiated a program to hire two vice president level executives (a Vice President, system sales and marketing, and a Vice President, BionSoil). Both positions have been filled, however, the recruiting program took substantially more time than anticipated. As a result, the Vice President of system sales and marketing began with the Company in November, and the Vice President of BionSoil began with the Company in December. This delay, combined with the impact of low hog prices in the market resulted in a significant slow down in the Company's pace of growth. The impact of these two issues is anticipated to be short term. However, management has reevaluated the goals established in the Company's Form 10-KSB dated June 30, 1998 and made necessary changes (see Management's Targets, Bion System Sales and BionAnimals Under Contract below).

      Market Size

     Management has devoted significant effort to defining the size of the markets for both the Bion NMS and for BionSoil and BionSoil products. These efforts have included formal and informal studies, creation of models as well as analysis of available statistical data.

     The  Company  has  reviewed  the  preliminary   1997  U.S.   Department  of
     Agriculture Census statistics (the most recent information available from the U.S. Department of Agriculture) as well as additional state by state information, in some cases current as of December 1997, and developed the following size estimates for the target market segments for system sales.

     The total United States animal population, based on data contained in the 1997 U.S. Department of Agriculture Census statistics shows that there were over 107 million cattle and calves, 61 million hogs and in excess of 1.6 billion fowl on farms in the United States. These numbers if converted based on the Company defined BionAnimal unit, yield approximately 560 million BionAnimals.

     However, not all of these BionAnimals are on farms that are potential candidates for a Bion NMS installation. The Company has analyzed the economics of system installation, minimum system size requirements and system operation factors related to the size of farms. Based on this review and further analysis of the census data, the Company estimates that the total number of BionAnimals on larger farms, which meet the appropriate criteria, is approximately 210 million (see footnote 3, below). Based on this review, these animals are believed by the Company to be the potential candidates for system installation in the U.S.* Further, the number of large animal farms is increasing as the move to consolidate livestock operations into larger more efficient farm units is accelerating (see footnote 4, below). The 1992 Department of Agriculture Census statistics (which were the most current information available to the Company prior to this Form 10-QSB), showed that the total number of BionAnimals on larger farms was 140 million. The increase in animals on larger farms seen in the 1997 census numbers is most evident in dairy cows (where the number of cows on dairies with over 1,000 cows increased from 937,000 to 1,600,000 between 1992 and 1997) and hog farms (where the number of hogs on farms with over 5,000 hogs rose from 9,764,000 to 24,578,000). This trend is anticipated to continue over the next several years as growers realize the size related economies in facility and production costs*.

     Management's review of the potential market for BionSoil and BionSoil products has included research by the Battelle Institute in a study conducted for the Solid Waste Composting Council (see footnote 5, below), as well as initial market sector analysis*. Battelle calculated that the demand for compost and compost-like products (including products ranging from manure to composted organic wastes to manufactured potting soils and soil enhancers) in selected areas of the U.S. alone is projected to be in excess of one billion cubic yards per year*. This demand, categorized in nine application segments: landscapers, delivered topsoil, bagged retail, nurseries, landfill final cover, surface mine reclamation, sod production, silvaculture, and agriculture, far exceeds projected supply*. Targeted markets for BionSoil include these segments in addition to state and municipal park and transportation departments, golf courses, athletic fields, home gardeners, reforestation projects for timber and mining companies, the U.S. Park Service and others*. The Company is currently analyzing specific market sectors that are initial target market areas within this overall demand including container nursery products, golf course construction, the turf industry and others (see footnote 6, below)*.

      Geographic Expansion

     The activities of the Company to design, permit, oversee the installation of and operate its systems in the various geographic areas where the Company is conducting its business to date have established credibility with federal, state, and local regulators as well as environmental and agricultural professionals. With the establishment of this credibility and recent contract discussions and negotiations, the Company is positioned to attempt to gain significant market penetration into new geographic areas*. To date, the Company's geographic expansion has been limited due to financial and personnel constraints (which continue to exist). However, as a result of heightened awareness about the major manure treatment and disposal problem facing the animal raising industry (see footnote 7, below), and due to the current proliferation of state and national legislation being considered, management believes that major geographic expansion is now possible and is essential to the Company's ability to achieve successful operations in the future*.

     The Company estimates that the cost associated with the required staffing, servicing, and marketing effort for expansion into new geographic regions, including initial sales calls, system design, regulatory approvals, system installation and operation through the cash-flow break-even point (the
     Company has not yet achieved cash-flow break-even in any of its regional operations), is not less than $500,000 per region, and may exceed
     $1,500,000*. The Company's balance sheet does not show any assets created by these expenditures as they all have been recorded as expense items. However, based on experience to date in the regions where system sales and installation activity have been focused, the Company believes that the money invested in these efforts has created what might be called "good will," "marketing," and/or "regulatory" value. Management believes that achieving a greater rate of geographic expansion will require expenditures greater than those expensed for previous expansion*. (An example of the accumulation of these expenses can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina which is described in more detail in footnote 8, below).

     The Company is currently evaluating expansion opportunities in many geographic areas throughout the United States. Based on research, management team visits, discussions with regulatory and dairy industry professionals, requests for information and proposals, and review of available information, over the past few months it has become increasingly evident that the state of California is an appropriate location for the next expansion office*. California has the largest concentration of dairy cows in the United States and is having problems with groundwater leaching and stormwater runoff, as well as land application and stock piling of the manure generated on these farms*. The Company views the next 12-18 months as a critical time period to become established in California and has taken the initial steps to implement a sales and marketing plan in that state*.

     As the Company continues its expansion into new areas in the future, and this expansion requires similar or greater additional cash resources to be spent, these cash amounts, when expended, will be expensed and not shown as balance sheet assets*.

      Technology Expansion

     The Company has six issued patents (see footnote 9, below) which provide broad coverage of the fundamental technology that underlies the Company's systems and processes. The Company is conducting a review of its existing patent position and anticipates that additional patent filings may occur based on this review or as further applications of the technology are developed. The Company currently anticipates the expansion of the technology into the cattle feedlot and poultry raising businesses where the technology will need to be adapted to treat waste with both different characteristics and different collection technologies than for existing dairy or swine waste systems*.

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

     Management's Targets, Bion NMS System Sales and BionAnimals Under Contract

     In July 1997, Company management established the primary long range goal to achieve a target level of 2,000,000 BionAnimals under contract by June 30, 2000, the end of the Company's fiscal year 2000*. To support achievement of this long-range goal the Company established the addition of 300,000 BionAnimals under contract as the sales target through its fiscal year ending June 30, 1998 which would result in the Company having contracts for a total of approximately 390,000 BionAnimals by June 30, 1998 (see the Company's Form 10-KSB for the fiscal year ended June 30, 1997 for a discussion of these goals)*.

     For fiscal year 1998 (which ended June 30, 1998), the Company significantly exceeded its goals. During the year, the Company signed contracts for systems designed to contain approximately 650,000 BionAnimals as compared to its goal of adding contracts for approximately 300,000 BionAnimals. As a result, the Company exceeded its target for the fiscal year ended June 30, 1998 by over 100%. When all the systems under contract, as of June 30, 1998, are complete and in full operation they are anticipated to produce approximately 750,000 cubic yards of BionSoil per year (see the Company's Form 10-KSB for the fiscal year ended June 30, 1998). Normally the Company anticipates this soil production will start within two years of contract signing*. However, due to the slowing of construction expenditures brought on by the depressed hog market, many of these systems will not be on line within two years and therefore BionSoil production will be delayed*.

     In July 1998, based on a review of this performance, and the assumptions detailed below, management set the following revised performance targets for the number of BionAnimals under contract in each of the next four fiscal years, and, following the up to 24 month lag for system design, permitting, construction and start-up (See footnote 10, below), for quantities of BionSoil that were anticipated to be available to be sold*:

                  Table 2 (see footnote 10, below)*
                    Management July 1998 Targets
         BionAnimal/Contracts and BionSoil (#'s in thousands)

                             Fiscal Years Ended June 30
                        ---------------------------------------
                        1999        2000       2001        2002
Number of BionAnimals
added during fiscal
year (in thousands)*     800*        950*     1,200*      1,400*
Cumulative number of
BionAnimals under
contract (in
thousands)*            1,550*      2,500*     3,700*      5,100*
BionSoil available
for sale (in thousands
of cubic yards)*          30*        300*     1,600*      2,600*

     As management discussed in the Company's Form 10-KSB for the fiscal year ended June 30, 1998 and Form 10-QSB for the fiscal quarter ended September 30, 1998, these goals could only be realized by the Company if many factors and assumptions including but not limited to the following were met: a) that the Company will be able to secure sufficient additional funding, most of which will be raised through capital investments (of which there can be no guarantee); b) that the Company will be able to hire sufficient management personnel, i.e. sales, engineering and operations, in order to promote the growth of the Company and to properly manage that growth; c) that continuing regulatory pressures on the agricultural industries will lead them to install the Bion NMS or similar technology in order to solve the environmental problems; d) that legislative and regulatory powers will not pass and enforce non-science based laws that would render the Bion NMS obsolete or illegal; e) that the Company will be able to expand the application of its technology and accomplish the geographic expansion into new regions; f) that the pricing and features of the Bion NMS and the services provided by the Company can be accomplished within the constraints of the Company's economic model; g) that the trend continues towards market consolidation in the agricultural community, whereby the total number of farms decreases, however, the number of animals produced increases; and h) that the Company is successful in developing, marketing and selling the BionSoil and BionSoil products produced by the Bion NMS*. None of these factors and assumptions can be guaranteed.

     However, as discussed above, prices in the hog market have been in a major depression over the last nine months. This depression has not only generally halted expansion in the hog industry, but also has forced some growers to reduce or eliminate their herds. This depression coupled with the Company's delay in hiring key management positions has slowed the aggressive growth rate that the Company had forecasted in its Form 10-KSB dated June 30, 1998 and Form 10-QSB dated September 30, 1998. The short term impact of these two issues has caused management to reevaluate forecasts for the remainder of fiscal year 1999 through fiscal year 2002. As a result, the following revised table of management targets has been developed. Note that the number of BionAnimals added in fiscal year 1999 and fiscal year 2000 have been reduced. Management believes, however, that the total number of BionAnimals added by June 30, 2002 will equal or exceed the total predicted previously*.


                              Table 2A*
                          Revised Targets*
         BionAnimal/Contracts and BionSoil (#'s in thousands)

                              Fiscal Years Ended June 30
                        ---------------------------------------
                        1999        2000       2001        2002
Number of BionAnimals
added during fiscal
year (in thousands)*     500*        800*     1,250*      1,800*
Cumulative number of
BionAnimals under
contract (in
thousands)*            1,250*      2,050*     3,300*      5,100*
BionSoil available
for sale (in thousands
of cubic yards)*
(See footnotes 11 &12,
 below)                   16*        130*     1,200*      2,100*

     These revised targets will only be realized if all of the factors and assumptions listed following Table 2, above, are met*. Additionally, meeting the short term targets will require that the upward trend now in evidence in hog prices continues until growers are once more able to realize a profit*.

     An examination of the size of the target markets for system sales and installations and BionSoil sales (as shown above) shows that the percent of total market penetration, which these targets represent, is very modest*. On the basis of the assumptions above and the analysis of market size (see page 9), the Company's systems sales program has achieved (through December 31, 1998) approximately a 0.5% market penetration, and the revised cumulative number of BionAnimals under contract targets for fiscal years 1999, 2000, 2001 and 2002 if achieved, would represent approximately a 0.6%, 1.0%, 1.6% and 2.4% market penetration respectively*. Management believes such market penetrations represent realistic targets if the assumptions set forth above are accurate*. No assurance can be given however, that these targets will be achieved.

     Financial Discussion of Bion NMS and BionSoil Business*

     The Company  expects to receive two distinct  revenue streams from the Bion
     NMS: 1) fees for system design, permitting, start-up and initial operation (and, for certain systems, periodic management or technology fees); and, 2) commencing approximately nine to fifteen months after the initial start-up of BionSoil production systems installed on large dairy, swine, poultry farms or feedlots, revenue from the sale of BionSoil and BionSoil-based products produced from the systems [Note that initial system start-up typically occurs six to twelve months after a system contract is signed*. Therefore, BionSoil revenues will typically commence up to 24 months after a system contract is signed], (see footnote 10, below)*. To date, revenues from the sale of BionSoil have been minimal (first significant commercial sales are projected for spring of 1999*).

     Bion NMS Economics

     The Company may receive multiple design, permit and construction, and operation oversight fees*. These fees are paid to the Company by the clients in return for services rendered and the licensing of a particular site to use the Bion NMS technology. Fees may also be paid to the Company on a regular ongoing basis for system oversight as well as regulatory and biological testing*. These fees are above and beyond any revenue the Company may receive from the sale of BionSoil. In some cases one or more of these categories of fees may be waived or excluded in formal negotiated contract terms for a variety of reasons, including without limitation, signing the first system contract in a new geographic region, signing the first system contract for a new application of the technology, or offsetting some or all of the fees against reduced or eliminated BionSolids royalties.

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

     BionSoil Economics

     As Bion NMS systems are brought on-line and BionSolids are harvested (see footnote 13, below), it is anticipated that BionSoil, Inc. will purchase the harvested BionSolids from Bion Technologies, Inc. to process it into BionSoil products for sale to customers*. Some farms may be paid fees as royalty for the BionSolids harvested from their site*. These payments potentially represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems*. Most large animal raising facilities have substantial operating costs associated with the disposal of manure and waste products, which are generated in large quantities at these facilities. With the construction and operation of a Bion NMS on a farm site, many of these costs may be substantially reduced or eliminated, and the farm may, in some cases, also receive a revenue stream from the cash payments made by the Company to the farm*.

     During the spring and summer of 1998, the Company conducted a limited market test of BionSoil products through retail and commercial outlets in western New York (see the Company's Form 8-K dated July 1, 1998). The material for this test was New York produced dairy BionSoil processed and blended with Sphagnum peat moss at the Company's Hermitage, New York facility. Subsequently the blended product was sold in bulk quantities or bagged in both 20 pound and 40 pound bags and sold. The bagged product was sold to a limited number of small retail garden shops and nurseries at wholesale prices, to the Company, of $1.97 and $2.97 for 20 and 40 pound bags respectively (resulting in prices per cubic yard of $80.00 and $108.00 respectively). Bulk product was sold through similar distribution outlets for prices from $15.00 to $27.95 per cubic yard. The test market program was conducted with no advertising budget, only limited point-of-sales materials, and with no participation of any large chain retail outlets. The average price per cubic yard for all blended product sold in this limited test market program, bagged and bulk combined, was $39.37 per cubic yard. Therefore, the average price received by the Company for the BionSolids, before mixing with Sphagnum peat moss, was $57.08 per cubic yard. Management believes that this test market program provides the Company's first confirmation of the market viability of BionSoil products. Management further believes that, when product sales efforts are supported with a strong marketing/advertising program, average sales prices will increase above $40.00 per cubic yard for the blended BionSoil product*.

     Further, it should be noted that a significant portion of the material harvested from many systems in the last year has been devoted to both university and private studies intended to determine physical characteristics, blends, and growth results achievable using BionSoil in many different applications (see footnotes 14 and 15, below). The Company anticipates continuing and aggressively expanding these test programs during the current fiscal year*.

     Based on results of the Company's recent market test, a review of prices for soils and soil-enhancing products in various markets, and target market segment strategies being developed, the Company believes that BionSoil will sell at no less than an average of $20 per cubic yard when sold in bulk, and will sell for considerably higher prices when processed and bagged*. [It should be noted that all prices quoted within this Form 10-QSB are wholesale only and may not be representative of actual retail prices.] Additionally, based on actual costs experienced in BionSoil harvesting and processing to date, anticipated improvements in processing technologies and efficiencies, and lower per unit costs as volumes increase, the Company has estimated costs for the various levels of processing required to sell BionSoil products*. Given the contract terms and estimated costs of production and sales, the potential gross margin (see footnote 16, below) returned to the Company from BionSoil products sales alone has been calculated for a series of potential price points (see footnote 17, below) (and the implied processing levels required to achieve the products to be sold at these price points (see footnote 18, below))*. Table 3 below presents this information for five selected possible price points*. This table has been prepared reflecting estimates based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products*. (See footnotes 17 and 18, below)*.

                              Table 3*
Potential BionSoil    Estimated Related   Calculated
Wholesale Price       BionSoil Expenses   Gross Margin
Per Cubic Yard*       Per Cubic Yard*     Per Cubic Yard*
   $ 20*                $ 13*             $  7*
   $ 40*                $ 22*             $ 18*
   $ 60*                $ 32*             $ 28*
   $ 80*                $ 41*             $ 39*
   $100*                $ 53*             $ 47*

     The calculated gross margin per cubic yard as presented in Table 3 above is equivalent to the annual gross margin contribution of each BionAnimal in a system that is fully on line producing BionSoil (see the definition of BionAnimal above where one BionAnimal produces one cubic yard of BionSoil per year).

     If the Company is successful in bringing targeted systems on line producing BionSoil within the 24 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks); and, if the Company is successful in realizing the various potential price levels and expense levels in columns 1 and 2 of Table 3 (which also cannot be assured and is subject to numerous and substantial risks as explained above and below) then column three, calculated gross margin per cubic yard, is also the calculated annual gross margin contribution of each BionAnimal producing
     BionSoil. Given that revenue to the Company from BionSoil sales is anticipated to begin in an average of two years after the signing of an agreement for a Bion NMS system, these calculated gross margins, which are equivalent to gross margins per BionAnimal, would be anticipated to be repeated each year thereafter for as long as the installations remain in operation (current system contracts are set for 15 years with renewal option)*. If the net present value (discounted at 8%) of these gross margins is calculated for the normal 15-year period of a contract, assuming no BionSoil revenues for the first two years, the net present value of the gross margin from each BionAnimal under contract would be as shown in Table 4 for each potential price point in Table 3*. (See footnote 19, below).

                              Table 4*
            Gross Margin Net Present Value Per BionAnimal
              Calculated Annual       15 Year Net Present
              Gross Margin Per        Value Per BionAnimal
              BionAnimal*             Annual Gross Margins*
              -----------------       ---------------------
               $  7*                      $ 47*
               $ 18*                      $122*
               $ 28*                      $190*
               $ 39*                      $264*
               $ 47*                      $318*

     Management believes that this NPV analysis is useful because it provides an indication of the value to the Company of the number of BionAnimals contained in each contract for a Bion NMS system*.

      Management Financial Targets

     Subject to the risks and uncertainties included in this General Discussion of Current and Proposed Operations section of the Company's Form 10-QSB and the footnotes thereto, management has established the following revised financial performance targets for the Company for fiscal years 1999 through 2002*. Please carefully review the risks and uncertainties presented above and below and in the footnotes in conjunction with the Company targets summarized in this Table 5 (see especially footnotes 20, 21, 22 and 23 below).

                               Table 5*
                          Performance Targets
           (Based on BionAnimals under contract and BionSoil
          available for Sale as described in Table 2A above)*
                        (dollars in thousands)
                     Fiscal Years (ended June 30)

                          1999       2000       2001       2002
                          ----       ----       ----      ------

Number of BionAnimals
added during fiscal
year (in thousands)*     500*        800*     1,250*      1,800*

Cumulative number of
BionAnimals under contract
(in thousands)*        1,250*      2,050*     3,300*      5,100*

BionSoil available
for sale (in thousands
of cubic yards)*          22*        130*     1,200*      2,100*

Gross Revenue
(see Footnote 21)*      $751*     $7,570*   $52,423*    $98,096*

Gross Margin
(see Footnote 22)*       $11*     $3,210*   $22,278*    $44,441*

Pre-Tax Earnings
(see Footnote 23)*   $(2,379)*      $300*   $17,178*    $35,991*

     The targets presented in Table 5 above reflect the revised information presented in Table 2A. As a result, revenues projected are lower than those shown in Table 5 as presented in the Company's Form 10-QSB for the quarter ended September 30, 1998.

     Note that the targets presented in Table 5, above, for fiscal year 2002 show 5,100,000 BionAnimals under contract but only 2,100,000 cubic yards of BionSoil being sold during fiscal year 2002 due to the up to 24 month delay between contract signing and BionSoil availability*. The Company's goal, however, is that the backlog of 3,000,000 additional cubic yards of BionSoil will be available in subsequent years for sale and is anticipated to increase the goal for gross revenue to approximately $220,000,000 and pre-tax earnings to approximately $72,000,000 in those later years, even if there are no additional Bion NMS system sales thereafter*.

     While these targets are very aggressive, they are consistent with the Company's progress in fiscal year 1998 (the addition of approximately 650,000 BionAnimals under contract) and progress in fiscal 1999 to date (contracts for 325,000 BionAnimals signed since July 1, 1998)*. Throughout the fiscal year 1998 and the first quarter of the 1999 fiscal year, the Company has proven to be aggressive in setting and attaining such goals and targets*. In response to the depressed hog markets and delay in the hiring of key management positions, the Company is reasserting its efforts in order to meet or exceed its new goals and targets* The Company is expanding its efforts into new geographical and technical areas as a result, which will bring beneficial results in the long term*.

     The Company has hired both a Vice President of system sales and marketing and a Vice President, BionSoil, both key management positions necessary to help the Company achieve these goals. The Company is actively recruiting to fill other key management, technical and sales positions. Additionally, the Company is pursuing geographical and technical expansion, strategic alliances in both the agricultural and financial communities, and expansion of its client base*.

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

3. All numbers of animals are taken from the 1997 Census of Agriculture published by the United States Department of Agriculture. The numbers used are for the animal populations of farms above a specific size as follows:
     *     Dairy cows: farms with 200 or more cows
     *     Beef cattle (steers): farms with 200 or more cattle
     *     Hogs and pigs: farms with 1,000 or more
     * Poultry (chickens and turkeys) based on layers, broilers and turkeys

4. According to the 1997 Census of Agriculture published by the U.S. Department of Agriculture evidence of consolidation of animals onto large farms has increased significantly from 1992 to 1997, continuing the trend seen in the 1992 Census of Agriculture. In the hog industry, for example: from 1992 to 1997 the number of hog farms in the U.S. decreased 42.6% to 109,754 while the number of hogs increased 6% to 61,206,236. Further, those states with the largest growth in hog inventories also show substantial declines in the number of farms: Colorado inventories increased 70% while the number of farms declined 25%, North Carolina inventories rose 89% with a decline of 31% in farm numbers, and Oklahoma inventories increased 550% with a 12% decline in number of farms.

5. Battelle estimated the total U.S. market for compost to be 1.04 billion cubic yards per year. See "Compost: United States Supply and Demand Potential" in Biomass and Bioenergy Vol.3, Nos 3-4, pp. 281-299, 1992.

6. As an example, study data provided by North Carolina State University for the estimated volume of potting media used in container nurseries in the United States shows current demand (1998) to be in excess of 100 million cubic yards per year. Further, data on U.S. golf course construction and expansion show that, as of May 1998, 13,954 holes (or the equivalent of 775 18-hole golf courses) were under construction, and 11,677 (or the equivalent of 649 18-hole courses) were in planning for construction.

7. For further discussion, see, for example, the December 1997 report compiled by the U.S. Senate Committee on Agriculture, Nutrition, and Forestry for Sen. Tom Harkin (D - IA) as well as "Lakes of animal waste pose environmental risk" published by the USA TODAY, December 30, 1997.

8. During February 1994 the Company opened an office in Smithfield, North Carolina (which office was subsequently moved to Clayton, North Carolina) with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing, an additional engineer, and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, has signed agreements for six additional system installations, and has two additional Bion NMS that have come on line. Management estimates that, to date, in excess of $1,200,000 has been devoted to the effort to build the Company's business in North Carolina. Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state*.

9. Issued U.S. patents include the following titles: "Bioconversion Reactor and System", "Animal Waste Bioconversion System", "Bioconverted Nutrient Rich Humus", "Phosphorous Treatment Process", and "Storm Water Remediatory Bioconversion System". In addition, the Canadian Patent Office has issued "Aqueous Stream Treatment Process".

10. The time between contract signing and BionSoil revenues can be up to 24 months broken down as follows: a.) 3-6 months for the design and permitting of the system; b.) 3-6 months for the construction of the system; c.) 1-2 months for the system to come completely on-line, and, d.) 8-10 months for the BionSolids to be produced and mature within the system. In some cases, including the Company's contracts with Crystal Springs Farms, for example, there are financing or other contingencies which may delay the beginning of these activities.

11. There are approximately 22,000 cubic yards of BionSoil available for sale in fiscal year 1999. However, the Company plans on utilizing up to 6,000 cubic yards for various growth tests, university studies, and field crop test programs.

12. Although the Company's goals project for the Company to have 1.25 million BionAnimals under contract in the fiscal year 1999, only the BionAnimals that are currently in operating systems that have been harvested along with a limited number of the new BionAnimals will produce BionSoil that will be available for sale in fiscal year 1999.

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

     Harvesting of the hog Bion NMS is still in the developmental stage with multiple methods being studied in an ongoing program. Currently, the most efficient method of harvesting the BionSolids is to pump the BionSolids from the system and then either blend them directly with an organic substrate or dry them before they are processed and blended.

14. During fiscal year 1998, the Company initiated a BionSoil Giveaway Program during which approximately 3,000 cubic yards were given away to private gardeners, local garden centers and university research centers. This program was formed in order to generate feedback regarding BionSoil and to raise public awareness about the product. It is anticipated that additional (and larger) quantities of BionSoil will be given away in each future year for these and other purposes.

15. Representatives of North Carolina State University ("NCSU"), North Carolina Department of Agriculture ("NCDA") and the North Carolina Cooperative Extension Service conducted an independent on-farm research trial in 1996. The test compared the plant growth of four woody ornamental species grown in three BionSoil product mixes to that of the same species grown in a high-grade commercial nursery potting soil with soluble fertilizer additives. The performance of the plants in the BionSoil mixes exceeded that of the plants in the commercial mix in all trials. Representatives of NCSU, NCDA, and Bion Technologies, Inc conducted a further independent study in 1997. The experiment, located at a research facility on NCSU's Raleigh, North Carolina campus, compared the plant growth of four different species (a flowering shrub, an annual, a woody ornamental and a perennial) grown in three mix rates of BionSoil with pine bark to that of the same species grown in a standard mix fertilized with a national brand of synthetic controlled release fertilizer plus other additives. The evaluation also evaluated the performance of the plants in all mixes under four irrigation regimes. BionSoil supplied a steady release of plant nutrients over a three-month period and proved to be a more efficient source of plant fertility under limited water availability than did the control fertilizer. Representatives of NCSU conducted a series of studies in 1998 including germination studies using Impatiens, landscape studies using four common landscape plants, turf growth studies and a series of vegetable and ornamental growth studies performed at the Bion research center in Clayton, North Carolina. These study results support other studies performed by the Company and anecdotal evidence gathered through plant trials from homeowners and others. The Company has an extensive program of additional university and company tests designed and being implemented for the 1999 summer growing season.

16. The Company's gross margin (prior to deduction of G&A expenses, interest, depreciation, taxes, etc.) per cubic yard of BionSoil is calculated from the projected price per cubic yard obtained from sales of bulk or bagged product after deducting the amount paid to the producer, if appropriate, and the projected costs which the Company expects to incur for harvesting, processing, and bagging.

17. The potential BionSoil prices reflect assumptions about the mix between bulk and bagged product sold. For example, at a wholesale price of $20 per cubic yard the mix would be 100% bulk product with no bagged product sold, while at a wholesale price of $100 or higher per cubic yard, the mix would consist almost entirely of bagged product or special products.

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

19. Management has changed the Net Present Value calculation from that presented in its Form 10-KSB dated June 30, 1997 by lowering the discount rate from 10% to 8% to more accurately reflect current conditions, and by increasing from 1.5 years to 2.0 years the time before BionSoil revenues commence after contract signing.

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

21. The following assumptions (none of which are guaranteed to occur) have been made for the gross revenue calculations:

     a.) that the BionSoil available for sale is sold in the fiscal year that it is available*;

     b.) that the percentage of BionSoil sold in each year in bagged form for retail sales (which the Company does not engage in) will be as follows*:

                                        Fiscal year ending June 30
                                ----------------------------------------
                                1999       2000        2001         2002
     Percent bagged
     BionSoil sold*              5%*        10%*         12%*    14%*

(Management has established this mix although it is probable that the mix will vary considerably over time)*.

     c.) that the average selling price per cubic yard realized by the Company for each fiscal year is as indicated in the following table*:

                            Fiscal year ending June 30
                              (dollars per cubic yard)
                    1999       2000        2001         2002
                    ----       ----        ----         ----
     Selling price
     Bagged       $104.00*   $104.00*    $110.00*     $110.00*
     Bulk         $ 24.50*   $ 27.50*    $ 30.00*     $ 32.50*
     Weighted
      Average     $ 28.48    $ 35.15*    $ 39.60*     $ 43.35*

(The  selling  price   increases  shown  above  are  not  related  to  inflation
adjustments, rather they reflect the Company establishing product credibility in its respective markets as well as further product refinements.)*

     d.) that the average selling price include freight to the customer of $7.00 per cubic yard for bagged product and $4.50 per cubic yard for bulk product*.

22. The following assumptions (none of which are guaranteed to occur) have been made for the product costs for gross margin calculations:

     a.) that the average product direct cost for each fiscal year is as follows*:

                             Fiscal year ending June 30
                    ----------------------------------------
                    1999       2000        2001         2002
     Direct Cost
     Bagged Product $65.00*     $64.00*       $62.00*  $60.00*
     Bulk Product   $17.50*     $17.50*       $17.00*  $16.50*
     Weighted
      Average       $19.88*     $22.15*       $22.40*  $22.59*

(The reduction in direct product costs over time reflects increased efficiencies of operation that have been included based on anticipated product handling efficiencies and economics of scale as the volume of product processed increases.)*

     b.) that freight charges for shipments to customers will be $7.00 per cubic yard for bagged product (sold and shipped on pallets with approximately two cubic yards per pallet) and $4.50 per cubic yard for bulk product shipped via common carrier truck*.

     c.) based on the assumptions above the target gross margin per cubic yard of BionSoil (which is the same as gross margin per BionAnimal) is*:

                                       Fiscal year ending June 30
                                ----------------------------------------
                                1999       2000        2001         2002
     Gross margin
     per cubic yard            $8.60*     $13.00*      $17.20*    $20.76*

23. The Company has developed projections for selling, general and administrative expenses based on increased staffing levels and facilities required for attainment of the target sales and processing levels as follows*:

                                      Fiscal year ending June 30
                                        (dollars in thousands)
                               1999       2000        2001         2002
                               ----       ----        ----         ----
   Selling, General
   and Administrative
   Expenses                  $2,390*     $2,910*      $5,100*     $8,450*

                          OTHER INFORMATION

PART II

ITEM 1.    Legal Proceedings.

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM 2.    Changes in Securities.

(c) The following securities were sold in the six month period ended December 31, 1998 without registering the securities under the Securities Act.:

     168,348  shares of  restricted  and  legended  Common  Stock to ten private
     investors  and  seven  existing   shareholders   in  privately   negotiated
     transactions for an aggregate amount of $568,875.

     8,000 shares of restricted and legended Common Stock to one investor under the terms of a 1992 agreement granting such investor a preemptive right to acquire such shares for an aggregate amount of $24,000.

     12,862 shares of restricted and legended Common Stock to an existing shareholder as payment of a note payable and interest valued at $77,170.

     800 shares of restricted and legended Common Stock to one employee in lieu of cash for services rendered valued at, in aggregate, $3,000.

     5,537 shares of restricted and legended Common Stock to a shareholder for rent and services valued in aggregate at $21,450.

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

ITEM 5.    Other Information.  None

ITEM 6.    Exhibits and Reports on Form 8-K.  None.

                              SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                     Bion Environmental Technologies, Inc.




                          /s/ M. Duane Stutzman
                     M. Duane Stutzman, Chief Financial
                        Officer




Dated:    February 15, 1999