Form 10QSB
period 1999-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1999-05-17
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      March 31, 1999   OR
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of registrant's classes of common stock, as of May 12, 1999:

                      Common Stock, No Par Value, 9,163,717

Bion Environmental Technologies, Inc.                     Form 10-QSB
                                                          March 31, 1999




                                INDEX



PART I     FINANCIAL INFORMATION                      PAGE NO.


ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
                June 30, 1998 and
                March 31, 1999.................        F2

          Consolidated Statements of Operations:
                For the Nine Month Periods Ended
                March 31, 1998 and
                March 31, 1999.................        F3

          Consolidated Statements of Operations:
                For the Three Month Periods Ended
                March 31, 1998 and
                March 31, 1999.................        F4

          Consolidated Statements of Cash Flows:
                For the Nine Month Periods Ended
                March 31, 1998 and
                March 31, 1999.................        F5-F6

          Consolidated Statement of Changes in
          Stockholders Equity for the Period
          June 30, 1998 through March 31, 1999.        F7-F9

          Notes to Consolidated Financial
          Statements..........................         F10-F14


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.......................         3



PART II   OTHER INFORMATION

ITEM 1-6  .........................................        26

                        FINANCIAL INFORMATION


PART I

ITEM 1.  FINANCIAL STATEMENTS


                                       F1

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                                              March 31,         June 30,
                                                               1999               1998
                                                          -------------     -------------
                                                            (Unaudited)         (Audited)

           Assets
Current assets
 Cash and cash equivalents ...........................     $     62,734      $     19,104
 Accounts receivable(net of allowance of $2,000)10,606           13,986
 Contract receivable(net of allowance of $30,000) ....              902            22,902
 Work in progress (net of allowance of $30,000).......          394,408           389,712
                                                           ------------      ------------
   Total current assets ..............................          468,650           445,704
                                                           ------------      ------------
Property and equipment
 Computers and equipment .............................          303,927           298,782
 Accumulated depreciation ............................         (131,364)          (91,727)
                                                                172,563           207,055
Other assets
 Patents, net ........................................           40,642            43,066
 Deferred long-term contract costs ...................           71,333            71,333
 Deposits and other ..................................           12,695            13,044
                                                           ------------      ------------
    Total other assets ...............................          124,670           127,443
                                                           ------------      ------------

Total assets .........................................     $    765,883      $    780,202
                                                           ============      ============
           Liabilities and Stockholders' (deficit)

Current liabilities
 Accounts payable ....................................     $    367,160      $    241,384
 Accounts payable - related party ....................           22,990            20,324
 Note payable ........................................          180,000              --
 Notes payable - stockholders ........................          341,171            89,171
 Capital lease obligations ...........................           34,583            67,137
 Accrued expenses ....................................           17,134            24,368
 Accrued interest - notes payable ....................           15,279              --
 Accrued payroll .....................................          482,499           284,250
                                                           ------------      ------------
    Total current liabilities ........................        1,460,816           726,634

Long-term liabilities
 Note payable - stockholder ..........................          240,000           210,000
 Accrued interest - note payable .....................           43,370              --
 Capital lease obligations ...........................           62,738            83,127
 Deferred contract revenue ...........................          151,000           151,000
                                                           ------------      ------------
     Total liabilities ...............................        1,957,924         1,170,761

Commitments and contingencies

Stockholders' (deficit)
 Common stock, no par value, 100,000,000
  shares authorized, 9,163,717
  (March 31, 1998) and 8,764,827
  (June 30, 1998) shares issued and
  outstanding ........................................       12,034,019        10,863,469
 Common stock subscribed .............................           51,500            21,500
 Accumulated deficit .................................      (13,277,560)      (11,275,528)
                                                           ------------      ------------
     Total stockholders' (deficit) ...................       (1,192,041)         (390,559)
                                                           ------------      ------------

Total liabilities and stockholders'
 (deficit) ...........................................     $    765,883      $    780,202
                                                           ============      ============



                 See Notes to Consolidated Financial Statements

                                       F2

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                             Nine Months Ended
                                                  March 31
                                        ---------------------------
                                            1999            1998
                                        -----------      ----------
                                         (Unaudited)     (Unaudited)

Sales .............................     $   116,805      $   357,916

Cost of Sales .....................         274,183          409,222
                                        -----------      -----------

     Gross profit (loss) ..........        (157,378)         (51,306)

General and administrative expenses       1,602,591        1,258,494
Research and development ..........         183,171          168,244
                                        -----------      -----------

Loss from operations ..............      (1,943,140)      (1,478,044)

Other income (expense)
 Interest expense .................         (59,569)         (71,483)
 Loss on sale of assets ...........            (239)
 Other income (expense), net ......             677            2,454
                                        -----------      -----------


Net (loss) ........................     $(2,002,032)     $(1,547,312)
                                        ===========      ===========

Basic (Loss) per weighted average
 share of common stock ............     $     (0.22)     $     (0.28)
                                        ===========      ===========


Weighted common shares outstanding        8,976,796        5,447,590
                                        ===========      ===========

                See notes to consolidated financial statements.

                                       F3

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations



                                                    Three Months Ended
                                                         March 31
                                               ---------------------------
                                                  1999             1998
                                               -----------      ----------

                                                (Unaudited)     (Unaudited)

Sales ....................................     $    12,881      $   217,168

Cost of Sales ............................          63,435          128,229
                                               -----------      -----------

      Gross profit (loss) ................         (50,554)          88,939

General and administrative expenses ......         686,660          483,060
Research and development .................          60,863           58,389
                                               -----------      -----------

Loss from operations .....................        (798,077)        (452,510)

Other income (expense)
 Interest expense ........................         (24,066)         (24,668)
 Other income (expense), net .............             617              333
                                               -----------      -----------


Net (loss) ...............................     $  (821,526)     $  (476,845)
                                               ===========      ===========

Basic (Loss) per weighted average share of
 common stock ............................     $     (0.09)     $     (0.06)
                                               ===========      ===========


Weighted common shares outstanding .......       9,144,820        8,611,744
                                               ===========      ===========

                See notes to consolidated financial statements.

                                       F4

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                           Nine Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          1999             1998
                                                      -----------      -----------
                                                      (Unaudited)       (Unaudited)

Cash flows from operating activities
 Net (loss) .....................................     $(2,002,032)     $(1,547,312)
 Adjustments to reconcile net loss to
  net cash used in operating activities -
  Depreciation and amortization .................          42,061           41,464
  Issuance of common stock for services,
   compensation and interest ....................         189,063          724,950
  Issuance of subscribed stock for services .....          34,500         (616,322)
  Change in assets and liabilities -
   Contract receivables and work in progress ....          20,684         (105,586)
   Deposits and other ...........................             349                0
   Accounts payable .............................         187,091          (11,426)
   Accrued liabilities ..........................         191,015          116,250
                                                     ------------      -----------
        Net cash used in operating activities ...      (1,337,269)      (1,397,982)

Cash flows from investing activities
 Investments in equipment .......................          (5,145)         (13,696)
 Investments in patents .........................            --             (7,707)
                                                      -----------      -----------
        Net cash (used in) provided by investing
         activities .............................          (5,145)         (21,403)

Cash flows from financing activities
 Payments on notes payable ......................          (8,000)        (133,000)
 Proceeds from notes payable ....................         545,000           55,000
 Proceeds from sale of stock/warrant issuances ..         809,424        1,294,115
 Proceeds from exercise of options ..............          92,563             --
 Payments on capital lease obligations ..........         (52,943)         (47,966)
 Proceeds from the sale of assets, net of
  selling expenses ..............................            --            262,000
                                                     ------------      -----------
        Net cash provided by financing activities       1,386,044        1,430,149

Net increase in cash and cash equivalents .......          43,630           10,764

Cash and cash equivalents at beginning of period           19,104            9,232
                                                      -----------      -----------

Cash and cash equivalents at end of period ......     $    62,734      $    19,996
                                                      ===========      ===========


                See notes to consolidated financial statements.

                                       F5

Footnote:
 Supplemental disclosure of cash flow information Cash paid for interest was $12,603 (1999) and $9,457 (1998).

Continued from previous page.



                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


Supplemental disclosure of non-cash financing activities

     For the nine months ended March 31, 1999 - Converted $4,500 of common stock subscribed into 1,300 shares of common stock. Converted $77,170 of notes payable and interest into 12,862 shares of common stock.

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

          Issued 4,351,348 shares of restricted stock and 2,832,909 Class Z warrants at $15.00 per share in an exchange transaction.

                See notes to consolidated financial statements.

                                       F6

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity



                                                    Common Stock               Common
                                             --------------------------         Stock         Accumulated
                                              Shares          Amount         Subscribed         Deficit             Total
                                             ---------     ------------     ------------      -------------     -------------

Balances at June 30, 1998 ...........        8,764,827     $ 10,863,469     $     21,500      ($11,275,528)     ($   390,559)


Conversion of common stock
 subscriptions to common stock ......              300     $      1,500     $     (1,500)             --                --


Common stock subscriptions
 for services .......................             --               --       $     11,500              --        $     11,500

Issuance of common stock for cash ...           97,942     $    161,674             --                --        $    161,674


Issuance of common stock for services            2,315     $     10,725             --                --        $     10,725

Exercise of stock options ...........           10,000     $     82,500             --                --        $     82,500

Net (loss) for the period ended
 September 30, 1998 .................             --               --               --        ($   526,233)     ($   526,233)

Balances at September 30, 1998 ......        8,875,384     $ 11,119,868     $     31,500      ($11,801,761)     ($   650,393)



                See notes to consolidated financial statements.

                                       F8

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity


                                                     Common Stock               Common
                                               --------------------------        Stock            Accumulated
                                                 Shares         Amount         Subscribed            Deficit            Total
                                               ----------    ------------     -------------       -----------      -------------
Conversion of common stock
 subscriptions to common stock ........              500     $      1,500     $     (1,500)             --                --


Common stock subscriptions for services             --               --       $     11,500              --        $     11,500

Issuance of common stock for cash .....          127,974     $    377,750             --                --        $    377,750

Issuance of common stock for services .            3,222     $     10,725             --                --        $     10,725

Conversion of note payable and
 interest for common stock ............           12,862     $     77,170             --                --        $     77,170

Net (loss) for the period ended
  December 31, 1998 ...................             --               --               --        ($   654,273)     ($   654,273)

Balances at December 31, 1998 .........        9,019,942     $ 11,587,013     $     41,500      ($12,456,034)     ($   827,521)


                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

            Consolidated Statement of Changes in Stockholders' Equity




                                                     Common Stock               Common
                                               --------------------------        Stock            Accumulated
                                                 Shares         Amount         Subscribed            Deficit            Total
                                               ----------    ------------     -------------       -----------      -------------

Conversion of common stock
  subscriptions to common stock .....              500     $      1,500     $     (1,500)             --                --

Common stock subscriptions
  for services ......................             --               --       $     11,500              --        $     11,500

Issuance of common stock for cash ...           84,488     $    270,000             --                --        $    270,000

Issuance of common stock for services           56,287     $    165,443             --                --        $    165,443

Exercise of  stock options ..........            2,500     $     10,063             --                --        $     10,063

Net (loss) for the period ended
 March 31, 1999 .....................             --               --               --        ($   821,526)     ($   821,526)

Balances at March 31, 1999 ..........        9,163,717     $ 12,034,019     $     51,500      ($13,277,560)     ($ 1,192,041)


                See notes to consolidated financial statements.

                                      F11


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

Note 2 - Continued Operations
-----------------------------

The accompanying financial statements have been prepared on a going con-cern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of March 31, 1999, the Company has incurred accumulated losses totaling $13,277,560, resulting in an accumulated stockholders' deficit of $1,192,041. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note 3 - Cost and Estimated Earnings on Uncompleted Contracts
-------------------------------------------------------------

The Company's costs and estimated earnings on uncompleted treatment system contracts consist of the following:

                                       March 31,         June 30,
                                         1999              1998
                                      ----------       -----------
     Costs incurred on contracts      $2,044,961       $1,927,813
     Estimated (losses)                 (598,902)        (548,450)
                                      -----------      -----------
                                       1,446,059        1,379,363
     Less billings to date            (1,131,318)      (1,069,318)
                                      -----------      -----------
                                      $  314,741       $  310,045
                                      ===========      ===========

Note 4 - Capital Structure
--------------------------

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock
------------

As of May 12, 1999 the Company had 9,163,717 shares of Common Stock issued and outstanding and 14,321 shares of subscribed stock.

                                      F13

Options and Warrants
--------------------

As of May 12, 1999 the Company has outstanding options and warrants as follows:

Options outstanding under the Fiscal Year 1994 Incentive Compensation Plan and the Non Employee Director Compensation Plan:

                                         Vesting Date   Expires
                                         -----------    -------
     Director ($1.72)         10,000        Vested      8/19/02
              ($2.27)         10,000        Vested      8/19/02
              ($3.23)         10,000        Vested     11/17/03
                             -------
       Total Director         30,000


     Employee ($1.25)          3,000        Vested      6/26/99
              ($2.00)          3,250        Vested      7/22/99
              ($3.00)         25,000        Vested     12/31/02
              ($3.38)          1,000        Vested      1/28/01
              ($4.00)         13,288        Vested     12/31/01
              ($4.00)          1,440        Vested     03/03/00
              ($4.00)            834        Vested     10/31/99
              ($4.00)         17,500        Vested       8/1/00
              ($4.00)          1,560        Vested     03/03/00
              ($4.00)         20,746        Vested     12/31/02
              ($4.00)            917        Vested     03/18/00
              ($4.00)            934        6/1/99+    12/31/02
              ($4.00)            934        9/1/99+    12/31/02
              ($4.00)         26,124       4/30/00+    12/31/02
              ($4.00)         26,124       4/30/01+    12/31/02
              ($4.00)         26,124       4/30/02+    12/31/02
              ($4.13)          1,000        Vested      8/31/00
              ($4.50)          1,000        Vested     12/31/00
              ($6.00)          1,440        Vested     03/03/00
              ($6.00)         15,817        Vested     12/31/01
              ($6.00)          1,733        8/4/99+    12/31/01
              ($6.00)          1,333       8/11/99+    12/31/01
              ($6.00)         14,595      11/19/99+    12/31/02
              ($6.00)          1,400        3/4/00+    12/31/02
              ($6.00)            934       3/16/00+    12/31/02
              ($6.00)          1,317        4/1/00+    12/31/02
              ($6.00)            934        6/1/00+    12/31/02
              ($6.00)            934        9/1/00+    12/31/02
              ($6.25)          1,000        Vested      5/31/00
              ($8.00)         10,000        Vested     12/31/01
              ($8.00)          1,246      10/21/99+    12/31/01
              ($8.00)          1,200        2/3/00+    12/31/01
              ($8.00)            693      12/16/99+    12/31/01
              ($8.00)          1,733        8/4/00+    12/31/01
              ($8.00)          1,333       8/11/00+    12/31/01
              ($8.00)          7,076       9/15/99+    12/31/01
              ($8.00)         14,595      11/19/00+    12/31/00
              ($8.00)          1,400        3/4/01+    12/31/02

                                   F14

              ($8.00)            934       3/16/01+    12/31/02
              ($8.00)          1,317        4/1/01+    12/31/02
              ($8.00)            934        6/1/01+    12/31/02
              ($8.00)            934        9/1/01+    12/31/02
              ($8.00)         19,040       4/30/00+    12/31/02
              ($8.00)         19,040       4/30/01+    12/31/02
              ($8.00)         19,040       4/30/02+    12/31/02
             ($10.00)         10,000        Vested     12/31/01
             ($12.50)         10,000       9/15/99+    12/31/01
             ($15.00)         10,000       9/15/99+    12/31/01
             ($15.00)         31,001       4/30/00+    12/31/02
             ($15.00)         31,001       4/30/01+    12/31/02
             ($15.00)         31,001       4/30/02+    12/31/02
                             -------
       Total Employee        435,730

       Total Director
         and Employee        465,730
                             -------
                             -------

           +Non-vested employee options equal 306,938

      Warrants outstanding as of May 12, 1999 consist of the following:

      $3.00 warrants:
       exercisable 1/22/96 through 1/21/01:     1,003
       exercisable 8/21/96 through 8/20/01:    14,500
       exercisable 9/13/96 through 9/12/01:       827
       exercisable 3/01/99 through 12/31/02:   25,000
                                               ------
                       Total $3.00 warrants    41,330


      $4.00 warrants:
       exercisable 6/5/97 through 6/30/99:     35,000
       exercisable 11/2/98 through 12/31/02:   16,667
       exercisable 12/1/98 through 12/31/02:   16,667
       exercisable 11/1/99 through 12/31/02:   16,667+
       exercisable 12/1/99 through 12/31/02    16,667+
       exercisable 4/30/00 through 12/31/02:   26,124+
       exercisable 4/30/01 through 12/31/02:   26,124+
       exercisable 4/30/02 through 12/31/02:   26,124+
                                               ------
                       Total $4.00 warrants   180,040

                                 F15

      $5.00 warrants:
       exercisable 6/20/96 through 6/20/99:    25,000
       exercisable 8/21/96 through 8/20/01     10,000
                                               ------
                      Total $5.00 warrants     35,000

      $6.00 warrants:
       exercisable 2/1/97 through 12/31/01:    10,000
       exercisable 4/21/97 through 4/20/02:     4,172
       exercisable 6/5/97 through 6/30/00:    100,000
       exercisable 3/1/98 through 10/1/99:     50,000
       exercisable 6/9/98 through 12/31/01:     3,750
                                              -------
                      Total $6.00 warrants    167,922

      $7.00 warrants:
       exercisable 7/1/98 through 6/30/99:    750,593
                                              -------
                      Total $7.00 warrants    750,593

      $7.50 warrants:
       exercisable 7/1/98 through 12/31/00:   187,500
                                              -------
                      Total $7.50 warrants    187,500

      $8.00 warrants:
       exercisable 2/1/97 through 12/31/01:    10,000
       exercisable 11/1/00 through 12/31/02:   16,667+
       exercisable 12/1/00 through 12/31/02:   16,667+
       exercisable 4/30/00 through 12/31/02:   19,040+
       exercisable 4/30/01 through 12/31/02:   19,040+
       exercisable 4/30/02 through 12/31/02:   19,040+
                                              -------
                      Total $8.00 warrants    100,454

      $10.00 warrants:
       exercisable 2/1/97 through 12/31/01:    10,000
                                               ------
                      Total $10.00 warrants    10,000

      $12.50 warrants:
       exercisable 2/1/97 through 12/31/01:    10,000
                                              ------
                      Total $12.50 warrants    10,000

      $15.00 warrants:
       exercisable 2/1/97 through 12/31/01:    10,000
       exercisable 1/1/00 through 12/31/01: 3,800,311
       exercisable 4/30/00 through 12/31/02:   31,001+
       exercisable  4/30/01 through 12/31/02:  31,001+
       exercisable 4/30/02 through 12/31/02:   31,001+
                                            ---------
                      Total $15.00 warrants 3,903,314
                                            ---------

Total of all warrants currently outstanding 5,386,153
                                            ---------
                                            ---------


      +Non-vested employee warrants equal 295,163

Note 5 - Subsequent Events
--------------------------

On April 15, 1999 the Company revised the March 15, 1999 note with LoTayLingKyur, Inc.("LTLK"). The revised note has identical terms except that the conversion (if any) to common stock of the Company will be at $2.00 per share, and 1 Z warrant will be issued for each $1.00 of principal of the revised note. As of May 10, 1999 the principal amount of the March 15, 1999 note and the revised note was $163,00 and $583,000, respectively. (See 8-K dated March 15,1999.)

On April 21, 1999 the Company entered into a marketing and promotional services agreement with The Augustine Equity Fund Inc.

On April 30, 1999 the Company issued awards to fifteen employees under the Company's Fiscal Year 1994 Incentive Plan. The awards are as follows: 58,371 options with an exercise price of $4.00 per share, 47,121 with an exercise price of $8.00 per share, and 83,004 options with an exercise price of $15.00 per share. One-third of each class of options will vest twelve, twenty four, and thirty six months from issuance and will expire on December 31, 2002. The Company also issued warrants to the above fifteen employees to purchase legended and restricted stock as follows: 58,371 warrants with an exercise price of $4.00 per share, 47,121 warrants with an exercise price of $8.00 per share, and 83,004 warrants with an exercise price of $15.00 per share. One-third of each class will vest on April 30, 2000, one-third on April 30, 2001, and one-third on April 30, 2002. All of the warrants will expire on December 31, 2002.

On April 30, 1999 the following options and warrants were issued to the Company's Chief Financial Officer: 20,001 options with an exercise price of $4.00 per share, 9,999 options with an exercise price of $8.00 per share, and 9,999 options with an exercise price of $15.00 per share under the Fiscal Year 1994 Incentive Plan. The Company also issued 20,001 warrants with an exercise price of $4.00 per share, 9,999 warrants with an exercise price of $8.00 per share, and 9,999 warrants with an exercise price of $15.00 per share for legended and restricted common stock. The options and warrants will vest one-third (April 30, 2000), one-third (April 30, 2001), and one-third (April 30,
2002) and will expire on December 31, 2002.

On April 30, 1999 the Company issued 33,334 warrants with an exercise price of $4.00 per share and 33,334 warrants with an exercise price of $8.00 per share to two employees as part of their employment agreements. The $4.00 warrants will vest equally on November 1, 1999 and December 1, 1999 and the $8.00 warrants will vest on November 1, 2000 and December 1, 2000. All of the warrants expire on December 31, 2002.



                                   F16

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

The Company has incurred losses since inception of $13,277,560 and is currently experiencing liquidity problems. Continued losses without the infusion of additional capital raise doubt about its ability to continue as a going concern. Management plans include continuing efforts to obtain additional capital to fund operations until such time, if ever, as contract sales and the sale of BionSoil are sufficient to fund operations. No assumptions can be made that the Company will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Liquidity and Capital Resources
-------------------------------

The  Company's  current ratio as of March 31, 1999 was 0.32 : 1.0 as compared to
0.61 : 1.0 as of June 30, 1998. Cash as of March 31, 1999 increased to $62,734 as compared to $19,104 as of June 30, 1998.

During the nine months ended March 31, 1999, the Company borrowed $252,000 from four shareholders at 1% interest per month.

As of March 31, 1999 the Company has drawn $240,000 against the October 26, 1996 line-of-credit with a shareholder. (See 8-K dated December 1, 1996.)

During the nine months ended March 31, 1999 the Company made awards to five employees under the 1994 Incentive Stock Plan. The Company granted 30,000 options at an exercise price of $3.25 per share (exercisable from 11/2/98 - 12/31/98). None of the options were exercised and all have expired.

During the nine months ended March 31, 1999 the Company issued awards to all current employees (excluding the Company's officers, directors, and management personnel) under the Company's Fiscal Year 1994 Incentive Plan totalling 22,591 options with an exercise price of $4.00 per share, 22,591 options with an exercise price of $6.00 per share, and 22,591 options with an exercise price of $8.00 per share; all of the options will expire on December 31, 2002. The options will vest as follows: for employees with less than one year of service, the first third vested on their one year employment anniversary date, the second third shall vest on the second anniversary date, and the last third will vest on their third anniversary date. For employees with more than one year of service, the first third shall vest on November 19, 1998, and the second and last third shall vest twelve and twenty-four months thereafter respectively.

During the nine month period ended March 31, 1999, the Company issued 16,667 warrants to an employee with an exercise price of $4.00 per share commencing
November 2, 1998 and expiring December 31, 2002. The Company issued an additional 16,667 warrants to another employee with an exercise price of $4.00 per share commencing December 1, 1998 and expiring December 31, 2002. The above warrants were issued to the two employees as compensation per their employment agreements.

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

On January 13, 1999 the Company borrowed $180,000 from a non-related party. The short term note will accrue interest at two percentage points above the annual rate publicly announced or published from time to time by Norwest Bank N.A., in Denver, Colorado as its prime rate. Principal and interest are due on or before January 12, 2000.

Effective January 25, 1999 the Company made bonus awards to three employees under the 1994 Incentive Stock Plan. The Company granted 2,500 options at an exercise price of $4.00 per share, 2,500 options at an exercise price of $4.125 per share, and 2,500 options at an exercise price of $4.25 per share (exercisable from 1/25/99 - 12/31/99).

During the nine months ended March 31, 1999, the Company authorized the issuance of 25,000 options under the 1994 Incentive Stock Plan and 25,000 warrants at an exercise price of $3.00 per share (exercisable from 3/1/99 - 12/31/02) to M. Duane Stutzman, the Company's Chief Financial Officer.

Effective March 15, 1999 the Company entered into a note ("the Note") with LoTayLingKyur, Inc. ("LTLK") whereby LTLK (a shareholder) will from time to time provide cash to the Company. The Note will accrue interest at 1% per month with both principal and interest due in full on December 31, 1999. The Note is convertible, in whole or in part, into shares of common stock at $2.50 per share at any time prior to payment of the principal and interest. As additional consideration for making the Note, the Company will issue (1) Z warrant (to purchase one share of the Company's common stock at a price of $15.00 per share for a 24 month period commencing January 1, 2000) for each $1.25 of principal amount of the Note (no Z warrants will be issued for interest accumulated on the principal amount of this Note. As of March 31, 1999, $130,000 of principal was outstanding on the Note. (See 8-K dated March 15, 1999.)

For the nine months ended March 31, 1999 the Company issued 310,404 shares of common stock for cash ($809,424), 12,862 shares of common stock as payment of a note and interest ($77,170), 61,824 shares of common stock for services ($186,893), and converted 1,300 shares of subscribed stock to 1,300 shares of common stock valued at $4,500. All of the above is legended and restricted common stock. The Company also issued 12,500 shares of free trading common stock for the exercise of options ($92,563). The Company has increased subscribed stock by $30,000 for legended and restricted common stock awarded but not issued to certain employees as additional compensation.

Results of Operations
---------------------

Comparison of the Nine Months Ended March 31, 1999 with Nine Months Ended March 31, 1998

Revenue in the nine months ended March 31, 1999 was $116,805 compared to $357,916 for the corresponding nine month period in 1998, a decrease of $241,111. Contract costs were lower ($135,039) during the same nine month period. Reduced sales and contract costs were were mainly due to the significant negative impact that lower hog prices have had on the Company's system sales effort. The Company believes this impact will be temporary.

General and administrative expenses increased by $344,097 over the same period in the prior year due to higher consulting expenses ($256,000) and investor relations expenses ($47,000). In the nine months ended March 31,1998 the Company cancelled a consulting agreement that resulted in a credit of $231,000. The effect of that credit results in most of the consulting fee increase between the two periods.

The Company recorded $59,569 in interest expense on its notes to shareholders and capital equipment leases and $183,171 in research and development costs. As a result of the above, the Company recorded a net loss of $2,002,032 in the nine month period ended March 31, 1999, compared to a net loss of $1,547,312 for the nine month period ended March 31, 1998.

The Company will need to increase sales significantly to obtain profitability.

Comparison of the Three Months Ended March 31, 1999 with Three Months Ended March 31, 1998

Revenue in the three months ended March 31, 1999 was $12,881 compared to $217,168 for the corresponding three month period in 1998, a decrease of $204,287. Contract costs were lower in the 1999 three month period by $64,794 due to decreased expenses associated with BionSoil processing and the reduced work related to system design and construction overview. The reduced revenue and system design and construction overview contact costs are attributable mainly to the lower hog prices which the Company believes are temporary. The above resulted in a gross loss for the period ended March 31, 1999 of $50,554 as compared to a gross profit of $88,939 for the same three month period in 1998.

General and administrative expenses increased by $203,600 due to an increase in compensation expenses ($218,000).

The Company recorded $24,066 in interest expense on its notes payable and $60,863 in research and development costs. As a result of the above, the Company recorded a net loss of $821,526 in the three month period ended March 31, 1999, compared to a net loss of $476,845 for the three month period ended March 31, 1998.

The Company will need to increase sales significantly to obtain profitability.

Year 2000 Issue
--------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------

The discussion below contains forward-looking statements (denoted with asterisk (*) at the end of each such statement) made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933 and should be read in conjunction with the Company's consolidated financial statements and the Notes thereto. The endnotes set forth below (denoted in [] and referenced at pages 23 to 29) are an integral part of this discussion and should be carefully reviewed to properly understand this section. This discussion is qualified in its entirety by the risk factors discussed herein.

(a)   Plan of Operation
      -----------------

      General Discussion of Current and Proposed Operations
      -----------------------------------------------------

The unaudited financial statements contained in this Form 10-QSB show that over $12,000,000 equity has been invested in the Company through the close of the fiscal quarter ended March 31, 1999. As of that date, the Company had a negative net worth of $1,192,041, cumulative losses of $13,277,560, limited current revenues, and substantial current operating losses. Continued losses without additional outside funding raise doubt about the Company's ability to continue as a going concern. Management plans to continue raising additional capital to fund operations until, if ever, Bion NMS sales and sales of BionSoil and BionSoil products are sufficient to fund operations.

However,  management believes that the additional  information presented in this section is necessary to give the reader a better understanding of the Company's development and its goals for the future.


      Business Development
      --------------------

The Company provides services, systems, and products that solve the environmental problems caused by waste and wastewater, and in appropriate situations, recycle treated wastes into high value horticultural products that produce superior plant growth performance. The Company's prototype Bion systems and initial system sales were for both BionSoil and non-BionSoil producing treatment applications. The Company's primary focus was placed originally on research and technology development of "first-of-a-kind" wastewater treatment systems. This focus existed from September 20, 1989 (when Bion Technologies, Inc. was incorporated) to June 30, 1993. In 1993, the Company shifted this original emphasis to BionSoil producing systems (Bion NMS).

The Company's focus has been twofold following its redirection. First, primary focus is on the development and application of the Bion NMS for large animal raising facilities, specifically large dairy and swine facilities. Bion NMS activities generally involve sales, design, installation, operation, and material harvesting. Second, the Company is placing an increasing amount of attention on BionSoil development, production, and sales as the number of systems in operation increases. BionSoil development efforts include testing, processing, blending, packaging, marketing, distribution, and sales. In addition to this two-fold focus, the Company anticipates emphasizing food processing, municipal, and industrial wastewater treatment in the future.*

      The BionAnimal
      --------------

The Company's method for tracking the sale and operation of Bion NMS systems as well as the production of BionSoil is based on a Company defined standard unit, the BionAnimal, which relates BionSoil production to confined animal weight. The Company estimates that each BionAnimal will yield approximately one cubic yard of processed BionSoil per year.* The product is produced when all manure and urine produced by one BionAnimal is processed in a Bion NMS, collected as BionSolids, [1] and subsequently converted into BionSoil.*

The following table identifies BionAnimal equivalents for various types of animals in full-confinement installations.[2]

                Table 1
   Animal                 Approximate Equivalent BionAnimals
   ------                 ----------------------------------
One dairy cow                  10.00
One steer                       4.50
One sow                         1.35
One market hog                  0.90     (1.1 = 1)
One nursery pig                 0.225    (4.4 = 1)
One layer chicken               0.02      (50 = 1)

The Company experienced strong growth in fiscal year 1998 signing contracts covering approximately 650,000 BionAnimals (see the Company's June 30,1998 10-QSB). This growth exceeded the Company's internal goals by more that 100 percent. The Company has added an additional 325,000 BionAnimals during the first three quarters of fiscal year 1999, approximately 40 percent of the Company's initial internal goal for the year (see the following section for design, construction, and operation status of these contracts).

      The Hog Market Impact
      ---------------------

The Company's system sales growth experienced a significant negative impact as a result of the extended deep depression in hog prices, which impact began toward the end of the second quarter of fiscal year 1999. The decline in hog prices started in 1998. Prices reached a low of $9.00 per hundred weight in December, 1998, down from $43.00 per hundred weight in December 1997. These depressed prices are below the break-even point for hog growers. The price drop and resulting hog industry losses have caused hog producers to reduce general expenditures and curtail their expansion plans. This industry change has had a significant negative impact on the Company's plans to sign additional contracts within the hog industry and has caused some growers to put many of the Company's existing system contracts on temporary hold.

Additionally, the Company has experienced an adverse impact in selected regions due to changes in regulatory positions. Colorado voters passed an amendment in November 1998 (Amendment 14) that places significant constraints on large hog farms in the state. The subsequent rule making process (which is the subject of threatened litigation by some hog growers) completely stopped the Company's progress on its contract for systems for 350,000 hogs on farms in Eastern Colorado. It will not be possible for work to resume on this contract, nor for the Company to acquire additional contracts in Colorado, until this situation is resolved.* The Company faces a similar slow down of new contract activity in North Carolina as the result of a moratorium on Construction of new or expanded hog farms (retrofits of waste handling systems on existing farms are proceeding) which may be extended. The subsequent impact on the Company's business is not yet clear.

Hog prices, however, have recovered slowly and have trended upward to approximately $37.00 by early April. Management believes that over the next several quarters this strengthening in hog prices will continue and will result in more contracts being signed and work resuming (or commencing) on existing contracts that have been slowed or put on hold.*

The delayed sales expansion in connection with the fall in hog prices contributed to a significantly slower growth pace during the second and third quarters of fiscal year 1999. Management believes that this will continue to impact the Company's growth for subsequent quarters until hog prices have reached more normal levels.*

The Company initiated a program to hire two vice president level executives in the quarter ended June 30, 1998: (1) a Vice President, System Sales and Marketing, and (2) a Vice President, BionSoil. Hiring these executives took longer than anticipated. As a result, the Vice President of System Sales and Marketing joined the Company in November and the Vice President of BionSoil joined the Company in December. This delay, combined with the impact of low hog prices, contributed to the significant slowdown in the Company's growth.

The Company believes that the impact of low hog prices and delayed sales expansion, however, will be short term.* The Company has increased its focus on expanding its presence in the dairy farm system markets to counter the reduction in hog system sales. To support this shift, as well as to gain access to the large western United States market, the Company has recently added a Western Regional Sales Director and a North Western District Sales Manager to its
operations. This recent expansion in conjunction with increasing hog prices should assist the Company in accelerating its system sales pace to meet its sales projections.* Management, however, has also reevaluated the goals established in the Company's Form 10-KSB, dated June 30, 1998 and Form 10-QSB dated December 31, 1998 and made the necessary changes to reflect these events. (See Management's Goals below.)


      Bion NMS
      --------

Through March 31, 1999, the Company has the following Bion NMS waste and wastewater treatment systems in various stages of operations, construction, and design:

     |X| 3 Food Processing  wastewater  treatment systems;
     |X| 1 Storm Water Run-off system;
     |X| 13 Dairy Bion NMS; and
     |X| 64 Swine Bion NMS [3]

The animal Bion NMS systems are designed to contain approximately 1.1 million BionAnimals when in full operation.

      Bion NMS Markets
      ----------------

There are over 107 million  cattle and calves,  61 million hogs and in excess of
1.6 billion fowl on farms in the United States according to the 1997 U.S. Department of Agriculture Census (the most recent census numbers available from the United States Department of Agriculture). These animals if converted based on the Company defined BionAnimal unit, yield approximately 560 million BionAnimals. However, economics related to installation and operation of Bion NMS systems require a minimum farm size for Bion NMS application; therefore, not all of these animals are candidates for Bion NMS systems. Management believes that the total number of BionAnimals on larger farms that meet the appropriate criteria is approximately 210 million.[4] Based on this review, these animals are believed by the Company to be the potential candidates for system installation in the United States.

The trend to consolidate livestock operations into larger more efficient farm units is accelerating. The number of large farms is, therefore, increasing.[5] Based on the 1997 Agricultural census data, there were 210 million BionAnimals on larger farms in the U.S compared to 140 million in 1992. The increase is most evident in dairy and hog farms. The number of cows on dairies with over 1,000 cows increased from 937,000 to 1,600,000 between 1992 and 1997 and the number of hogs on farms with over 5,000 hogs rose from 9,764,000 to 24,578,000 in the same period. This trend is anticipated to continue over the next several years as growers realize the economies of scale in facility and production costs.*

      Bion NMS Economics
      ------------------

The Company  expects to receive two distinct  revenue streams from the Bion NMS:
1) fees for system design, permitting, start-up and initial operation (and, for certain systems, periodic management or technology fees); and, 2) revenue from the sale of BionSoil and BionSoil-based products produced from the systems.* BionSoil sales will commence approximately nine to fifteen months after the initial start-up of BionSoil production systems installed on large dairy, swine, poultry farms or feedlots.* Further, initial system start-up typically occurs six to twelve months after a system contract is signed. Therefore, BionSoil revenues will typically commence up to 24 months after a system contract is signed (see endnote 17, below).* Revenues from the sale of BionSoil have been minimal to date; however, the first significant commercial sales are projected for spring of 1999.*

The Company may receive multiple design, permit and construction fees for Bion NMS installations.* These fees are paid to the Company by clients in return for services rendered and the licensing of a particular site to use the Bion NMS technology. Fees may also be paid to the Company on a regular ongoing basis for system oversight as well as regulatory and biological testing.* These fees are above and beyond any revenue the Company may receive from the sale of BionSoil. In some cases one or more of these categories of fees may be waived or excluded in formal negotiated contract terms for a variety of reasons, including without limitation, signing the first system contract in a new geographic region, signing the first system contract for a new application of the technology, or offsetting some or all of the fees against reduced or eliminated BionSolids royalties.

The Company has lost money on system design, permitting support, construction oversight, and initial system operation to date. However, through installing these systems at a loss, the Company has been able to establish a number of Bion NMS systems to use for test sites, demonstrations, and to refine the technology. The Company is working to establish pricing for its contracts that management believes will, independent of BionSoil revenues, be sufficient to cover direct expenses (such as system design, permitting support, construction oversight and initial system operation) related to these system installations.* However, there is no assurance that this goal will be achieved or that the Company will be successful in selling its systems at a price level sufficient for the Company to generate a profit.


      BionSoil
      --------

Management anticipates that BionSoil, Inc. will purchase the harvested BionSolids from Bion Technologies, Inc. as Bion NMS systems are brought on-line and BionSolids are harvested.[6]* These BionSolids will then be processed into BionSoil products for sale to customers.* Some farms may be paid fees as royalty for the BionSolids harvested from their sites.* These payments potentially represent an important part of the strategy developed by the Company for the successful marketing of Bion NMS systems.* Most large animal raising facilities have substantial operating costs associated with the disposal of manure and waste products, which are generated in large quantities at these facilities. Many of these costs may be substantially reduced or eliminated with the construction and operation of a Bion NMS and the farm may, in some cases, also receive cash payments from the sale of the BionSolids by the Company.*

       BionSoil Markets
       ----------------

Management's review of the potential market for BionSoil and BionSoil products has included research by the Battelle Institute in a study conducted for the Solid Waste Composting Council, as well as initial market sector analysis.* Battelle calculated that the demand for compost and compost-like products in selected areas of the U.S. alone is projected to be in excess of one billion cubic yards per year.[7]* This includes products ranging from manure to composted organic wastes to manufactured potting soils and soil enhancers in selected areas of the U.S. alone.* This demand is categorized in nine different application segments:

     |X|   landscapers,
     |X|   delivered topsoil,
     |X|   bagged retail,
     |X|   nurseries,
     |X|   landfill final cover,
     |X|   surface mine reclamation,
     |X|   sod production,
     |X|   silvaculture, and
     |X|   agriculture.

The Company will target these segments in addition to:

     |X|   state and  municipal  park and  transportation  departments,
     |X|   public and private golf courses,
     |X|   athletic fields,
     |X|   home gardeners,
     |X|   reforestation projects for timber and mining  companies,
     |X|   the U.S. Park  Service,  and
     |X|   others.

The Company is currently in the process of analyzing initial target markets within these segments, including container and field nursery products, landscape applications, greenhouse propagation, and others.[8]

During the spring and summer of 1998, the Company conducted a limited market test of BionSoil products through retail and commercial outlets in western New York (see the Company's Form 8-K dated July 1, 1998). The material for this test was New York produced dairy BionSoil processed and blended with sphagnum peat moss at the Company's Hermitage, New York facility. The blended product was subsequently sold in bulk quantities or bagged in both 20 pound and 40 pound bags and sold. The bagged blended product was sold to a limited number of small retail garden shops and nurseries at wholesale prices, to the Company, of $1.97 and $2.97 for 20 and 40 pound bags, respectively. This pricing resulted in prices per cubic yard of $80.00 and $108.00, respectively. Bulk product was sold through similar distribution outlets for prices from $15.00 to $27.95 per cubic yard. The test market program was conducted with no advertising budget, only limited point-of-sales materials, and with no participation of any large chain retail outlets. The average price per cubic yard for all blended product sold in this limited test market program, bagged and bulk combined, was $39.37 per cubic yard. Therefore, the average price received by the Company for the BionSoil, before mixing with sphagnum peat moss, was $57.08 per cubic yard. Management believes that this test market program provides the Company's first confirmation of the market viability of BionSoil products. Management further believes that, when product sales efforts are supported with a strong marketing/advertising program, average sales prices will increase above $40.00 per cubic yard for the blended BionSoil product.* The Company is continuing a market test program for the spring season of 1999 in western New York.

A significant portion of the material harvested from many systems in the last year was devoted to both university and private studies intended to determine physical characteristics, blends, and growth results achievable by using BionSoil in many different applications.[9] The Company is continuing and aggressively expanding these test programs during the current fiscal year.*

      BionSoil Economics
      ------------------

The Company believes that BionSoil will sell at no less than an average of $20 per cubic yard when sold in bulk, and will sell for considerably higher prices when processed and bagged.* This belief is based on results of the Company's recent market test, a review of prices for soils and soil-enhancing products in various markets, and target market segment strategies being developed.* [All prices quoted within this Form 10-QSB are wholesale only and may not be representative of actual retail prices.]

Additionally, the Company has estimated costs for the various levels of processing required to sell BionSoil products based on actual costs experienced in BionSoil harvesting and processing to date, anticipated improvements in processing technologies and efficiencies, and lower per unit costs as volumes increase.* The potential gross margin[10] from BionSoil sales has been calculated for a series of potential price points[11] from the contract terms and estimated costs of production and sales and the implied processing levels required to achieve the products to be sold at these price points.[12]* Table 2 below presents this information for five selected possible price points.* This table reflects estimates based on the Company's limited experience to date with the harvesting and processing of BionSoil and BionSoil products. (See endnotes 11 and 12, below).*



                           Table 2*
Potential BionSoil    Estimated Related   Calculated
Wholesale Price       BionSoil Expenses   Gross Margin
Per Cubic Yard*       Per Cubic Yard*     Per Cubic Yard*
-----------------     -----------------   ---------------

   $ 20*                $ 13*             $  7*
   $ 40*                $ 22*             $ 18*
   $ 60*                $ 32*             $ 28*
   $ 80*                $ 41*             $ 39*
   $100*                $ 53*             $ 47*

The calculated gross margin per cubic yard as presented in Table 2 above is equivalent to the annual gross margin contribution of each BionAnimal in a system that is fully on-line and producing BionSoil (see the definition of BionAnimal above where one BionAnimal produces one cubic yard of BionSoil per year).

If the Company is successful in bringing targeted systems on-line and producing BionSoil within the 24 month start-up time frame (which cannot be assured and is subject to numerous and substantial risks); and, if the Company is successful in realizing the various potential price levels and expense levels in columns 1 and 2 of Table 2 (which also cannot be assured and is subject to numerous and substantial risks as explained above and below) then column three, calculated gross margin per cubic yard, is also the calculated annual gross margin contribution of each BionAnimal producing BionSoil. These calculated gross margins, which are equivalent to gross margins per BionAnimal, are anticipated to repeat each year thereafter for as long as the installations remain in operation (current system contracts are set for 15 years with renewal option).* If the net present value (discounted at 8%) of these gross margins is calculated for the normal 15-year period of a contract, assuming no BionSoil revenues for the first two years, the net present value of the gross margin from each BionAnimal under contract would be as shown in Table 3 for each potential price point in Table 2.[13]*

                              Table 3*
           Gross Margin Net Present Value Per BionAnimal*
           ---------------------------------------------

             Calculated Annual       15 Year Net Present
             Gross Margin Per        Value Per BionAnimal
             BionAnimal*             Annual Gross Margins*
             ------------------      ---------------------
               $  7*                      $ 47*
               $ 18*                      $122*
               $ 28*                      $190*
               $ 39*                      $264*
               $ 47*                      $318*

This NPV analysis is useful because it provides an indication of the value management believes should be applied to the number of BionAnimals contained in each contract for a Bion NMS system.


      Geographic Expansion
      --------------------

The activities of the Company to design, permit, oversee the installation of, and operate its Bion NMS systems in the various geographic areas where the Company is conducting its business to date have established its credibility with federal, state, and local regulators, as well as environmental and agricultural professionals. This credibility will assist the Company in its efforts to gain significant market penetration into new geographic areas.* The Company's geographic expansion has been limited by financial and personnel constraints (which continue to exist). Major geographic expansion is now possible given the heightened awareness surrounding the major manure treatment and disposal problems facing the animal raising industry[14] and the current proliferation of state and national legislation being considered.* Management believes that geographic expansion is essential to the Company's ability to achieve successful operations in the future.*

The Company has recently expanded its sales operations into California, Oregon, Washington, Idaho, and Arizona. California was selected as the appropriate location for the next expansion office because it has the largest concentration of dairy cows on large farms in the United States and is having problems with nutrients leaching into groundwater and storm water runoff, as well as land application and stockpiling of the manure generated on these farms.* The Company views the next 12-18 months as a critical time period to become established in California and has taken the initial steps to implement a sales and marketing plan in that state.* The Company is currently evaluating expansion opportunities in many other areas throughout the United States.

The staffing, servicing, and marketing costs associated with expansion into new geographic regions is believed by the Company to be not less than $500,000 per region, and may exceed $1,500,000.* These costs include initial sales calls, system design, regulatory approvals, system installation, and operation through the cash-flow break-even point (the Company has not yet achieved cash-flow break-even in any of its regional operations).* An example of the accumulation of these expenses can be understood by reference to the development and installation of the Company's initial hog farm Bion NMS system in North Carolina. [15]

The Company has not capitalized any of these expenditures on the balance sheet; all have been recorded as expense items on the income statement. The Company believes, however, that the money invested in these efforts has created what might be called "good will," "marketing," and/or "regulatory" value. This belief is based on experience to date in the regions where system sales and installation activity have been focused. Management believes that achieving a greater rate of geographic expansion will require expenditures greater than those expensed for previous expansion.* Similar cash resources and amounts will be expensed and not capitalized as the Company continues its expansion into new areas in the future.*


      Technology Expansion
      --------------------

The Company has seven issued patents[16] that provide broad coverage of the fundamental technology that underlies the Company's systems and processes. The Company is conducting a review of its existing patent position and anticipates that additional patent filings may occur based on this review or as further applications of the technology are developed. The Company currently anticipates technology expansion into the cattle feedlot and poultry raising businesses.* The technology will need to be adapted to treat waste that has different characteristics and farming operations that have different waste collection techniques.*

Other factors that may motivate the expansion of technology include, but are not limited to, current and/or new local, state, and federal regulations; proximity of potential systems to current online systems or systems under contract; and the market size of poultry, cattle feedlot, and other similar operations.

Just as there are additional expenses associated with geographic expansion, there are also additional expenses associated with the adaptation of existing technology for use in regions where climate, soil, and regulatory conditions are different from those experienced in other already established installations. The majority of such expenses (which are investments in the Company's future) will not show as balance sheet assets despite the fact that long term technological value is being created.

The Company estimates that a large portion of the net loss through fiscal year 1995 (then shown on the financial statements as approximately $4.0 million) was actually expended on system development and the enhancement of the technology and construction of prototype systems that are the basis of the Company's planned future expansion. The Company has expensed all of these costs.


      Management's Goals
      ------------------

           BionAnimal Goals
           ----------------

In July 1997, Company management established the primary long range goal to achieve a target level of 2,000,000 BionAnimals under contract by June 30, 2000.* To support this goal, the Company set an initial goal of 300,000 BionAnimals under contract by the end of its fiscal year ending June 30, 1998, which would result in the Company having contracts for a total of approximately 390,000 BionAnimals by June 30, 1998 (see the Company's Form 10-KSB for the fiscal year ended June 30, 1997 for a discussion of these goals).*

The Company significantly exceeded this goal. The Company signed contracts for systems designed to contain approximately 650,000 BionAnimals as compared to its goal of adding contracts for approximately 300,000 BionAnimals. As a result, the Company exceeded its target for the fiscal year ended June 30, 1998 by over 100%. When all the systems under contract, as of June 30, 1998, are complete and in full operation, they are anticipated to produce approximately 750,000 cubic yards of BionSoil per year (see the Company's Form 10-KSB for the fiscal year ended June 30, 1998).* Normally the Company anticipates this soil production will start within two years of contract signing.* However, due to the slowing of construction expenditures brought on by the depressed hog market, many of these systems will not be on line within two years and therefore BionSoil production will be significantly delayed. (See the discussion following table 4 and endnote 3, below).*

In July 1998, based on a review of this performance, and the assumptions detailed below, management set the following revised performance targets for the number of BionAnimals under contract in each of the next four fiscal years.* The targets also include quantities of BionSoil available for sale, following the up to 24 month lag for system design, permitting, construction and start-up.[17]*

                                    Table 4*
                           Management July 1998 Goals*
                           ---------------------------
                         BionAnimal/Contracts and BionSoil*
                        ----------------------------------
                             (all numbers in thousands)*

                             Fiscal Years Ended June 30*
                             ---------------------------
                       1999*       2000*      2001*       2002*
                      ------      -------    -------     -------
Number of BionAnimals
added during fiscal
year*                    800*       950*      1,200*      1,400*
Cumulative number of
BionAnimals under
Contract*              1,550*      2,500*     3,700*      5,100*
BionSoil available
for sale (cubic yards)*   30*        300*     1,600*      2,600*

These goals could only be realized by the Company if many factors and assumptions including but not limited to the following were met:*

a) that the Company will be able to secure sufficient additional funding, most of which will be raised through capital investments (of which there can be no guarantee);*
b) that the Company will be able to hire sufficient management personnel, i.e. sales, engineering and operations, in order to promote the growth of the Company and to properly manage that growth;*
c) that continuing regulatory pressures on the agricultural industries will lead them to install the Bion NMS or similar technology in order to solve the environmental problems;*
d) that legislative and regulatory powers will not pass and enforce non-science based laws that would render the Bion NMS obsolete or illegal;*
e) that the Company will be able to expand the application of its technology and accomplish the geographic expansion into new regions;*
f) that the pricing and features of the Bion NMS and the services provided by the Company can be accomplished within the constraints of the Company's economic model;*
g) that the trend continues towards market consolidation in the agricultural community, whereby the total number of farms decreases, however, the number of animals produced increases;* and
h) that the Company is successful in developing, marketing and selling the BionSoil and BionSoil products produced by the Bion NMS.*

None of these factors and assumptions can be guaranteed. (See management's discussion in the Company's Form 10-KSB for the fiscal year ended June 30, 1998 and Forms 10-QSB for the fiscal quarters ended September 30 and December 31, 1998.)

Additionally, as discussed above, prices in the hog market have been in a major depression over the last twelve months. This depression has not only generally halted expansion in the hog industry, but has also forced some growers to reduce or eliminate their herds and others to put all expansion or retrofits of manure handling systems on hold. This price depression coupled with voter and legislative actions in Colorado and North Carolina (see "The Hog Market Impact" section, above) along with the Company's delay in hiring key management positions has slowed the aggressive growth rate that the Company had forecasted in its Form 10-KSB dated June 30, 1998 and Form 10-QSB dated September 30, 1998. The short-term impact of these two issues has caused management to reevaluate forecasts for the remainder of fiscal year 1999 through fiscal year 2002. (See the Company's 10-QSB for fiscal quarter ending December 31, 1998).Based on the Company's experience in the fiscal quarter ended March 31, 1999, the continued uncertainty over the final outcome of various legislative actions and continued low hog prices, the Company has further adjusted its short term goals. As a result, the following revised table of management targets has been developed. Note that the number of BionAnimals added in fiscal year 1999 and fiscal year 2000 have been reduced. Management believes, however, that the total number of BionAnimals added by June 30, 2002 will equal or exceed the total predicted previously.*

                                     Table 4A*
                                   Revised Goals*
                                   -------------
                          BionAnimal/Contracts and BionSoil*
                          ---------------------------------
                             (all numbers in thousands)*
                             Fiscal Years Ended June 30*
                             ---------------------------
                       1999*       2000*      2001*       2002*
                      ------      -------    -------     -------
Number of BionAnimals
added during fiscal
year*                    500*       800*      1,250*      1,800*
Cumulative number of
BionAnimals under
Contract*              1,250*      2,050*     3,300*      5,100*
BionSoil available for
 sale (cubic yards)[18]*  11*        130*     1,200*      2,100*


These revised goals will only be realized if all of the factors and assumptions listed following Table 4, above, are met.* Additionally, meeting the short term targets will require that the upward trend now in evidence in hog prices continues until growers are once more able to realize a profit and resume expansion and facility upgrades.*

The percent of total market penetration which these targets represent is very modest. The Company's systems sales program has achieved (through March 31, 1999) approximately a 0.52% market penetration.* The revised cumulative number of BionAnimals under contract targets for fiscal years 1999, 2000, 2001 and 2002 if achieved, would represent approximately a 0.6%, 1.0%, 1.6% and 2.4% market penetration, respectively.* Management believes that its goals resulting in these market penetrations are realistic goals if the assumptions set forth above are accurate.* No assurance can be given however, that these goals will be achieved.

      Financial Goals
      ---------------

Based on these goals for BionAnimal addition and BionSoil production, management has established the following revised financial performance targets for the
Company for fiscal years 1999 through 2002 subject to the risks and uncertainties included in this General Discussion of Current and Proposed Operations section of the Company's Form 10-QSB and the endnotes thereto.* Please carefully review the risks and uncertainties presented above and below and in the endnotes in conjunction with the Company goals summarized in this Table 5.[19] (See also endnotes 20, 21, and 22, below).

                                       Table 5*
                                  Performance Goals*
                    (Based on BionAnimals under contract and BionSoil
                    available for Sale as described in Table 4A above)*
                                (all numbers in thousands)*
                               Fiscal Years (ended June 30)*

                         1999*      2000*      2001*      2002*
                         -----      -----      -----     -------

Number of BionAnimals
added during fiscal
year*                    500*        800*     1,250*      1,800*

Cumulative number of
BionAnimals under
contract*              1,250*      2,050*     3,300*      5,100*

BionSoil available
for sale*                 11*        130*     1,200*      2,100*

Gross Revenue[20]*      $400*     $7,570*   $52,423*    $98,096*

Gross Margin[21]*        $11*     $3,210*   $22,278*    $44,441*

Pre-Tax Earnings[22]*$(3,000)*      $300*   $17,178*    $35,991*

(These revised goals were established and originally presented in the Company's Form 10-QSB for fiscal quarter ending December 31, 1998.)

The targets presented in Table 5 above reflect the revised information presented in Table 4A. As a result, revenues, margins and earnings projected are lower than those shown in Table 5 as presented in the Company's Form 10-KSB dated June 30, 1998 and the revised information shown in the Company's Form 10-QSB for the quarter ended December 31, 1998. As discussed above and in the endnotes, this fiscal year 1999 reduction is based on the impact the Company is experiencing from the continuing low hog prices and the continued uncertainty over the final outcome of various legislative actions.

The goals presented in Table 5, above, for fiscal year 2002 show 5,100,000 BionAnimals under contract but only 2,100,000 cubic yards of BionSoil being sold during fiscal year 2002.* This is due to the up to 24 month delay between contract signing and BionSoil availability.* The Company's goal, however, is that the backlog of 3,000,000 additional cubic yards of BionSoil will be available in subsequent years for sale and is anticipated to increase the goal for gross revenue to approximately $220,000,000 and pre-tax earnings to approximately $74,000,000 in those later years, even if there are no additional Bion NMS system sales thereafter.*

While these goals are very aggressive, they are consistent with the Company's progress in fiscal year 1998 (the addition of approximately 650,000 BionAnimals under contract) and progress in the first quarter of fiscal 1999 (contracts for 325,000 BionAnimals signed since July 1, 1998).* Throughout the fiscal year 1998 and the first quarter of the 1999 fiscal year, the Company has proven to be aggressive in setting and attaining such goals and targets.* In response to the depressed hog markets, regulatory uncertainty in certain states and delay in the hiring of key management positions, the Company is reasserting its efforts in order to meet or exceed its new goals and targets.* The Company is expanding its efforts into new geographical and technical areas as a result, which will bring beneficial results in the long term.*

The Company has hired both a Vice President of system sales and marketing and a Vice President, BionSoil, both key management positions necessary to help the Company achieve these goals. The Company has also recruited and filled other key management, technical and sales positions. Additionally, the Company is pursuing geographical and technical expansion, strategic alliances in both the agricultural and financial communities, and expansion of its client base.*

The potential return based on the Company's growth goals is apparent if the Company is successful in achieving its targets even though the Company is extremely small at present, has not yet developed substantial market penetration, needs to raise additional capital, and has (and is continuing to accrue) losses to date.*

              #   #   #   #   #   #   #   #   #   #   #

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

The Company's ability to successfully confront even the currently identified challenges which lie ahead in meeting its stated goals is far from certain as it has never operated at a profit and has a negative net worth at the present time. The Company may, and likely will, face additional challenges, which have not as yet even been identified. If the Company is not able to obtain sufficient outside funding to accomplish its goals within the time periods indicated, the goals would not be met. If the Company is not able to successfully overcome the other stated obstacles in the process of making future sales within the time periods indicated, the goals would not be met. The Company's operations are not currently profitable; therefore, readers are further cautioned that the Company's continued existence is uncertain if the Company is not successful in obtaining outside funding in an amount sufficient for it to meet its operating expenses even at its current level.

Notes to Management's Discussion and Analysis or Plan of Operations

1 BionSolids are the solid materials that are produced as a result of the bio-conversion of manure and urine by the Bion Nutrient Management System (NMS). BionSolids contain a high proportion of beneficial living organisms (in contrast to traditional composted manure products), only trace amounts of heavy metals, and no human waste.

2 The quantities referred to in Table 1 represent the Company's estimate, based on data from the American Society of Agricultural Engineers (ASAE D384.1 - 1989) regarding animal waste production where all wastes are captured, of the quantity of BionSolids that is produced per animal in one year. These estimates are approximations based on the experience to date of the Company and are subject to change. The ratio of animal species to BionAnimal is based on the amount of BionSolids required (mixed and blended with other organic material) in order to produce a growth medium with comparable characteristics that yields one cubic yard of BionSoil, which is different for each category of animal.

3 Five of these 64 systems are presently in operations. The remaining 56 are in various stages of design, permitting, and construction. Two major factors have contributed to the delays in bringing new hog systems on line: (1) the decrease in hog prices and (2) state regulatory developments with water and air quality issues surrounding hog farms. Despite these factors and resulting delays, all parties have indicated to the Company that they intend to build and use these systems.

4 All numbers of animals are taken from the 1997 Census of Agriculture published by the United States Department of Agriculture. The numbers used are for the animal populations of farms above a specific size as follows:

     *     Dairy cows: farms with 200 or more cows
     *     Beef cattle (steers): farms with 200 or more cattle
     *     Hogs and pigs: farms with 1,000 or more
     * Poultry (chickens and turkeys) based on layers, broilers and turkeys

5 According to the 1997 Census of Agriculture published by the U.S. Department of Agriculture evidence of consolidation of animals onto large farms has increased significantly from 1992 to 1997, continuing the trend seen in the 1992 Census of Agriculture. In the hog industry, for example: from 1992 to 1997 the number of hog farms in the U.S. decreased 42.6% to 109,754 while the number of hogs increased 6% to 61,206,236. Further, those states with the largest growth in hog inventories also show substantial declines in the number of farms:
Colorado inventories increased 70% while the number of farms declined 25%, North Carolina inventories rose 89% with a decline of 31% in farm numbers, and Oklahoma inventories increased 550% with a 12% decline in number of farms.

6 BionSolid harvests to date have been from relatively new systems and the Company has been devoting substantial effort to develop appropriate technology and sites for processing the material for sale. As a result, only small quantities of BionSoil have been available for sale during the last twelve months. The results for a portion of these sales have been documented in the test market referenced below.

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

7 The Company is utilizing information obtained from a Battelle Institute study conducted for the Solid Waste Composting Council. Battelle estimated the total U.S. market for compost to be 1.04 billion cubic yards per year. See "Compost:
United States Supply and Demand  Potential" in Biomass and Bioenergy  Vol.3, Nos
3-4, pp. 281-299, 1992.                        ---------------------

8 As an example, study data provided by North Carolina State University for the estimated volume of potting media used in container nurseries in the United States shows current demand (1998) to be in excess of 120 million cubic yards per year. Further, data on U.S. golf course construction and expansion show that, as of May 1998, 13,954 holes (or the equivalent of 775 18-hole golf courses) were under construction, and 11,677 (or the equivalent of 649 18-hole courses) were in planning for construction.

9 During fiscal year 1998, the Company initiated a BionSoil Giveaway Program during which approximately 3,000 cubic yards were given away to private gardeners, local garden centers and university research centers. This program was formed in order to generate feedback regarding BionSoil and to raise public awareness about the product. It is anticipated that additional (and larger) quantities of BionSoil will be given away in each future year for these and other purposes.*

Representatives of North Carolina State University ("NCSU"), North Carolina Department of Agriculture ("NCDA") and the North Carolina Cooperative Extension Service conducted an independent on-farm research trial in 1996. The test compared the plant growth of four woody ornamental species grown in three
BionSoil  product  mixes  to that of the  same  species  grown  in a  high-grade commercial nursery potting soil with soluble fertilizer additives. The performance of the plants in the BionSoil mixes exceeded that of the plants in the commercial mix in all trials. Representatives of NCSU, NCDA, and Bion Technologies, Inc. conducted a further independent study in 1997. The experiment, located at a research facility on NCSU's Raleigh, North Carolina campus, compared the plant growth of four different species (a flowering shrub, an annual, a woody ornamental and a perennial) grown in three mix rates of BionSoil with pine bark to that of the same species grown in a standard mix fertilized with a national brand of synthetic controlled release fertilizer plus other additives. The evaluation also evaluated the performance of the plants in all mixes under four irrigation regimes. BionSoil supplied a steady release of plant nutrients over a three-month period and proved to be a more efficient source of plant fertility under limited water availability than did the control fertilizer. Representatives of NCSU conducted a series of studies in 1998 including germination studies using Impatiens, landscape studies using four common landscape plants, turf growth studies and a series of vegetable and ornamental growth studies performed at the Bion research center in Clayton, North Carolina. These study results support other studies performed by the Company and anecdotal evidence gathered through plant trials from homeowners and others. The Company has an extensive program of additional university and company tests designed and being implemented for the 1999 summer growing season.

10 The Company's gross margin (prior to deduction of G&A expenses, interest, depreciation, taxes, etc.) per cubic yard of BionSoil is calculated from the projected price per cubic yard obtained from sales of bulk or bagged product after deducting the amount paid to the producer, if appropriate, and the projected costs which the Company expects to incur for harvesting, processing, and bagging.

11 The potential BionSoil prices reflect assumptions about the mix between bulk and bagged product sold. For example, at a wholesale price of $20 per cubic yard the mix would be 100% bulk product with no bagged product sold, while at a wholesale price of $100 or higher per cubic yard, the mix would consist almost entirely of bagged product or special products.

12 Due to the Company's lack of experience and start-up nature in the soil processing area, BionSoil expenses are based on management's estimate and therefore are subject to significant variation. Actual production costs to date are higher than those shown in Table 2 due to significant start-up inefficiencies. Current expenses include but are not limited to harvesting, transportation, processing, blending and bagging of the BionSolids into BionSoil. Management believes, however, that as greater quantities of BionSoil are harvested and the processing techniques become more efficient, the margins may equal or exceed the projected Gross Margins shown in Table 2.*

13 Management has changed the Net Present Value calculation from that presented in its Form 10-KSB dated June 30, 1997 by lowering the discount rate from 10% to 8% to more accurately reflect current conditions, and by increasing from 1.5 years to 2.0 years the time before BionSoil revenues commence after contract signing.

14 For further discussion, see, for example, the December 1997 report compiled by the U.S. Senate Committee on Agriculture, Nutrition, and Forestry for Sen. Tom Harkin (D - IA) as well as "Lakes of animal waste pose environmental risk" published by the USA TODAY, December 30, 1997.

15 During  February  1994 the  Company  opened an  office in  Smithfield,  North
Carolina (subsequently moved to Clayton, North Carolina) with one full time sales employee. Numerous contacts were made in both the hog raising and dairy farming industries, and the first agreement (for a hog system) was signed in December 1994. A second full time employee, required to provide design, engineering, construction and system operation expertise, was transferred to North Carolina in February 1995. Adverse weather conditions during the construction period resulted in a longer construction time than anticipated; however, system start-up was achieved in June of 1995, and the system has been in continuous operation since. Based on this investment of time and effort and the successful operation of the system, the Company has expanded its efforts in North Carolina including hiring a horticulturist for BionSoil product development and testing, an additional engineer, and a manager for the region. Currently, the Company has submitted proposals to a number of potential customers, is engaged in discussions with several of these, has signed agreements for six additional system installations, and has three additional Bion NMS that have come on line. Management estimates that, to date, in excess of $1,400,000 has been devoted to the effort to build the Company's business in North Carolina.* Current projections are that it will require, at a minimum, an additional nine to twelve months before sufficient cash flow will be generated from system and BionSoil sales in North Carolina to offset ongoing expenses for operations conducted in that state. *

16 Issued U.S. patents include the following titles: "Bioconversion Reactor and System", "Animal Waste Bioconversion System", "Bioconverted Nutrient Rich Humus I", "Bioconverted Nutirent Rich Humus II," "Phosphorous Treatment Process", and "Storm Water Remediatory Bioconversion System". In addition, the Canadian Patent Office has issued "Aqueous Stream Treatment Process".

17 The time between contract signing and BionSoil revenues can be up to 24 months broken down as follows: a.) 3-6 months for the design and permitting of the system; b.) 3-6 months for the construction of the system; c.) 1-2 months for the system to come completely on-line, and, d.) 8-10 months for the BionSolids to be produced and mature within the system. In some cases, including the Company's contracts with Crystal Springs Farms for example, there are financing or other contingencies related to environmental regulations associated with Colorado's approving Amendment 14 in the November 1998 election that may delay the beginning of these activities.

18 There are approximately 22,000 cubic yards of BionSoil available for sale in fiscal year 1999. However, the Company plans on utilizing up to 6,000 cubic yards for various growth tests, university studies, and field crop test programs. Although the Company's goals project for the Company to have 1.25 million BionAnimals under contract in the fiscal year 1999, only the BionAnimals that are currently in operating systems that have been harvested along with a limited number of the new BionAnimals will produce BionSoil that will be available for sale in fiscal year 1999. The Company estimates that 5000 cubic yards will be carried forward into fiscal year 2000.

19 The following risk factors should be considered when reviewing the projections in these tables: the Company has not made significant sales or operated at a profit, and the projections herein represent very large advances which management believes are attainable since the Company is now emerging from the development stage; there are many difficulties that may be encountered by the Company (as it is a start-up), especially in view of the intense competition from existing and more established companies in the wastewater, waste management, the environmental control and organic soils and products businesses; the Bion NMS system has had limited development and market acceptance is uncertain; the Company is in direct competition with consulting and engineering firms (which may be better capitalized than the Company) that may be capable of developing competitive technologies and products; the business is susceptible to changing technology and the Company may not have adequate patent and proprietary information protection; the Company may become subject to unfavorable governmental regulations, and may have, in the future, liability (with no insurance coverage) for damage to the environment; and, the costs and expenses used for all calculations are estimates made on the basis of limited information available.

20 The following assumptions (none of which are guaranteed to occur) have been made for the gross revenue calculations:
a.) that the BionSoil  available  for sale is sold in the fiscal year that it is available;
b.) that the percentage of BionSoil sold in each year in bagged form for retail sales (which the Company does not engage in) will be as follows:*

                           Fiscal year ending June 30*
                    1999       2000        2001         2002
                    ----       ----        ----         ----
     Percent bagged
     BionSoil sold*    5%*       10%*        12%*         14%*

(Management has established this mix although it is probable that the mix will vary considerably over time).*

c.) that the average selling price per cubic yard realized by the Company for each fiscal year is as indicated in the following table:*

                           Fiscal year ending June 30*
                            (dollars per cubic yard)
                    1999       2000        2001         2002
                    ----       ----        ----         ----
     Selling price*
     -------------
     Bagged*      $104.00*   $104.00*    $110.00*     $110.00*
     Bulk*        $ 24.50*   $ 27.50*    $ 30.00*     $ 32.50*
     Weighted
       Average*   $ 28.48*   $ 35.15*    $ 39.60*     $ 43.35*

(The  selling  price   increases  shown  above  are  not  related  to  inflation
adjustments, rather they reflect the Company establishing product credibility in its respective markets as well as further product refinements.)*

d.) that the average selling price include freight to the customer of $7.00 per cubic yard for bagged product and $4.50 per cubic yard for bulk product.*

21 The following assumptions (none of which are guaranteed to occur) have been made for the product costs for gross margin calculations:

a.)  that the average product direct cost for each fiscal year is as follows:*

                          Fiscal year ending June 30*
                    1999       2000        2001         2002
                    ----       ----        ----         ----
     Direct Cost*
     ------------
     Bagged
       Product*   $65.00*    $64.00*      $62.00*      $60.00*
     Bulk Product*$17.50*    $17.50*      $17.00*      $16.50*
     Weighted
       Average*   $19.88*    $22.15*      $22.40*      $22.59*

(The reduction in direct product costs over time reflects increased efficiencies of operation that have been included based on anticipated product handling efficiencies and economics of scale as the volume of product processed increases.)* d.) that freight charges for shipments to customers will be $7.00 per cubic yard for bagged product (sold and shipped on pallets with approximately two cubic yards per pallet) and $4.50 per cubic yard for bulk product shipped via common carrier truck.*

e.)  based on the assumptions  above the target gross margin per cubic
     yard  of  BionSoil   (which  is  the  same  as  gross  margin  per
     BionAnimal) is:*

                            Fiscal year ending June 30*
                      1999       2000        2001       2002
                      ----       ----        ----       ----
Gross margin
per cubic yard*      $8.60*    $13.00*     $17.20*      $20.76*

22 The Company has developed projections for selling, general and administrative expenses based on increased staffing levels and facilities required for attainment of the target sales and processing levels as follows:*

                            Fiscal year ending June 30*
                              (dollars in thousands)

                    1999       2000        2001         2002
                    ----       ----        ----         ----
Selling, General
and Administrative
Expenses*         $2,390*    $2,910*     $5,100*      $8,450*

OTHER INFORMATION
-----------------

PART II
-------

ITEM 1.    Legal Proceedings.

The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.

ITEM 2.    Changes in Securities.

(c) The following securities were sold in the nine month period ended March 31, 1999 without registering the securities under the Securities Act.:

          249,962 shares of restricted and legended Common Stock to ten private investors and nine existing shareholders in privately negotiated transactions for an aggregate amount of $817,359.

          8,000 shares of restricted and legended Common Stock to one investor under the terms of a 1992 agreement granting such investor a preemptive right to acquire such shares for an aggregate amount of $24,000.

          12,862 shares of restricted and legended Common Stock to an existing shareholder as payment of a note payable and interest valued at $77,170.

          42,440 shares of restricted and legended Common Stock to three employees in lieu of cash for services rendered valued at, in aggregate, $127,916.

          10,249 shares of restricted and legended Common Stock to a shareholder for rent and services valued in aggregate at $32,175.

          10,535 shares of restricted and legended Common Stock to three consultants in lieu of cash for services rendered valued at, in aggregate, $31,602.

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

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits:
                10.1  +Form of  promissory  note (the  "Note")  between
                Bion    Environmental     Technologies,     Inc.    and
                LoTayLingKyur, Inc.
                10.2 +Form of second promissory note (the "second note") between Bion Environmental Technologies, Inc. and LoTayLingKyur, Inc.
                27 Financial Data Schedule
          (b)  Reports on Form 8-K:
                Form 8-K (dated March 15, 1999)
                   reporting on items 5 & 7.


     +Incorporated by reference to 8-K filed March 15, 1999.

                BION ENVIRONMENTAL TECHNOLOGIES, INC.
                          AND SUBSIDIARIES






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




Dated:    May 12, 1999