Form 10KSB/A
period 1999-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1999-10-04
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                             Form 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED June 30, 1999 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] OR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The aggregate market value as of September 22, 1999 of voting stock held by non-affiliates of the Registrant was $7,557,133 based upon the average of the closing bid and asked prices on the Over the Counter Electronic Bulletin Board exchange as of that date.

As of September 22, 1999, 10,226,631 shares of Registrant's Common Stock, no par value, were issued and outstanding.

                              PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS (DENOTED WITH AN ASTERISK (*) AT THE END OF EACH SUCH STATEMENT) THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS BUSINESS SECTION AND UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" BELOW.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Our company, Bion Environmental Technologies, Inc. ("Bion") is a Colorado corporation organized on December 31, 1987 and maintains principal executive offices at Suite 3310, 555 Seventeenth Street, Denver, Colorado 80202. Additional offices exist in California, Florida, Georgia, Oregon, New York, and North Carolina.

Substantially all of our business and operations are conducted through two wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989) and BionSoil, Inc. (a Colorado corporation organized June 3, 1996). Bion is also the parent of Bion Municipal, Inc. (a Colorado corporation organized July 23, 1999); and Bion International, Inc. (a Colorado corporation organized July 23, 1999), which are wholly owned, presently inactive, subsidiaries.

This 10-KSB refers to the collective operations and financial statements of Bion and its subsidiaries.

Business of the Company

      Principal Products and Services

      We currently conduct business in two complimentary areas:

First, we design, market, install, and manage waste, wastewater, and storm water treatment systems, primarily in the agricultural and food processing area. Bion systems rely on patented biological and engineering processes to treat waste and wastewater to reduce or eliminate any harmful effects on the environment. Our primary focus is in the livestock industry as confined animal rearing operations are drawing more and more attention due to the increasing concentration of animal waste and associated wastewater. Our systems provide proven solutions to the nutrient and odor management problems associated with large dairy and hog farms. The systems are designed to biologically treat all waste and wastewater from hog and dairy farms to meet or exceed regulatory requirements. In almost all livestock applications our systems bioconvert the waste into a nutrient-rich organic material, BionSoil(R). We currently operate 16 animal waste systems in six states and additional systems are in various stages of design, permitting, and construction. Initial system sales of prototype systems were for both BionSoil and non-BionSoil producing treatment applications. We originally focused on research and technology development of "first-of-a-kind" wastewater treatment systems for these applications. This focus existed from September 20, 1989 (when Bion Technologies, Inc. was incorporated) to June 30, 1993. In 1993, we shifted this original emphasis to BionSoil producing systems (Bion NMS).

Second, we produce and market BionSoil products such as organic fertilizers, potting soils, and soil amendments which are produced from the nutrient rich BionSolids harvested from certain types of our agricultural systems installed on large dairy and hog farms. BionSoil is a processed product created from the BionSolids by one or more of drying, blending with various substrates such as peat moss, pine bark and sand, and other processing. BionSoil contains a unique matrix of organic nutrients, bacteria, and other microbes, which extensive testing, by both us and outside agencies, shows provides superior plant growth performance. We are placing an increasing amount of attention on BionSoil development, production, and sales as the number of systems in operation increases. BionSoil development efforts include testing, processing, blending, packaging, marketing, distribution, and sales. In addition to this two-fold focus, we anticipate emphasizing food processing, municipal, and industrial wastewater treatment in the future.*

Marketing and Distribution

Our treatment system sales and marketing strategy involves a two stage process. First, a particular technology application is developed and initial sales are made in the selected market segment within a single geographic area. Second, as the success of each particular application is demonstrated in an initial market, marketing of that application commences in other geographic regions. Following this basic approach, we are currently developing and/or marketing systems in California, Florida, New York, Colorado, North Carolina, Illinois, Missouri, Nebraska, Utah, Kansas, Iowa, Oklahoma, Vermont, Washington, and Oregon.

We market and sell our animal waste treatment systems primarily to large high intensity hog raising facilities and dairy farms throughout the United States. We continue to design, permit, build, and operate systems that meet the objectives of our customers for waste and wastewater treatment, odor reduction, and to satisfy environmental regulations while maximizing their BionSoil production.

We are currently in the process of entering initial markets for our BionSoil products. During the spring and summer of 1998 and 1999, we conducted limited market tests of BionSoil products through retail and commercial outlets and direct sales in western New York. The material for these tests was New York produced dairy BionSoil processed and blended with sphagnum peat moss at our Hermitage, New York facility. The blended product was sold in bulk quantities or bagged and sold in both 20 and 40 pound bags. The results of our 1999 New York BionSoil market test are very encouraging as the BionSoil sales for the Spring and Summer of 1999 more than tripled from the prior year.

A significant portion of the material harvested from many systems in the last year was devoted to both university and private research and studies intended to determine physical characteristics, blends, and growth results achievable by using BionSoil in many different applications. The results of these studies consistently demonstrate that BionSoil products produce superior plant growth performance compared to other commercially available products. We have not, as of yet, commenced any commercial marketing programs and have not established agreements with any large retail outlets. All test marketing has been through various nurseries and lawn and garden care outlets in western New York.

Competition

There are a significant number of competitors in the wastewater treatment industry who are working on animal related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to animal wastes. Anaerobic lagoons are the most common traditional treatment process for animal waste on large farms within the hog and dairy raising industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management, and water quality issues and are facing possible phase out in some states such as North Carolina. Although we believe that we have the most economical and technologically viable solution for the current problems, other alternatives do exist including, for example, synthetic lagoon covers, anaerobic digestors, methane digestors, multistage anaerobic lagoons, and solids separators. Our ability to compete is dependent upon our ability to obtain required approvals and licenses from regulatory authorities and upon our ability to introduce and sell our systems in the appropriate markets.

There is also extensive competition in the potting soil, organic soil amendment, fertilizer and organic fertilizer markets. There are many companies which are already selling products to satisfy demand in the sectors of these markets we are trying to enter. Many of these companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.

Dependence on One or a Few Major Customers

Our operating revenues from system sales are not dependent upon a limited number of contracts. The nature of our business is such that significant system sales are generally expected to be "one-time" contracts pursuant to which one or more single systems are sold and designed, with significant income to be received by us after the first year of system operation from the sale of BionSoil and BionSoil products.

BionSoil sales, at present, have no dependence on one or a few major customers.

Patents

Bion Technologies, Inc. is the sole owner of six United States patents and one Canadian patent:

1.    U.S.  Patent  No.   5,078,882,   Bioconversion   Reactor  and System.
2.    U.S.  Patent  No.  5,472,472,   Animal  Waste   Bioconversion System.
3.    U.S.  Patent  No.  5,538,529,   Bioconverted   Nutrient  Rich Humus.
4.    U.S.  Patent  No.  5,755,852,   Bioconverted   Nutrient  Rich Humus.
5.    U.S. Patent No. 4,721,569, Phosphorus Treatment Process.
6.    U.S. Patent No. 5,626,644 Storm Water Remediatory Bioconversion System.
7.    Canadian  Patent  No.  1,336,623,  Aqueous  Stream  Treatment Process.

Research and Development

We maintain an active research program to work on future generations of potentially patentable and marketable waste and wastewater treatment application of our technology. Current research and development efforts are focused on enhancements of the Bion NMS and derivative technologies as utilized in our existing systems in order to improve on competitiveness in existing markets and to apply these technologies to opportunities that exist in additional geographic areas and industry segments. We are also conducting an intense research effort focused on further development of BionSoil and BionSoil products.

Environmental Protection/Regulation

We are a provider of systems and services which result in reduction of pollution and, therefore, we are not under direct enforcement or regulatory pressure. We are involved, however, in waste and wastewater treatment and, therefore are impacted by environmental regulations in at least three different ways:

(1) Our marketing and sales success depends, to a substantial degree on pollution clean-up requirements of various governmental agencies from the Environmental Protection Agency (EPA) at the federal level to state and local agencies;
(2) Federal, state, and local environmental agencies' required final effluent standards and other requirements for treatment systems change frequently which introduces a degree of uncertainty in system design and performance criteria; and
(3) Governmental permits or approval are required for system installation and operation.

We are also a manufacturer and provider of BionSoil products, such as potting soils, soil amendments and fertilizers. Some state and federal regulatory agencies have standards which these products must meet for the sale of soil and fertilizer products in various markets. The production and sales of our BionSoil products currently meet relevant federal and state requirements. These regulations, however, can experience change, which creates a level of unpredictability in future outcomes. We are continually reviewing current regulations and potential changes that may affect our business and are making necessary compliance efforts in all jurisdictions in which we do business.

Employees

We employed 26 persons with 22 persons full-time as of June 30, 1999.

ITEM 2.   DESCRIPTION OF PROPERTY

Principle Plants and other Property

Our executive offices are located at 555 17th Street, Suite 3310, Denver, Colorado 80202. We sublease five offices (plus use of common facilities, office equipment and certain services) from Delta Petroleum Corporation (which owns approximately 1.3% of our currently issued and outstanding common stock) on a month-to-month basis pursuant to an arrangement between the parties. We have additional offices at 8899 Main Street, Williamsville, New York 14221; 7798 NW 82nd Court, Okeechobee, Florida 34972; 138 Uzzle Industrial Drive, Clayton, North Carolina 27520; 28420 Yosemite Springs Parkway, Suite H, Coarsegold, CA 93614; 5570 Arundel Drive, Atlanta, GA 30327 and 6107 SW Murry Blvd. #105, Beaverton, OR 97008. We also rent BionSoil processing sites located at State Road 710 and SE 74th Trail, Okeechobee, Florida 34972; 5116 Hermitage Road, Gainesville, New York 14066; 5190 Sheppard Road, Bliss, NY 14204; and 542 Garrett Road, Four Oaks, North Carolina 27524. All leases and rental agreements are with non-affiliated parties.

ITEM 3.   LEGAL PROCEEDINGS

Management knows of no material pending legal proceedings to which we are a party or of which any of our systems or products are the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has been no submission of matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.


                               PART II

ITEM 5. MARKET FOR BION ENVIRONMENTAL TECHNOLOGIES, INC. COMMON
STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

During the past two years, we have had only limited volumes of trading in our common stock in the over-the-counter market, and there is no assurance that such trading will expand or even continue.

At present, our Common Stock trades under the symbol "BION" (changed from "BIET" effective September 15, 1997) on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      Quarter Ended                  High Bid        Low Bid

     September 30, 1997                $4.50           $2.00
     December 31, 1997                 $7.31           $4.13
     March 31, 1998                    $8.50           $6.00
     June 30, 1998                     $9.19           $5.75
     September 30, 1998                $4.25           $3.13
     December 31, 1998                 $4.38           $2.63
     March 31, 1999                    $3.63           $1.25
     June 30, 1999                     $2.31           $1.75


On September 22, 1999 the bid and asked prices of the Common Stock were $1.75 and $1.81, respectively.

Holders

The number of holders of record of our Common Stock at September 22, 1999 was approximately 900.

Dividends

We have never paid any cash dividends on our common stock. The Board of Directors does not intend to declare any cash or other dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in our business operations. We declared a stock/warrant dividend on May 21, 1999 for record holders on May 30, 1999. (See our 8-K dated May 21, 1999 for details on this dividend.) The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition, and other relevant factors.

Recent Sale of Unregistered Securities

The following shares of common stock were sold within the past three month period ended June 30, 1999 without registering the securities under the Securities Act:

|X| 1,250 shares of restricted and legended common stock to three employees in lieu of cash for services rendered. The shares had an aggregate value of $3,000 when issued.

|X| 4,354 shares of restricted and legended common stock to a shareholder for rent and services valued in aggregate at $10,725.

The following warrants were issued without registration under the Securities Act of 1933, as amended:

      Class# of Shares     Price/Sh         Exercise Period
      ----------------     --------         ---------------
      H16     356,000         $2.25         01/01/00 - 12/31/01
      X     1,256,747         $8.00         01/01/00 - 12/31/01
      H15.1    28,751         $3.60         04/30/00 - 12/31/02
      H15.2    28,751         $3.60         04/30/01 - 12/31/02
      H15.3    28,751         $3.60         04/30/02 - 12/31/02
      H15.4    20,881         $7.20         04/30/00 - 12/31/02
      H15.5    20,881         $7.20         04/30/01 - 12/31/02
      H15.6    20,881         $7.20         04/30/02 - 12/31/02
      H15.7    33,898        $13.50         04/30/00 - 12/31/02
      H15.8    33,898        $13.50         04/30/01 - 12/31/02
      H15.9    33,898        $13.50         04/30/02 - 12/31/02

All warrants reported in Note 4 of Notes to Consolidated Financial
Statements in our Form 10-QSB dated March 30, 1999 and those in all prior 10-QSB forms were not registered under the Securities Act.

We issued four convertible promissory notes without registration under the Securities Act of 1933, as amended, which are listed in Note 4 of Notes to Consolidated Financial Statements in this 10-KSB.

The securities which were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and access to material information. We believe that such person had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion of Financial Condition and Results of Operations

Financial Condition and Results of Operations

The audited financial statements contained in this 10-KSB show more than $12,120,000 being invested in Bion as of June 30, 1999. We have a negative net worth of $2,808,788, cumulative deficit of $14,929,493, limited current revenues, and substantial current operating losses. (Note that the negative net worth is approximately equal to the outstanding long-term debt to management and major shareholders, the largest part of which is convertible into Bion's restricted and legended common stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.

Bion NMS system and BionSoil sales require additional expenditures. Our system sales require additional personnel and significant capital expenditures, which will generally increase our overhead. BionSoil product sales and marketing requires wholesaler and retailer distribution networks (which may require permitting in some locations) and additional expenditures for personnel and equipment to harvest, process, package, sell, and deliver our products. We are continually negotiating with independent third parties and related parties to obtain the necessary additional funding for us. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that we will be able to successfully attain profitable operations and/or raise sufficient capital to sustain operations.

Liquidity and Capital Resources

Our Consolidated Balance Sheet shows Current assets of $649,345 and Total assets of $1,317,231. Our Current and total liabilities as of June 30, 1999 are $975,604 and $4,126,019, respectively. Total assets decreased by $537,029 from our previous 1998 year end. This change is primarily attributable to a decrease in work in progress partially offset by an increase in mortgage receivables held for sale (see "Note 11 to Consolidated Financial Statements") and the prepaid consulting services (see "Note 3 to Consolidated Financial Statements"). We have reduced our contract receivables and our work in progress reserves for bad debt from $60,000 to $10,000. The increase in accounts receivable is due to the increase in BionSoil sales. Cash and cash equivalents increased $36,479 from the previous year, compared to an increase of $9,872 for the period ended June 30, 1998. Our current ratio (current assets / current liabilities) is .67 as of June 30, 1999 as compared to .61 as of June 30, 1998.

Total liabilities increased $2,955,258 in the past year. Accounts payable, notes payable, and accrued payroll also increased by $96,418, $3,024,637, and $35,211, respectively. All but $96,418 of the notes payable increase were to related parties or employees. As a result of our work in progress write off, we have also written off the $151,000 of previously deferred contract revenue.

Our Stockholders' Equity reflects a total of 1,327,968 shares of common stock issued over the past year. We issued 310,304 shares of common stock for cash ($809,125), 67,827 shares of common stock for services ($200,629), 17,500 shares of stock for the exercise of options ($102,812), and 12,862 shares of common stock to a shareholder as payment of a note payable and interest ($77,170). We also converted 2,550 shares of subscribed stock to 2,550 shares of common stock valued at $7,500. Our May 21, 1999 stock/warrant dividend resulted in an issuance of 916,925 shares of stock (see Form 8-K dated May 21, 1999). Of these shares, we issued a total of 1,310,468 shares of legended and restricted common stock and 17,500 shares of unrestricted stock.

Results of Operations

Comparison of Fiscal Year Ended June 30, 1999 with Fiscal Year Ended
June 30, 1998

Our Consolidated Statement of Operations identifies 1999 BionSoil sales of $140,423 and system contract revenues of $79,696, giving us total revenues of $220,119. Total expenses for the year were $3,874,084, resulting in a net loss of $3,653,965. Soil sales increased by $93,576 from our previous 1998 fiscal year. This is a result of additional product availability in New York. Soil sales increased more than threefold (additionally, our total Florida inventory was sold in August). System contract revenues decreased from the previous year by $420,708. We attribute this decrease to the continuing slump in hog prices and the uncertainty in the animal raising industry regulatory environment (See Trends, Events and Uncertainties below). Our contract costs decreased by $162,850 due to the decrease in system sales.

The Consolidated Statement of Operations also shows increases in general and administrative expenses and interest expenses. General and administrative expenses increased due to higher compensation, consulting fees, investor relations, and travel expenses. The compensation increase was a result of full year compensation for an employee hired in May 1998 and two executives hired by Bion Technologies, Inc. and BionSoil, Inc. in November and December, respectively. We incurred $125,090 of interest expense on notes payable to an outside lender and to our shareholders (see "Note 4 to Consolidated Financial Statements") and research and development expenses of $249,207.

Comparison of Fiscal Year Ended June 30, 1998 with Fiscal Year Ended
June 30, 1997

We provided design, engineering, construction oversight, and/or operations on 44 new or existing systems during our 1998 fiscal year (most of which are currently on hold, see Hog Market Impact below). Contract revenue increased $413,326 due to increased activity on several large projects and the increased sales from BionSoil. Contract costs increased by $109,881 due to the additional work associated with system design and engineering.

Our contract receivables and work in progress reserves for bad debt were $60,000 as of June 30, 1998.

General and administrative expenses decreased due to lower consulting fees which was partially offset by increased investor relations expense.

We incurred $88,649 of interest expense on notes payable to an outside lender and to our shareholders (see "Notes 4 and 6 to Consolidated Financial Statements") and research and development expenses of $267,733. The $94,917 increase in R&D expenses is due to a focused effort to increase the application of the technology.

Trends, Events and Uncertainties

Liquidity

We continue to have difficulty raising finances for operations. Funding for operations occurs primarily through equity financing. The following identifies cash sources over the past two fiscal years.

        Convertible
         Debt/Notes         Stock     Revenue (cash)       Options       Total
      ---------------    ----------   --------------    ------------  ----------

LTLK       $1,111,000      $282,750                                   $1,393,750

Other        $300,000    $1,280,546      $499,906          $889,938   $2,970,390

Total      $1,411,000    $1,563,296      $499,906          $889,938   $4,364,140

LoTayLingKyur, Inc. ("LTLK") has been the primary funding agent for Bion over the past year. LTLK is a major shareholder that continues to finance our operations. Without this funding the company would not be able to continue as a going concern.

The Hog Market Impact

Our system sales growth was negatively impacted as a result of the recent extended deep depression in hog prices, which started in 1998. Prices reached a low of $9.00 per hundred weight in December 1998, down from $43.00 per hundred weight in December 1997. While these prices have trended up from the December 1998 low point, they still remain well below historic levels for the industry. These depressed prices are below the break-even point for many hog growers. The price drop and resulting hog industry losses have caused hog producers to reduce general and capital expenditures and curtail their expansion plans. This industry change has had a significant negative impact on our plans to sign additional contracts within the hog industry and has caused some growers to put systems covered by existing contracts on temporary hold.

Management believes that over the next several quarters, if the strengthening in hog prices continues, it will result in more contracts being signed and work resuming (or commencing) on some existing contracts that have been slowed or put on hold.*

As a result of the problems facing the hog industry, we have increased our focus on expanding Bion's presence in the dairy farm system markets to offset the reduction in hog system sales. To support this shift, as well as to gain access to the large western United States market, we have recently added sales personnel in California and the Pacific Northwest. This recent expansion in conjunction with increasing hog prices should assist us in accelerating our system sales pace.*

Regulatory Environment

We have experienced an adverse impact in selected regions due to changes and uncertainties in regulatory positions. For example, Colorado voters passed an amendment in November 1998 (Amendment 14) that places significant constraints on large hog farms in the state. The extended election campaign and subsequent rule making process (which is the subject of litigation by some hog growers) completely stopped our progress on system contracts for 350,000 hogs on farms in Eastern Colorado. It is not likely that work will resume on this contract, nor for us to acquire significant additional contracts in Colorado, until this situation is completely resolved and a consistent regulatory practice is established.* We face a similar slow down of new contract activity in North Carolina as the result of a state wide moratorium on construction of new or expanded hog farms (retrofits of waste handling systems on existing farms are proceeding) which may be extended. Numerous other states, including without limitation, Georgia, Minnesota, Florida, California, and New York have adopted or are considering new regulations on large animal raising facilities. Additionally, litigation is in process in a number of states. The short term impact on our business has been negative but management believes the trend to stricter regulations will help our business in the long run.*

There is growing activity at the state and federal levels to protect the environment from pollution caused by animal raising facilities. Although future regulations will probably assist us in obtaining system contracts, the current ambiguity in the regulatory environment is causing farmers to delay implementation of waste treatment technologies.* For example, on March 9, 1999, Vice President Gore announced a federal strategy to decrease non-point source pollution of lakes, rivers, and streams caused by large livestock facilities. A joint effort by the Environmental Protection Agency and the Department of Agriculture developed the UNSAFO (Unified National Strategy for Animal Feeding Operations). UNSAFO will require large animal facilities to obtain Clean Water Act discharge permits and to develop nutrient management plans for animal feeding operations. UNSAFO will also require integrators, large livestock companies that contract with smaller operators to raise their animals, to share responsibility for meeting regulatory requirements. This strategy is not a new regulation nor is it a substitute for existing Federal regulations; however, it does give an indication of the potential regulatory environment. In addition, President Clinton and the EPA have indicated that they are planning on enforcing a provision of the Clean Water Act that requires states to assess the health of every body of water within their borders, determine the maximum allowable levels of pollutants for each one and then parcel out the responsibility for meeting these goals to individual polluters. This includes point and non-point source polluters.

This increasing federal environmental activity along with similar changes at the state and local levels create an unpredictable regulatory environment. How these changes affect our business can not be identified with any precision at this time; however, we believe that more stringent requirements on the animal raising industry will improve our sales outlook.*

Year 2000 Issue

We are aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. After a review of our computer systems and associated software, management does not believe year 2000 will have a material effect on our operations or financial condition. We can not predict the impact that year 2000 will have on our customers and vendors.

Seasonality

Our system sales and installation business is not seasonal in nature, except to the extent that weather conditions at certain times of the year in certain geographic areas may temporarily affect construction and installation of our systems. However, our projects and markets are geographically spread so that when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil and BionSoil product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer, and fall sales.

Inflation and Changes in Prices

We are unable to predict the impact of inflation on our activities, however, at this time it is minimal.


ITEM 7.    FINANCIAL STATEMENTS

Financial Statements are included on Pages F-1 through F-21.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES






                         Table of Contents


                                                                   Page

Independent Auditors' Report......................................F - 1

Financial Statements

      Consolidated Balance Sheet..................................F - 2

      Consolidated Statements of Operations.......................F - 3

      Consolidated Statement of Changes in Stockholders' Deficit..F - 4

      Consolidated Statements of Cash Flows.......................F - 5

Notes to Consolidated Financial Statements........................F - 7

                   INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
Denver, CO


We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the then consolidated financial statements, the Company had a working capital deficiency of approximately $327,000 as of June 30, 1999 and a stockholders' deficit of approximately $2,800,000. As discussed in Note 2, the Company has incurred losses since inception approximately $14,900,000. Continued losses without raising additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome this uncertainty.



                    /s/Ehrhardt Keefe Steiner & Hottman PC
                       Ehrhardt Keefe Steiner & Hottman PC
August 20, 1999
Denver, Colorado

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                  June 30, 1999

                                   Assets
Current assets
   Cash and cash equivalents                                      $ 55,583
   Accounts receivable (Net of allowance of $2,000)                 60,452
   Contract receivables (net of allowance of ($10,000)              33,310
   Mortgage Receivables held for sale (Notes 6 and 11)             260,000
   Prepaid consulting service, current portion 240,000 (Note 3)    240,000
                                                                ----------
           Total current assets                                    649,345

Property and equipment
   Computers and equipment                                         316,967
   Accumulated depreciation                                       (146,207)
                                                                   170,760
Other assets
   Prepaid consulting service, long-term 360,000 portion (Note 3)
   Other prepaid assets                                             86,735
   Patents, net                                                     39,834
   Deposits and other                                               10,557
                                                                ----------
           Total other assets                                      497,126
                                                                ----------

Total assets                                                    $1,317,231
                                                                ==========

                   Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable                                             $  340,202
   Accounts payable - related party                                 17,924
   Related party notes payable and accrued interest (Note 4)       210,589
   Capital lease obligations (Note 4)                               55,688
   Accrued expenses                                                 31,740
   Accrued payroll                                                 319,461
                                                                ----------
           Total current liabilities                               975,604

Long-term liabilities
   Related party notes payable and accrued 2,478,264 interest
    (Note 4)
   Related party note payable and accrued                          210,589
   interest for consulting services (Note 3)                       634,955
   Capital lease obligations (Note 4)                               37,196
                                                                ----------
           Total liabilities                                     4,126,019

Commitments and contingencies (Notes 2, 8 and 10)

Stockholders' deficit (Note 5)
   Common stock, no par value, 100,000,000
   shares authorized, 10,092,795 shares issued
   and outstanding                                              12,060,705
   Common stock subscribed                                          60,000
   Accumulated deficit                                         (14,929,493)
                                                               -----------
           Total stockholders' deficit                          (2,808,788)

Total liabilities and stockholders' deficit                    $ 1,317,231
                                                               ===========

                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                  Year Ended
                                                   June 30,
                                        -------------------------------
                                            1999               1998
                                        -----------        ------------


Soil sales ........................     $   140,423        $    46,847

System contract revenues ..........          79,696            500,404
                                        -----------        -----------

Total revenues ....................         220,119            547,251

Contract costs ....................         386,493            549,343
                                        -----------        -----------

Gross (loss) ......................        (166,374)            (2,092)

General and administrative expenses       2,930,823          2,001,831

Impaired Contract Costs (Note 10) .         184,133               --

Research and development ..........         249,207            267,733
                                        -----------        -----------

Loss from operations ..............      (3,530,537)

Other income (expense)
   Interest income ................           1,847               --
   Interest expense ...............        (125,090)           (88,649)
   Other expense, net .............            (185)           (17,388)
                                        -----------        -----------

Net loss and comprehensive loss ...     ($3,653,965)       $(2,377,693)
                                        ===========        ===========

Basic loss per common share .......     $      (.40)       $      (.38)
                                        ===========        ===========

Weighted common shares outstanding        9,101,783          6,265,128
                                        ===========        ===========


                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

           Consolidated Statement of Changes in Stockholders' Deficit



                                   Preferred                                         Common
                                Stock Series B            Common Stock                Stock        Accumulated
                               Shares      Amount      Shares        Amount         Subscribed       Deficit             Total
                              --------   ---------    --------     ----------       ----------     ------------       ----------


Balance at June 30, 1997        18,834   $ 95,482     3,696,816     $7,983,274         $627,822     $(8,893,182)        $(186,604)

Conversion of common stock
 subscriptions to common
 stock                             -          -         190,166        607,322         (607,322)            -                 -

Common stock subscriptions
 for services                      -          -            -               -            232,000             -             232,000

Cancellation of common stock
 subscriptions                     -          -            -               -           (231,000)            -            (231,000)

Issuance of common stock for
 cash                              -          -         272,068        915,650              -               -             915,650

Issuance of common stock in
 warrant exchange (Note 5)         -          -       4,351,348            -                -               -                 -

Exercise of stock options
 (Note 5)                          -          -         138,900        795,875              -               -             795,875

Conversion of notes payable
 to common stock                   -          -          50,113        300,677              -               -             300,677

Issuance of common stock for
 services                          -          -          36,258        134,228              -               -             134,228

Dividends declared,
 preferred stock Series B          -          -            -               -                -            (4,653)           (4,653)

Conversion of Series B
 preferred stock and accrued
 dividends                     (18,834)   (95,482)       29,158        126,443              -               -              30,961

Net loss                           -          -            -               -                -        (2,377,693)       (2,377,693)
                              --------   ---------     --------     ----------       ----------     ------------       ----------


Balance at June 30, 1998           -          -       8,764,827     10,863,469           21,500     (11,275,528)         (390,559)

Common stock subscription
 for services                      -          -            -               -             46,000             -              46,000

Conversion of stock
 subscriptions to common
 stock                             -          -          2,550          7,500            (7,500)            -                 -

Exercise of stock options          -          -         17,500        102,812               -               -             102,812

Issuance of common stock for
 services                          -          -         67,827        200,629               -               -             200,629

Issuance of common stock for
 cash                              -          -        310,304        809,125               -               -             809,125

Conversion of note payable
 to common stock                   -          -         12,862         77,170               -               -              77,170

Stock dividend declared            -          -        916,925             -                -               -                 -

Net loss                           -          -            -               -                -        (3,653,965)       (3,653,965)
                              --------   ---------  -----------     ----------       ----------     ------------       ----------

Balance at June 30, 1999           -     $    -     10,092,795     $12,060,705       $   60,000    $(14,929,493)      $(2,808,788)
                              ========   =========  ===========    ===========       ==========    ============       ===========

                 See notes to consolidated financial statements

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                              Year Ended
                                                               June  30,
                                                     ----------------------------
                                                         1999             1998
                                                     -----------      -----------
Cash flows from operating activities
  Net loss .....................................     $(3,653,965)     $(2,377,693)
                                                     -----------      -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities -
    Depreciation and amortization ..............          54,373           55,629
    Accounts receivable and work-in progress
     allowance .................................         (20,000)            --
    Issuance of stock for services,
     compensation and interest .................         246,629          134,228
    Issuance of subscribed stock for services ..            --              1,000
    Issuance of note payable for consulting
     services ..................................          34,955             --
    Loss on sale of assets held for resale .....            --             20,598
    Changes in assets and liabilities -
      Receivables ..............................         (36,874)          36,075
      Costs and estimated earnings in excess of
       billings on contracts ...................         389,712         (221,712)
      Prepaid expenses and other ...............         (84,248)          (1,350)
      Accounts payable .........................         859,894          (70,538)
      Accrued liabilities ......................         467,848          163,067
      Deferred contact revenue .................          71,333          (30,000)
      Deferred long-term contract costs ........        (151,000)           6,000
                                                     -----------      -----------
                                                       1,832,622           92,997
                                                     -----------      -----------
        Net cash used in operating activities ..      (1,821,343)      (2,284,696)
                                                     -----------      -----------

Cash flows from investing activities
  Purchases of equipment .......................          (6,979)         (14,560)
  Proceeds on sale of assets ...................            --            579,402
  Investment in patents ........................           3,232           (7,706)
                                                     -----------      -----------
        Net cash (used in) provided by
         investing activities ..................          (3,747)         557,136
                                                     -----------      -----------

Cash flows from financing activities
  Payments on notes payable ....................            --           (325,000)
  Proceeds from notes payable ..................       1,018,111          412,677
  Proceeds from stock and stock subscription
   issuances ...................................         809,124          915,650
  Proceeds from exercise of options and warrants         102,813          795,875
  Payments on capital lease obligations ........         (68,479)         (61,770)
                                                     -----------      -----------
        Net cash provided by financing
         activities ............................       1,861,569        1,737,432
                                                     -----------      -----------

Net increase in cash and cash equivalents ......          36,479            9,872
Cash and cash equivalents at beginning of period          19,104            9,232
                                                     -----------      -----------

Cash and cash equivalents at end of period .....     $    55,583      $    19,104
                                                     ===========      ===========

Continued on following page.

                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


Continued from previous page.


Supplemental disclosure of cash flow information
  Cash paid during the year for interest was $15,318 (1999) and $88,583 (1998).

Supplemental disclosures of non-cash financing activities for the year ended
  June 30, 1999 -
  These non-cash disclosures occurred prior to the stock/warrant dividend declared by the Company in May 1999 Converted $94,183 of accounts payable to a note payable Acquired $11,099 of fixed assets under capital leases Converted $75,000 note payable with $2,170 of accrued interest to 12,862 shares of common stock acquired mortgage receivables of $260,000 in exchange for note payable

  Financed services under a consulting agreement with a related party of $626,667 by issuing a note payable including accrued interest of $8,288. Converted $165,707 in accrued expenses into a note payable Converted $77,337 in accrued interest in notes payable Converted $424,079 in accounts payable into a note payable Converted $7,500 of common stock subscribed into 2,550 shares of common stock

For the year ended June 30, 1998 -
  Declared and accrued dividends of $4,653 for preferred stock Series B

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

                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies

Nature of Business and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Bion Environmental Technologies, Inc. ("Bion"), and its wholly owned subsidiaries, Bion Technologies, Inc. and BionSoil, Inc. The Company has entered the market with an animal waste management system, Bion NMS, which converts flushed or scraped animal wastes into an economically valuable product, BionSoil, which the Company currently markets. Additionally, the Company is engaged in the designing, marketing and overseeing the installation and operation of environmentally effective and economically efficient treatment systems (based on proprietary and/or patented processes) for the bio-conversion of wastewater, with customers in New York, Washington, North Carolina, Illinois, Utah, and Florida.

All significant intercompany transactions and balances have been eliminated in consolidation.

Contract Receivables

The Company grants credit in the normal course of business to customers who are located primarily in the New York, Florida, North Carolina, Illinois, Utah, and Washington state areas. To reduce credit risk, the Company monitors the financial condition and performs credit analysis prior to entering into contracts.

Property and Equipment

Property and equipment is stated at cost, equipment under capital lease is stated at the lower of fair market value or the net present value of the minimum lease payments at the inception of the lease. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years. For the periods ended June 30, 1999 and 1998, depreciation was recorded in the amounts of $51,173 and $52,329, respectively.

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

     BionSoil Contracts

Beginning in fiscal year 1994, the Company entered into contracts for producing BionSoil. Fees and/or royalties to be paid are negotiated on an individual contract basis, generally as a fixed amount per cubic yard of BionSoil produced. Revenues from BionSoil sales and the related associated fees to be paid are recognized as sales are made as the Company has no continuing obligations.

Income Taxes

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits, based on available evidence, which are not expected to be realized.

Patents

Patent applications are recorded at cost and are amortized when the patent is issued over a period of the lesser of the patent's estimated economic or legal life. For the periods ended June 30, 1999 and 1998, amortization was recorded in the amount of $3,232 and $3,300, respectively.

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

Employee Compensatory Stock and Stock Options

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board No. 25, Accounting for Stock Issued to Employees; and complies with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price.

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

Reclassifications

Certain amounts in the June 30, 1998 financial statements have been reclassified to conform with the June 30, 1999 presentation.

Note 2 - Continued Operations/Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. As of June 30, 1999, the Company has incurred accumulated losses totaling approximately $14,900,000, resulting in an accumulated stockholders deficit of approximately $2,800,000. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.


Note 3 - Consulting Services Agreement with Related Party

During the year ended June 30, 1999, the Company entered into a consulting service agreement with a shareholder. The entire $626,667 consulting service agreement was prepaid and a related note payable was issued. If the consulting agreement is terminated, the unearned compensation balance will be fully recognized. The prepaid asset balance at June 30, 1999 was $600,000. The related note payable has an interest rate of 12% with principal and interest due in December 2001. The balance due at June 30, 1999 was $634,955.

In connection with the Consulting Service Agreement, the Company also issued one warrant to purchase one share of common stock at a price of $8.00 per share for a 24 month period commencing January 1, 2000, for each $1.00 of principal amount of the note which was $626,667 at date of issuance.

The principal and interest of the note is also convertible in whole or part, at the option of the note holder, into shares of common stock at a price of $2.00 per share at any time prior to the payment of the outstanding principal and interest. The price per share has been adjusted to $1.80, as a result of the May 21, 1999 stock/warrant dividend (See Form 8-K/A dated May 21, 1999).

Note 4 -Related  Party Notes  Payable,  Notes  Payable and Capital Leases

                                                                  June 30,
                                                                    1999
                                                                 ---------

Note payable to stockholder,  due on demand,  interest rate of
 12%, payable monthly.  This note is unsecured.                   $ 20,524

Notes payable to stockholders,  interest rate of 12%. Principle
 and interest due in December 2001. These notes are unsecured.   2,384,081

Note  payable to a Company  and  shareholder  interest at 12%,
 due on December 31, 2001.                                          94,183

Note payable to a company,  at an interest  rate of prime plus
 2% (9.75% at June 30,  1999),  principle  and interest due on
 January 12, 2000.  Guaranteed by a shareholder and officer.       190,065

Capital leases - finance companies;  with monthly installments ranging from $120 to $2,287,  including  interest from 6.5%
 to 23.8%,  maturing from January 2000 through  August 2003;
 collateralized  by  equipment  with a net book value of
 approximately $133,000.                                            92,884
                                                                ----------
                                                                 2,781,737
Less current portion                                              (266,277)
                                                                ----------
                                                                $2,515,460
                                                                ==========


Future maturities of notes payable and capital leases are as follows:

                                                  Note Payable
   Year Ending         Capital        Notes      For Consulting
     June 30,           Lease        Payable    Services (Note 3)     Total
-------------------  -------------  ----------  -----------------  -----------

      2000               $  58,201   $ 210,589    $         -      $  268,790
      2001                  29,314         -                -          29,314
      2002                  15,014   2,478,264          634,955     3,128,233
      2003                   3,122         -                -           3,122
      2004                     520         -                -             520
      Thereafter               -           -                -             -
                         ---------   ---------    --------------   ----------

                           106,171  $2,688,853    $     634,955    $3,429,979
                                    ==========    ==============   ==========
Less amount representing
 interest                  (13,287)
                         ---------
                         $  92,884
                         =========

Note Payable - Stockholder

The Company holds four notes payable to related parties which may be converted as of June 30, 1999, into the Company's common stock as follows:

                                          Convertible at
                                            $1.80 Per
    Principal   Interest     Total          Share for
  ------------  --------   -----------   ---------------


    993,623      11,122      1,004,745    558,192 shares
    626,667       8,288        634,955    352,753 shares
    260,000       3,439        263,439    146,355 shares
    308,114       3,479        311,593    173,108 shares


Note 5 - Stockholders' Deficit

Warrant Exchange

Effective January 1, 1998, holders of 84% of the Company's common stock (post transaction) participated in an exchange transaction (the "Exchange") conducted pursuant to Section 351 of the Internal Revenue Code of 1986 as amended that resulted in the exchange of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants to purchase shares of the Registrant's common stock at $15.00 per share for a 24 month period commencing January 1, 2000. The Exchange was the result of negotiations that were initiated in response to a proposal made by certain warrant holders on November 23, 1997, and finalized on December 24, 1997. (See Form 8-K/A dated December 1, 1997). The 4,351,348 shares of restricted common stock and 2,832,909 Class Z warrants at $15.00 per share were adjusted to 4,786,483 shares of restricted common stock and 3,147,677 Class Z warrants at $13.50 per share due to the May 21, 1999 stock/warrant dividend for record holders on May 30, 1999 (See 8-K dated May 21, 1999).

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

Preferred Stock Series B

During the year ended June 30, 1998, the remaining issued and outstanding shares of 18,834 with a carrying value of $95,482 plus $30,961 of cumulative accrued dividends were converted into 29,158 shares of common stock. Class B Preferred Stock entitled the holder to convert the Preferred stock at the rate of one Class B Preferred Share for one share of Common Stock of the Company, subject to adjustment from time to time. Series B Preferred Stock holders had liquidation preference to the extent of their par value over holders of common stock and other series of preferred stock.

Warrants

As of June 30, 1999, the Company has outstanding the following warrants:

                       Warrant     Expiration             Exercise
                        Shares        Date                  Price
                      ----------  -----------            -----------

Class G-5.1             1,115          (1)                     2.70
Class G-5.2               919          (2)                     2.70
Class G-6               3,148          (3)                     5.40
Class G-8              27,779          (4)                     5.40
Class H-1              11,112          (5)                     4.50
Class H-2              16,112          (6)                     2.70
Class H-9              11,112          (7)                     9.00
Class H-9.1            11,112          (8)                    11.25
Class H-9.2            11,112          (9)                     7.20
Class H-9.3            11,112          (10)                   13.50
Class H-9.4            11,112          (11)                    5.40
Class H-10             18,519          (12)                    3.60
Class H-11             18,519          (13)                    3.60
Class H-12             27,778          (14)                    2.70
Class H-14             18,519          (15)                    3.60
Class H-15.1           26,251          (16)                    3.60
Class H-15.2           26,251          (17)                    3.60
Class H-15.3           26,251          (18)                    3.60
Class H-15.4           18,381          (19)                    7.20
Class H-15.5           18,381          (20)                    7.20
Class H-15.6           18,381          (21)                    7.20
Class H-15.7           28,898          (22)                   13.50
Class H-15.8           28,898          (23)                   13.50
Class H-15.9           28,898          (24)                   13.50
Class H-16            356,000          (25)                    2.25
Class H-17             18,519          (26)                    7.20
Class I-1               4,167          (27)                    5.40
Class K-1              55,556          (28)                    5.40
Class X             3,988,513          (29)                    8.00
Class Z             3,588,224          (30)                   13.50
                  -----------                          ------------

                    8,430,649                          $ 2.25-13.50
                  ===========                          ============

Warrants (continued)


(1) Class G-5.1 warrants may be exercised to purchase 1,115 shares of common stock for a 60 month period beginning January 22, 1996 and ending January 21, 2001.

(2) Class G-5.2 warrants may be exercised to purchase 919 shares of common stock for a 60 month period beginning September 13, 1996 and ending September 12, 2001.

(3) Class G-6 warrants may be exercised to purchase 3,148 shares of common stock for a 60 month period beginning April 21, 1997 and ending April 20, 2002.

(4) Class G-8 warrants may be exercised to purchase 27,779 shares of common stock for a 37 month period beginning June 5, 1997 and ending June 30, 2000.

(5) Class H-1 warrants may be exercised to purchase 11,112 shares of common stock for a 60 month period beginning August 21, 1996 and ending August 20, 2001.

(6) Class H-2 warrants may be exercised to purchase 16,112 shares of common stock for a 60 month period beginning August 21, 1996 and ending August 20, 2001.

(7) Class H-9 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

(8) Class H-9.1 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

(9) Class H-9.2 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

(10) Class H-9.3 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

(11) Class H-9.4 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

Warrants (continued)

(12) Class H-10 may be exercised to purchase 18,519 shares of common stock for a 50 month period beginning November 2, 1998 and ending December 31, 2002.

(13) Class H-11 may be exercised to purchase 18,519 shares of common stock for a 49 month period beginning December 1, 1998 and ending December 31, 2002.

(14) Class H-12 may be exercised to purchase 27,778 shares of common stock for 34 month period beginning March 1, 1999 and ending December 31, 2002.

(15) Class H-14 may be exercised to purchase 18,519 shares of common stock for a 25 month period beginning December 1, 1999 and ending December 31, 2002.

(16) Class H-15.1 may be exercised to purchase 26,251 shares of common stock for a 32 month period beginning April 30, 2000 and ending December 31, 2002.

(17) Class H-15.2 may be exercised to purchase 26,251 shares of common stock for a 20 month period beginning April 30, 2001 and ending December 31, 2002.

(18) Class H-15.3 may be exercised to purchase 26,251 shares of common stock for a 8 month period beginning April 30, 2002 and ending December 31, 2002.

(19) Class H-15.4 may be exercised to purchase 18,381 shares of common stock for a 32 month period beginning April 30, 2000 and ending December 31, 2002.

(20) Class H-15.5 may be exercised to purchase 18,381 shares of common stock for a 20 month period beginning April 30, 2001 and ending December 31, 2002.

(21) Class H-15.6 may be exercised to purchase 18,381 shares of common stock for a 8 month period beginning April 30, 2002 and ending December 31, 2002.

(22) Class H-15.7 may be exercised to purchase 28,898 shares of common stock for a 32 month period beginning April 30, 2000 and ending December 31, 2002.

(23) Class H-15.8 may be exercised to purchase 28,898 shares of common stock for a 26 month period beginning April 30, 2001 and ending December 31, 2002.

(24) Class H-15.9 may be exercised to purchase 28,898 shares of common stock for a 8 month period beginning April 30, 2002 and ending December 31, 2002.

Warrants (continued)

(25) Class H-16 may be exercised to purchase 356,000 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(26) Class H-17 may be exercised to purchase 18,519 shares of common stock for a 25 month period beginning December 1, 2000 and ending December 31, 2002.

(27) Class I-1 warrants may be exercised to purchase 4,167 shares of common stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

(28) Class K-1 warrants may be exercised to purchase 55,556 shares of common stock for a 19 month period beginning March 1, 1998 and ending October 1, 1999.

(29) Class X may be exercised to purchase 3,988,513 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(30) Class Z warrants may be exercised to purchase 3,588,224 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

At June 30, 1999, there were warrants exercisable to purchase 258,803 shares of common stock. The weighted average exercise price per share for shares exercisable at June 30, 1999 was $5.33, and the weighted average remaining contractual maturities are 3.63 years.

                                                        Exercise Price
                                            Number of         Per
                                             Shares          Share
                                           ------------ ---------------

Balance at June 30, 1998                     3,277,161   3.00-15.00
  Expired                                   (1,102,288)  3.00-13.50
  Issued                                     6,255,776   2.25-13.50
                                             ---------  -----------

Balance at June 30, 1999                     8,430,649   2.25-15.00
                                             =========  ===========

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

The following table sets forth information regarding incentive stock options granted under the 1994 and 1996 Plans:
                                                                  Exercise
                                                                    Price
                                                    Number of        Per
                                                     Shares         Share
                                                  -------------  ------------

Balance, June 30, 1998                               227,672       1.72-15.00

      Granted                                        484,957       1.25-15.00
      Exercised                                      (17,500)       4.00-5.38
      Expired                                       (190,279)      1.13-13.50
                                                    --------      ------------

Balance, June 30, 1999                               504,850       1.55-15.00
                                                    ========      ===========

At June 30, 1999, there were options exercisable to purchase 174,167 shares of common stock. The weighted average exercise price per share for shares exercisable at June 30, 1999 was $3.75 and the weighted average contractual maturities are 3.52 years.

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans.

Pro Forma Disclosures

Had compensation cost for options and warrants issued by the Company been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                            June 30,
                                                   ---------------------------
                                                       1999          1998
                                                   -----------    ------------


      Net loss - as reported                        $(3,653,965)  $(2,377,693)
      Net loss - pro forma                           (5,822,685)   (2,938,606)
      Basic loss per common share - as reported            (.40)         (.38)
      Basic loss per common share - pro forma              (.64)         (.47)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants; dividend yield of 0%; expected volatility of 90%
(1999) and 88% (1998); discount rate of 5.5%; and expected lives of five months to five years.


Note 6 - Related Party Transactions

During the year ended June 30, 1999, the Company entered into an agreement with a shareholder to provide the Company $626,667 of consulting services over a 31 and 1/3 month period ending December 31, 2001. The agreement states that all warrants held by the related party, other than Z warrants, will convert to X warrants and all Z warrants issued between April 1, 1999 and May 21, 1999 will convert to X warrants. The Company also issued a note payable to the related party which had an outstanding balance of $626,667 at June 30, 1999. The Company incurred consulting expenses of $26,667 during the year ended June 30, 1999 relating to this agreement.

The Company also received $993,623 in advances from a related party which were converted into a note payable as part of a credit facility made available to the Company under various notes payable.

The Company also issued a note payable to a related party for $260,000 in exchange for two mortgage loans receivable which have been valued at a predecessor cost (Note 11).

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

The principal temporary differences that result in a deferred tax asset are due to the losses generated since inception. The Company has generated a long-term deferred tax asset of approximately $4,988,000 that is fully impaired because of a lack of profitable operating history. Accordingly, there is no net deferred tax asset reflected in the accompanying financial statements.

The Company is a taxable corporation and has carry-forward operating losses of approximately $14,672,000 which expire in the following years. Furthermore, utilization may be further limited due to change in ownership.

           2004                                     $ 12,000
           2005                                      242,000
           2006                                      239,000
           2007                                       19,000
           2008                                      338,000
           2009                                      224,000
           Thereafter                             13,598,000
                                                 -----------

                                                 $14,672,000
                                                 ===========

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

The Company has entered into an employment agreement with a non-related party for a period commencing December 1, 1998 and ending November 30, 2003. The Agreement provides for a base salary of $132,000 per year and various benefits, with annual review for increases, bonuses and benefits.

For the periods ended June 30, 1999 and 1998, a shareholder of the Company provided office space to the Company. Rent expense for 1999 and 1998 was $42,900.


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

Note 10 - Impaired Contract Costs

During the year ended June 30, 1999, the Company experienced changes in regulations over environmental standards relating to their industry along with significant price changes in the industry. As a result, management recorded a $339,000 write-off to reduce work in progress, $151,000 of deferred revenue and $65,633 of capitalized deferred charges were also written off at June 30, 1999.


Note 11 - Subsequent Events (Unaudited)

For the period July 1, 1999 through September 22, 1999, the Company received $437,741 of adding money from a shareholder. The shareholder received 437,741 "X" warrants and the total principal and interest can be converted into restricted common stock at $1.80 per share.

On September 14, 1999, the Company sold the two mortgages it received on May 22, 1999 from the LTLK Defined Benefit Plan for $202,750. The Company has also received $6,717 in interest from the two mortgages for a total of $209,467.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Within the twenty-four (24) months prior to the date of our most recent Financial Statements and through the date of this report, we have had no disagreements with our accountants on accounting or financial disclosure.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Executive Officers and Directors

The following table sets forth the names, ages and positions held with respect to each Director and Executive Officer since July 23, 1999. See our Form 8-K dated July 23, 1999 for the announcement of board and officer changes reflected in this table.

Name              Age   Position(s)               Period of Service

Mark A. Smith     49    Chairman and President    May 21, 1999 to Present

Jon Northrop      56    Chief Executive Officer,  April 9, 1992 to Present
                        Chief Financial Officer,
                        Secretary, Treasurer and
                        Director

Jere Northrop     57    Director                  April 9, 1992 to Present

Ronald G. Cullis  63    Director                  November  1, 1994 to Present

The following table sets forth the names, ages, and positions held with respect to each Director and Executive Officer as of June 30, 1999 and prior to the July 23, 1999 changes.

Name              Age   Position(s)               Period of Service

Mark A. Smith     49    Chairman                  May 21, 1999 to Present

Jon Northrop      56    Chief Executive Officer,  April 9, 1992 to Present
                        Secretary, and Director

Jere Northrop     57    Chief Operating Officer,  April 9, 1992 to Present
                        President, and Director

M. Duane Stutzman 60    Chief Financial Officer,  August  31,  1993 to Present
                        Treasurer, and Director

Ronald G. Cullis  63    Director                  November 1, 1994 to Present

John Schwanekamp  51    Director                  August  31,  1993 to Present

M. Duane Stutzman and Edward Lamb are the only other executive employees who are expected to make a significant contribution to the company. Mr. Stutzman is the President of Bion Technologies, Inc. and Vice President of BionSoil, Inc. Mr. Lamb is the President of BionSoil, Inc. and Vice President of Bion Technologies, Inc. Mr. Stutzman and Mr. Lamb are not Directors or Executive Officers of Bion and as such not involved in policy making decisions of Bion.

Mark A. Smith has been our Chairman since May 21, 1999 and President since July 23, 1999. He was the president of RSTS Corporation prior to its merger with Bion Technologies in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a Bachelor of Science degree from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-present).

Jon Northrop has been our Chief Executive Officer, and Secretary since
April 9, 1992. Mr. Northrop is a founder of Bion Technologies, Inc. and has been its Chief Executive Officer since its inception in September 1989. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelors degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post-graduate research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

Jere Northrop was our Chief Operating Officer from April, 1992 until July
23, 1999 and is currently our Chief Technology Officer. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to July 23, 1999. Prior to founding Bion he had ten years experience in the management of operations and process control of a large municipal advanced wastewater treatment plant at Amherst, New York (1979-1989). He also has 25 years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelors degree in Biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in Biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at both the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop also is an Officer and Director of AutoGnomics Corporation (without compensation) and is the brother of Jon Northrop.

Ronald G. Cullis has been a director of Bion since November 1, 1994. He has spent the last ten years with PENSA and Altman Weill Pensa, national consulting firms oriented towards law firms, in-house legal departments and other service enterprises as a consultant, manager, and partner. From 1980 to 1985, Mr. Cullis served as the Executive Director of Milbank, Tweed, Hadley & McCloy, a New York City law firm. Prior to that time he worked for 20 years in various positions including Vice President-Finance, and Treasurer for Oceaneering International, Inc., Senior Vice President Finance, Treasurer and Director for Vetco, Inc., Vice President and Controller for Fluor Corporation, and in various planning and analysis capacities with a number of other corporations. Mr. Cullis received a B.A. degree in economics from Williams College in Williamstown, Massachusetts in 1960.

We have an Executive Committee consisting of Mark A. Smith and Jon
Northrop and an Operating Committee consisting of Mark A. Smith, M. Duane Stutzman and Edward Lamb, which were established on July 1, 1999. See our Form 8-K dated August 20, 1999. Prior to our July 1, 1999 changes, we had an Executive Committee consisting of Messrs. Jon Northrop, Jere Northrop and Duane Stutzman and Audit and Compensation Committees consisting of Messrs. John Schwanekamp and Ronald Cullis. The Audit and Compensation committees were eliminated on July 1, 1999.

Family Relationships

Jon Northrop and Jere Northrop are brothers.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the aggregate direct remuneration for the fiscal years ended June 30, 1999, 1998, and 1997 to each executive officer.




                          SUMMARY COMPENSATION TABLE


                                                    ANNUAL COMPENSATION                   AWARDS                      PAYOUTS
                                               -----------------------------  ------------------------------   ---------------------
                                                                                 RESTRICTED      SECURITIES
                                                                                   STOCK         UNDERLYING      LTIP
                                               SALARY 1    BONUS      OTHER        AWARDS         OPTIONS/      PAYOUTS    ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR           ($)        ($)        ($)            $            SARs(#)        ($)         ($)
---------------------------    ----------     ----------  --------  --------  --------------  --------------   ---------  ----------

Mark A. Smith                     1999         26,667 2      --         --           --             --            --         --
  Chairman and
  President

Jon Northrop 3                    1999        150,000        --         --           --          153,000          --         --
  Chief Execu-                    1998        150,000        --         --           --          225,000 5        --         --
  Officer and                     1997        150,000        --         --           --             --            --         --
  Secretary

Jere Northrop 3                   1999        150,000        --         --           --          122,000          --         --
  Chief Operat-                   1998        150,000        --         --           --          225,000 5        --         --
  Officer                         1997        150,000        --         --           --             --            --         --

Duane Stutzman 4                  1999        120,000        --         --         30,000        227,452          --         --
  Chief Finan-                    1998        120,000        --         --           --          190,000 6        --         --
  cial Officer                    1997        120,000        --         --           --           20,000          --         --
  and Treasurer

1. Includes Compensation paid by Bion Technologies, Inc., our wholly-owned subsidiary.
2. Compensation for the period May 21, 1999 through June 30, 1999.
3. Management deferred and accrued $50,000 of each year's salary as a liability to conserve cash.
4. Management deferred and accrued $30,000 of each year's salary as a liability to conserve cash.
5. These warrants were part of the January 1, 1998 warrant exchange (See 8-K/A dated December 1, 1997).
6. 170,000 of these warrants were part of the January 1, 1998 warrant exchange
   (See 8-K/A dated December 1, 1997).



                             Option/SAR Grants Table



                            Number of               % of Total
                            Securities             Options/SARs
  Name and                  Underlying              Granted to                Exercise
  Principal                Options/SARs              Employees                 or Base
   Position                  Granted(#)            in Fiscal Year             Price($/Sh)         Expiration Date
----------------            ------------          ----------------           -------------       -----------------
Mark A. Smith
Chairman of the
Board  and President

Jon Northrop                  153,000                   8.6%                    $2.25                 12/31/01
Chief Executive Officer
 and Secretary

Jere Northrop                 122,000                   6.9%                    $2.25                 12/31/01
Chief Operating Officer

Duane Stutzman                 63,000                   3.5%                    $2.25                 12/31/02
Chief Financial                55,556                   3.1%                    $2.70                 12/31/02
Officer and                    44,448                   2.5%                    $3.60                 12/31/02
Treasurer                      22,224                   1.2%                    $7.20                 12/31/02
                               22,224                   1.2%                   $13.50                 12/31/01
                               20,000                   1.1%                    $7.25                 12/31/98


          Aggregated Option/SAR Exercises and FY-End Option/SAR Values


                                                                           Number of
                                                                           Securities            Value of
                                                                           Underlying           Unexercised
                                                                           Unexercised          In-the-Money
                                                                           Options/SARs         Options/SARs
                                                                           at FY-end(#)          at FY-end(#)
 Name and Principal         Shares Acquired                                Exercisable/          Exercisable/
     Position                 on Exercise         Value Realized($)       Unexercisable         Unexercisable
---------------------        -------------       -------------------     ---------------       ---------------
Mark A. Smith                                                             (un) 6,312,1641
Chairman of the
Board and President

Jon Northrop                                                                 (un) 667,581
Chief Executive Officer
and Secretary

Jere Northrop                                                                (un) 578,882
Chief  Operating Officer

Duane Stutzman                                                                     55,556
Chief Financial Officer                                                     (un)  251,170
and Treasurer


1. This number includes the total options and warrants held by Mark A. Smith and his wife (169,905), LTLK (2,556,523), and Dublin Holding Ltd. (3,585,736). LTLK and DHL holdings are included as Mr. Smith has voting power over securities owned by both of these shareholders. See also Item 11 in this 10-KSB.

Compensation of Directors

Effective September 1, 1993, outside Directors are compensated at a rate of $75 per month for their contributions. On June 14, 1996 the Board of Directors adopted the 1996 Nonemployee Director Stock Plan. There were no awards made during the fiscal year ended June 30, 1997. On August 20, 1997, November 18, 1998, and August 5, 1999 we granted, pursuant to our 1996 Nonemployee Director Stock Option Plan, the following options to the two outside directors Mr. Cullis and Mr.
Schwanekamp:

      Grant date     Number of shares          Exercise Price

      08/20/97       11,1121                   $1.551

      08/20/97       11,1121                   $2.041

      11/18/98       11,1121                   $2.911

      08/05/99       10,000                    $1.61

1. Adjusted subsequent to the May 1999 dividend.


Employment Contracts and Terms of Employment and Change in Control Arrangements

On December 1, 1997, we entered into separate employment agreements with Jon Northrop, Jere Northrop, and M. Duane Stutzman, which agreements may be referenced in our Form 8-K/A dated December 1, 1997.

On May 21, 1999, we entered into a consulting agreement with LoTayLingKyur, Inc. for the services of Mark A. Smith as Chairman. This consulting agreement may be referenced in our Form 8-K dated May 21, 1999.

      Incentive Compensation Plans

On July 9, 1993, the Board of Directors adopted the Fiscal Year 1994
Incentive Plan ("Plan"), which was ratified by our shareholders on August 30, 1993. The maximum number of shares of Common Stock which may be issued under the Plan is the greater of 250,000 shares or 20% of our outstanding Common Stock. See Item 10 of our Form 10-KSB dated June 30, 1998 for specific details on this Plan.

The following shares were issued during fiscal year 1999 to Directors and Executive Officers under the Plan:

We granted 27,778 options to M. Duane Stutzman our Chief Financial Officer to purchase shares of common stock at $2.70 per share commencing on March 1, 1999 and expiring of December 31, 2002. We also granted Mr. Stutzman: 22,224 options with an exercise price of $3.60 per share, 11,112 options with an exercise price of $7.20 per share, and 11,112 options with an exercise of price $13.50 per share under the fiscal year 1994 Incentive Plan. The options will vest one-third (April 20, 2000), one-third (April 30, 2001), and one-third (April 30, 2002) and will expire on December 31, 2002. (The number of shares and pricing of the above options reflect post May 1999 dividend adjustments.)

On June 14, 1996, the Board of Directors adopted the 1996 Nonemployee
Director Stock Plan ("Director Plan"), which plan will be submitted for ratification by our shareholders at the next meeting of the shareholders. The maximum number of shares of Common Stock which may be issued under the Director Plan is 100,000 shares. See Item 10 of our Form 10-KSB dated June 30, 1998 for specific details on this Director Plan.

See Table in Compensation of Directors section above for shares issued to non-employee directors under the Director Plan.

Indemnification

The Articles of Incorporation and the Bylaws provide that we may indemnify our officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in our best interest and is a party to such actions by reason of his status as an officer or director.

Insofar as indemnification for liabilities arising under the Securities
Act of 1933 (the "Act") may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Report on Repricing of Options/SARs

We have not during the fiscal year ending June 30, 1999 repriced any stock options or SARs previously awarded to any of the named executive officers.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table sets forth information as of September 22, 1999 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by management to be the owner of more than 5% of the outstanding Common Stock, (ii) each officer and director, and (iii) all officers and directors as a group:

  Name and Address
of Beneficial Owner
  Percent of Class        Amount and Nature of     Beneficial Owner
-----------------------   --------------------    -----------------

Mark A. Smith                 4,162,117 1                 40.7
409 Spruce Street
Boulder, CO 80302

Jon Northrop                    693,483 2                  6.8
1922 W. Sanibel Court
Littleton, CO  80120

Jere Northrop                   349,941 3                  3.4
1961 Tonawanda Creek Road
Amherst, NY  14228

LoTayLingKyur, Inc.             729,138 4                  7.1
Terminal Way, #3
Reno, NV  89502

Dublin Holding, Ltd.          2,498,504 5                 24.4
c/o AmeriLawyer, Ltd.
Attn: Lloyd Rodney, Esq.
Harbor House
P.O. Box 120, Grand Turk
Turks & Caicos Isl., B.W.I.

Ronald G. Cullis                 27,289 6                   .3
76 Northview Lane
Chesapeake City, MD 21915

Management as a Group         5,216,951                   50.9
(4 persons)


1. Includes 934,475 shares owned by Mark A. Smith and his wife plus all shares owned by LTLK and Dublin Holding, Ltd. ("DHL"), which are voted by Mr. Smith. See Notes 3 and 4 to our Notes to Consolidated Financial Statements. This figure does not include securities owned by their adult children or the 169,905 Class X warrants exerciseable at $8.00 per share commencing January 1, 2000 and ending December 31, 2001, which are owned by Mr. Smith and his wife.

2. Jon Northrop owns of record 693,483 shares and has investment rights for 693,483 shares. This total includes 15,879 shares owned by the Family Trust U/A 3rd U/W Catherine Northrop. Does not include 4,400 shares owned by his wife and 118,814 shares owned by adult children of Jon Northrop each of which Mr. Northrop disclaims beneficial ownership. Does not include 125,074 Class X warrants exerciseable at $8.00 per share commencing January 1, 2000 and ending December 31, 2001; 389,507 Class Z warrants exerciseable at $13,50 per share commencing January 1, 2000 and ending December 31, 2001; or 153,000 Class H-16 warrants exerciseable at $2.25 per share commencing on January 1, 2000 and ending December 31, 2001.

3. Jere Northrop owns of record 349,941 shares and has investment rights for 349,941 shares. The total includes 15,879 shares owned by the Family Trust U/A 3rd U/W Catherine Northrop. Does not include 334,400 shares owned by his wife, 79,572 shares owned by an adult child of Jere Northrop and 14,300 shares owned by the Jere and Lynn Northrop Family Foundation, each of which Mr. Northrop disclaims beneficial ownership. Does not include 60,739 Class X warrants exerciseable at $8.00 per share commencing January 1, 2000 and ending December 31, 2001; 396,143 Class Z warrants exerciseable at $13.50 per share commencing January 1, 2000 and ending December 31, 2001; or 122,000 Class H-16 warrants exerciseable at $2.25 per share commencing on January 1, 2000 and ending December 31, 2001.

4. The figure indicated includes 708,458 shares owned by LoTayLingKyur, Inc. ("LTLK") and 20,680 shares in its pension plan. Does not include warrants to purchase restricted stock owned by LTLK as follows: Class X Warrants to purchase 2,556,523 shares of common stock at $8.00 per share until December 31, 2001 (of which 263,760 are owned by its pension plan) and Class Z Warrants to purchase 1,029,213 shares of common stock at $13.50 per share until December 31, 1999. In addition, LTLK owns convertible promissory notes with an outstanding balance of $2,328,271 as of August 31, 1999 (of which $268,639 is owned by its pension plan), which are convertible at $1.80 per share (1,293,484 shares, in aggregate as of that date).

5. Dublin Holding, Ltd. - Mark A. Smith has the right to vote all shares pursuant to a voting agreement. Does not include Class Z Warrants to purchase 1,255,104 shares of common stock at $13.50 per share commencing January 1, 2000 and ending December 31, 2001 and Class X Warrants to purchase 528,038 shares of common stock at $8.00 per share until December 31, 2001.

6. Includes options to purchase 21,168 shares of common stock. This does not include 1,022 Class X warrants exerciseable at $8.00 per share commencing January 1, 2000 and ending December 31, 2001.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a list of certain relationships and related party transactions in the previous two years.

We entered into the following transactions with LoTayLingKyur, Inc. ("LTLK"), a major shareholder of Bion, of which Mark A. Smith, Chairman, has voting power over its shares.

|X| During the period of March 15, 1999 to June 30, 1999, LTLK has made consistent advances to Bion to cover operating expenses. LTLK holds a convertible promissory note with outstanding principal on these advances of $993,623 with a total interest accrued of $11,122 as of June 30, 1999. The outstanding principal and balance is convertible into Bion's common stock at $1.80 per share. LTLK also received Class X warrants to purchase one share of Bion common stock for every dollar of principal advanced. See promissory note in our Form 8-K dated May 21, 1999.

|X| During the period between November 6, 1998 to February 28, 1999, LTLK purchased 127,002 shares of restricted and legended Bion common stock and 282,230 Class Z warrants in private placement investments totaling $412,750.

|X| The LTLK Defined Benefit Plan holds a note for $260,000 in principal received for two mortgages assigned to Bion plus 260,000 Class X warrants and accrued interest of $3,439 as of June 30, 1999. See our Form 8-K dated May 22, 1999.

|X| On May 21, 1998 we entered into a credit facility with LTLK for a maximum amount not to exceed $1,500,000. On June 30, 1998 the Company converted all of the then outstanding debt ($300,000 of principal and $677 of interest) into 50,113 shares of common stock at $6.00 per share and 150,000 warrants at $7.50 per share exercisable for the period commencing July 1, 1998 and expiring December 31, 2000. (See 8-K dated May 21, 1998.) As of November 5, 1998 the Company had converted the balance of the note payable ($75,000) and interest ($2,170) into 12,862 shares of restricted and legended common stock and 37,500 warrants exercisable at $7.50 per share commencing on November 5, 1998 and expiring on December 31, 1999. (These later warrants were subsequently converted into Class X warrants, see below, and therefore do not reflect post dividend adjustments.)

|X| On May 21, 1999, we entered into a consulting agreement with LTLK for the services of Mr. Smith as Chairman. See our Form 8-K dated May 21, 1999 for the terms of this agreement. LTLK received a convertible promissory note with principal of $626,667 on which $8,288 of interest has accrued as of June 30, 1999. The outstanding principal is convertible into shares of common stock at $1.80 per share. LTLK also received a Class X warrant to purchase 626,667 shares of common stock. In addition to the above note, and as additional consideration to LTLK for Mr. Smith's services, we converted the following warrants held by LTLK into one Class X warrant to purchase 897,990 shares of common stock at $8.00:

           Class          # of Shares               Exercise Price
           -----          -----------               --------------
           L              150,000                      $7.50
           L5             37,500                       $7.50
           G6             1340                         $6.00
           G7             24,750                       $4.00
           G8             75,000                       $6.00
           Z              609,400                     $15.00
                          -------
                          897,990

Effective May 21, 1999, Jon Northrop, our CEO, relinquished his voting rights on securities owned by LTLK and Dublin Holding Ltd. ("DHL"), two major shareholders of Bion. Following this relinquishment, and also effective May 21, 1999, Mark A. Smith, our Chairman, was granted the power to vote the securities as proxy of LTLK and DHL. See prior voting agreements in our Form 10-KSB dated June 30, 1998.

Effective May 28, 1999, Harley Northrop, father to Jon and Jere Northrop, agreed to exchange one short-term convertible promissory note for one long-term convertible promissory note. The initial principal of the new note was $308,114.23 with a due date of December 31, 2001. The outstanding principal and interest is convertible into Bion's common stock at $1.80 per share. See Item 12 in our Form 10-KSB dated June 30, 1998.

We entered into two short term promissory notes with the Family Trust U/A
3rd U/W Catherine Northrop on two separate occasions: (1) effective July 15, 1997 in the amount of $7,000 and (2) effective June 15, 1998 in the amount of $20,000.

We made agreements with five parties, including Jon Northrop, CEO, Jere Northrop, CTO, M. Duane Stutzman, CFO, the Family Trust U/A 3rd U/W Catherine Northrop and one other employee; whereby, the Company issued long-term promissory notes to each party for payables aggregating $793,500. See exhibit
10.5 in our Form 8-K dated May 21, 1999.

Effective January 1, 1998, holders of 84% of our common stock (post transaction) participated in an exchange transaction (the "Exchange") conducted pursuant to Section 351 of the Internal Revenue Code of 1986 as amended that resulted in the exchange of 7,463,012 warrants of various classes for 4,351,348 shares of restricted stock and 2,832,909 Class Z Warrants to purchase shares of our common stock at $15.00 per share for a 24 month period commencing January 1, 2000. See analysis of our capital structure following this exchange in Item 12 of our Form 10-KSB dated June 30, 1998. See Note 5 in Notes to Consolidated Financial Statements for adjustments subsequent to our May, 1999 stock/warrant dividend.

Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-KSB, above.

All past and future and ongoing transactions with affiliates are and will be on terms, which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to affiliates, officials and Bion shareholders will be approved by a majority vote of the disinterested directors.


                              PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

The Exhibits listed in the Index to Exhibits appearing at page 23 are filed as part of this report.

Reports on Form 8-K

The following current reports on Form 8-K were filed during fiscal year 1999 and the first quarter of fiscal year 2000:

           Form 8-K dated:
                July 1, 1998: items 5 & 7
                March 15, 1999: items 5 & 7
                May 21, 1999: items 5 & 7
                May 22, 1999: items 5 & 7
                June 22, 1999: items 5 & 7
                July 23, 1999: items 5 & 7

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, we have caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BION   ENVIRONMENTAL   TECHNOLOGIES,
INC.


Date:  September 28, 1999               By:/s/ Jon Northrop
-------------------------                      Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name and Capacity                                  Date
------------------------------                ----------------

/s/Mark A. Smith, Chairman, President         September 28, 1999
   and Director

                                              September 28, 1999
/s/Jon Northrop, Chief Executive
Officer, Chief Financial Officer,
Treasurer, Secretary and Director

                                              September 28, 1999
/s/Jere Northrop, Director


                                              September 28, 1999
/s/Ronald G. Cullis, Director

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

(21) List of Subsidiaries. Attached as Exhibit 21.1and incorporated herein by reference.

(22)  Published Report Regarding Matters Submitted to Vote.  None.

(23) Consents of Experts. Attached to financial statements and incorporated herein by reference.

(24)  Power of Attorney.  None.

(27)  Financial Data Schedule.  Attached.

(28) Information from Reports Furnished to State Insurance Regulatory Authorities. None.

(29)  Additional Exhibits.  None.