Form 10QSB
period 1999-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 1999-11-15
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      September 30, 1999   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number 0-19333


                      Bion Environmental Technologies, Inc.
             (Exact name of registrant as specified in its charter)


            Colorado                                        84-1176672
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


     555 17th Street, Suite 3310, Denver, Colorado             80202
       (Address of principal executive offices)              (Zip Code)



                                 (303) 294-0750
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     The number of shares outstanding of registrant's classes of common stock, as of November 10, 1999:
Common Stock, No Par Value, 10,302,381

Transitional Small Business Disclosure Format (Check one): Yes ___   No  X

                           TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                     PAGE NO.

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets:
                June 30, 1999 and
                September 30, 1999.......................3

          Consolidated Statements of Operations:
                For the Three Month Periods Ended
                September 30, 1998 and
                September 30, 1999.......................4

          Consolidated Statement of Changes in
           Stockholders Equity for the Period June 30,
           1999 through September 30, 1999...............5

          Consolidated Statements of Cash Flows:
                For the Three Month Periods Ended
                September 30, 1998 and
                September 30, 1999.................... 6-7

          Notes to Consolidated Financial
          Statements..................................8-13


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS.................................13

PART II   OTHER INFORMATION

ITEMS 1-6       .....................................17-18

PART I Financial Information

ITEM 1.   Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.

                           Consolidated Balance Sheet


                                                                September 30,      June 30,
                                                                     1999              1999
                                                                ------------      ------------
                                                                 (Unaudited)        (Audited)
                                     Assets
Current assets
   Cash and cash equivalents ..............................     $     21,563      $     55,583
   Accounts receivable (Net of allowance
    of $2,000) ............................................           60,932            60,452
   Contract receivables (net of allowance
    of $10,000) ...........................................           11,310            33,310
   Mortgage Receivables held for sale .....................          260,000
   Prepaid consulting service, current portion ............          240,000           240,000
           Total current assets ...........................          333,805           649,345
                                                                ------------      ------------

Property and equipment
   Computers and equipment ................................          316,967           316,967
   Accumulated depreciation ...............................         (160,260)         (146,207)
                                                                ------------      ------------
                                                                     156,707           170,760
Other assets
   Prepaid consulting service, long-term
    portion ...............................................          300,000           360,000
   Other prepaid assets ...................................          193,235            86,735
   Patents, net ...........................................           39,026            39,834
   Deposits and other .....................................           11,072            10,557
                                                                ------------      ------------
           Total other assets .............................          543,333           497,126
                                                                ------------      ------------

Total assets ..............................................     $  1,033,845      $  1,317,231
                                                                ============      ============


                      Liabilities and Stockholders' Deficit
Current liabilities
   Accounts payable .......................................     $    347,704      $    340,202
   Accounts payable - related party .......................            7,499            17,924
   Related party notes payable and accrued
    interest ..............................................          216,596           210,589
   Capital lease obligations ..............................           48,340            55,688
   Accrued expenses .......................................           26,098            31,740
   Accrued payroll ........................................          386,628           319,461
                                                                ------------      ------------
           Total current liabilities ......................        1,032,865           975,604

Long-term liabilities
   Related party notes payable and accrued
    interest ..............................................        3,124,582         2,478,264
   Related party note payable and accrued
   interest for consulting services .......................          653,755           634,955
   Capital lease obligations ..............................           31,695            37,196
                                                                ------------      ------------
           Total liabilities ..............................        4,842,897         4,126,019
                                                                ------------      ------------

Commitments and contingencies

Stockholders' deficit
   Common stock, no par value, 100,000,000
    shares authorized, 10,231,631 shares issued
    and outstanding .......................................       12,304,606        12,060,705
   Common stock subscribed ................................           60,000
   Accumulated deficit ....................................      (16,113,658)      (14,929,493)
                                                                ------------      ------------
           Total stockholders' deficit ....................       (3,809,052)       (2,808,788)
                                                                ------------      ------------

Total liabilities and stockholders' deficit ...............     $  1,033,845      $  1,317,231
                                                                ============      ============

                See notes to consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.

                      Consolidated Statements of Operations


                                                   Three Months Ended
                                                      September 30,
                                             ------------------------------
                                                  1999             1998
                                             ------------      ------------

Soil sales .............................     $     43,948      $     28,372

System contract revenues ...............             --              35,500
                                             ------------      ------------

Total revenues .........................           43,948            63,872

Contract costs
                                                   99,463           122,841
                                             ------------      ------------

Gross (loss) ...........................          (55,515)          (58,969)

General and administrative expenses ....          879,726           382,475

Research and development
                                                   88,816            66,999
                                             ------------      ------------

Loss from operations ...................       (1,024,057)         (508,443)

Other income (expense)
   Interest income .....................            3,473                17
   Interest expense ....................         (111,089)          (15,148)
   Other income/expense, net ...........            4,758            (2,659)
     Loss of Sale of Mortgage Receivable
                                                  (57,250)             --
                                             ------------      ------------

Net loss and comprehensive loss ........     $ (1,184,165)     $   (526,233)
                                             ============      ============

Basic loss per common share ............     $      (0.12)     $      (0.06)
                                             ============      ============

Weighted common shares outstanding .....       10,200,378         8,833,960
                                             ============      ============


                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

            Consolidated Statement of Changes in Stockholders' Equity



                                             Common Stock
                                     ----------------------------         Stock         Accumulated
                                        Shares          Amount          Subscribed         Deficit            Total
                                     -----------     ------------      -----------      ------------      ------------

Balances at June 30, 1999 .....       10,092,795     $ 12,060,705     $     60,000      $(14,929,493)     $ (2,808,788)


Conversion of common stock
 subscriptions to Notes Payable             --               --            (60,000)             --             (60,000)


Issuance of common stock
for cash ......................           66,667          100,000             --                --             100,000


Issuance of common stock
 for services .................           72,169          143,901             --                --             143,901

Net (loss) for the period ended
 September 30, 1999 ...........             --               --               --          (1,184,165)       (1,184,165)
                                     -----------     ------------      -----------      ------------      ------------

Balances at
 September 30, 1999 ...........       10,231,631     $ 12,304,606             --        $(16,113,658)     $ (3,809,052)
                                     ===========     ============      ===========      ============      ============


                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows


                                                          Three Months Ended
                                                              September 30,
                                                     ----------------------------
                                                         1999              1998
                                                     -----------      -----------
Cash flows from operating activities
  Net loss .....................................     $(1,184,165)     $  (526,233)
                                                     -----------      -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities -
    Depreciation and amortization ..............          14,053           14,044
    Issuance of stock for services,
     compensation and interest .................         143,901           10,725
    Issuance of subscribed stock for services ..         (60,000)          11,500
    Issuance of note payable for consulting
     services ..................................          60,000             --
    Loss on sale of mortgage receivables .......          57,250             --
    Changes in assets and liabilities -
      Receivables ..............................          21,520             (863)
      Prepaid expenses and other ...............        (107,015)              29
      Accounts payable .........................          (2,923)          34,832
      Accrued liabilities.......................          61,525           51,493
                                                     -----------      -----------
        Net cash used in operating activities ..        (995,854)        (404,473)
                                                     -----------      -----------

Cash flows from investing activities
  Purchases of equipment .......................            --             (2,969)
  Investment in patents ........................             808             --
                                                     -----------      -----------
        Net cash (used in) provided by
         investing activities ..................             808           (2,969)
                                                     -----------      -----------

Cash flows from financing activities
  Proceeds from sale of mortgages ..............         202,750             --
  Proceeds from notes payable ..................         671,125          175,000
  Proceeds from stock and stock subscription
   issuances ...................................         100,000          161,674
  Proceeds from exercise of options and warrants            --             82,500
  Payments on capital lease obligations ........         (12,849)         (17,006)
                                                     -----------      -----------
        Net cash provided by financing
         activities ............................         961,026          402,168
                                                     -----------      -----------

Net increase in cash and cash equivalents ......         (34,020)          (5,274)
Cash and cash equivalents at beginning of period          55,583           19,104
                                                     -----------      -----------

Cash and cash equivalents at end of period .....     $    21,563      $    13,830
                                                     ===========      ===========


                See notes to consolidated financial statements.

Continued on following page.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows


Continued from previous page.


Supplemental disclosure of cash flow information
     Cash paid during the quarter for interest was $3,129 (1999)and $4,437
     (1998).

Supplemental disclosures of non-cash financing activities for the quarter ended September 30, 1999 -
    Converted $310,455 of accounts payable to notes payable. Converted $78,333 in accrued expenses into a note payable. Converted $99,330 in accrued interest into notes payable

Supplemental disclosures of non-cash financing activities for the quarter ended September 30, 1998-
    Converted $1,500 of common stock subscribed into 300 shares of common stock.


                See notes to consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

     The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Company") is incorporated by reference to the Company's annual report on Form 10-KSB/A at June
30, 1999.

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

Note 2 - Continued Operations

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of September 30, 1999, the Company has incurred accumulated losses totaling $16,113,658, resulting in an accumulated stockholders' deficit of $3,809,052. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note 3 - Capital Structure

     Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock

     As of November 10, 1999 the Company had 10,302,381 shares of Common Stock issued and outstanding.


Options

                                       Vesting Date    Expires
                                      --------------  ---------
Directors
                       $1.55   11,112     Vested       08/19/02
                       $2.04   11,112     Vested       08/19/02
                       $2.91   11,112     Vested       11/17/03
                       $1.61   10,000     Vested       08/04/04
                              -------
   Total Directors             43,336

Employees (Vested)     $2.50   40,000     Vested       12/31/01
                       $2.70   27,778     Vested       12/31/02
                       $3.04    1,112     Vested       01/28/01
                       $3.60    3,334     Vested       03/03/00
                       $3.60    1,019     Vested       03/18/00
                       $3.60    2,693     Vested       05/17/00
                       $3.60    7,750     Vested       06/30/00
                       $3.60   19,445     Vested       08/01/00
                       $3.60    9,935     Vested       12/31/01
                       $3.60   19,525     Vested       12/31/02
                       $3.72    1,112     Vested       08/31/00
                       $4.05    1,112     Vested       11/30/00
                       $5.40    1,600     Vested       03/03/00
                       $5.40    1,226     Vested       05/17/00
                       $5.40    4,276     Vested       06/30/00
                       $5.40   15,485     Vested       12/31/01
                       $5.63    1,112     Vested       05/31/00
                       $7.20   37,753     Vested       12/31/01
                       $9.00   11,112     Vested       12/31/01
                              -------
Total Vested                  207,379


Employees (Non-vested) $3.60   26,251   04/30/00       12/31/02
                       $3.60   26,251   04/30/01       12/31/02
                       $3.60   26,251   04/30/02       12/31/02
                       $3.60   10,000   08/01/00       12/31/02
                       $3.60   10,000   08/16/99       12/31/02
                       $5.40   10,613   11/19/99       12/31/02
                       $5.40    1,556   03/04/00       12/31/02
                       $5.40    1,038   03/16/00       12/31/02
                       $5.40    1,464   04/01/00       12/31/02
                       $5.40    1,038   06/01/00       12/31/02
                       $5.40   10,000   08/01/00       12/31/02
                       $5.40    1,038   09/01/00       12/31/02
                       $7.20      770   12/16/99       12/31/01
                       $7.20    1,334   02/03/00       12/31/01
                       $7.20    1,464   04/01/00       12/31/02
                       $7.20   18,381   04/30/00       12/31/02
                       $7.20    1,926   08/04/00       12/31/02
                       $7.20    1,482   08/11/00       12/31/02
                       $7.20   10,613   11/19/00       12/31/02
                       $7.20    1,556   03/04/01       12/31/02
                       $7.20    1,038   03/16/01       12/31/02
                       $7.20   18,381   04/30/01       12/31/02
                       $7.20    1,038   06/01/01       12/31/02
                       $7.20   10,000   08/16/01       12/31/02
                       $7.20    1,038   09/01/01       12/31/02
                       $7.20   18,381   04/30/02       12/31/02
                       $7.20   10,000   08/16/02       12/31/02
                      $13.50   28,898   04/30/00       12/31/02
                      $13.50   28,898   04/30/01       12/31/02
                      $13.50   28,898   04/30/02       12/31/02

Total Non-vested              309,596

Total Employees and
 Directors                    560,311

Warrants

As of November 10, 1999, the Company has the following warrants outstanding:

 Warrant                Shares   Expiration Date         Exercise Price
----------            ---------  ---------------         --------------

Class G-5.1             1,115          (1)                     2.70
Class G-5.2               919          (2)                     2.70
Class G-6               3,148          (3)                     5.40
Class G-8              27,779          (4)                     5.40
Class H-1              11,112          (5)                     4.50
Class H-2              16,112          (6)                     2.70
Class H-9              11,112          (7)                     9.00
Class H-9.1            11,112          (8)                    11.25
Class H-9.2            11,112          (9)                     7.20
Class H-9.3            11,112          (10)                   13.50
Class H-9.4            11,112          (11)                    5.40
Class H-10             18,519          (12)                    3.60
Class H-11             18,519          (13)                    3.60
Class H-12             27,778          (14)                    2.70
Class H-14             18,519          (15)                    3.60
Class H-15.1           26,251          (16)                    3.60
Class H-15.2           26,251          (17)                    3.60
Class H-15.3           26,251          (18)                    3.60
Class H-15.4           18,381          (19)                    7.20
Class H-15.5           18,381          (20)                    7.20
Class H-15.6           18,381          (21)                    7.20
Class H-15.7           28,898          (22)                   13.50
Class H-15.8           28,898          (23)                   13.50
Class H-15.9           28,898          (24)                   13.50
Class H-16            412,000          (25)                    2.25
Class H-17             18,519          (26)                    7.20
Class I-1               4,167          (27)                    5.40
Class X             4,428,969          (28)                    8.00
Class Z             3,588,224          (29)                   13.50
Class AA.01            15,000          (30)                    5.40
                  -----------                          --------------

                    8,886,549                          $   2.25-13.50
                  ===========                          ==============


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

(25) Class H-16 may be exercised to purchase 412,000 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(26) Class H-17 may be exercised to purchase 18,519 shares of common stock for a 25 month period beginning December 1, 2000 and ending December 31, 2002.

(27) Class I-1 warrants may be exercised to purchase 4,167 shares of common stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

(28) Class X may be exercised to purchase 4,428,969 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(29) Class Z warrants may be exercised to purchase 3,588,224 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(30) Class AA.01 warrants may be exercised to purchase 15,000 shares of common stock for approximately a 28 month period beginning August 12, 19999 and ending December 31, 2001.

At November 10, 1999, there were warrants exercisable to purchase 255,284 shares of common stock.




Note 4 - Subsequent Events

     During the month of October 1999 we issued 70,750 shares of free trading stock under our Fiscal Year 1994 Incentive Plan to six employees.

     For the period October 1, 1999 through November 10, 1999, we received $171,827 of additional money from a shareholder. The shareholder received 171,827 Class X warrants and the total principal and interest can be converted into restricted stock at $1.80 per share.


ITEM 2.   Management's Discussion and Analysis

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

Management's Discussion of Financial Condition and Results of Operations

      Financial Condition and Results of Operations

     The financial statements contained in this 10-QSB show more than $12,300,000 being invested in Bion as of September 30, 1999. We have a negative net worth of $3,809,502, cumulative deficit of $16,113,658, limited current revenues, and substantial current operating losses. (Note that the negative net worth is approximately equal to the outstanding long-term debt to management and major shareholders, the largest part of which is convertible into Bion's restricted and legended common stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.

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

      Liquidity and Capital Resources

     Our Consolidated Balance Sheet shows Current assets of $333,805 and Total assets of $1,033,845. Our Current and total liabilities as of September 30, 1999 are $1,032,865 and $4,842,897, respectively. Total assets decreased by $283,386 from June 30, 1999. This change is primarily attributable to the sale of the mortgage receivables (see our 10-KSB/A dated June 30, 1999). Cash and cash equivalents decreased $34,020 from June 30, 1999. Our current ratio (current assets / current liabilities) is 0.32 as of September 30, 1999 as compared to
0.67 as of June 30, 1999.

     Total liabilities increased $716,878 in the three month period ended September 30, 1999. Accrued salaries and notes payable increased by $67,167 and $665,118, respectively. The notes payable increase were to related parties or employees.

     Our Stockholders' Equity account reflects a total of 138,836 shares of common stock issued in the quarter ended September 30, 1999. We issued 66,667 shares of common stock for cash ($100,000) and 72,169 shares of common stock for services ($143,901). Of these shares, we issued a total of 74,502 shares of legended and restricted common stock and 64,334 shares of unrestricted stock. The Company issued a note to an employee and as part of the note reclassified $60,000 of subscribed stock into the note payable.

      Results of Operations

     Comparison of the Three Months Ended September, 30 1999 with the Three Months Ended September 30, 1998

     Revenue in the three months ended September 30, 1999 was $43,948 compared to $63,872 for the corresponding three month period in 1998, a decrease of $19,924. Contract costs were lower in the 1999 three month period by $23,378 due to decreased expenses associated with system design and New York BionSoil processing. The above resulted in a gross loss for the period ended September 30, 1999 of $55,515 as compared to a gross loss of $58,969 for the same three month period in 1998. No system sales occurred in the quarter ended September 30, 1999, due to hog industry and regulatory changes (see explanation below).

     General and administrative expenses were higher by $497,251 due to an increase in employee compensation ($107,000), professional expenses ($167,000), and investor relation expenses ($193,000).

     The Company recorded $111,089 in interest expense on its notes payable and $88,816 in research and development costs. The Company also recorded a loss of $57,250 on the sale of the mortgage receivables in the quarter. As a result of the above, the Company recorded a net loss of $1,184,165 in the three month period ended September 30, 1999, compared to a net loss of $526,233 for the three month period ended September 30, 1998.

     The Company will need to increase sales significantly to obtain profitability.

     Trends, Events and Uncertainties

     Liquidity

     We continue to have difficulty raising finances for operations. Funding for operations occurs primarily through equity financing. The following identifies cash sources over the past two fiscal years.

           Convertible
            Debt/Notes            Stock     Revenue (cash)    Options      Total
           -----------          --------   ----------------   --------  ----------

LTLK       $1,503,750            $282,750                               $1,786,500

Other        $300,000          $1,039,826   $577,407          $889,938  $2,807,171

Total      $1,803,750          $1,322,576   $577,407          $889,938  $4,593,671


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

     Management believes that over the next several quarters, if the strengthening in hog prices continues, it will result in more contracts being signed and work resuming (or commencing) on some existing contracts that have been slowed or put on hold.*

     As a result of the problems facing the hog industry, we have increased our focus on expanding Bion's presence in the dairy farm system markets to offset the reduction in hog system sales. To support this shift, as well as to gain access to the large western United States market, we have recently added sales personnel in California and the Pacific Northwest. Management believes that this recent expansion in conjunction with increasing hog prices may assist us in accelerating our system sales pace.*

     Regulatory Environment

     We have experienced an adverse impact in selected regions due to changes and uncertainties in regulatory positions. For example, Colorado voters passed an amendment in November 1998 (Amendment 14) that places significant constraints on large hog farms in the state. The extended election campaign and subsequent rule making process completely stopped our progress on system contracts for 350,000 hogs on farms in Eastern Colorado. It is not likely that work will resume on this contract, nor for us to acquire significant additional contracts in Colorado, until this situation is completely resolved and a consistent regulatory practice is established.* We face a similar slow down of new contract activity in North Carolina as the result of a state wide moratorium on construction of new or expanded hog farms (retrofits of waste handling systems on existing farms are proceeding) which may be extended. Numerous other states, including without limitation, Georgia, Minnesota, Florida, California, and New York have adopted or are considering new regulations on large animal raising facilities. Additionally, litigation is in process in a number of states. The short term impact on our business has been negative but management believes the trend to stricter regulations will help our business in the long run.*

     There is growing activity at the state and federal levels to protect the environment from pollution caused by animal raising facilities. Although future regulations may benefit us in obtaining system contracts, the current ambiguity in the regulatory environment is causing farmers to delay implementation of waste treatment technologies.* For example, on March 9, 1999, Vice President Gore announced a federal strategy to decrease non-point source pollution of lakes, rivers, and streams caused by large livestock facilities. A joint effort by the Environmental Protection Agency and the Department of Agriculture developed the UNSAFO (Unified National Strategy for Animal Feeding Operations). UNSAFO will require large animal facilities to obtain Clean Water Act discharge permits and to develop nutrient management plans for animal feeding operations. UNSAFO will also require integrators, large livestock companies that contract with smaller operators to raise their animals, to share responsibility for meeting regulatory requirements. This strategy is not a new regulation nor is it a substitute for existing Federal regulations; however, it does give an indication of the potential regulatory environment. In addition, President Clinton and the EPA have indicated that they are planning on enforcing a provision of the Clean Water Act that requires states to assess the health of every body of water within their borders, determine the maximum allowable levels of pollutants for each one and then parcel out the responsibility for meeting these goals to individual polluters. This includes point and non-point source polluters.

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

PART II Other Information

ITEM 1.    Legal Proceedings

     The Company knows of no material pending legal proceedings to which the Company (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to the Company.


ITEM 2.    Changes in Securities and Use of Proceeds

     The following securities were sold in the three month period ended September 30, 1999 without registration under the Securities Act of 1933, as amended:

     Warrants

ss. We issued a Class X Warrant to purchase 440,456 shares of restricted and legended common stock at $8.00 per share. The warrant is exercisable from January 1, 2000 to December 31, 2001. Bion received cash advances in consideration for this warrant for use in operations. See Note 4 of our 10-KSB/A dated June 30, 1999.

ss. We issued a Class AA.01 Warrant to purchase 15,000 shares of restricted and legended common stock at $5.40 per share. The warrant is exercisable from August 12, 1999 to December 31, 2001. Bion received consulting services as consideration for this warrant.

ss. We issued a Class H.16 Warrant to purchase 56,000 shares of restricted and legended common stock at $8.00 per share. The warrant is exercisable from January 1, 2000 to December 31, 2001. Bion received employment services in consideration for this warrant.

        Common Stock

ss. 66,667 shares of restricted and legended common stock to one private investor in a privately negotiated transaction for an aggregate amount of $100,000.

ss. 7,835 shares of restricted and legended common stock to two consultants in lieu of cash for services rendered valued at, in aggregate, $12,835.

        Convertible Notes

ss. We added $504,230.18 of principal and interest to the convertible notes listed in Note 4 of Notes to Consolidated Financial Statements in our 10-KSB/A dated June 30, 1999.

     The shares of the Company's Common Stock which were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with the Company and was provided with appropriate offering documents and access to material information regarding the Company. The Company believes that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of the Company's Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to the Company's transfer agent in accordance therewith.

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.

Index to Exhibits

(2)  Plan  of  acquisition,   reorganization,   arrangement,   liquidation,   or
     succession. None.

(4)  Instruments defining the rights of holders, incl. Indentures. None.

(10) Material contracts. None.

(11) Statement re: computation of per share earnings. None.

(15) Letter on unaudited interim financial information. None.

(18) Letter on change in accounting principles. None.

(19) Reports furnished to security holders. None.

(22) Published report regarding matters submitted to vote. None.

(20) Other documents or statements to security holders. None.

(23) Consents of experts and counsel. None.

(24) Power of attorney. None.

(27) Financial Data Schedule. See below.

(99) Additional exhibits. None.


Reports on Form 8-K

     The following current reports on Form 8-K were filed during the quarter following our 10-KSB/A dated June 30, 1999.

1.   Form 8-K dated August 1, 1999: Items 5 & 7 2. Form 8-K dated July 23, 1999:
     Items 5 & 7 3. Form 8-K dated May 22, 1999: Items 5 & 7





                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                               Bion Environmental Technologies, Inc.



                               /s/Jon Northrop
                                  Jon Northrop, Chief Executive Officer




Dated:    November 12, 1999