Form 10QSB
period 1999-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-02-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
      December 31, 1999   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


Commission file number 0-19333


                      Bion Environmental Technologies, Inc.
             (Exact name of registrant as specified in its charter)


                  Colorado                         84-1176672
       -------------------------------         --------------------
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)


 555 17th Street, Suite 3310, Denver, Colorado       80202
 --------------------------------------------- --------------------
   (Address of principal executive offices)        (Zip Code)



                                 (303) 294-0750
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of registrant's classes of common stock, as of February 11, 2000:

Common Stock, No Par Value, 11,807,660

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Unaudited Consolidated Balance Sheets:
                June 30, 1999 and December 31, 1999

          Unaudited Consolidated Statements of Operations:
                For Six Months Periods Ended
                December 31, 1998 and
                December 31, 1999

          Unaudited Consolidated Statements of Operations:
                For the Three Month Periods Ended
                December 31, 1998 and
                December 31, 1999

          Unaudited Consolidated Statement of Changes in Shareholders
           Equity for the Period June 30, 1999 through December 31, 1999

          Unaudited Consolidated Statements of Cash Flows:
                For the Three Month Periods Ended
                December 31, 1998 and
                December 31, 1999

          Notes to Unaudited Consolidated Financial
          Statements


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS

PART II   OTHER INFORMATION

ITEMS 1-6

PART I Financial Information

ITEM 1.   Financial Statements

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                           Consolidated Balance Sheets


                                                                December 31,        June 30,
                                                                    1999              1999
                                                                ------------      ------------
                                                                 (Unaudited)
                                     Assets
Current assets
   Cash and cash equivalents ..............................     $    662,177      $     55,583
   Accounts receivable (net of allowance of
    $2,000)                                                           28,054            60,452
   Contract receivables (net of allowance of
    $10,000)                                                           1,310            33,310
     Work in Progress .....................................            6,000              --
   Mortgage Receivables held for sale .....................             --             260,000
   Prepaid consulting service, current portion ............          240,000           240,000
                                                                ------------      ------------
           Total current assets ...........................          937,541           649,345
                                                                ------------      ------------

 Property and equipment
   Computers and equipment ................................          316,967           316,967
   Accumulated depreciation ...............................         (174,052)         (146,207)
                                                                ------------      ------------
                                                                     142,915           170,760
                                                                ------------      ------------
Other assets
   Prepaid consulting service, long-term portion ..........          240,000           360,000
   Other prepaid assets ...................................          159,476            86,735
   Patents, net ...........................................           38,218            39,834
   Deposits and other .....................................           11,222            10,557
                                                                ------------      ------------
           Total other assets .............................          448,916           497,126
                                                                ------------      ------------

Total assets ..............................................     $  1,529,372      $  1,317,231
                                                                ============      ============


                      Liabilities and Shareholders' Deficit
Current liabilities
   Accounts payable .......................................     $     49,948      $    340,202
   Accounts payable - related party .......................             --              17,924
     Note payable and accrued interest ....................          200,865           190,065
   Related party notes payable and accrued ................           21,739            20,524
interest
   Capital lease obligations ..............................           40,336            55,688
   Accrued expenses .......................................           19,441            31,740
   Accrued payroll ........................................          135,318           319,461
                                                                ------------      ------------
           Total current liabilities ......................          467,647           975,604

Long-term liabilities
   Related party notes payable and accrued
    interest ..............................................        4,051,279         2,478,264
   Related party note payable and accrued
   interest for consulting services .......................          672,710           634,955
   Capital lease obligations ..............................           26,427            37,196
                                                                ------------      ------------
           Total liabilities ..............................        5,218,063         4,126,019
                                                                ------------      ------------

Commitments and contingencies

Shareholders' deficit
   Common stock, no par value, 100,000,000
    shares authorized, 11,781,410 and 10,092,795 shares
     issued and outstanding at December 31, 1999 and
     June 30, 1999, respectively...........................       14,417,935        12,060,705
   Common stock subscribed ................................             --              60,000
     Non-recourse promissory note .........................         (500,000)             --
     Related party note payable discount ..................         (461,644)             --
   Accumulated deficit ....................................      (17,144,982)      (14,929,493)
                                                                ------------      ------------
           Total Shareholders' deficit ....................       (3,688,691)       (2,808,788)
                                                                ------------      ------------

Total liabilities and Shareholders' deficit ...............     $  1,529,372      $  1,317,231
                                                                ============      ============

            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Operations


                                                    Six Months Ended
                                                       December 31,
                                             ------------------------------
                                                  1999            1998
                                             ------------      ------------

Soil sales .............................     $     55,262      $     43,228

System contract revenues ...............           16,000            60,696
                                             ------------      ------------

Total revenues .........................           71,262           103,924

Contract costs .........................          161,195           210,748
                                             ------------      ------------

Gross (loss) ...........................          (89,933)         (106,824)

General and administrative expenses ....        1,665,072           910,657

Research and development ...............          160,140           122,307
                                             ------------      ------------

Loss from operations ...................       (1,915,145)       (1,139,788)

Other income (expense)
   Interest income .....................            4,471              --
   Interest expense ....................         (247,380)          (34,995)
   Other income (expense), net .........             (185)           (5,723)
   Loss on Sale of Mortgage Receivable            (57,250)             --
                                             ------------      ------------

Net loss and comprehensive loss ........     $ (2,215,489)     $ (1,180,506)
                                             ============      ============

Basic loss per common share ............     $       (.21)     $       (.13)
                                             ============      ============

Weighted common shares outstanding .....       10,533,338         8,892,784
                                             ============      ============

            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Operations


                                              Three Months Ended
                                                 December 31,
                                        ------------------------------
                                            1999              1998
                                        ------------      ------------

Soil sales ........................     $     11,314      $     14,856

System contract revenues ..........           16,000            25,196
                                        ------------      ------------

Total revenues ....................           27,314            40,052

Contract costs ....................           61,732            87,907
                                        ------------      ------------

Gross (loss) ......................          (34,418)          (47,855)

General and administrative expenses          785,346           518,183

Research and development ..........           71,324            55,308
                                        ------------      ------------

Loss from operations ..............         (891,088)         (621,346)

Other income (expense)
   Interest income ................              998              --
   Interest (expense) .............         (136,291)          (19,847)
   Other income (expense), net ....           (4,943)          (13,080)
                                        ------------      ------------

Net loss and comprehensive loss ...     $ (1,031,324)     $   (654,273)
                                        ============      ============


Basic loss per common share .......     $       (.09)     $       (.07)
                                        ============      ============

Weighted common shares outstanding        10,866,299         8,951,608
                                        ============      ============

            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

       Unaudited Consolidated Statement of Changes in Shareholders' Equity


                                                             Non-Recourse    Common     Related Party
                                      Common                  Promissory      Stock      Note Payable Shareholders'  Accumulated
                                      Shares       Amount         Note      Subscribed      Discount     Deficit        Total
                                   -----------   ---------    -----------  ------------  ------------  -----------   ------------

Balances at June 30, 1999          10,092,795    $12,060,705  $       --   $  60,000      $     --     $(14,929,493)  $(2,808,788)

Conversion of common stock
  subscriptions to notes payable          --            --            --     (60,000)            --          --           (60,000)

Issuance of common stock
  for cash                             66,667        100,000          --        --              --           --           100,000

Issuance of common stock
  for services                         72,169        143,901          --        --              --           --           143,901

Net (loss) for the three months
  ended September 30, 1999                --            --             --        --              --       (1,184,165)   (1,184,165)
                                   ----------    -----------     ---------    -------      ---------   ------------   -----------
Balances at
  September 30, 1999               10,231,631     12,304,606          --        --              --      (16,113,658)   (3,809,052)

Issuance of common
 stock for cash                       210,500        318,250          --        --              --           --           318,250

Issuance of common
 stock for services                   106,853        205,830          --        --              --           --           205,830

Issuance of warrants
 for cash (net of $500,000
 non-recourse promissory note)            --       1,000,000       (500,000)    --              --           --           500,000

Issuance of stock in conversion
  of a note payable                    60,000        127,605          --        --              --           --            127,605

Issuance of stock and warrants
  in related party note payable
  and warrant exchange              1,172,426        461,644          --        --          (461,644)        --               --

Net (loss) for three months
  Ended December 31, 1999                --            --             --        --              --       (1,031,324)   (1,031,324)
                                   ----------    -----------     ---------    -------      ---------   ------------   -----------

Balances at 12/31/99               11,781,410    $14,417,935     $(500,000)   $  --        $(461,644)  $(17,144,982)  $(3,688,691)
                                   ==========    ===========     =========    =======      =========   ============   ===========


            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Cash Flows


                                                          Six Months Ended
                                                             December 31,
                                                     ----------------------------
                                                        1999              1998
                                                     -----------      -----------
Cash flows from operating activities
  Net loss .....................................     $(2,215,489)     $(1,180,506)

  Adjustments to reconcile net loss to net cash
   used in operating activities -
    Depreciation and amortization ..............          29,461           28,099
    Issuance of stock for services,
     compensation and interest .................         349,731           23,620
    Issuance of subscribed stock for services ..         (60,000)          23,000
    Issuance of note payable for consulting
     services ..................................         120,000             --
    Loss on sale of mortgage receivables .......          57,250             --
    Changes in assets and liabilities -
      Receivables and work-in-progress..........          58,398           24,666
      Prepaid expenses and other ...............         (73,406)             349
      Accounts payable .........................        (308,178)          93,194
      Accrued liabilities ......................        (196,442)         155,587
                                                     -----------      -----------
        Net cash used in operating activities ..      (2,238,675)        (831,991)
                                                     -----------      -----------

Cash flows from investing activities
  Purchases of equipment .......................            --             (2,969)
                                                     -----------      -----------
        Net cash (used in) provided by
          investing activities .................            --             (2,969)
                                                     -----------      -----------


Cash flows from financing activities
  Payments on notes payable ....................            --             (3,000)
  Proceeds from sale of mortgages ..............         202,750             --
  Proceeds from notes payable ..................       1,622,785          235,000
  Proceeds from stock and stock subscription
   issuances ...................................         545,855          539,424
  Proceeds from exercise of options and warrants            --             82,500
  Proceeds from sale of warrants ...............         500,000             --
  Payments on capital lease obligations ........         (26,121)         (34,622)
                                                     -----------      -----------
        Net cash provided by financing
         activities ............................       2,845,269          819,302
                                                     -----------      -----------


Net increase in cash and cash equivalents ......         606,594          (15,658)
Cash and cash equivalents at beginning of period          55,583           19,104
                                                     -----------      -----------

Cash and cash equivalents at end of period .....     $   662,177      $     3,446
                                                     ===========      ===========


Continued on following page.

            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Cash Flows


Continued from previous page.


Supplemental disclosure of cash flow information
     Cash paid during the six months for interest was $6,668 (1999) and $10,464
     (1998).

Supplemental disclosures of non-cash financing activities for the six months ended December 31, 1999 -
     Converted $310,455 of accounts payable to notes payable.

     Converted $78,333 in accrued expenses into a note payable.

     Converted $224,855 in accrued interest into notes payable

     Converted a $60,000 stock subscription into a note payable.

     Issued 2,500,000 warrants for $500,000 cash and a note receivable of $500,000.

     Exchanged convertible notes payable with related parties and issued 1,172,426 shares of common stock and additional class z warrants in exchange for outstanding class x warrants, valued at $461,644.

Supplemental disclosures of non-cash financing activities for the six months ended December 31, 1998-
     Converted $3,000 of common stock subscribed into 800 shares of common stock.

     Converted $77,710 of notes payable and interest into 12,862 shares of common stock.

            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Summary of Accounting Policies

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Company") is incorporated by reference to the our annual report on Form 10-KSB/A at June 30, 1999.

The accompanying unaudited financial statements and disclosures reflect all adjustments (all of which are normal recurring adjustments) in the ordinary course of business which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow. The results of operations for the periods indicated are not necessarily indicative of the results for a full year.


Note 2 - Continued Operations

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. We have not yet begun earning significant revenue from its planned principal operations. Consequently, as of December 31, 1999, we have incurred accumulated losses totaling $17,144,982, resulting in an accumulated Shareholders' deficit of $3,688,691. Cash flows from current operations are not sufficient to meet obligations. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that we will be able to successfully attain profitable operations or raise sufficient capital.


Note 3 - Capital Structure

Because we have a relatively complex capital structure the following capital structure details are set forth:

Common Stock
------------

As of February 11, 2000 we had 11,807,660 (1) shares of Common Stock issued and outstanding.

Options
-------


                                                        Expiration
                                                        ----------
Directors
                       $1.55   11,112      Vested        08/19/02
                       $2.04   11,112      Vested        08/19/02
                       $2.91   11,112      Vested        11/17/03
                       $1.61   10,000      Vested        08/04/04
                              -------
   Total Directors             43,336



Employees (Vested)     $2.25  474,000 (2)  Vested        12/21/01
                       $2.50   40,000 (3)  Vested        12/31/01
                       $2.50   19,445      Vested        08/01/00
                       $2.50   40,000      Vested        12/31/02
                       $2.70   55,556      Vested        12/31/02
                       $3.04    1,112      Vested        01/28/01
                       $3.60   87,461      Vested        03/03/00-12/31/02
                       $3.72    1,112      Vested        08/31/00
                       $4.05    1,112      Vested        11/30/00
                       $5.40   33,200      Vested        03/03/00-12/31/01
                       $5.63    1,112      Vested        05/31/00
                       $7.20   39,857      Vested        12/31/01
                       $9.00   11,112      Vested        12/31/01
                              -------




Total Employees (Vested)      805,079
Total Vested
 (Directors and Employees)    848,415

(1) Includes 16,666 shares not vested at February 11, 2000.

(2) Each holder has agreed to exercise these options with outstanding promissory notes of Bion upon certain conditions.

(3) Holder has agreed to exercise using outstanding long term payable of Bion upon certain conditions.

Employees                                  Vesting Dates        Expiration
(Non-vested)
                       $2.50  300,000   03/30/00-06/30/02   12/31/01-06/30/03
                       $3.60  220,707   04/30/00-04/30/02   12/31/02
                       $5.40   16,134   03/16/00-09/01/00   12/31/02
                       $7.20  212,161   03/04/00-08/16/02   12/31/01-12/31/02
                      $13.50  176,988   04/30/00-04/30/02   12/31/02
                              -------
Total Non-vested              925,990


  Total Vested and
   Non-Vested               1,774,405

Warrants
--------

As of February 11, 2000, we have the following warrants outstanding:

   Warrant                Shares         Expiration Date          Exercise Price
-------------         -------------      ---------------          --------------

Class AA.01            15,000                    (1)                    5.40
Class D2P           2,500,000                    (2)                    1.75
Class D2C           2,500,000                    (3)                    2.50
Class G-5.1             1,115                    (4)                    2.70
Class G-5.2               919                    (5)                    2.70
Class G-6               3,148                    (6)                    5.40
Class G-8              27,779                    (7)                    5.40
Class H-1              11,112                    (8)                    4.50
Class H-2              16,112                    (9)                    2.70
Class H-9              11,112                   (10)                    9.00
Class H-9.1            11,112                   (11)                   11.25
Class H-9.2            11,112                   (12)                    7.20
Class H-9.3            11,112                   (13)                   13.50
Class H-9.4            11,112                   (14)                    5.40
Class H-10             18,519                   (15)                    3.60
*Class H-16            38,000                   (16)                    2.25
Class I-1               4,167                   (17)                    5.40
**Class X           1,116,012                   (18)                    8.00
***Class Z          6,323,884                   (19)                   13.50
                    ---------                                    -----------

                   12,631,327                                    $1.75-13.50
                   ----------                                    -----------

* Holder has agreed to exercise by cancellation of promissory note of Bion on certain conditions.

** Holders of approximately 415,199 Class X Warrants have agreed to participate in a future registered exchange offer subject to terms and conditions.

*** Holders of approximately 5,937,823 Class Z Warrants have agreed to participate in a future registered exchange offer subject to certain terms and conditions.

1. Class AA.01 warrants may be exercised to purchase 15,000 shares of common stock for approximately a 28 month period beginning August 12, 1999 and ending December 31, 2001.

2. Class D2P warrants may be exercised to purchase 2,500,000 shares of common stock for a 60 month period beginning December 23, 1999 and ending December 31, 2004.

3. Class D2C warrants may be exercised to purchase 2,500,000 shares of common stock for a 54 month period beginning January 1, 2000 and ending June 30, 2004.

4. Class G-5.1 warrants may be exercised to purchase 1,115 shares of common stock for a 60 month period beginning January 22, 1996 and ending January 21, 2001.

5. Class G-5.2 warrants may be exercised to purchase 919 shares of common stock for a 60 month period beginning September 13, 1996 and ending September 12, 2001.

6. Class G-6 warrants may be exercised to purchase 3,148 shares of common stock for a 60 month period beginning April 21, 1997 and ending April 20, 2002.

7. Class G-8 warrants may be exercised to purchase 27,779 shares of common stock for a 37 month period beginning June 5, 1997 and ending June 30, 2000.

8. Class H-1 warrants may be exercised to purchase 11,112 shares of common stock for a 60 month period beginning August 21, 1996 and ending August 20, 2001.

9. Class H-2 warrants may be exercised to purchase 16,112 shares of common stock for a 60 month period beginning August 21, 1996 and ending August 20, 2001.

10.Class H-9 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

11.Class H-9.1 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

12.Class H-9.2 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

13.Class H-9.3 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

14.Class H-9.4 Warrants may be exercised to purchase 11,112 shares of common stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

15.Class H-10 may be exercised to purchase 18,519 shares of common stock for a 50 month period beginning November 2, 1998 and ending December 31, 2002.

16.Class H16 may be exercised to purchase 38,000 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2002.

17.Class I-1 warrants may be exercised to purchase 4,167 shares of common stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

18.Class X may be exercised to purchase 1,116,012 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

19.Class Z warrants may be exercised to purchase 6,323,884 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

At February 11, 1999, there were warrants exercisable to purchase 12,631,327 shares of common stock.

Convertible Notes
-----------------

The following notes can be converted, in whole or in part, at the holders' option into shares of common stock at a price of $1.80 per share.

                                  Note Amount        Underlying Shares of Stock
                                --------------       --------------------------
                                                            (at 12/31/99)

LTLK                             $1,151,754.14                 639,864

LTLK                             $  279,102.99                 155,058
 Defined Benefit
 Plan

Dublin Holding, Ltd.             $1,655,854.84                 919,920

H. Northrop                      $  330,079.78                 183,378
                                 -------------              ----------


TOTAL                            $3,416,791.75               1,898,220


Holders of the above convertible notes have agreed to convert under certain conditions. See our Forms 8-K and 8-K/A-1 dated December 11, 1999.

We have $1,543,095 in long term notes due on December 31, 2001 (including the H. Northrop note above). Holders of $1,213,015 of the long term notes have agreed to exercise outstanding options/warrants under certain conditions. See Forms 8-K and 8-K/A-1 dated December 11, 1999. A total of $3,086,712 in long-term convertible notes are due on December 31, 2002. (See above.)


Note 4 - Accounting on Material Agreements

In connection with our agreements between D2 Co. LLC ("D2"), as reported on Forms 8-K and 8-K/A-1 dated December 11 ,1999, we issued 2,500,000 warrants for $1,000,000 receiving $500,000 cash and a $500,000 non-recourse promissory note. The promissory note has been recorded as a reduction to equity until payment is received on the related warrants.

We have also issued 2,500,000 warrants as part of the payment for services to be rendered by D2 under the related agreements. We will record the value of the warrants issued and recognize the expense over the three-year life of the agreement.

In connection with the exchange of related party convertible notes payable and warrants for new convertible notes payable, common stock and warrants, we have recorded $461,644 as a discount on the new related party notes payable. Due to the involvement of related parties, we have presented the discount as a contra to Shareholders' deficit. The amounts recorded reflect the difference in fair values of the equity instruments exchanged. The discount is being amortized over the life of the debt as additional interest expense. See our Forms 8-K and 8-K/A-1 dated December 11, 1999.


Note 5 - Subsequent Events

During the month of January 2000 we issued 21,950 shares of registered stock under our Fiscal Year 1994 Incentive Plan as bonuses to 18 employees.

During the period of January 1, 2000 through February 11, 2000 we issued 2,300 shares of registered stock under our Fiscal Year 1994 Incentive Plan to two consultants for compensation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

The discussion below contains forward-looking statements (denoted with asterisk (*) at the end of each such statement and printed in italics) made in reliance upon the provisions of Rule 175 promulgated under the Securities Act of 1933 and should be read in conjunction with our consolidated financial statements and the Notes thereto. This discussion is qualified in its entirety by the risk factors discussed herein.

Management's Discussion of Financial Condition and Results of Operations

Financial Condition and Results of Operations
---------------------------------------------

The financial statements contained in this 10-QSB show more than $13,400,000 being invested in Bion as of December 31, 1999. We have a negative net worth of $3,688,691, cumulative deficit of $17,144,982, limited current revenues, and substantial current operating losses. (Note that the negative net worth is less than the outstanding long-term debt is to management and major shareholders, the largest part of which is convertible into Bion's common stock. Bion may convert notes held by LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding Ltd. under specific conditions. In addition, management note holders (and family entities) have agreed to use long-term notes owed by Bion to exercise outstanding options and warrants of Bion under specific conditions. See our Forms 8-K and 8-K/A-1 dated December 11, 1999. See also Footnote 3 to the Financial Statements above.)

Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until sales of Bion systems and BionSoil are sufficient to fund operations.

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

Liquidity and Capital Resources
-------------------------------

Our Consolidated Balance Sheet shows Current assets of $937,541 and Total assets of $1,529,372. Our Current and total liabilities as of December 31, 1999 are $467,647 and $5,218,063, respectively. Total assets increased by $212,141 from June 30, 1999. The change is primarily attributable to the increase cash from the sale of warrants partially offset by the loss on the sale of the mortgage receivable (see our 10-KSB/A dated June 30, 1999) and prepaid consulting. Cash and cash equivalents increased by $606,594 from June 30, 1999. Our current ratio (current assets / current liabilities) is 2.00 as of December 31, 1999 as compared to 0.67 as of June 30, 1999.

Total liabilities increased $1,092,044 in the six month period ended December 31, 1999. Notes payable increased by $1,622,785 partially offset by a decrease in accrued salaries and accounts payable of $184,143 and $308,178, respectively. The notes payable increases were to related parties or employees and will convert into stock if certain conditions are met.

Our common stock reflects a total of 1,688,615 shares of common stock issued in the six month period ended December 31, 1999. We issued 277,167 shares of common stock for cash ($418,250) and 179,022 shares of common stock for services ($349,731). We also issued 1,172,426 shares of common stock in an exchange of Class X Warrants for common shares and Class Z Warrants (see our Forms 8-K and 8-K/A-1 dated on December 11, 1999) and 60,000 shares to two employees as loans and received short term notes for the value of the stock sales. Of these shares, we issued a total of 1,466,401 shares of legended and restricted common stock and 222,214 shares of unrestricted stock. We issued a note to an employee and as part of the note reclassified $60,000 of subscribed stock into the note payable. We also received $500,000 cash and a $500,000 non-recourse promissory note for the issuance of 2,500,000 warrants to purchase common stock at $1.75 per share (See Forms 8-K and 8-K/A-1 dated December 11, 1999.)

Results of Operations
---------------------

Comparison of the Six Months Ended December 31, 1999 with the Six Months Ended December 31, 1998

Revenue in the six months ended December 31, 1999 was $71,262 compared to $103,924 for the corresponding six month period in 1998, a decrease of $32,622. Contract costs were lower in the 1999 six month period by $49,553 due to decreased expenses associated with system design and New York BionSoil processing. The above resulted in a gross loss for the period ended December 31, 1999 of $89,933 as compared to a gross loss of $106,824 for the same six month period in 1998. System sales were lower in the six months ended December 31, 1999, due to hog industry and regulatory changes (see explanation below).

General and administrative expenses were higher by $754,415 due to an increase in employee compensation ($213,000), professional expenses ($272,000), and investor relation expenses ($231,000).

We recorded $247,380 in interest expense on its notes payable and $160,140 in research and development costs. We also recorded a loss of $57,250 on the sale of the mortgage receivables in the quarter. As a result of the above, we recorded a net loss of $2,215,489 in the six month period ended December 31, 1999, compared to a net loss of $1,180,506 for the six month period ended December 31, 1998.

Comparison of the Three Months Ended December 31, 1999 with the Three Months Ended December 31, 1998

Revenue in the three months ended December 31, 1999 was $27,314 compared to $40,052 for the corresponding three month period in 1998, a decrease of $12,738. Contract costs were lower in the 1999 three month period by $26,175 due to decreased expenses associated with system design and New York BionSoil processing. The above resulted in a gross loss for the quarter ended December 31, 1999 of $34,418 as compared to a gross loss of $47,855 for the same three month period in 1998.

General and administrative expenses were higher by $267,163 due to an increase in employee compensation ($123,000), professional expenses ($113,000), and investor relation expenses ($38,000).

We recorded $136,291 in interest expense on its notes payable and $71,324 in research and development costs. As a result of the above, we recorded a net loss of $1,031,324 in the three month period ended December 31, 1999, compared to a net loss of $654,273 for the three month period ended December 31, 1998.

We will need to increase sales significantly to obtain profitability.

Trends, Events and Uncertainties
--------------------------------

Liquidity

The management agreement, reported in our Forms 8-K and 8-K/A-1 dated December 11, 1999, has significantly increased our liquidity and funding for operations. Our current assets to current liabilities ratio is 2.00 as of December 31, 1999. See our Forms 8-K/A-1 dated December 11, 1999 for detailed information on this Management Agreement and recent financing.

The Hog Market Impact

Our system sales growth was negatively impacted as a result of the recent extended deep depression in hog prices, which started in 1998. Prices reached a low of $9.00 per hundred weight in December 1998, down from $43.00 per hundred weight in December 1997. These depressed prices were below the break-even point for many hog growers. The price drop and resulting hog industry losses have caused hog producers to reduce general and capital expenditures and curtail their expansion plans. This industry change has had a significant negative impact on our plans to sign additional contracts within the hog industry and has caused some growers to put systems covered by existing contracts on temporary hold.

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

We have experienced an adverse impact in selected regions due to changes and uncertainties in regulatory positions. For example, Colorado voters passed an amendment in November 1998 (Amendment 14) that places significant constraints on large hog farms in the state. The extended election campaign and subsequent rule making process completely stopped our progress on system contracts for 350,000 hogs on farms in Eastern Colorado. It is not likely that work will resume on this contract, or that we will acquire significant additional contracts in Colorado, until this situation is completely resolved and a consistent regulatory practice is established.* We face a similar slow down of new contract activity in North Carolina as the result of a state wide moratorium on construction of new or expanded hog farms (retrofits of waste handling systems on existing farms are proceeding) which may be extended. Numerous other states, including without limitation, Georgia, Minnesota, Florida, California, and New York, have adopted or are considering new regulations on large animal raising facilities. Additionally, litigation is in process in a number of states. The short term impact on our business has been negative but management believes the trend to stricter regulations will help our business in the long run.*

There is growing activity at the state and federal levels to protect the environment from pollution caused by animal raising facilities. Although future regulations may benefit us in obtaining system contracts, the current ambiguity in the regulatory environment is causing farmers to delay implementation of waste treatment technologies.* For example, on March 9, 1999, Vice President Gore announced a federal strategy to decrease non-point source pollution of lakes, rivers, and streams caused by large livestock facilities. A joint effort by the Environmental Protection Agency and the Department of Agriculture developed the UNSAFO (Unified National Strategy for Animal Feeding Operations). UNSAFO will require large animal facilities to obtain Clean Water Act discharge permits and to develop nutrient management plans for animal feeding operations. UNSAFO will also require integrators, large livestock companies that contract with smaller operators to raise their animals, to share responsibility for meeting regulatory requirements. This strategy is not a new regulation nor is it a substitute for existing Federal regulations; however, it does give an indication of the potential regulatory environment. In addition, President Clinton and the EPA have indicated that they are planning on enforcing a provision of the Clean Water Act that requires states to assess the health of every body of water within their borders, determine the maximum allowable levels of pollutants for each one and then parcel out the responsibility for meeting these goals to individual polluters. This includes point and non-point source polluters.

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



PART II Other Information


ITEM 1.    Legal Proceedings

We know of no material pending legal proceedings to which Bion (or the Subsidiary) is a party or to which any of its systems is the subject and no such proceedings are known to us except as follows:

The Office of the Attorney General of the State of Illinois has filed a formal complaint before the Illinois Pollution Control Board against an Illinois hog producer, who installed a Bion NMS, Murphy Farms, Inc., and Bion Technologies, Inc. alleging violations of the Illinois Environmental Protection Act. We have stated our position to the Illinois Pollution Control Board that the Bion NMS was not properly maintained and operated by the hog producer involved in this suit. The parties involved in the complaint are currently in discussions to solve the problems. Consequently, management reasonably believes that the outcome of this complaint will have no material effect on our business and that it has no liability for any Illinois violations.


ITEM 2.    Changes in Securities and Use of Proceeds

The following securities were sold in the three month period ended December 31, 1999 without registration under the Securities Act of 1933, as amended:

Warrants

We issued a Class D2P Warrant to purchase 2,500,000 shares of restricted and legended common stock at $1.75 per share. The warrant is exercisable from December 23, 1999 to December 31, 2004. Bion received $500,000 in cash for use in operations and a $500,000 secured, non-recourse promissory note in consideration for this warrant. See Exhibit 10.2 to our Forms 8-K and 8-K/A-1 dated December 11, 1999.

We issued a Class D2C Warrant to purchase 2,500,000 shares of restricted and legended common stock at $2.50 per share. The warrant is exercisable from January 1, 2000 to June 30, 2004. Bion received consulting and management services as consideration for this warrant as reported in our Forms 8-K and 8-K/A-1 dated December 11, 1999.

We issued 2,735,660 Class Z Warrants to parties as partial consideration in exchange for outstanding Class X Warrants. See our Forms 8-K and 8-K/A-1 dated December 11, 1999. See below and Footnote 3 to Financial Statements above.

Common Stock

We issued 1,172,426 shares of restricted and legended common stock as partial consideration to parties in exchange for outstanding Class X Warrants. See
Exhibit 10.4 to our Forms 8-K and 8-K/A-1 dated December 11, 1999 and Footnote 3 to Financial Statements above.

We issued 210,500 shares of restricted and legended common stock to five private investors in privately negotiated transactions for an aggregate amount of $318,250.

We issued 16,808 shares of restricted and legended common stock to one company in lieu of cash for services rendered valued at, in aggregate, $16,500.

Convertible Notes

We added $1,202,060 of principal and interest to the convertible notes listed in
Note 4 of Notes to Consolidated Financial Statements in our 10-KSB/A dated June 30, 1999.

Common Stock issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 3.   Defaults Upon Senior Securities.  None

ITEM 4.   Submission of Matters to a Vote of Security Holders.  None

ITEM 5.   Other Information.  None

ITEM 6.   Exhibits and Reports on Form 8-K.

Index to Exhibits

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession. None.
(4) Instruments defining the rights of holders, incl. Indentures. None.
(10) Material contracts. Management and Consulting Agreement with D2 Co. LLC incorporated herein by reference to our Forms 8-K and 8-K/A-1 dated December 11, 1999.
(11) Statement re: computation of per share earnings. None.
(15) Letter on unaudited interim financial information. None.
(18) Letter on change in accounting principles. None.
(19) Reports furnished to security holders. None.
(22) Published report regarding matters submitted to vote.  None.
(20) Other documents or statements to security holders. None.
(23) Consents of experts and counsel. None.
(24) Power of attorney. None.
(27) Financial Data Schedule.
(99) Additional exhibits. None.


Reports on Form 8-K

The following current reports on Form 8-K were filed during the six months following our 10-KSB/A dated June 30, 1999.

Form 8-K dated May 22, 1999: Items 5 and 7
Form 8-K dated July 23, 1999: Items 5 and 7
Form 8-K dated August 1, 1999: Item 5
Form 8-K dated December 11, 1999: Items 5 and 7
Form 8-K/A-1 dated December 11, 1999: Items 5 and 7




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                      Bion Environmental Technologies, Inc.



                      /s/Jon Northrop
                      Jon Northrop, Chief Financial Officer




Dated:    February 14, 2000