Form 10QSB
period 2000-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-05-15
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

1.25

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000 OR ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER 0-19333
                       -------


                      Bion Environmental Technologies, Inc.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


                                                             84-1176672
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


7921 Southpark Plaza,  Suite 200, Littleton, CO                 80120
------------------------------------------------         -------------------
(Address of principal executive offices)                      (Zip Code)



                                 (303) 738-0845
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

The number of shares outstanding of registrant's classes of common stock, as of May 8, 2000: Common Stock, No Par Value, 11,890,418

Transitional Small Business Disclosure Format (Check one): Yes     No  X
                                                               ---    ---

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                   PAGE NO.
------        ---------------------                                   --------

ITEM 1        FINANCIAL STATEMENTS

              Consolidated Balance Sheets:
                      June 30, 1999 and
                      March 31, 2000 (Unaudited)..........................3

              Unaudited Consolidated Statements of Operations:
                      For Nine Month Periods Ended
                      March 31, 1999 and
                      March 31, 2000......................................4

              Unaudited Consolidated Statements of Operations:
                      For the Three Month Periods Ended
                      March 31, 1999 and
                      March 31, 2000......................................5

              Unaudited Consolidated Statement of Changes in
              Shareholders' Equity for the Period June 30, 1999
              through  March 31,  2000....................................6

              Unaudited Consolidated Statements of Cash Flows:
                      For the Nine Month Periods Ended
                      March 31, 1999 and
                      March 31, 2000......................................7

              Notes to Unaudited Consolidated Financial
              Statements..................................................9-14


ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS..............................................15-17

PART II       OTHER INFORMATION

ITEMS 1-6             ...................................................18-19

PART I Financial Information

ITEM 1. Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.

                           Consolidated Balance Sheets


                                                                March 31,       June 30,
                                                                  2000            1999
                                                              ------------    ------------
                                                                Unaudited

                                     Assets
Current assets
    Cash and cash equivalents .............................   $  3,298,849    $     55,583
    Accounts receivable (net of allowance
     of $2,000) ...........................................         23,317          60,452
    Contract receivables (net of
     allowance of $10,000) ................................          3,000          33,310
    Work in Progress ......................................           --              --
    Mortgage Receivables held for sale ....................           --           260,000
    Prepaid assets, current portion .......................        298,083         240,000
                                                              ------------    ------------
              Total current assets ........................      3,623,249         649,345
                                                              ------------    ------------

Property and equipment
    Computers and equipment ...............................        324,513         316,967
    Accumulated depreciation ..............................       (187,566)       (146,207)
                                                              ------------    ------------
                                                                   136,947         170,760

Other assets
    Prepaid assets, long-term portion .....................        317,500         446,735
    Accrued Interest Receivable ...........................         10,000            --
    Patents, net ..........................................         37,410          39,834
    Deposits and other ....................................         15,768          10,557
                                                              ------------    ------------
              Total other assets ..........................        380,678         497,126
                                                              ------------    ------------

Total assets ..............................................   $  4,140,874    $  1,317,231
                                                              ============    ============

                      Liabilities and Shareholders' Deficit

Current liabilities
    Accounts payable ......................................   $     19,376    $    340,202
    Accounts payable - related party ......................           --            17,924
    Note payable and accrued interest .....................           --           190,065
    Related party notes payable and
     accrued interest .....................................         22,346          20,524
    Capital lease obligations .............................         31,676          55,688
    Accrued expenses ......................................         23,404          31,740
    Accrued payroll .......................................           --           319,461
                                                              ------------    ------------
              Total current liabilities ...................         96,802         975,604

Long-term liabilities
    Notes payable - private placement
     (including related parties) ..........................      3,793,707            --
    Related party notes payable and
     accrued interest .....................................      4,191,550       2,478,264
    Related party note payable and
     accrued interest for consulting services .............        693,094         634,955
    Capital lease obligations .............................         22,555          37,196
                                                              ------------    ------------
              Total liabilities ...........................      8,797,708       4,126,019
                                                              ------------    ------------

Commitments and contingencies
Shareholders' deficit
    Common stock, no par value, 100,000,000
     shares authorized, 11,850,418 and
     10,092,795 shares issued and outstanding
     at March 31, 2000 and June 30, 1999,
     respectively, ........................................     14,926,588      12,060,705
     Common stock subscribed ..............................           --            60,000
     Warrants issued for consulting .......................       (240,625)           --
     Non-recourse promissory note .........................       (500,000)           --
     Related party note payable discount ..................       (403,939)           --
     Accumulated deficit ..................................    (18,438,858)    (14,929,493)
                                                              ------------    ------------

              Total Shareholders' deficit .................     (4,656,834)     (2,808,788)
                                                              ------------    ------------

Total liabilities and Shareholders' deficit ...............   $  4,140,874    $  1,317,231
                                                              ============    ============



            See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Operations


                                                       Nine Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Soil sales .................................     $     78,771      $     50,109

System contract revenues ...................           16,000            66,696
                                                 ------------      ------------
Total revenues .............................           94,771           116,805

Contract costs .............................          270,902           274,183
                                                 ------------      ------------
Gross (loss) ...............................         (176,131)         (157,378)

General and administrative expenses ........        2,526,853         1,602,591

Research and development ...................          295,298           183,171
                                                 ------------      ------------
Loss from operations .......................       (2,998,282)       (1,943,140)

Other income (expense)
   Interest income .........................           26,738              --
   Interest expense ........................         (473,533)          (59,569)
   Other income (expense), net .............           (7,037)              677
   Loss on sale of mortgage receivable .....          (57,250)             --
                                                 ------------      ------------

Net loss and comprehensive loss ............     $ (3,509,364)     $ (2,002,032)
                                                 ============      ============
Basic loss per common share ................     $       (.32)     $       (.22)
                                                 ============      ============
Weighted common shares outstanding .........       10,963,021         8,976,796
                                                 ============      ============

           See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Operations


                                                        Three Months Ended
                                                             March 31,
                                                 ------------------------------
                                                     2000              1999
                                                 ------------      ------------

Soil sales .................................     $     23,509      $      6,881

System contract revenues ...................             --               6,000
                                                 ------------      ------------
Total revenues .............................           23,509            12,881

Contract costs .............................          109,707            63,435
                                                 ------------      ------------
Gross (loss) ...............................          (86,198)          (50,554)

General and administrative expenses ........          860,733           686,660

Research and development ...................          135,158            60,863
                                                 ------------      ------------
Loss from operations .......................       (1,082,089)         (798,077)

Other income (expense)
   Interest income .........................           22,266              --
   Interest (expense) ......................         (226,154)          (24,066)
   Other income (expense), net .............           (7,898)              617
                                                 ------------      ------------
Net loss and comprehensive loss ............     $ (1,293,875)     $   (821,526)
                                                 ============      ============
Basic loss per common share ................     $       (.11)     $       (.09)
                                                 ============      ============
Weighted common shares outstanding .........       11,822,388         9,144,820
                                                 ============      ============

           See notes to unaudited consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.

           Consolidated Statement of Changes in Shareholders' Equity



                                                 Non-recourse    Common
                                                  Promissory      Note     Related Party     Deferred
                              Common Stock          Stock       Payable    Stockholders'    Consulting  Stockholders'  Accumulated
                          Shares        Amount       Note      Subscribed     Discount        Expense      Deficit        Total
                       -----------  -----------  ------------ ------------ -------------   ------------ -------------- ------------

Balances at June 30,
 1999 ................   10,092,795  $12,060,705  $      --    $   60,000   $       --      $      --    $(14,929,493)  $(2,808,788)

Conversion of common
 stock subscriptions
 to notes payable ....         --           --           --       (60,000)          --             --           --          (60,000)

Issuance of common stock
 for cash ............       66,667      100,000         --         --              --             --           --          100,000

Issuance of common stock
 for services ........       72,169      143,901         --         --              --             --           --          143,901

Net (loss) for the three
 months ended September 30,
 1999 ................         --           --           --         --              --             --      (1,184,165)   (1,184,165)
                         ----------  -----------    ---------  ----------       ---------     ---------   ------------  -----------

Balances at September 30,
 1999 ................   10,231,631   12,304,606         --         --              --             --     (16,113,658)   (3,809,052)

Issuance of common stock
 for cash ............      210,500      318,250         --         --              --             --            --         318,250

Issuance of common stock
 for services ........      106,853      205,830         --         --              --             --            --         205,830

Issuance of warrants for
 cash and non-recourse
 promissory note .....         --      1,000,000     (500,000)      --              --             --            --         500,000

Issuance of stock in
 conversion of a note
 payable .............       60,000      127,605         --         --              --             --            --         127,605

Issuance of a stock and
 warrants in related
 party note payable
 and warrant exchange .   1,172,426      461,644         --         --           (461,644)         --            --            --

Net (loss) for three
 months ended December 31,
 1999 .................        --           --           --         --              --             --      (1,031,324)   (1,031,324)

                         ----------  -----------    ---------  ----------       ---------     ---------   ------------  -----------
Balances at December 31,
 1999 .................  11,781,410   14,417,935     (500,000)      --           (461,644)         --     (17,144,982)   (3,688,691)

Issuance of common stock
 for cash .............       5,535        8,210         --         --              --             --            --           8,210

Issuance of common stock
 for services .........      63,473      177,538         --         --              --             --            --         177,538

Warrants issued for
 consulting ...........        --        275,000         --         --              --         (275,000)         --             --

Issuance of warrants
 for cash .............        --         47,905         --         --              --             --            --          47,905

Interest expense ......        --           --           --         --             57,705          --            --          57,705

Deferred consulting
 expense ..............        --           --           --         --              --           34,375          --          34,375

Net (loss) for three
 months ended March 31,
 2000 .................        --           --           --         --              --             --       (1,293,876)  (1,293,876)
                         ----------  -----------    ---------  ----------       ---------     ---------   ------------  -----------

Balances at March 31,
 2000 .................  11,850,418  $14,926,588    $(500,000)    $ --          $(403,939)    $(240,625)  $(18,438,858) ($4,656,834)
                         ==========  ===========    =========  ==========       =========     =========   ============  ===========

           See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                               Nine Months Ended
                                                            March 31,       March 31,
                                                          ---------------------------
                                                              2000           1999
                                                          ------------   ------------
Cash flows from operating
 activities
   Net loss ...........................................   $(3,509,365)   $(2,002,032)
   Adjustments to reconcile net
   loss to net cash used in
   operating activities -
      Depreciation and amortization ...................        43,783         42,061
      Issuance of subscribed stock for services .......       (60,000)        34,500
      Issuance of stock for services and interest .....       527,269        189,063
      Issuance of note payable for consulting services        180,000           --
      Loss on sale of mortgage receivables ............        57,250           --
   Deferred consulting and interest expense ...........        92,080           --
      Changes in assets and liabilities -
         Receivables and work-in-progress .............        67,445         20,684
         Prepaid expenses and other ...................      (114,059)           349
         Accounts payable .............................      (338,750)       187,091
      Accrued interest receivable .....................       (10,000)          --
             Accrued liabilities ......................      (327,797)       191,015
                                                          -----------    -----------

                Net cash used in operating
                 activities ...........................    (3,392,144)    (1,337,269)
                                                          -----------    -----------

Cash flows from investing activities
    Purchases of capital equipment ....................        (7,546)        (5,145)
                                                          -----------    -----------
              Net cash (used in) provided
               by investing activities ................        (7,546)        (5,145)
                                                          -----------    -----------

Cash flows from financing activities
   Payments on notes payable ..........................      (199,388)        (8,000)
   Proceeds from sale of mortgages ....................       202,750           --
   Proceeds from notes payable ........................     5,703,882        545,000
   Proceeds from stock and stock subscription issuances       426,460        809,424
   Proceeds from exercise of options and warrants .....          --           92,563
   Proceeds from sale of warrants .....................       547,905           --
   Payments on capital lease obligations ..............       (38,653)       (52,943)
                                                          -----------    -----------
              Net cash provided by financing
               activities .............................     6,642,956      1,386,044
                                                          -----------    -----------

Net increase in cash and cash equivalents .............     3,243,266         43,630
Cash and cash equivalents at beginning of period ......        55,583         19,104
                                                          -----------    -----------

Cash and cash equivalents at end of period ............   $ 3,298,849    $    62,734
                                                          ===========    ===========

                                     - 7 -

           See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Cash Flows


Supplemental disclosure of cash flow information
        Cash paid during the nine months for interest was $27,812 (2000) and $9,457 (1999).

Supplemental disclosures of non-cash financing activities for the nine months ended March 31, 2000 -
        Converted $370,455 of accounts payable to notes payable.

        Converted $78,333 in accrued expenses into a note payable.

        Converted $387,692 in accrued interest into notes payable

        Converted $60,000 stock subscriptions into a note payable.

        Issued 2,500,000 warrants for $500,000 cash and a note receivable for $500,000.

        Issued 60,000 shares of Common Stock to two employees as loans and received short-term notes for the value of the stock sales.

        Exchanged convertible notes payable with related parties and issued
         1,172,426 shares of Common Stock and additional Class Z Warrants in exchange for outstanding Class X Warrants, valued at $461,644.

Supplemental disclosures of non-cash financing activities for the nine months ended March 31, 1999-
        Converted $4,500 of Common Stock subscribed into 1300 shares of Common Stock.

        Converted $77,710 of notes payable and interest into 12,862 shares of Common Stock.

           See notes to unaudited consolidated financial statements.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

              Notes to Unaudited Consolidated Financial Statements



Note 1 - Summary of Accounting Policies
---------------------------------------

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Bion" or the "Company") is incorporated by reference to our annual report on Form 10-KSB/A at June 30, 1999.

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


Note 2 - Continued Operations
-----------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. We have not yet begun earning significant revenue from our planned principal operations. Consequently, as of March 31, 2000, we have incurred accumulated losses totaling $18,438,858, resulting in an accumulated Shareholders' deficit of $4,656,834. Cash flows from current operations are not sufficient to meet obligations. Management plans include continuing efforts to obtain additional capital to fund operations until system sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that we will be able successful in attaining profitable operations or raising sufficient capital. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoil(TM) (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

Note 3 - Capital Structure
--------------------------

Because we have a relatively complex capital structure the following capital structure details are set forth:

Common Stock
------------

As of May 8, 2000 we had 11,890,418 (1) shares of Bion Environmental Technologies, Inc. common stock (the "Common Stock") issued and outstanding.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Capital Structure (continued)
-------------------------------------

Options
-------


                                Exercise
                                 Price        Shares                              Expiration
                                ---------    ---------                          ----------------
Directors


                                $    1.55       11,112          Vested              08/19/02
                                $    2.04       11,112          Vested              08/19/02
                                $    2.91       11,112          Vested              11/17/03
                                $    1.61       10,000          Vested              08/04/04
                                             ---------
         Total Directors                        43,336

Employees (Vested)              $    2.25      474,000       (2)Vested              12/21/01
                                $    2.50       40,000       (3)Vested              12/21/01
                                $    2.50       19,445          Vested              08/01/00
                                $    2.50      150,000          Vested              12/31/01
                                $    2.50       55,000          Vested              12/31/02
                                $    2.70       55,556          Vested              12/31/02
                                $    3.04        1,112          Vested              01/28/01
                                $    3.60      143,345          Vested          05/17/00-06/30/03
                                $    3.72        1,112          Vested              08/31/00
                                $    4.05        1,112          Vested              11/30/00
                                $    5.40       34,620          Vested          05/17/00-12/31/01
                                $    5.63        1,112          Vested              05/31/00
                                $    7.20       91,762          Vested          12/31/01-12/31/02
                                $    9.00       11,112          Vested              12/31/01
                                $   13.50       50,104          Vested          6/30/02-12/31/02
                                             ---------

Total Employees (Vested)                     1,129,392
Total Vested (Directors
 and Employees)                              1,172,728



(1) Includes 43,666 shares not vested at May 8, 2000.
(2) Each holder has agreed to exercise these options with outstanding promissory notes of Bion upon certain conditions.
(3) Holder has agreed to exercise using outstanding long term notes payable of Bion upon certain conditions.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Capital Structure (continued)
--------------------------------------

Options (continued)




Employees (Non-vested)                                                    Vesting Dates                   Expiration

                                        $   2.50           165,000      03/01/01-06/30/02              12/31/01-06/30/03
                                        $   3.60           224,694      12/20/00-04/01/03              12/31/02-06/30/03
                                        $   5.40            12,076      06/01/00-09/01/00                  12/31/02
                                        $   7.20           245,666      12/20/00-04/01/03              12/31/01-06/30/03
                                        $  13.50            89,096      12/20/00-04/01/03                  12/31/02
                                                    --------------

Total Non-Vested                                           736,532
                                                    ==============

Total Vested and Non Vested                              1,909,260
                                                    ==============



Warrants
--------

As of May 8, 2000, we have the following warrants outstanding:




   Warrant                            Shares             Expiration Date        Exercise Price
---------------------------          ---------           ---------------        --------------
Class AA.01 ...............             15,000                 (1)                       5.40
Class D2P .................          2,500,000                 (2)                       1.75
Class D2C .................          2,500,000                 (3)                       2.50
Class G-5.1 ...............              1,115                 (4)                       2.70
Class G-5.2 ...............                919                 (5)                       2.70
Class G-6 .................              3,148                 (6)                       5.40
Class G-8 .................             27,779                 (7)                       5.40
Class H-1 .................             11,112                 (8)                       4.50
Class H-2 .................             16,112                 (9)                       2.70
Class H-9 .................             11,112                (10)                       9.00
Class H-9.1 ...............             11,112                (11)                      11.25
Class H-9.2 ...............             11,112                (12)                       7.20
Class H-9.3 ...............             11,112                (13)                      13.50
Class H-9.4 ...............             11,112                (14)                       5.40
Class H-10 ................             18,519                (15)                       3.60
*Class H-16 ...............             38,000                (16)                       2.25
Class I-1 .................              4,167                (17)                       5.40
****Class J-1 .............          1,401,000                (18)                      2.375
**Class X .................          1,116,012                (19)                       8.00
***Class Z ................          6,323,884                (20)                       13.50
                                    ----------                                           -----
                                    14,032,327                                   $  1.75-13.50
                                    ==========                                   =============




                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Capital Structure (continued)
-------------------------------------

Warrants (continued)
-------------------

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

**** Does not include the Warrants that will be issued to various placement agents.

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

10. Class H-9 Warrants may be exercised to purchase 11,112 shares of Common Stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

11. Class H-9.1 Warrants may be exercised to purchase 11,112 shares of Common Stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Capital Structure (continued)
-------------------------------------

Warrants (continued)
-------------------

12. Class H-9.2 Warrants may be exercised to purchase 11,112 shares of Common Stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

13. Class H-9.3 Warrants may be exercised to purchase 11,112 shares of Common Stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

14. Class H-9.4 Warrants may be exercised to purchase 11,112 shares of Common Stock for a 47 month period beginning February 1, 1997 and ending December 31, 2001.

15. Class H-10 Warrants may be exercised to purchase 18,519 shares of Common Stock for a 50 month period beginning November 2, 1998 and ending December 31, 2002.

16. Class H16 Warrants may be exercised to purchase 38,000 shares of Common Stock for a 24 month period beginning January 1, 2000 and ending December 31, 2002.

17. Class I-1 Warrants may be exercised to purchase 4,167 shares of Common Stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

18. Class J-1 Warrants may be exercised to purchase 1,401,000 shares of Common Stock for a 57 month period beginning March 31, 2000 and ending December 31, 2004.

19. Class X Warrants may be exercised to purchase 1,116,012 shares of Common Stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

20. Class Z Warrants may be exercised to purchase 6,323,884 shares of Common Stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

At May 8, 2000, there were warrants exercisable to purchase 14,032,327 shares of Common Stock.

Convertible Notes
-----------------

The following notes can be converted, in whole or in part, at the holders' option into shares of Common Stock at a price of $1.80 per share.




                                                Underlying Shares of Stock      Shares: if Held
                                                 --------------------------     ---------------
                                    Note Amount      (at 03/31/00)                To Maturity
                                    ----------                                    -----------
LTLK ........................       $1,186,653          659,252                     915,497

LTLK ........................       $  287,560          159,756                     221,852
 Defined Benefit
 Plan

Dublin Holding, .............       $1,708,876          949,376                   1,316,192
  Ltd .......................
H. Northrop .................       $  339,323          188,513                     224,460
                                    ----------       ----------                  ----------


TOTAL .......................       $3,522,412        1,956,897                   2,678,001



                      BION ENVIRONMENTAL TECHNOLOGIES, INC.

              Notes to Unaudited Consolidated Financial Statements


Note 3 - Capital Structure (continued)
--------------------------------------

Convertible Notes (continued)
-----------------------------

Holders of the above convertible notes have agreed to convert under certain conditions. See our Forms 8-K and 8-K/A-1 dated December 11, 1999.

We have $1,544,046 in long term notes due on December 31, 2001 (including the H. Northrop note above). Holders of $1,204,723 of the long term notes have agreed to exercise outstanding options/warrants under certain conditions. These notes are held by seven individuals, including Jon Northrop and Jere Northrop. See Forms 8-K and 8-K/A-1 dated December 11, 1999. A total of $3,183,089 in long-term convertible notes are due on December 31, 2002. (See above.)


Note 4 - Accounting on Material Agreements
------------------------------------------

In connection with our agreements with D2 Co. LLC ("D2"), as reported in our Forms 8-K and 8-K/A-1 dated December 11, 1999, we issued 2,500,000 warrants for $1,000,000, receiving $500,000 cash and a $500,000 non-recourse promissory note. The promissory note has been recorded as a reduction to equity until payment is received on the related warrants.

We have also issued 2,500,000 warrants as part of the payment for services to be rendered by D2 under the related agreements. We will record the value of the warrants issued and recognize the expense over the three-year life of the agreement. The warrants have been valued at $275,000 ($.11/share).

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

Note 5 - Subsequent Events
--------------------------

During the month of April 2000, we closed an additional thirteen units in our private offering for $325,000 in long-term convertible bridge debt and $13,520 in equity for the purchase of 97,500 warrants. The total private offering consisted of $4,095,000 of long-term convertible bridge debt and $61,425 in equity for the purchase of 1,213,500 warrants. See our Form 8-K dated April 13, 2000.

During the month of May 2000, we negotiated a settlement of the $94,182.84 account payable for legal fees that were deferred until December 31, 2001 for 40,000 shares of restricted Common Stock.

In accordance with the agreement between LoTayLingKyur, Inc. ("LTLK"), Mark A. Smith (MAS) and Bion as reported in our Form 8-K dated December 11, 1999 (Item 10.4), LTLK and MAS have earned the fees specified. The balance of the consulting fees ($420,000) that are listed as a prepaid will be expensed in the next quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS


Management's Discussion of Financial Condition and Results of Operations Financial Condition and Results of Operations
------------------------------------------------------------------------

The financial statements contained in this 10-QSB show more than $14,900,000 in equity being invested in Bion as of March 31, 2000. We have a negative net worth of $4,659,834, cumulative deficit of $18,438,858, limited current revenues, and substantial current operating losses. (Note that the negative net worth is less than the outstanding long-term debt to management and major shareholders, the largest part of which is convertible into Bion's Common Stock. Bion may convert notes held by LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding Ltd. under specific conditions. In addition, management note holders (and family entities) have agreed to use long-term notes owed by Bion to exercise outstanding options and warrants of Bion under specific conditions. See our Forms 8-K and 8-K/A-1 dated December 11, 1999. See also Footnote 3 to the Financial Statements above.)

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

Bion NMS system and BionSoil sales require additional expenditures. Our system sales require additional personnel and significant capital expenditures, which will generally increase our overhead. BionSoil product sales and marketing may require wholesaler and retailer distribution networks (which may require permitting in some locations) and additional expenditures for personnel and equipment to harvest, process, package, sell, and deliver our products. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that we will be successful in attaining profitable operations and/or raising sufficient capital to sustain operations. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoil(TM) (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

Liquidity and Capital Resources
-------------------------------

Our Consolidated Balance Sheet shows Current Assets of $3,623,249 and Total Assets of $4,140,874. Our Current and Total Liabilities as of March 31, 2000 are $96,802 and $8,797,708 respectively. Total assets increased by $2,823,643 from June 30, 1999. The change is primarily attributable to the increase in cash from the private offering (See our Form 8-K dated April 13, 2000) and the sale of warrants, partially offset by the loss on the sale of the mortgage receivable (see our 10-KSB/A dated June 30, 1999) and prepaid consulting. Cash and cash equivalents increased by $3,243,266 from June 30, 1999. The cash increase is the result of a private offering that closed on April 13, 2000 (See Form 8-K dated April 13, 2000). We received $3,817,905 of the total offering through March 31, 2000. Our current ratio (current assets:current liabilities) is 37.4:1 as of March 31, 2000 as compared to 0.67:1 as of June 30, 1999.

Total liabilities increased $4,671,689 in the nine month period ended March 31, 2000. Notes payable increased by $5,376,899, partially offset by a decrease in accrued salaries and accounts payable of $319,461 and $338,750, respectively. The increases in notes payable result from additional notes issued to related parties or employees ($1,583,192)and will convert into stock if certain conditions are met, and to the long-term convertible bridge debt ($3,793,707) associated with the private offering (See our Form 8-K dated April 13, 2000).

Our Consolidated Statement of Changes in Shareholders' Equity reflects a total of 1,757,623 shares of Common Stock being issued in the nine month period ended March 31, 2000. We issued 282,702 shares of Common Stock for cash ($426,460) and 242,495 shares for services ($527,269). We also issued 1,172,426 shares in an exchange of Class X Warrants for Common Stock and Class Z Warrants (see our Forms 8-K and 8-K/A-1 dated December 11, 1999) and 60,000 shares to two employees as loans and received short term notes for the value of the stock sales. Of these 1,757,623 shares, we issued a total of 1,471,936 shares of legended and restricted Common Stock and 285,687 shares of unrestricted stock. We issued a note to an employee and, as part of the note, reclassified $60,000 of subscribed stock into the note payable. We also received $500,000 cash and a $500,000 non-recourse promissory note for the issuance of 2,500,000 warrants to purchase Common Stock at $1.75 per share as part of our agreement with D2 Co. LLC (See Forms 8-K and 8-K/A-1 dated December 11, 1999.) Also, as part of this agreement, we issued an additional 2,500,000 warrants to purchase Common Stock at $2.50 per share for a 54 month period beginning January 1, 2000 valued at $275,000 or $.11 per share (See Forms 8-K and 8-K/A-1 dated December 11, 1999).

Results of Operations
---------------------

Comparison of the Nine Months Ended March 31, 2000 with the Nine Months Ended March 31, 1999
-----------------------------------------------------------------------------

Revenue in the nine months ended March 31, 2000 was $94,771 compared to $116,805 for the corresponding nine month period in 1999, a decrease of $19,034. Contract costs were lower in the fiscal year 2000 nine month period by $3,281 due to decreased expenses associated with system design. This resulted in a gross loss for the period ended March 31, 2000 of $176,131 as compared to a gross loss of $157,378 for the same nine month period in 1999. System sales were lower in the nine months ended March 31, 2000 due to hog industry and regulatory changes. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoil(TM) (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends will continue through the end of the calendar year.

General and administrative expenses were higher by $924,262 due to an increase in employee compensation ($233,000), professional expenses ($419,000), and investor relation expenses ($274,000).

We recorded $473,533 in interest expense on our notes payable and $295,298 in research and development costs. We also recorded a loss of $57,250 on the sale of the mortgage receivables in the nine month period. As a result of the above, we recorded a net loss of $3,509,364 in the nine month period ended March 31, 2000, compared to a net loss of $2,002,032 for the nine month period ended March 31, 1999.

Comparison of the Three Months Ended March 31, 2000 with the Three Months Ended March 31, 1999
--------------------------------------------------------------------------------

Revenue in the three months ended March 31, 2000 was $23,509 compared to $12,881 for the corresponding three month period in 1999, an increase of $10,628. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoil(TM) (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

Contract costs were higher in the 2000 three month period by $46,272 due to increased expenses associated with system operations and New York BionSoil processing. This resulted in a gross loss for the quarter ended March 31, 2000 of $86,198 as compared to a gross loss of $50,554 for the same three month period in 1999.

General and administrative expenses were higher by $174,073 due to an increase in professional expenses ($144,000), and investor relation expenses ($43,000).

We recorded $226,154 in interest expense on our notes payable and $135,158 in research and development costs. As a result, we recorded a net loss of $1,293,875 in the three month period ended March 31, 2000, compared to a net loss of $821,526 for the three month period ended March 31, 1999.

Trends, Events and Uncertainties
--------------------------------

Liquidity
---------

The funding we have received pursuant to the management agreement, reported in our Forms 8-K and 8-K/A-1 dated December 11, 1999, and the private placement reported in our Form 8-K dated April 13, 2000, have significantly increased our liquidity and funding for operations. Our current assets to current liabilities ratio is 37.4:1 as of March 31, 2000. See our Forms 8-K and 8-K/A-1 dated December 11, 1999 and Form 8-K dated April 13, 2000 for detailed information on this Management Agreement and recent financing.

Seasonality
-----------

Our system sales and installation business is not seasonal in nature, except to the extent that weather conditions at certain times of the year in certain geographic areas may temporarily affect construction and installation of our systems. However, our projects and markets are geographically spread so that when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil and BionSoil product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer and fall sales.

PART II Other Information
-------------------------

ITEM 1. Legal Proceedings


We know of no material pending legal proceedings to which Bion or any of our subsidiaries is a party or in which any of our systems is the subject except as follows:

The Office of the Attorney General of the State of Illinois has filed a formal complaint before the Illinois Pollution Control Board against an Illinois hog producer (who installed a Bion NMS), Murphy Farms, Inc., and Bion Technologies, Inc. alleging violations of the Illinois Environmental Protection Act. We have stated our position to the Illinois Pollution Control Board that the Bion NMS was not properly installed, maintained and operated by the hog producer involved in this suit. The parties involved in the complaint are currently in discussions to solve the problems. Management reasonably believes that the outcome of this complaint will have no material effect on our business and that it has no liability for any Illinois violations.

ITEM 2. Changes in Securities and Use of Proceeds

The following securities were sold in the three month period ended March 31, 2000 without registration under the Securities Act of 1933, as amended:

Warrants
--------

We issued 958,100 J-1 Warrants (540,000 on February 29, 2000 and 418,100 on March 31, 2000) to purchase restricted and legended Common Stock at $2.375 per share. The warrants are exercisable from March 31, 2000 to December 31, 2004. Bion received $47,905 in cash for use in operations for these warrants. See
Exhibit 10.1 and 10.3 to our Form 8-K dated April 13, 2000.

We issued 75,000 J-1 Warrants on March 31, 2000 to purchase restricted and legended Common Stock at $2.375 per share to two parties. The warrants are exercisable from March 31, 2000 to December 31, 2004. Bion received consulting and management services as consideration for these warrants.

On January 1, 2000 we issued 2,500,000 D2C warrants exercisable at $2.50 per share expiring on December 31, 2000. These warrants were valued at $275,000 or $.11 per share. See Form 8-K dated December 11, 1999, Exhibit 10.1.

Common Stock
------------

We issued 5,535 shares of restricted and legended Common Stock to two private investors in privately negotiated transactions for an aggregate amount of $8,210 on January 24 and February 2, 2000.

Convertible Notes
-----------------

We added $1,307,680 of principal and interest to the convertible notes listed in
Note 4 of Notes to Consolidated Financial Statements in our 10-KSB/A dated June 30, 1999.

Common Stock issued pursuant to the transactions set forth above was issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

We added $3,793,707 of long-term convertible bridge debt and interest during the three month period January 1, 2000 to March 31, 2000. See Form 8-K dated April 13, 2000.

ITEM 3. Defaults Upon Senior Securities. None

ITEM 4. Submission of Matters to a Vote of Security Holders. None

ITEM 5. Other Information. None

ITEM 6. Exhibits and Reports on Form 8-K.

Index to Exhibits
-----------------

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession. None.
(4)  Instruments defining the rights of holders, incl. Indentures. None.
(10) Material contracts. Management and Consulting Agreement with D2 Co. LLC incorporated herein by reference to our Forms 8-K and 8-K/A-1 dated December 11, 1999.
(11) Statement re: computation of per share earnings. None.
(15) Letter on unaudited interim financial information. None.
(18) Letter on change in accounting principles. None.
(19) Reports furnished to security holders. None.
(22) Published report regarding matters submitted to vote. None.
(20) Other documents or statements to security holders. None.
(23) Consents of experts and counsel. None.
(24) Power of attorney. None.
(27) Financial Data Schedule included herewith this Form 10-QSB.
(99) Additional exhibits. None.


Reports on Form 8-K
-------------------

The following current reports on Form 8-K were filed during the nine months following our 10-KSB/A dated June 30, 1999.

Form 8-K dated May 22, 1999: Items 5 and 7
Form 8-K dated July 23, 1999: Items 5 and 7
Form 8-K dated  August 1, 1999:  Item 5
Form 8-K dated  December 11, 1999: Items 5 and 7
Form 8-K/A-1 dated December 11, 1999: Items 5 and 7
Form 8-K dated April 13, 2000: Items 5 and 7

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                      Bion Environmental Technologies, Inc.




                      /s/Jon Northrop
                      ---------------
                      Jon Northrop, President




Dated:    May 15, 2000