Form 10KSB
period 2000-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-09-28
CIK 875729

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-KSB

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED June 30, 2000 OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [No Fee Required] OR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number: 0-19333

                     Bion Environmental Technologies, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Colorado                                  84-1176672
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 Incorporation or organization)                  Identification No.)

        18 E. 50th Street, 10th Floor
               New York, NY                         10022
        -----------------------------             ----------
        (Address of principal                     (Zip Code)
        Executive offices)

                              (212) 758-6622
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

          7921 Southpark Plaza, Suite 200, Littleton, CO  80120
          -----------------------------------------------------
               (Former address if changed since last report)

Securities registered under Section 12(b) and/or 12(g) of the Exchange Act:

                        Common Stock, no par value
                        --------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The aggregate market value as of September 18, 2000 of voting stock held by non-affiliates of the Registrant was $15,729,454 based upon the average of the closing bid and asked prices on the Over-the-Counter Electronic Bulletin Board exchange as of that date.

As of September 18, 2000, 13,035,899 shares of Registrant's Common Stock, no par value, were issued and outstanding.



                                    PART I

STATEMENTS MADE IN THIS FORM 10-KSB THAT ARE NOT HISTORICAL OR CURRENT FACTS ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE "ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS OFTEN CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR THE NEGATIVE THEREOF. BION INTENDS THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS FOR SUCH STATEMENTS. WE WISH TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. ANY FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S BEST JUDGMENT AS TO WHAT MAY OCCUR IN THE FUTURE. HOWEVER, FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND IMPORTANT FACTORS BEYOND OUR CONTROL THAT COULD CAUSE ACTUAL RESULTS AND EVENTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OF OPERATIONS AND EVENTS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. THESE FACTORS INCLUDE ADVERSE ECONOMIC CONDITIONS, ENTRY OF NEW AND STRONGER COMPETITORS, INADEQUATE CAPITAL, UNEXPECTED COSTS, FAILURE TO GAIN PRODUCT APPROVAL IN THE UNITED STATES OR FOREIGN COUNTRIES AND FAILURE TO CAPITALIZE UPON ACCESS TO NEW MARKETS. ADDITIONAL RISKS AND UNCERTAINTIES THAT MAY AFFECT FORWARD-LOOKING STATEMENTS ABOUT BION'S BUSINESS AND PROSPECTS INCLUDE THE POSSIBILITY THAT A COMPETITOR WILL DEVELOP A MORE COMPREHENSIVE OR LESS EXPENSIVE ENVIRONMENTAL SOLUTION, DELAYS IN MARKET AWARENESS OF BION AND OUR SYSTEMS AND SOIL, OR POSSIBLE DELAYS IN BION'S MARKETING STRATEGIES, EACH OF WHICH COULD HAVE AN IMMEDIATE AND MATERIAL ADVERSE EFFECT BY PLACING US BEHIND OUR COMPETITORS. FOR A FULLER DESCRIPTION OF CERTAIN OF THESE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CURRENTLY ANTICIPATED OR PROJECTED, PLEASE SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." BION DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


ITEM 1.  DESCRIPTION OF BUSINESS

     Business Development
     --------------------

     Our company, Bion Environmental Technologies, Inc. ("Bion") is a Colorado corporation organized on December 31, 1987, that maintains principal executive offices at 18 East 50th Street, 10th Floor, New York, New York 10022. Additional offices exist in California, Colorado, Florida, western New York and North Carolina.

     Substantially all of our business and operations are conducted through two wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989) and BionSoil, Inc. (a Colorado corporation organized June 3, 1996). Bion is also the parent of Bion Municipal, Inc. (a Colorado corporation organized July 23, 1999) and Bion International, Inc. (a Colorado corporation organized July 23, 1999), which are wholly owned, presently inactive subsidiaries.

     This Form 10-KSB refers to the collective operations and financial statements of Bion and its subsidiaries.



Business of the Company
-----------------------

     Principal Products and Services
     -------------------------------

     We are an environmental solutions company that operates in two distinct business segments: systems and soils. See Footnote 10 to the June 30, 2000, Financial Statements. Our systems business segment focuses on the treatment and removal of animal waste associated with Concentrated Animal Feeding Operations (CAFO). CAFOs are, by definition, large concentrations of animals. These concentrations create environmental problems because of the production of animal waste that creates odor and substantial volumes of high-nutrient wastewater and noxious solids that require, under current practice, sizeable crop fields on which they are disposed. This waste disposal technique, in turn, exacerbates the odor problem and also frequently leaches nutrients into adjacent surface and/or ground water. Increasing herd size increases the need for additional acreage for waste disposal, thus compounding the environmental and economic problems.

     Our Nutrient Management System (NMS) solution is a patented biological and engineering process that treats the water, nutrient and air pollution associated with animal waste. The system also provides a use for the solids by biologically converting them into an environmentally friendly, time-release organic fertilizer product called BionSoil(R), which is the basis of our soil business segment. BionSoil(R) contains a unique mix of organic nutrients, bacteria, and other microbes that extensive testing has shown produces superior plant growth and reduces the harmful leaching associated with chemical fertilizers. In addition, the water produced in the process has a substantially reduced nutrient content and may be discharged in a variety of environmentally friendly manners, including into polishing ecoreactors and/or constructed wetlands. Because we remove the BionSoil(R) from the site, the systems also allow producers the possibility of growth in herd size without a need for increased crop land for the disposal of waste in order to meet state and federal environmental regulations.

     We presently have thirteen animal waste, NMS system installations in six states. The oldest installation dates back to 1992, and there are currently three new dairy systems under construction in New York State. We also have a second-generation system under development, which is presently being installed at Dream Maker Dairy in west-central New York. This new system embodies all of the performance benefits of our original system and is being designed to utilize computerized, real-time monitoring and controls that can be remotely accessed for both reporting requirements and control functions. These monitoring and control functions will be utilized in both the original system design and second generation system, when completed. The new system is also designed to meet the objective of reducing system size by up to 80% while maintaining the same processing capacity or, in the alternative, increasing processing capacity by a factor of five without a corresponding increase in size. The prototype of the new system was installed in late July 2000. Additional hardware and communication links are being installed by mid-October. By the end of the calendar year 2000, we anticipate results from the monitoring and control initiative. It is anticipated that the new system, when completed, will reduce the amount of waste water produced, allowing the creation of a "clean water loop" from which water can be discharged into wetlands, returned to the animal houses for use or discharged under permits.



     Marketing and Distribution
     --------------------------

     Systems:

     We currently market and sell our animal waste treatment systems primarily to large, high intensity hog raising facilities and dairy farms throughout the United States. We build and operate systems that meet the objectives of waste and wastewater treatment, odor and pathogen reduction, and compliance with environmental regulations, while maximizing BionSoil(R) production.

     Soil:

     A significant portion of the material harvested from our systems in the last year was devoted to university and private research studies intended to determine the physical characteristics, blends, and growth results achievable by using BionSoil(R) in many different applications. The results of these studies consistently demonstrate that BionSoil(R) products produce superior plant growth performance compared to other commercially available products while maintaining environmentally friendly qualities.

     Our primary marketing initiative is in the turf grass industry. BionSoil(R) from dairy farms located in the northeastern United States is marketed primarily for turf grass applications in the same geographic region, because it provides a chemical free turf grass environment which is increasingly important to schools and municipalities. Other sales opportunities also exist in the container plant, nursery, landscape and agricultural markets.

     Competition
     -----------

     There are a significant number of competitors in the waste treatment industry who are working on animal-related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to animal wastes. Anaerobic lagoons are the most common traditional treatment process for animal waste on large farms within the hog raising and dairy industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states such as North Carolina. Our systems are not anaerobic lagoons. Instead, they encompass a variety of cells, which contain aerobic, facultative and anaerobic processing zones as well as certain equipment and solids separation areas. Although we believe that we have the most economically and technologically viable solution for the current problems, other alternatives do exist including, for example, synthetic lagoon covers, anaerobic digesters, methane digesters, multistage
anaerobic lagoons and solids separators.   Our ability to compete is dependent
upon our ability to obtain required approvals and licenses from regulatory authorities and upon our ability to introduce and sell our systems in the appropriate markets.

     There is also extensive competition in the potting soil, organic soil amendment, fertilizer and organic fertilizer markets. There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter. Many of these companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.


     We believe that our competitive advantage is that we offer a superior technology in our systems and a superior soil product.

     Dependence on One or a Few Major Customers
     ------------------------------------------

     We are not dependent upon one or a few major customers. Our operating revenues from system sales are not dependent upon a limited number of contracts. The nature of our business is such that significant system sales are generally expected to be "one-time" contracts pursuant to which one or more single systems are sold and designed, with income to be received by us after the first year of system operation from the sale of BionSoil(R) and BionSoil(R) products.

     Commercial BionSoil(R) sales have only recently begun and, at present, we have no dependence on one or a few major customers.

     Patents
     -------

     Bion Technologies, Inc. is the sole owner of six United States patents and one Canadian patent:

     1. U.S. Patent No. 5,078,882, Bioconversion Reactor and System, expires January 2009.
     2. U.S. Patent No. 5,472,472, Animal Waste Bioconversion System, expires December 2012.
     3. U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus, expires July 2013.
     4. U.S. Patent No. 5,755,852, Bioconverted Nutrient Rich Humus, expires May 2015.
     5. U.S. Patent No. 4,721,569, Phosphorus Treatment Process, expires January 2005.
     6. U.S. Patent No. 5,626,644, Storm Water Remediatory Bioconversion, System, expires May 2014.
     7. Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process, expires August 2012.


     In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the systems and soil business. It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products; but due to the nature of the industry, we may receive such claims in the future.

     We generally require all of our employees and consultants, including our management, to sign a non-disclosure and invention assignment agreement upon employment with us.



     Research and Development
     ------------------------

     Systems:

     During the year ended June 30, 1999, we expended approximately $50,000 to enhance the design and efficiency of our first generation system.

     During the year ended June 30, 2000, we have invested substantially in developing the "next generation" Bion system. In this just completed fiscal year, approximately $150,000 was expended on system design, consulting and installation. This upgraded system is designed to operate using significantly lower water volume and less energy, therefore requiring smaller bioreactors. The new system, when completed, will employ computerized, real-time monitoring and controls that can be remotely accessed for both reporting requirements and control functions. It is designed to meet the objective of reducing system size by up to 80% while maintaining the same processing capacity or, in the alternative, increasing processing capacity by a factor of five without a corresponding increase in size. The prototype of the new system was installed in late July, 2000; additional hardware and communication links are expected to be installed by mid-October, and results of the monitoring and control initiative are anticipated by the end of the calendar year. It is anticipated that the new system, when completed, will allow creation of a "clean water loop" from which water can be discharged into wetlands, returned to the animal houses for use or discharged under permit. Product development is expected to run through fiscal year 2001 and development costs are continuing in the 2001 fiscal year, with research and development costs estimated at $500,000.

     Soil:

     During the year ended June 30, 1999, we expended approximately $200,000 in research and development for trials and tests of our BionSoil(R) products.

     We currently have over thirty clinical trials being conducted in-house and by various academic, industry and professional organizations at a cost to us of approximately $445,000 in our 2000 fiscal year. The testing being done on the BionSoil(R) is to analyze the effectiveness of the product on a number of crops as well as in a wide variety of different growing environments, and to measure the success of nutrient release. Such activities and related costs continue in fiscal year 2001 and are anticipated to continue in future years. We estimate future soil research and development costs to be approximately $250,000.

     CAFO/Environmental Protection/Regulation
     ----------------------------------------

     The federal government's regulations concerning Concentrated Animal Feeding Operation (CAFO) require large animal farms to establish nutrient
management plans that must be implemented over the next three years.   The
CAFO legislation also establishes a zero discharge baseline for nutrients, the only zero discharge for any industry under the Clean Water Act. Many states have already enacted legislation or regulatory schemes that create increased demands on animal producers for effective waste management systems.

     We are a provider of systems and services that result in the reduction of pollution and, therefore, we are not under direct enforcement or regulatory pressure. We are involved, however, in waste and wastewater treatment and are impacted by environmental regulations in at least three different ways:


     (1) Our marketing and sales success depends, to a substantial degree, on the pollution clean-up requirements of various governmental agencies, from the Environmental Protection Agency (EPA) at the federal level to state and local agencies;
     (2) Our system design and performance criteria must be responsive to the changes in federal, state and local environmental agencies' effluent standards and other requirements; and
     (3) Our system installations and operations require governmental permits or approvals in many jurisdictions.

     We are also a manufacturer and provider of BionSoil(R) products such as potting soils, soil amendments and fertilizers. Some state and federal regulatory agencies have standards these products must meet to be sold as soil amendment or fertilizer products in various markets. The production and sales of our BionSoil(R) products currently meet relevant federal and state requirements. These regulations can, however, experience change, which creates a level of unpredictability in future outcomes. We are continually reviewing current regulations and potential changes that may affect our business and are making necessary compliance efforts in all jurisdictions in which we do business.

     As a result of the direct connection of our business operations to the developments in federal and state legislative and regulatory arenas, we have created the position of governmental affairs liaison, currently staffed by Salvatore Zizza who is a member of our Board of Directors.

     Employees
     ---------

     As of June 30, 2000 we had 26 employees, 24 of whom were full time. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
None of our employees is covered by "key person" life insurance.


ITEM 2.  DESCRIPTION OF PROPERTY

Principal Plants and Other Property
-----------------------------------

     Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022. We have additional offices at 7921 Southpark Plaza, Suite 200, Littleton, Colorado 80120; 8899 Main Street, Williamsville, New York 14221; 7798 NW 82nd Court, Okeechobee, Florida 34972; 138 Uzzle Industrial Drive, Clayton, North Carolina 27520; and 31131 Wild Berry Court, Coarsegold, California 93614. We also rent BionSoil(R) processing sites located at State Road 710 and SE 74th Trail, Okeechobee, Florida 34972; 5116 Hermitage Road, Gainesville, New York 14066; and 1305 S. Brightleaf Blvd, Suite 102, Smithfield, North Carolina 27577. All leases and rental agreements are with non-affiliated parties.

     We do not own any of these facilities, nor are we obligated under any mortgages for the properties. The lease terms extend from thirty days to eleven years. We believe that, under our current operations, the facilities are adequate.


ITEM 3.  LEGAL PROCEEDINGS

     We know of no material pending legal proceeding to which we or any of our subsidiaries is a party or in which any of our systems is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no submission of matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.


                                   PART II

ITEM 5.  MARKET FOR BION ENVIRONMENTAL TECHNOLOGIES, INC.
         COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

     During the past two years, we have had only limited volumes of trading in our Common Stock in the over-the-counter market, and there is no assurance that such trading will expand or even continue.

     At present, our Common Stock trades under the symbol "BION" on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

       Quarter Ended           High Bid        Low Bid
       -------------           --------        -------

     September 30, 1998          $4.25          $3.13
     December 31, 1998           $4.38          $2.63
     March 31, 1999              $3.63          $1.25
     June 30, 1999               $2.31          $1.75
     September 30, 1999          $1.81          $1.44
     December 31, 1999           $3.44          $1.81
     March 31, 2000              $4.09          $2.31
     June 30, 2000               $2.75          $1.81

     On September 18, 2000, the closing bid and asked prices of the Common Stock were $2.125 and $2.187, respectively.

Holders
-------

     The number of holders of record of our Common Stock at September 18, 2000 was approximately 1,500.

     The transfer agent for our Common Stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.



Dividends
---------

     We have never paid any cash dividends on our Common Stock. The Board of Directors does not intend to declare any cash or other dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in our business operations. We declared a stock/warrant dividend on May 21, 1999 for record holders on May 30, 1999. See Footnote 7 to the June 30, 2000, Financial Statements. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our future earnings, if any, our capital requirements and financial condition, and other relevant factors.

Recent Sale of Unregistered Securities
--------------------------------------

     The following securities were sold in the three-month period ended June 30, 2000 without registration under the Securities Act of 1933, as amended:

     Warrants
     --------

     We sold 290,650 J-1 Warrants at $.05 per warrant to purchase restricted and legended Common Stock at $2.375 per share in our private placement of convertible bridge notes to accredited investors. The warrants are exercisable from March 31, 2000, to December 31, 2004. We received $14,532 in cash for use in operations for these warrants. See Exhibits 10.1 and 10.3 to our Form 8-K dated April 13, 2000.

     We issued 65,000 J-2 Warrants to purchase restricted and legended Common Stock at $2.375 per share to two parties for consulting and management services. The warrants are exercisable from March 31, 2000, to December 31, 2004. The value attributed to the warrants represents the fair market value of the services provided.

     Common Stock
     ------------

     We issued 52,251 shares of restricted and legended Common Stock to two shareholders for consulting and legal services valued at $116,235. The value attributed to the Common Stock represented the fair market value of the service provided.

     Convertible Notes
     -----------------

     We added $425,848 of long-term convertible bridge debt and interest during the three-month period of April 1, 2000, to June 30, 2000. See our Form 8-K dated April 13, 2000.

     We added $105,608 of interest to the convertible notes listed in Note 4 of Notes to Consolidated Financial Statements in our 10-KSB/A dated June 30, 1999.

     The securities that were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by sections 3(a)(9), 3(b), 4(2), or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision and was provided with appropriate offering documents and access to material information. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such shares. Transfer instructions have been provided to our transfer agent in accordance therewith.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

     Going Concern
     -------------

     The audited financial statements contained in this Form 10-KSB show $22,748,871 being invested in or contributed to Bion as of June 30, 2000. We have a shareholder deficit of $3,590,246, cumulative deficit of $23,826,878, which includes non-cash charges of $5,834,219 during the year ended June 30, 2000, limited current revenues and substantial current operating losses.
(Note that the related parties notes payable of $2,846,471 are approximately 80% of the negative net worth, all of which is convertible into our restricted and legend Common Stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

     Bion NMS system and BionSoil(R) sales require additional expenditures. Our system sales require additional personnel and significant capital expenditures, which will generally increase our overhead. BionSoil(R) product sales and marketing require wholesaler and retailer distribution networks (which may require permitting in some locations) and additional expenditures for personnel and equipment to harvest, process, package, sell and deliver our products. We are continually negotiating with independent third parties and related parties to obtain the necessary additional funding. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that we will be able to attain profitable operations and/or raise sufficient capital to sustain operations.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts which, at this time, are unknown. Currently, we estimate that approximately $3,000,000 will be required during the year ended June 30, 2001. We anticipate spending $750,000 on research and development efforts and the balance on compensation and general business overhead.

     In connection with their report on our Consolidated Financial Statements as of and for the year ended June 30, 2000, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.



     Financial Condition and Results of Operations
     ---------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     We have been successful on several occasions during the past two years in raising additional working capital through the sale of warrants and convertible debt. We raised $6,241,564 during the year ended June 30, 2000, of which $4,095,000 was secured in a private placement in the form of convertible bridge notes payable. We raised an additional $1,031,074 from proceeds in connection with notes payable to related parties, $561,425 from proceeds in connection with the issuance of warrants, $426,460 from proceeds in connection with the sale of Common Stock and the collection of subscriptions receivable, and $127,605 from the sale of stock to officers.

     During the year ended June 30, 1999, we raised $1,018,111 and $809,125 in proceeds from notes payable to related parties and proceeds from the sale of Common Stock and the collection of subscriptions receivable.

     We believe that beyond June 30, 2000, we will not generate sufficient operating cash flow to meet our needs without additional external financing. There is no assurance that our efforts to obtain such financing will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     Our working capital as of June 30, 2000, was $2,501,118, of which $2,604,933 represents cash and cash equivalents generated from our private placement of convertible bridge notes payable.

     Our operating activities required $3,498,506 and $1,818,111 for the years ended June 30, 2000 and 1999, respectively. The major factor contributing to the higher figure for the year 2000 is our net loss of $8,897,385 in year 2000 compared to the net loss of $3,653,965 in 1999. The loss of $8,897,385 included non-cash general and administrative expenses of $3,590,191 and non-cash interest expense of $2,244,028. Non-cash general and administrative expense and non-cash interest expense of $339,189 and $37,132 were included in the 1999 loss of $3,653,965. During the year ended June 30, 2000, our accounts payable and accrued expenses were reduced by $581,696 as accounts were paid using the proceeds from the private placement of our convertible bridge notes payable.

     Our investing activities provided cash of $107,371 during the year ended June 30, 2000, compared with a use of cash totaling $6,979 during the year ended June 30, 1999. During the year ended June 30, 2000, we sold mortgage assets generating $202,750.

     We purchased $95,379 of equipment during the year ended June 30, 2000, compared with $6,979 during the year ended June 30, 1999.

     Financing activities provided cash of $5,940,485 during the year ended June 30, 2000, compared with $1,861,569 during the year ended June 30, 1999. As previously noted, we raised $6,241,564 during the year ended June 30, 2000, compared to $1,930,048 during the year ended June 30, 1999. During the year ended June 30, 2000, we repaid $241,559 of notes payable and $49,520 of capital lease obligations, compared to $68,479 of capital lease obligations during the year ended June 30, 1999.



Results of Operations - Comparison of Fiscal Year Ended June 30, 2000 with Fiscal Year Ended June 30, 1999
---------------------------------------------------------------------

     We recorded $135,945 of BionSoil(R) sales and $22,500 of system sales during the fiscal year ended June 30, 2000. This compares to total sales of $220,119 for our prior year, $140,423 BionSoil(R) sales and $79,696 system sales. The decrease of $61,974 is attributable to lower system sales. The company has been in the design and testing of the second-generation system that will include computerized real-time monitoring and controls and will also reduce the size of the system. The focus on the new system design has had a short-term negative effect on system sales. Cost of goods sold increased $111,534 (47%) for the soil sales and decreased $107,725 (72%) for system sales. The increase in the soil area is due to the increased harvesting costs. The revenue did not increase since most of the material was used for testing. The decrease in the systems' costs of goods is a result of lower sales as discussed above.

     We incurred gross losses of $231,857 and $166,374 during the years ended June 30, 2000 and 1999, respectively. The gross losses result from inefficiencies associated with the disproportionate relationship between compensation/overhead and revenues associated with a technologically growth-oriented company. We believe that this trend will reverse as revenues increase.

     General and administrative expenses increased $2,848,258 (97%). The increase is primarily ($2,982,118) attributable to non-cash expenses as part of the issuance of stock and warrants associated with the various transactions discussed above. (See "Notes 2, 3, 4 and 12 to the June 30, 2000 financial statements and Item 12 herein).

     The impaired contract costs for the prior year were a one-time clean up of old contracts and therefore nothing was recorded for the year ended June 30, 2000.

     Research and development costs increased $349,097 during the year ended June 30, 2000. This increase is due to the design and testing of the second-generation system and increased BionSoil(R) research and testing expenses.

     Interest expenses increased $2,134,046, of which $2,244,020 was for non-cash expenses associated with certain warrants and promissory notes. Non-cash interest expense for the year ended June 30, 1999, was $37,132. (See "Notes 2, 3, 4 and 12 to the June 30, 2000 financial statements").

     We had an increase in interest income due to higher cash balances associated with cash flow generated from financing activities.

     We sold the two mortgages we received from the LTLK Defined Benefit Plan during the year. We incurred a loss of $57,250 on the sale of the two mortgages.

     We did not record income tax expense during the year ended June 30, 2000 and 1999, as a result of our net losses. The valuation allowance of $9,094,000 at June 30, 2000, was established because we have not been able to determine that it is more likely than not that the deferred tax asset will be realized.

     At June 30, 2000, we had net operating loss carryforwards of approximately $20,572,000, with expirations through 2020. The utilization of certain of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     The net loss and comprehensive loss increased $5,261,421 (144%) during the year ended June 30, 2000. The increase primarily related to $2,982,118 of non-cash general and administrative expenses and $2,244,028 of non-cash interest expense incurred during the year ended June 30, 2000.

     Basic and diluted loss per common share is increased by $.39, from $.40 to $.79. The increase in the loss per share is attributable to the aforementioned increase in the net loss and the increase in the weighted-average number of basic and diluted common shares outstanding from 9,101,783 to 11,196,912.

     Overview
     --------

     The following accounts in our Consolidated Statements of Operations were increased by non-cash transactions:

          Interest expense                   $     2,244,028
          Warrant expense (beneficial value)       1,477,370
          Consulting expense                       1,159,748
          Other general administrative expense       953,073
          TOTAL                                  $ 5,834,219

     We incurred a net loss of $8,897,385 for the year ended June 30, 2000, of which $5,834,219 is attributable to the above interest and general and administrative non-cash charges. Excluding these non-cash charges, general and administrative expense and interest expense for the year ended June 30, 2000, would have been $2,188,890 and $15,108. The net loss for the year ended June 30, 2000, would have been $3,063,166 excluding these non-cash charges.

     Seasonality
     -----------

     Our system sales and installation business is not seasonal in nature, except to the extent that weather conditions at certain times of the year in certain geographic areas may temporarily affect construction and installation of our systems. However, our projects and markets are geographically spread so that when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil(R) and BionSoil(R) product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer and fall sales.

     Impact of Recently Issued Accounting Pronouncements
     ---------------------------------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on our financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998, or January 12, 2000, are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. We believe our existing stock-based compensation policies and procedures are in compliance with FIN 44 and, therefore, the adoption of FIN 44 had no material impact on our financial condition, results of operation or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 (effective for the last fiscal quarter of 2001), which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that our revenue recognition policies are in accordance with SAB 101.

     Inflation and Changes in Prices
     -------------------------------

     We are unable to predict the impact of inflation on our activities; however, at this time we believe it is minimal.


ITEM 7.  FINANCIAL STATEMENTS

     Financial Statements are included on Pages F-1 through F-35.
     The Table of Contents to the Financial Statements is as follows:

     Report of Independent Certified Public Accountants-
          BDO Seidman, LLP                                              F-2

     Independent Auditors' Report
          Ehrhardt Keefe Steiner & Hottman P.C.                         F-3

     Consolidated Balance Sheet as of June 30, 2000              F-4 to F-5

     Consolidated Statements of Operations for the Years Ended
          June 20, 2000 and 1999                                        F-6

     Consolidated Statements of Changes in Stockholders' Deficit
          for the Years Ended June 30, 1999, and 2000                   F-7

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2000 and 1999                                 F-8 to F-9

     Summary of Accounting Policies                             F-10 to F-16

     Notes to Consolidated Financial Statements                 F-17 to F-35


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Within the twenty-four (24) months prior to the date of our most recent Financial Statements and through the date of this report, we have had no disagreements with our accountants on accounting or financial disclosure.


     On August 9, 2000, we terminated our relationship with Ehrhardt Keefe Steiner & Hottman, P.C. as our principal accountant. See our Form 8-K dated August 9, 2000. The decision to change accountants was approved by our Board of Directors.

     Neither of the reports of Ehrhardt Keefe Steiner & Hottman, P.C. on our financial statements for each of the past two fiscal years ended June 30, 1998 and 1999, contained an adverse opinion or disclaimer of opinion. Their reports were modified for going concern uncertainty. There were no modifications to these reports as a result of audit scope or accounting principles. There were no disagreements with Ehrhardt Keefe Steiner & Hottman, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, during the subsequent interim period through August 9, 2000, which, if not resolved to Ehrhardt Keefe Steiner & Hottman, P.C.'s satisfaction, would have caused Ehrhardt Keefe Steiner & Hottman, P.C. to make reference to the subject matter of the disagreement(s) in connection with its reports.

     We have engaged BDO Seidman, LLP as our new independent accountants as of August 9, 2000. During the two most recent fiscal years and through August 9, 2000, we have not consulted with BDO Seidman, LLP regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or consulted with BDO Seidman, LLP regarding the type of audit opinion that might be rendered on our financial statements (BDO Seidman, LLP has not provided us with any reports or advice, either written or oral, that would be an important factor in reaching a decision as to an accounting, auditing or financial reporting issue); or (ii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1)(iv) of Regulation SB.

                                   PART  III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT

     Executive Officers and Directors
     --------------------------------

     Our Directors and Executive Officers are listed below. Executive Officers are elected by the Board of Directors and hold office until their successors are elected and qualified.

                                                         Period of Service
Name                Age   Position(s)                    as Director
----                ---   -----------                    -----------------

Mark A. Smith       50    Chairman and                   May 21, 1999 to
                          Secretary                      Present

David J. Mitchell   39    Chief Executive Officer,       December 23, 1999 to
                          President(1)                   Present
                          and Director

Jon Northrop        57    Executive Vice President(2),   April 9, 1992 to
                          Chief Financial Officer,       Present
                          Treasurer, Assistant
                          Secretary and Director

Jere Northrop       58    Chief Technology Officer       April 9, 1992 to
                          and Director                   Present

Ronald G. Cullis    64    Director                       November 1, 1994 to
                                                         Present

Salvatore J. Zizza  54    Director                       December 23, 1999 to
                                                         Present

Andrew G. Gould     46    Director                       August 10, 2000 to
                                                         Present


(1) Mr. Mitchell became President on August 10, 2000. Prior to that time, Jon Northrop served as our President.
(2)  Mr. Northrop became Executive Vice President on August 10, 2000.


     Mark A. Smith has been our Chairman since May 21, 1999. He was the president of RSTS Corporation (now Bion Environmental Technologies, Inc.) prior to its acquisition of Bion Technologies in 1992. Mr. Smith received a Juris Doctor degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a Bachelor of Science degree from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-present).

     David J. Mitchell has been our Chief Executive Officer and a Director since December 23, 1999, and our President since August 10, 2000. Since January 1991, Mr. Mitchell has been the President of Mitchell & Co., Ltd., a merchant banking company he founded. Since March 1998, Mr. Mitchell has been the Chairman of Direct Furniture, Inc. (d/b/a Empire Direct). Mr. Mitchell is the immediate past president of AmeriCash, a national network of ATM machines. Over the last 10 years Mr. Mitchell has held various executive positions primarily in investment banking and brokerage firms. He currently serves as a director of Kellstrom Industries, Inc., a NASDAQ listed company in the business of selling jet engine parts, and is also director of Bogen Communications International, a NASDAQ listed company involved in digital voice processing peripheral products. Mr. Mitchell is also a director of Moto Guzzi Corp., a publicly traded Italian motorcycle manufacturer. Mr. Mitchell previously served as a director of Holmes Protection Group, a public company that was sold in February of 1998. Mr. Mitchell also serves as a director of several private companies and not-for-profit universities and foundations.

     Jon Northrop has been our Executive Vice President since August 10, 2000, and was our Chief Executive Officer from April 9, 1992 until December 23, 1999. Mr. Northrop has been our Chief Financial Officer since July 23, 1999, our Treasurer since July 23, 1999, our Assistant Secretary since May 21, 1999 and a Director since April 9, 1992. Mr. Northrop is a founder of Bion Technologies, Inc., and has been its Chief Executive Officer since its inception in September 1989. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over twelve years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr.

Northrop has a bachelor's degree in physics from Amherst College, Amherst, Massachusetts (1965) and an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post-graduate research in low-energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

     Jere Northrop has been our Chief Technology Officer since May 21, 1999 and a Director since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to July 23, 1999. Prior to founding Bion he had ten years experience in the management of operations and process control at a large municipal advanced wastewater treatment plant in Amherst, New York (1979-1989). He also hastwenty-five years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelor's degree in biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at both the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop is the brother of Jon Northrop.

     Ronald G. Cullis has been a Director of Bion since November 1, 1994. He has spent the last eleven years with PENSA, a national consulting firm oriented towards law firms, in-house legal departments and other service enterprises as a consultant, manager and partner. From 1980 to 1985, Mr. Cullis served as the Executive Director of Milbank, Tweed, Hadley & McCloy, a New York City law firm. Prior to that he was Vice President Finance for Oceaneering International, Inc.; Senior Vice President Finance, Treasurer and Director for Vetco, Inc.; Vice President and Chief Acounting Officer for Fluor Corporation; and in various planning and analysis capacities with a number of other corporations. Mr. Cullis received a B.A. in Economics from Williams College in Williamstown, Massachusetts in 1960.

     Salvatore J. Zizza has been a Director of Bion since December 23, 1999. He has served as Chairman of the Board, President, Treasurer and a Director of Hollis Eden Pharmaceuticals (f/k/a IAC), a NASDAQ listed company, since its inception in November 1992. Mr. Zizza was also Chairman of the Board of Directors of The Lehigh Group, Inc. (f/k/a The LVI Group Inc.) beginning in 1991, and was President and Chief Financial Officer of The Lehigh Group, Inc. from 1985 to 1991. The Lehigh Group Inc., a New York Stock Exchange listed company, was engaged, through its subsidiary, in the distribution of electrical products, and from 1985 until 1991 was one of the largest interior construction and asbestos abatement firms in the United States. Mr. Zizza was Chief Operating and Chief Financial Officer of NICO, Inc. from 1978 until its acquisition in 1985 by Lehigh Valley Industries, Inc. (currently The Lehigh Group, Inc.) NICO, Inc. was an interior construction firm. Mr. Zizza is a director of The Gabelli Equity Trust, The Gabelli Asset Fund, The Gabelli Growth Fund and The Gabelli Convertible Securities Fund.

     Andrew G. Gould has been a Director of Bion since August 10, 2000. From May 1998 to June 2000 Mr. Gould was Special Principal and New Business Development Manager of DZ Israel Associates, Tel Aviv, Israel, a venture banking and investment company. Since 1981, Mr. Gould has been a Managing Director of Arthur P. Gould & Co., a merchant bank. Mr. Gould has a bachelor's degree in philosophy from Yale University (1976), and an MBA in finance and economics from New York University (1983). Mr. Gould is a director of Storlogic Ltd., a privately-held Israeli/U.S. developer and manufacturer of network-attached storage and other server hardware and software, and Regency Stocks & Commodities Fund LP, a privately-held investment partnership trading financial futures and equities using proprietary, systems-based trading methods.

     We have an Executive Committee consisting of Mark A. Smith, David J. Mitchell and Jon Northrop, which was established on December 23, 1999. See our Form 8-K dated December 11, 1999. On August 10, 2000, we reestablished the Audit and Compensation Committees composed of Ronald Cullis and Salvatore Zizza. (Prior to our December 23, 1999 changes, we had an Executive Committee consisting of Messrs. Jon Northrop, Jere Northrop and M. Duane Stutzman. The former Audit and Compensation Committees consisting of Messrs. John Schwanekamp and Ronald Cullis had been eliminated on July 1, 1999. See our Form 8-K, dated August 20, 1999.)

     Family Relationships
     --------------------

     Jon Northrop and Jere Northrop are brothers.


     Indemnification
     ---------------

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

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers and controlling persons pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act of 1934
---------------------------------------------------------

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the fiscal year ended June 30, 2000, and certain investment representations, no one who was a director, officer or beneficial owner of more than ten percent (10%) of our Common Stock failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation
--------------------

     The following table shows the aggregate direct remuneration for the fiscal years ended June 30, 2000, 1999, and 1998 to each executive officer and two additional individuals:



                                    Summary Compensation Table(8)
                                    -----------------------------
                                                          Long Term Compensation
                                                          ----------------------
                           Annual Compensation                Awards          Payouts
                    ----------------------------------  -------------------   -------
                                                                   Securities         All
                                                Other              Underlying         Other
                                                Annual  Restricted  Options/   LTIP   Compen-
Name and Principal         Salary(1)            Compen-   Stock       SARs    Payouts sation
    Position        Year     ($)      Bonus($)  sation   Award(s)      (#)      ($)    ($)
------------------  ----   ---------  --------  ------  ---------  ---------- ------- -------

Mark A. Smith       2000   600,000(2)
 Chairman and       1999    26,667(3)                             626,667
 Secretary

David J. Mitchell   2000   120,000(4)                           2,500,000
 Chief Executive
 Officer and
 President

Jon Northrop(3)     2000   150,000
 Executive Vice     1999   150,000(5)
 President, Chief   1998   150,000(5)
 Financial Officer,
 Treasurer and
 Assistant
 Secretary

Jere Northrop(3)    2000   150,000
 Chief Technology   1999   150,000(5)
 Officer            1998   150,000(5)

Craig Scott         2000   132,000                                150,000
                    1999   132,000                                 10,000
                    1998   121,000(6)                              10,000

M. Duane Stutzman   2000   120,000                                 75,000
                    1999   120,000(7)                             227,452
                    1998   120,000(7)                   30,000     20,000


(1) Includes compensation paid by Bion Technologies, Inc., our wholly owned subsidiary.
(2) Consulting fees earned according to the agreements between LoTayLingKyur, Inc., Mark A. Smith, and Bion as reported in our Forms 8-K dated December 11, 1999, (Item 10.4) and May 21, 1999, (Item 5.1).
(3) Compensation for the period May 21, 1999 (inception of agreement), through June 30, 1999.
(4) Compensation for the period January 1, 2000 (inception of agreement), through June 30, 2000, which has been added to the balance of the D2 Convertible Bridge Note.
(5) Management deferred and accrued $50,000 of fiscal year 1998 and 1999 salary as a liability to conserve cash.
(6) Compensation for the period August 1, 1997 (inception of agreement), through June 30, 1998.
(7) Management deferred and accrued $30,000 of fiscal year 1998 and 1999 salary as a liability to conserve cash.

(8) Does not include any options or warrants received in financing transactions or otherwise purchased.


     During the fiscal year ended June 30, 2000, we granted the following stock options or warrants to the named officers:


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              Individual Grants
                     -------------------------------------

                     Number of     % of  Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
Name and             Options/SARs  Employees in    Base Price    Expiration
Principal Position   Granted       Fiscal Year     ($/SH)        Date
------------------   ------------  ------------    -----------   ----------

Mark A. Smith
 Chairman of the
 Board and
 Secretary

David J. Mitchell    2,500,000(1)       -           $2.50        6/30/04
 Chief Executive
 Officer and
 President

Jon Northrop
 Executive Vice
 President, Chief
 Financial Officer,
 Treasurer and
 Assistant Secretary

Jere Northrop
 Chief Technology
 Officer

Craig Scott           150,000       10.3%           $2.50        12/31/01

M. Duane Stutzman      75,000        5.2%           $2.50        06/30/03


(1) Warrants granted to D2 in connection with the consulting agreement whereby David J. Mitchell is acting as our CEO and President.



     Shown below is information on exercises of stock options and fiscal year-ended values pursuant to our stock option plan to the named officers:


               Aggregated option/SAR Exercises and FY-End Option/SAR Values
               ------------------------------------------------------------
                                            Number of Securities
                       Shares                Underlying Unexercised      Value of Unexercised In-
Name and              Acquired     Value        Options/SARs at           the-Money Options/SARs
Principal                on       Realized         FY-End(#)                  at FY-End(#)
Position              Exercise      ($)      Exercisable/Unexercisable   Exercisable/Unexercisable
---------             --------    --------   -------------------------   -------------------------
Mark A. Smith                                        626,667
 Chairman of
 the Board and
 Secretary

David J. Mitchell                                  2,500,000
 Chief Executive
 Officer and
 President

Jon Northrop
 Executive Vice
 President, Chief
 Financial Officer,
 Treasurer and
 Assistant Secretary

Jere Northrop
 Chief Technology
 Officer

Craig Scott                                          169,445

M. Duane Stutzman                                    107,818/77,261




Compensation of Directors
-------------------------

     Effective September 1, 1993, until December 31, 1999, outside directors were compensated at a rate of $75 per month for their contributions. On June 14, 1996, the Board of Directors adopted the 1996 Nonemployee Director Stock Plan. On August 5, 1999, we granted, pursuant to our 1996 Nonemployee Director Stock Plan, the following options to each of the two outside directors, Mr. Cullis and Mr. Schwanekamp:


          Grant Date     Number of Shares     Exercise Price
          ----------     ----------------     --------------

          08/05/99           5,000               $1.61




Employment Contracts and Termination of Employment and Change in
Control Arrangements
----------------------------------------------------------------

     On December 1, 1997, we entered into separate employment agreements with Jon Northrop, Jere Northrop and M. Duane Stutzman pursuant to which Jon Northrop and Jere Northrop are each entitled to receive an annual salary of $150,000 and M. Duane Stutzman is entitled to receive an annual salary of $120,000. All of the employment agreements are for the period beginning on December 1, 1997, and ending on December 31, 2002.

     On May 21, 1999, we also entered into a consulting agreement with Mark A. Smith and LTLK to perform consulting services for us during the period beginning on May 21, 1999, and ending on December 31, 2001. In accordance with the consulting agreement, LTLK received compensation in the form of a convertible promissory note in the amount of $626,667 and warrants to purchase 626,667 shares of our Common Stock (the terms of the promissory note and warrants were later modified when the transaction with D2 was consummated (see "Certain Relationships and Related Transactions").

     All of the employment agreements and the consulting agreement provide that the named individual's compensation will be reviewed no less than once per year with a view to making such increases in the individual's salary or declaring such bonuses or other benefits as may be merited and warranted in light of factors considered pertinent by our Board of Directors. Each named individual is entitled to receive free of cost parking for his automobile, health, hospitalization and life insurance with coverage exceeding or equal to that which was then in force through us, as well as such other benefits as our Board may deem appropriate from time to time. All of the subject agreements provide that in the event the individual is terminated by us for any reason other than "for cause," he will continue to be compensated by us for the duration of the term of the agreement. All of the agreements also provide that in the event that we have a change in control at any time during their respective terms, as a result of which the Board of Directors appoints any person other than the named individual to serve in the capacity for which he is entitled to receive compensation under his agreement, the individual will nevertheless be entitled to receive all of his compensation and benefits under his agreement regardless of whether he continues to perform any services for us. In addition, all of the subject agreements provide that in the event that the named individual is terminated upon death or disability, terminated without cause, or terminated upon change in management, all warrants, options or shares issued but unvested at the date of termination will become fully vested as of the date of termination.

     On December 23, 1999, we entered into a three year management agreement with D2 pursuant to which D2 provides us with specific management and consulting services and David J. Mitchell has been appointed to serve as our Chief Executive Officer, Chairman of our Executive Committee and as one of our Directors. In accordance with this agreement, D2 received warrants to purchase 2,500,000 shares of our Common Stock at an exercise price of $2.50 per share until December 31, 2004, and receives ongoing compensation of $240,000 per year payable in shares of our Common Stock or cash. Also in accordance with this agreement, we added three members to our Board of Directors (David J. Mitchell and Salvatore J. Zizza added December 23, 1999, and Andrew G. Gould added August 10, 2000), and receive consulting services from Summerwind Restructuring, Inc., which provides the services of consultant Dominic Bassani, who is acting as Vice President of Operations of Bion Technologies, Inc. and BionSoil, Inc. at present. We amended this agreement on August 10, 2000, including (but not limited to) extending the term for one additional year, issuing additional warrants to D2, and amending certain provisions of the Shareholders Agreement. See our Form 8-K dated August 3, 2000. The original agreement may be referenced in our Form 8-K dated December 11, 1999.

     Incentive Compensation Plans
     ----------------------------

     On July 9, 1993, the Board of Directors adopted the Fiscal Year 1994 Incentive Plan ("Plan"), which was ratified by our shareholders on August 30, 1993. The maximum number of shares of Common Stock that may be issued under the Plan is the greater of 250,000 shares or 20% of our outstanding Common Stock. See Item 10 of our Form 10-KSB dated June 30, 1998, for specific details of this Plan.

     On June 14, 1996, the Board of Directors adopted the 1996 Nonemployee Director Stock Plan ("Director Plan"). The maximum number of shares of Common Stock that may be issued under the Director Plan is 100,000 shares. See Item 10 of our Form 10-KSB dated June 30, 1998, for specific details of this Director Plan.

     On May 16, 2000, the Board of Directors adopted the 2000 Incentive Plan ("2000 Plan"), which will be submitted for ratification by our shareholders at the next meeting of the shareholders. The maximum number of shares of Common Stock, that may be issued under the 2000 Plan is 1,000,000 shares. See
Exhibit 99.5 of our Form 8-K dated August 10, 2000, for specific details of this 2000 Plan.

     Report on Repricing of Options/SARs
     -----------------------------------

     During the fiscal year ended June 30, 2000, we repriced the following options (warrants) awarded to named executive officers and directors:

     Craig Scott had 19,445 options repriced from $3.60/share to $2.50/share and extended from 08/01/00 to 11/01/00.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Security
Ownership of Management
------------------------------------------------------------

     The following table sets forth information as of September 18, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by management to be the owner of more than 5% of the outstanding Common Stock;
(ii) each officer and director; and (iii) all officers and directors as a group:




Name and Address of          Amount and Nature of
Beneficial Owner               Beneficial Owner        Percent of Class
-------------------          --------------------      ----------------

Mark A. Smith                     7,285,613(1)              47.0%
409 Spruce Street
Boulder, CO  80302

D2 Company, LLC                   5,030,000(2)              27.8%
18 E. 50th Street
10th Floor
New York, NY  10022

Jon Northrop                        885,567(3)               6.7%
1922 W. Sanibel Court
Littleton, CO  80102

Jere Northrop                       922,719(4)               7.0%
1961 Tonawanda Creek Rd.
Amherst, NY  14228

LoTayLingKyur Foundation          1,716,186                 13.2%
409 Spruce Street
Boulder, CO  80302

LoTayLingKyur, Inc.               1,091,621(5)               8.1%
1475 Terminal Way, #3
Reno, NV  89502

Dublin Holding, Ltd.              3,865,889(6)              25.6%
C/O Amerilawyer, Ltd.
Attn: Lloyd Rodney, Esq.
Harbor House
P.O. Box 120, Grand Turk
Turks & Caicos Isl., B.W.I.

Ronald G. Cullis                     56,089(7)               0.4%
76 Northview Lane
Chesapeake City, MD 21915

Salvatore J. Zizza                  197,500(8)               1.5%
810 Seventh Ave., 27th Floor
New York, NY  10019

Andrew G. Gould                      75,000(9)               0.6%
c/o Bion Environmental
  Technologies
18 E. 50th Street, 10th Floor
New York, NY  10022

Management as a Group            14,397,148(10)             68.2%
(7 persons)

(1) Includes 611,950 shares owned by Mark A. Smith and his wife plus all shares beneficially owned by LoTayLingKyur, Inc. ("LTLK") (owned by Mr. Smith and his wife), the LoTayLingKyur Foundation (operated by Mr. Smith) and Dublin Holding, Ltd. ("DHL") (voted by Mr. Smith). See Notes 6 and 7 to our Notes to Consolidated Financial Statements. This figure does not include securities owned by their adult children.

(2) Owned by David J. Mitchell, our President and CEO. Includes a D2P warrant to purchase 2,500,000 shares of Common Stock at $1.75 per share, exercisable until December 31, 2004, and a D2C warrant to purchase 2,500,000 shares of Common Stock at $2.50 per share until June 30, 2004, and 30,000 shares underlying bridge warrants held by D2. Does not include shares to be issued upon conversion of the Convertible
     Bridge Note held by D2 ($100,000 principal), and does not include a D2D warrant to purchase 1,000,000 shares of Common Stock at $3.50 per share from January 1, 2002, until August 10, 2005, and a D2E warrant to purchase 500,000 shares at $6.00 per share from January 1, 2002, until August 10, 2005. See our Forms 8-K dated December 11, 1999, April 13, 1999 and August 10, 2000, and Item 12 herein.

(3) Jon Northrop owns 491,554 shares of record and has investment rights for 491,554 shares. This total includes 204,640 shares owned by his wife and 17,373 shares plus 38,000 warrants owned by the Family Trust U/A 3rd U/W Catherine Northrop, and 134,000 options exercisable at $2.25 per share commencing January 1, 2000, and ending December 31, 2001. Does not include 151,452 shares owned by adult children of Jon Northrop, for each of which Mr. Northrop disclaims beneficial ownership. See Item 12 herein.

(4) Jere Northrop owns 411,706 shares of record and has investment rights for 411,706 shares. The total includes 352,640 shares owned by his wife, 17,373 shares plus 38,000 warrants owned by the Family Trust U/A 3rd U/W Catherine Northrop, and 103,000 options exercisable at $2.25 per share commencing January 1, 2000, and ending December 31, 2001. Does not include 85,572 shares owned by an adult child of Jere Northrop, 15,080 shares owned by the Jere and Lynn Northrop Family Foundation, and 79,052 shares owned by the Jere Northrop Family trust, for each of which Mr. Northrop disclaims beneficial ownership. See Item 12 herein.

(5) The figure includes 553,458 shares owned by LoTayLingKyur, Inc. ("LTLK") plus 130,703 shares owned by its pension plan. Includes the shares that would be issued if our convertible promissory notes were converted at a price of $1.80 per share upon maturity (407,460 shares, in aggregate, as of the maturity date). LTLK is in the process of terminating its pension plan and it is anticipated that the shares and convertible notes held by the pension plan will be rolled into IRA accounts for the benefit of Mark
     A. Smith and his wife during the next thirty days.  See Item 12 herein.

(6) Mark A. Smith has the right to vote all shares pursuant to a voting agreement. Includes the shares that would be issued if our convertible promissory notes were converted at a price of $1.80 per share upon maturity (2,046,080 shares, in aggregate, as of the maturity date).
     See Item 12 herein.

(7)  Includes options to purchase 31,668 shares of Common Stock.

(8) Includes options to purchase 75,000 shares of Common Stock at $2.25 per share until December 31, 2003, a J1 warrant to purchase 15,000 shares of Common Stock at $2.00 per share until December 31, 2004, and a J2 warrant to purchase 100,000 shares of Common Stock at $2.375 per share until December 31, 2004. Also includes 15,000 shares underlying bridge warrants held by Mr. Zizza. Does not include shares to be issued upon conversion of the convertible bridge notes held by Mr. Zizza ($50,000 principal). See our Form 8-K dated April 13, 2000.



(9) Includes options to purchase 75,000 shares of Common Stock at $2.25 per share until December 31, 2003.

(10) Includes 9,882,517 options and convertible debt exercisable within sixty days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a list of certain relationships and related party transactions in the previous two years:

     During the period beginning July 1, 1998, we entered into numerous transactions with Mark A. Smith (our Chairman) and/or related entities LoTayLingKyur, Inc. ("LTLK"), LTLK Defined Benefit Plan, LoTayLingKyur Foundation, and Dublin Holding Ltd. (collectively "First Parties") including but not limited to:

     i) on November 5, 1998, we converted the balance of a note payable to LTLK ($77,170) into 12,862 shares of restricted and legended Common Stock and 37,500 warrants exercisable at $7.50 per share, which warrants were subsequently converted into Class X Warrants (exercisable at $8.00 per share until December 31, 2001). See our Form 10-QSB dated December 31, 1998;

     ii) between November 6, 1998, and February 28, 1999, LTLK purchased 127,002 shares of restricted and legended Common Stock and 282,230 Class Z Warrants (exercisable at $13.50 per share until December 31, 2001) in private placement investments totaling $412,750;

     iii) on May 22, 1999, we issued a note to the LTLK Defined Benefit Plan for $260,000 in principal for two mortgages assigned to us plus 260,000 Class X Warrants plus interest (see our Form 8-K dated May 22, 1999), and on September 14, 1999, we sold the two mortgages for $202,750 plus $6,717 in interest for a total of $209,467. See our Form 10-QSB dated September 30, 1999;

     iv) on May 21, 1999, we entered into a consulting agreement with LTLK for the services of Mr. Smith as Chairman for which LTLK received a convertible promissory note with principal of $626,667, which principal was convertible into shares of Common Stock at $1.80 per share plus a Class X Warrant for 626,667 shares of Common Stock. See our Form 8-K dated May 21, 1999;

     v) also on May 21, 1999, as additional incentive for LTLK to make the services of Mr. Smith available to us, we converted warrants held by LTLK to purchase, in aggregate, 897,990 shares at various prices from $4.00 to $15.00 per share into one Class X Warrant to purchase 897,990 shares of Common Stock at $8.00 per share. See our Form 8-K dated May 21, 1999;

     vi) from July 1, 1999, to December 21, 1999, we received advances from LTLK, aggregating $1,035,681, for which LTLK received convertible notes (plus one Class X Warrant for each $1.00 advanced);

     vii) effective December 20, 1999, pursuant to an agreement between First Parties and us, (see our Form 8-K dated December 11, 1999):



          (a) First Parties exchanged all the convertible promissory notes for new convertible promissory notes with aggregate principal of $3,075,797.85 (which amount equaled the principal plus accrued interest of the prior promissory notes) due at December 31, 2002;
          (b) we received the right to convert such new notes to Common Stock under specific conditions;
          (c) First Parties' Class X Warrants were exchanged for 0.3 restricted shares of Common Stock plus 0.7 Class Z Warrants for each Class X (in aggregate, 1,172,426 restricted shares of Common Stock and 2,735,660 Class Z Warrants were issued and exchanged for 3,908,084 Class X Warrants); and
          (d) First Parties agreed to participate in and support a future registered warrant exchange on specified terms and conditions; and

     viii) commencing August 3, 2000, and at various other effective dates through the month of August 2000, the First Parties (and certain related holders of our Class X Warrants and Class Z Warrants) exchanged, in aggregate, 165,198 Class X Warrants and 5,425,440 Class Z Warrants for 863,399 restricted shares of our Common Stock. This exchange occurred pursuant to an agreement we had with the warrant holders dated December 20, 1999. See our Form 8-K dated December 11, 1999, Exhibits 10.4, 10.9, and 10.13. Mark A. Smith, Chairman, (and affiliates and extended family members of Mr. Smith) participated in this warrant exchange agreement. For further details see our Form 8-K dated August 3, 2000, and Exhibit 99.4 thereto.

     On December 23, 1999, we entered into the following transactions with D2, which was formerly unaffiliated with us (see our Form 8-K dated December 11, 1999):

     i) we entered into a three year Management Agreement with D2, pursuant to which D2 will provide us specific management and consulting services; compensation to D2 for such services consists of: $240,000 per year payable in our Common Stock or cash; and 2,500,000 warrants exercisable at $2.50 expiring on December 31, 2004;

     ii) we entered into a Warrant Purchase Agreement and other agreements with D2, pursuant to which D2 purchased 2,500,000 warrants, exercisable at $1.75 expiring on December 31, 2004, for $1,000,000 ($500,000 in cash and
%500,000 in a non-recourse promissory note to us that is secured by the subject warrants);

     iii) on December 23, 1999, D2, Mark A. Smith, Jere Northrop, Jon Northrop, LoTayLingKyur, Inc., and Dublin Holding, Ltd. entered into a Shareholders' Agreement which, among other things, provides that D2 will receive warrants to purchase additional shares of Common Stock, allows D2 to receive additional shares of Common Stock in lieu of cash payments for its fee, and grants D2 2,500,000 warrants to purchase additional shares of Common Stock for an aggregate purchase price of $1,000,000;

     iv) on August 10, 2000, we amended the Management Agreement with D2 that we entered into on December 23, 1999, which amendment (1) extended the agreement for D2's services for an additional year; and (2) issued D2 1,500,000 additional warrants (1,000,000 exercisable at $3.50 per share and 500,000 exercisable at $6.00 per share, both exercisable from January 1, 2002, until August 10, 2005). See our Form 8-K dated August 3, 2000.


     On May 21, 1999, we made agreements with five parties, including Jon Northrop, CEO, Jere Northrop, CTO, M. Duane Stutzman, CFO, the Family Trust U/A 3rd U/W Catherine Northrop and one other employee, whereby we issued long-term promissory notes to each party in exchange for payables aggregating $793,500 owed to such parties. See our Form 8-K dated May 21, 1999.

     Effective December 15, 1999, we entered into agreements with eight holders of outstanding promissory notes (Jon Northrop, Jere Northrop, Northrop Family Trust, M. Duane Stutzman, Harley Northrop, Edward Hennig, William Crossetta and Craig Scott), pursuant to which each note holder agreed to exercise either outstanding options or warrants owned by the note holder by cancellation of the promissory note owned by the holder under certain specified conditions. Additionally, each note holder agreed to participate in and support a future registered warrant exchange under specified terms and conditions. See our Form 8-K dated December 11, 1999.

     Effective August 23, 2000, certain holders of our Class X Warrants and Class Z Warrants, including without limitation, Jon Northrop, Director and President, and Jere Northrop, Director and Chief Technology Officer (and their extended families), agreed to exchange, in aggregate, 471,545 Class X Warrants and 855,696 Class Z Warrants for 269,831 restricted shares of our Common Stock. This exchange occurred pursuant to the terms of agreements dated December 20, 1999. See our Forms 8-K dated December 11, 1999, and August 10, 2000.

     Andrew G. Gould joined our Board of Directors on August 10, 2000. In addition to his duties as a director, Mr. Gould, through Arthur P. Gould & Co., Inc., a company that he owns, will provide us with an average of approximately ten (10) hours per month of technology consulting services through August 31, 2002. We have granted Mr. Gould options to purchase 75,000 shares of our Common Stock at a price of $2.25 per share, exercisable until December 31, 2003. See our Form 8-K dated August 3, 2000.

     Beginning August 10, 2000, Salvatore J. Zizza, one of our directors, will also serve as our governmental affairs liaison and provide additional
consulting services through September 1, 2002.   We granted Mr. Zizza options
to purchase 75,000 shares of our Common Stock at a price of $2.25 per share, exercisable until December 31, 2003, and issued him 100,000 Class J-2 warrants purchasing Common Stock at a price of $2.375 per share. We will provide Mr. Zizza with office space in our New York City office. See our Form 8-K dated August 3, 2000.

     On April 13, 2000, we completed a private placement offering of $4,156,425 consisting of $4,095,000 in long term convertible bridge debt and $61,425 in equity for the purchase of 1,213,500 warrants exercisable at $2.375 per share until December 31, 2004. See our Form 8-K dated April 13, 2000.
D2 and Salvatore Zizza participated in this offering on the same terms as unaffiliated third parties. D2 purchased four units ($100,00 convertible debt and 30,000 warrants) and Mr. Zizza purchased two units ($50,000 convertible debt and 15,000 warrants). Effective September 15, 2000, we amended certain terms of the convertible bridge notes upon approval of the holders of a majority of the notes concerning changes to the conversion procedure and amended exercise prices on the Bridge Warrants. See our Form 8-K dated August 10, 2000.

     Effective May 21, 1999, Jon Northrop, our CEO, relinquished his voting rights on securities owned by LTLK and Dublin Holding Ltd. ("DHL"), two of our major shareholders. Following this relinquishment, and also effective May 21, 1999, Mark A. Smith, our Chairman, was granted the power to vote the securities as proxy of LTLK and DHL. See prior voting agreements in our Form 10-KSB dated June 30, 1998.

     Effective May 28, 1999, Harley E. Northrop, father of Jon and Jere Northrop, agreed to exchange one short-term convertible promissory note for one long-term convertible promissory note. The initial principal of the new note was $308,114.23 with a due date of December 31, 2001. The outstanding principal and interest is convertible into our Common Stock at $1.80 per share. See Item 12 in our Form 10-KSB dated June 30, 1998.

     Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-KSB, above.

     All past and future and ongoing transactions with affiliates are and will be on terms which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to our affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.


                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

        3.1 Articles of Incorporation previously filed and incorporated herein by reference.

        3.2   Bylaws previously filed and incorporated by reference.

       10.1 Management Agreement and Management Compensation Warrant dated December 23, 1999, between Bion Environmental Technologies, Inc. and D2 Co., LLC. Incorporated by reference from Exhibit 10.1 to our Form 8-K dated December 11, 1999.

       10.2 Warrant Purchase Agreement dated December, 1999, between Bion Environmental Technologies, Inc. and D2 Co., LLC.; Promissory Note dated December 23, 1999; Warrant between Bion Environmental Technologies, Inc. and D2 Co., LLC.; and Pledge Agreement dated December 23, 1999, between Bion Environmental Technologies, Inc. and D2 Co., LLC. Incorporated by reference from Exhibit 10.2 to our Form 8-K dated December 11, 1999.

       10.3 Shareholders' Agreement dated December 23, 1999, among D2 Co., LLC, Mark A. Smith, Jere Northrop, Jon Northrop, LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding, Ltd. Incorporated by reference from Exhibit 10.3 to our Form 8-K dated December 11, 1999.

       10.4 Agreement dated December 15, 1999, between Bion Environmental Technologies, Inc. and First Parties. Incorporated by reference from Exhibit 10.4 to our Form 8-K dated December 11, 1999.

       10.5 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and Jon Northrop. Incorporated by reference from Exhibit 10.5 to our Form 8-K dated December 11, 1999.


       10.6 Agreement dated December 14, 1999, between Bion Environmental Technologies, Inc. and Jere Northrop. Incorporated by reference from Exhibit 10.6 to our Form 8-K dated December 11,
              1999.

       10.7 Agreement dated December 13, 1999, between Bion Environmental Technologies, Inc. and Northrop Family Trust. Incorporated by reference from Exhibit 10.7 to our Form 8-K dated December 11, 1999.

       10.8 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and M. Duane Stutzman. Incorporated by reference from Exhibit 10.8 to our Form 8-K dated December 11, 1999.

       10.9 Agreement dated December 14, 1999, between Bion Environmental Technologies, Inc. and Harley E. Northrop. Incorporated by reference from Exhibit 10.9 to our Form 8-K dated December 11, 1999.

       10.10 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and Edward A. Hennig. Incorporated by reference from Exhibit 10.10 to our Form 8-K dated December 11, 1999.

       10.11 Agreement dated December 14, 1999, between Bion Environmental Technologies, Inc. and William J. Crossetta, Jr. Incorporated by reference from Exhibit 10.11 to our Form 8-K dated December 11, 1999.

       10.12 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and S. Craig Scott. Incorporated by reference from Exhibit 10.12 to our Form 8-K dated December 11, 1999.

       21     Subsidiaries of the Registrant.  Filed herewith electronically.

       23.1 Consent of Ehrhardt Keefe Steiner & Hottman. Filed herewith electronically.

       23.2   Consent of BDO Seidman, LLP.  Filed herewith electronically.

       27     Financial Data Schedule.  Filed herewith electronically.

       99.1 Bion Environmental Technologies, Inc.'s Capital Structure. Incorporated by reference from Exhibit 10.13 to our Form 8-K/A dated December 28, 1999.

       99.2 Form of Note and Warrant Purchase Agreement. Incorporated by reference from Exhibit 10.1 to our Form 8-K dated April 13, 2000.

       99.3   Form of Convertible Bridge Note.  Incorporated by reference from
              Exhibit 10.2 to our Form 8-K dated April 13, 2000.

       99.4   Form of Bridge Warrant.  Incorporated by reference from Exhibit
              10.3 to our Form 8-K dated April 13, 2000.



Reports on Form 8-K
-------------------

     Form 8-K; August 1, 1999; Items 5 and 7
     Form 8-K; December 11, 1999; Items 1,5 and 7
     Form 8-K/A; December 11, 1999; Items 5 and
     Form 8-K; April 13, 2000; Items 5 and 7
     Form 8-K; August 3, 2000; Items 5 and 7
     Form 8-K; August 9, 2000; Items 4 and 7
     Form 8-K; August 10, 2000; Items 5 and 7



                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements:


     Report of Independent Certified Public Accountants
          BDO Seidman, LLP                                              F-2

     Independent Auditors' Report
          Ehrhardt Keefe Steiner & Hottman P.C.                         F-3

     Consolidated Balance Sheet as of June 30, 2000               F-4 - F-5

     Consolidated Statements of Operations for the Years Ended
          June 30, 2000 and 1999                                        F-6

     Consolidated Statements of Changes in Stockholders' Deficit
          for the Years Ended June 30, 1999 and 2000                    F-7

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2000 and 1999                                  F-8 - F-9

     Summary of Accounting Policies                             F-10 - F-16

     Notes to Consolidated Financial Statements                 F-17 - F-35
























Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
Littleton, Colorado

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP


Denver, Colorado
August 25, 2000











Independent Auditors' Report

To The Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
Denver, CO

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 1999 of Bion Environmental Technologies, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bion Environmental Technologies, Inc. and Subsidiaries for the year ended June 30, 1999, in conformity with generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the then consolidated financial statements, as filed on Form 10-KSB for the year ended June 30, 1999, the Company had a working capital deficiency of approximately $327,000 as of June 30, 1999 and a stockholders' deficit of approximately $2,800,000. As discussed in Note 1 of those statements, the Company had incurred losses since inception of approximately $14,900,000. Continued losses without raising additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are discussed in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome this uncertainty.


/s/ Ehrhardt Keefe Steiner & Hottman P.C.

August 20, 1999
Denver, Colorado











                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET


June 30,                                                       2000
--------                                                   ------------

ASSETS

Current:

  Cash and cash equivalents                                $  2,604,933
  Accounts receivable, less allowance of $12,000
    for possible losses                                          26,695
  Prepaid expenses, note receivable and accrued interest         46,702
                                                           ------------
Total current assets                                          2,678,330
                                                           ------------

Property and equipment (Note 6):
  Furniture and equipment                                       319,499
  Computer equipment                                             92,828
                                                           ------------
                                                                412,327

Less accumulated depreciation                                   203,894
                                                           ------------
Net property and equipment                                      208,433
                                                           ------------

Other assets:
  Patents, net of accumulated amortization of $18,344            36,602
  Deposits and other                                             11,884
                                                           ------------

Total other assets                                               48,486
                                                           ------------

                                                           $  2,935,249
                                                           ============






See report of independent certified public accountants, accompanying summary of accounting policies and notes to consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                         CONNSOLIDATED BALANCE SHEET


June 30,                                                       2000
--------                                                   ------------

Liabilities and Stockholders' Deficit

Current:
  Accounts payable                                         $    101,166
  Current portion of capital lease obligations (Note 6)          26,627
  Accrued expenses and note payable                              49,419
                                                           ------------
Total current liabilities                                       177,212
                                                           ------------

Long-term liabilities:
  Convertible bridge notes payable (Note 2)                   3,362,242
  Notes payable, related parties (Note 3)                     2,846,471
  Accrued consulting fees (Note 4)                              122,833
 Long-term portion of capital lease obligations (Note 6)         16,737
                                                           ------------
Total long-term liabilities                                   6,348,283
                                                           ------------
Total liabilities                                             6,525,495
                                                           ------------

Commitments and contingencies (Note 6)

Stockholders' deficit:
  Common stock, no par value, 100,000,000 shares
    authorized, 11,902,669 shares issued and
    outstanding                                              22,748,871

  Non-recourse promissory note (Note 4)                        (500,000)
  Deferred consulting expense (Note 4)                       (1,944,739)
  Unearned compensation (Note 7)                                (67,500)
  Accumulated deficit                                       (23,826,878)
                                                           ------------

Total stockholders' deficit                                  (3,590,246)
                                                           ------------
                                                           $  2,935,249
                                                           ============







See report of independent certified public accountants, accompanying summary of accounting policies and notes to consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS



Years Ended June 30,                                 2000          1999
                                                -----------    ------------

Revenues:
  Soil sales                                    $    135,945   $    140,423
  System contract revenues                            22,500         79,696
                                                ------------   ------------
Total revenues                                       158,445        220,119
                                                ------------   ------------
Cost of goods sold:
  Soil sales                                         348,305        236,771
  System contract revenues                            41,997        149,722
                                                ------------   ------------
Total cost of goods sold                             390,302        386,493
                                                ------------   ------------
Gross loss                                          (231,857)      (166,374)
                                                ------------   ------------
Expenses:
  General and administrative (including
    $3,590,191 and $339,189, non-cash,
    respectively)                                  5,779,081      2,930,823
  Impaired contract costs                                  -        184,133
  Research and development                           598,304        249,207
                                                ------------   ------------
Total expenses                                     6,377,385      3,364,163
                                                ============   ============

Loss from operations                              (6,609,242)    (3,530,537)
                                                ------------   ------------

Other income (expense):
  Interest expense (including $2,244,028 and
    $37,132, non-cash, respectively)              (2,259,136)      (125,090)
  Interest income                                     79,411          1,847
  Loss on sale of mortgage receivable                (57,250)             -
  Other expense, net                                 (51,168)          (185)
                                                 ------------  ------------
Total other expense                               (2,288,143)      (123,428)

Net loss and comprehensive loss                  $(8,897,385)  $ (3,653,965)
                                                 ===========   ------------
Basic and diluted loss per common share          $      (.79)  $       (.40)
                                                 ===========   ============
Weighted-average number of common
  shares outstanding, basic and diluted           11,196,912      9,101,783


See report of independent certified public accountants, accompanying summary of accounting policies and notes to consolidated financial statements.

                            BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                     AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDLERS' DEFICIT

                             Common Stock           Recourse    Common     Deferred                                 Total
Years Ended June 30, 1999                           Promissory  Stock      Consulting                Accumulated    Stockholders'
 and 2000                    Shares     Amount      Note        Subscribed  Expense     Compensation  Deficit        Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1998        8,764,827  $10,863,469   $      -   $ 21,500  $         -   $      -     $(11,275,528)   $ (390,559)

 Common stock
 subscription  for services          -            -     46,000          -            -          -           46,000             -

 Conversion of stock
 subscriptions to
 common stock                    2,550        7,500          -     (7,500)           -          -                -             -

 Exercise of stock options      17,500      102,812          -          -            -          -                -       102,812

 Issuance of common stock
 for services (Note 7)          67,827      200,629          -          -            -          -                -       200,629

 Issuance of common stock
 for cash (Note 7)             310,304      809,125          -          -            -          -                -       809,125

 Conversion of note payable
 to common stock (Note 7)       12,862       77,170          -          -            -          -                -        77,170

 Stock distribution
 declared (Note 7)             916,925            -          -          -            -          -                -             -

 Net loss for the year
 ended June 30, 1999                 -            -          -          -            -          -       (3,653,965)   (3,653,965)
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999      10,092,795   12,060,705          -     60,000            -          -      (14,929,493)  $(2,808,788)

 Conversion of common
 stock subscriptions to
 note payable                        -            -          -    (60,000)           -          -                -       (60,000)

 Issuance of common stock
 for cash (Note 7)             282,686      426,460          -          -            -          -                -       426,460

 Issuance of common stock
 for services and note
 payable (Note 7)              294,762      643,503          -          -            -    (90,000)               -       553,503

 Issuance of warrants for
 cash and non- recourse
 promissory note (Note 4)            -    2,477,370   (500,000)         -            -          -                -     1,977,370

 Issuance of stock to
 employees for cash (Note 7)    60,000      127,605          -          -            -          -                -       127,605

 Issuance of stock and
 warrants in related party
 note payable  and warrant
 exchange (Note 3)           1,172,426    2,419,771          -          -            -          -                -     2,419,771

 Beneficial conversion
 feature on convertible
 note payable (Note 3)               -      656,027          -          -            -          -                -       656,027

 Issuance of warrants as
 additional consideration
 to note holders (Note 3)            -      349,492          -          -            -          -                -       349,492

 Warrants issued for
 consulting services
 (Note 4)                            -    2,477,820          -          -   (2,333,687)         -                -       144,133

 Issuance of warrants in
 connection with
 convertible bridge
 notes (Note 2)                      -    1,110,118          -          -            -          -                -     1,110,118

 Deferred consulting and
 compensation expense
 (Notes 4 and 7)                     -            -          -          -      388,948     22,500                -       411,448

 Net loss for the year
 ended June 30, 2000                 -            -          -          -            -          -       (8,897,385)   (8,897,385)
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000      11,902,669  $22,748,871  $(500,000)  $      -  $(1,944,739)  $(67,500)    $(23,826,878)  $(3,590,246)
---------------------------------------------------------------------------------------------------------------------------------

See report of independent certified public accountants, accompanying summary of accounting policies and notes to consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)





Increase (Decrease) in Cash and Cash Equivalents

Years Ended June 30,                                                 2000         1999
--------------------                                              -----------  -----------
Operating activities:
  Net loss                                                        $(8,897,385) $(3,653,965)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                      60,919       57,605
    Accounts receivable and work-in progress allowance                      -      (20,000)
    Issuance of stock for services, compensation and interest         459,321      246,629
    Amortization of prepaid consulting expenses                       770,800       34,955
    Issuance of note payable for management fee                       120,000            -
    Issuance of note payable for legal services rendered              225,000            -
    Issuance of note payable for officer compensation                  65,333            -
    Beneficial value of warrants issued                             1,477,370            -
    Amortization of debt discounts                                    944,187            -
    Amortization of deferred consulting expense                       388,948            -
    Beneficial conversion feature amortized to interest expense       656,027            -
    Issuance of note payable for interest expense                     643,814       37,132
    Amortization of unearned compensation                              22,500            -
    Loss on sale of mortgage assets                                    57,250            -
    Impaired contract costs                                                 -      184,133
  Changes in operating assets and liabilities:
    Accounts receivable                                                67,067      (36,874)
    Costs and estimated earnings in excess of billings on
      contracts                                                             -      205,579
    Prepaid expenses and other                                         42,039      (84,248)
    Accrued interest receivable                                       (20,000)           -
    Accounts payable                                                 (256,960)     859,894
    Accrued liabilities                                              (324,736)     430,716
    Deferred contract revenue                                               -       71,333
    Deferred long-term contract costs                                       -     (151,000)
                                                                  -----------  -----------
Net cash used in operating activities                              (3,498,506)  (1,818,111)
                                                                  -----------  -----------












                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)


Years Ended June 30,                                                 2000         1999
--------------------                                              -----------  -----------
Investing activities:
  Purchases of equipment                                              (95,379)      (6,979)
  Proceeds on sale of mortgage assets                                 202,750            -
                                                                  -----------  -----------
Net cash provided by (used in) investing activities                   107,371       (6,979)
                                                                  -----------  -----------
Financing activities:
  Proceeds from notes payable, related parties                      1,031,074    1,018,111
  Proceeds from issuance of notes payable in private placement      4,095,000            -
  Proceeds from issuance of warrants                                  561,425            -
  Proceeds from stock issuances and subscriptions                     426,460      809,125
  Proceeds from sale of stock to officers                             127,605
  Proceeds from exercise of options and warrants                            -      102,812
  Payments in exchange for note receivable                            (10,000)           -
  Payments on notes payable                                          (241,559)           -
  Payments on capital lease obligations                               (49,520)     (68,479)

Net cash provided by financing activities                           5,940,485    1,861,569
                                                                  -----------  -----------
Net increase in cash and cash equivalents                           2,549,350       36,479

Cash and cash equivalents, beginning of year                           55,583       19,104
                                                                  -----------  -----------
Cash and cash equivalents, end of year                            $ 2,604,933  $    55,583
                                                                  ===========  ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $     9,323  $    15,318
Supplemental disclosure of non-cash financing activities:
  Warrants issued in private placement                              1,110,118            -
  Warrants issued for deferred consulting services                  2,333,687            -
  Warrants and stock issued in exchange for warrants                2,419,771            -
  Conversion of accrued interest to note payable                            -       77,337
  Conversion of accounts payable to note payable                            -       94,182
  Conversion of note payable to common stock for legal services        94,182       77,170
  Acquisition of fixed assets under capital leases                          -       11,099
  Issuance of stock for unearned compensation                          90,000            -
  Issuance of note receivable for sale of warrants                    500,000            -
  Acquisition of mortgage receivable for note payable                       -      260,000
  Issuance of note payable for consulting services, including
    accrued interest                                                        -      634,955
  Conversion of accrued expenses to note payable                            -      165,707
  Conversion of accounts payable to note payable                            -      424,079
  Conversion of common stock subscribed                                60,000        7,500





See report of independent certified public accountants, accompanying summary of accounting policies and notes to consolidated financial statements.


                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Basis of Presentation

Bion Environmental Technologies, Inc. ("Bion" or the "Company") designs, markets, installs, and manages waste, wastewater, and storm water treatment systems, primarily in the agricultural and food processing industries. The Company produces and markets BionSoil products such as organic fertilizers, potting soils, and soil amendments which are produced from the nutrient rich BionSolids harvested from certain types of agricultural systems installed on large dairy and hog farms. Bion is placing an increasing amount of attention on BionSoil development, production, and sales as the number of systems in operation increases. BionSoil development efforts include testing, processing, blending, packaging, marketing, distributing, and sales. The Company markets and sells animal waste treatment systems primarily to large high intensity hog raising facilities and dairy farms throughout the United States. The Company's BionSoil products are primarily sold through retail and commercial outlets and direct sales in western New York.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, BionTechnologies, Inc. and BionSoil, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


Cash Equivalents

The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.




















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES



Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives (ranging from three to seven years) of the assets. Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized. When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation or amortization are removed from the accounts and the resulting profit or loss is reflected in operations.

Depreciation expense for the years ended June 30, 2000 and 1999, was $57,687 and $51,141.

Property and equipment at June 30, 2000 and 1999 included equipment under capital lease obligations with an original cost of $171,151 and accumulated depreciation of $101,157 and $72,273.


Long-Lived Assets

The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets. Under SFAS No. 121, long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.






















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Revenue Recognition

Revenues from fixed-price system development and construction projects are recognized on the percentage-of-completion method. For contracts accounted for under the percentage-of-completion method, the amount of revenue recognized is the percentage of the total contract price that the cost expended to date bears to the anticipated final total cost based upon current estimates of the cost to complete the contract. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. General and administrative costs are charged to expense. Provisions for estimated losses on uncompleted contracts are provided when determined, regardless of the completion percentage. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Project managers make assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to uncertainties inherent in the estimation process and potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near term, and that such revisions may be material.

Revenue from the sale of BionSoil products and associated fees are recognized when shipped, as the Company has no continuing obligations. Fees and royalties paid on BionSoil production are negotiated as a fixed price per cubic yard of product produced and are included in the cost of the BionSoil.



Advertising

The Company expenses advertising and promotional costs as incurred. For the years ended June 30, 2000 and 1999, the Company recorded $2,402 and $18,825 in advertising expense.

















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES



Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.


Net Loss Per Share

The Company follows the provisions of SFAS No. 128, "Earnings Per Share."
SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Therefore, basic and diluted earnings per share are the same for all periods presented.

For the years ended June 30, 2000 and 1999, stock options exercisable into 1,786,445 and 504,850 shares of common stock and stock warrants exercisable into 14,069,173 and 8,430,649 shares of common stock and debt convertible into 3,910,334 and 1,094,202 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.













                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable.

The Company's cash is in demand deposit accounts placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

Concentrations of credit risk with respect to trade accounts receivable are generally limited since customers are dispersed across geographic areas. The Company reviews a customer's credit history before extending credit and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. Generally, the Company does not require collateral from its customers.


Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies, including the Black Scholes model. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The carrying amounts reported on the consolidated balance sheets approximate their respective fair values.


Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. See Note 10 for disclosure.













                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Stock Option Plan

The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25") and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options issued to employees when the exercise price of the Company's stock options granted is less than the market price of the underlying common stock on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the date of grant by using the Black-Scholes option pricing model (Note 8).


Patents

Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the years ended June 30, 2000 and 1999 was $3,232 each year.

Comprehensive Loss

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' deficit, except those changes made due to investment by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive loss except for net losses for the years ended June 30, 2000 and 1999.





















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Impact of Recently Issued
Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. Management believes that the Company's revenue recognition policies are in accordance with SAB 101.


Reclassifications

Certain consolidated financial amounts have been reclassified for consistent presentation.















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $8,897,385 during the year ended June 30, 2000 (including non-cash interest expense and other non-cash expenses of $2,244,028 and $3,590,191, respectively) and a history of losses has resulted in an accumulated deficit of $23,826,878 at June 30, 2000.

During the year ended June 30, 2000, the Company has successfully obtained external financing through private placements of debt and equity and the sale of its warrants. The Company continues to explore sources of additional financing to satisfy its current operational requirements, and is currently contemplating additional private placements of debt and equity, under the most favorable terms available.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources, would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.























                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


To enhance the Company's longer term prospects, since January 2000, management has committed significant resources to develop the next generation Bion system design, which will include system monitoring and controls and a clean water recycling loop; an expanded research program for BionSoil; and retained consultants to support these efforts. The expenditures related to these efforts are anticipated to continue until the next generation design is completed. Management's decision to pursue these efforts is the result of positive results of limited market tests of BionSoil products. There can be no assurance that the next generation Bion system design or the BionSoil program will be successful or that sufficient capital will be available to fund operations.

There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

2.     Convertible Bridge Notes Payable

On April 13, 2000, the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the principal amount of $4,095,000. Principal and accrued interest ($124,000 at June 30, 2000 is included in convertible bridge notes) on the Notes at 10% per annum are due on July 1, 2001. In connection with the sale of the Notes, the Company issued stock purchase warrants convertible into 1,213,500 shares of the Company's common stock at $2.375 per share through December 31, 2004. The warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes. The unamortized warrant discount at June 30, 2000 was approximately $857,000.




















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Upon issuance of its capital stock in a public or private offering, with gross proceeds greater than $5,000,000, the Company, at its option, must either prepay the notes without penalty or convert the notes into shares of common stock, at a conversion rate equal to the price of the common stock attributable to the shares issued in the future public or private offering.

Of the convertible bridge notes payable issued, $50,000 was issued to a director and $100,000 was issued to D2 Co., LLC (Note 4).

3.     Notes Payable, Related Parties

Notes payable, related parties, consisted of the following:

June 30,                                                       2000
--------                                                       ----

Unsecured notes payable to LoTayLingKyur, Inc.,
LTLK Defined Benefit Plan and Dublin Holding
LTD., entities controlled by a stockholder/
director, principal amount of $3,075,798 plus
accrued interest of $200,810, net of unamortized
warrant discount of $2,016,476. All outstanding
principal and interest, computed at 1% per month,
is due and payable on or before December 31,
2002. (1)                                                   $ 1,260,132


Unsecured notes payable to a stockholder,
principal amount of $308,114 plus accrued
interest of $40,453. All outstanding principal
and interest, computed at 1% per month, is
due and payable on or before December 31,
2001. The outstanding principal and accrued
interest due, is convertible into shares of the
Company's common stock at a price of $1.80
per share, under certain agreed upon conditions.               348,567














                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Unsecured notes payable to various
stockholders, principal amount of $1,150,833
plus accrued interest of $86,939. All
outstanding principal and accrued interest at
1% per month is due and payable on or before
December 31, 2001.  Under the terms of the
agreement, options or warrants held by these
stockholders may be exercised, as repayment
for the existing notes.                                       1,237,772
                                                             ----------

                                                             $2,846,471
                                                             ==========

(1) The outstanding principal and accrued interest due, is immediately convertible into shares of the Company's common stock at a price of $1.80 per share. In December 1999, the Company exchanged its previous note obligation including related accrued interest for a total of $3,075,798, and extended the terms of the notes. In connection with the note exchange, the Company issued 1,172,426 shares of common stock valued at $3,089,343 and 2,735,660 Class Z warrants, exercisable into common stock at $13.50 per share through December 31, 2001, valued at $218,853, in exchange for 3,908,084 Class X warrants previously issued to the entities in connection with various events, including the original note issuances. The total value of the 3,908,084 warrants using the Black Scholes option-pricing model was $888,425, of which $349,492 related to the warrants issued with the original notes payable. On the date of the exchange, the Company expensed the remaining balance of the unamortized discount, and recorded a new discount of $2,419,771, representing the excess of the value of the stock and warrants issued over the value of the warrants surrendered.

The Company amortized $403,295 of the new discount through June 30, 2000, resulting in a $2,016,476 discount balance at that time. Additionally, a beneficial conversion feature of $656,027 was recorded and charged to interest expense as the Company's common stock price exceeded the $1.80 conversion price on the date the notes were exchanged.














                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Related Party Transactions

The Company's notes payable and equity transactions with stockholders and other related parties are included in Notes 3 and 7, respectively.

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement requires total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add monthly fees aggregating to $122,833 at June 30, 2000, to the balance of their convertible bridge notes payable (Note 2). In connection with the agreement the Company granted warrants exercisable into 2,500,000 shares of the Company's common stock at $2.50 per share through June 30, 2004. The warrants were valued at $2,333,687 using the Black Scholes option-pricing model and have been reflected as deferred consulting expense in the accompanying Consolidated Statement of Stockholders' Deficit and are being amortized to consulting expense over the three year term of the agreement. In a separate transaction with D2, the Company issued warrants exercisable into 2,500,000 shares of the Company's common stock at $1.75 per share through December 31, 2004 for $500,000 in cash and a $500,000 non-recourse note receivable which bears interest at 8% per annum and is due December 31, 2004. The warrants were valued at $2,477,370 using the Black Scholes option-pricing model. The $1,477,370 value of the options in excess of the consideration received has been expensed in the accompanying Consolidated Statement of Operations (included in general and administrative expenses).



























                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended June 30, 1999, the Company entered into an agreement with a stockholder for $626,667 in consulting services, to be provided over approximately a 31-month period. As additional consideration, the Company also issued warrants to the stockholder to purchase 626,667 shares of common stock at $8.00 per share through December 31, 2001, valued at $144,133 using the Black Scholes option-pricing model. The Company recorded deferred consulting fees of $770,800 and a note payable of $626,667 in connection with the agreement. The fees were earned during the year ended June 30, 2000, and the balance of the unamortized prepaid consulting fees was charged to expense. The balance of the note payable is included in the note payable to entities controlled by a stockholder (Note 3).

Of the convertible bridge notes payable issued, $50,000 was issued to a director and $100,000 was issued to D2 Co., LLC (Note 4).




































                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Income Taxes

The provision for income taxes consisted of the following:

Years Ended June 30,                  2000                  1999
--------------------              -----------            ----------

  Deferred benefit:
     Federal                      $ 2,751,000            $ 1,189,000
     State                            562,000                244,000
                                  -----------            -----------

                                    3,313,000              1,433,000


  Increase in valuation
    allowance                      (3,313,000)            (1,433,000)
                                  -----------            -----------

                                  $         -            $         -
                                  ===========            ===========


A reconciliation of the effective tax rate and the statutory U.S. federal income tax rate is as follows:

Years Ended June 30,                  2000                  1999
--------------------              -----------            ----------

  Benefit computed at the federal
    statutory rate
                                  $(3,025,000)           $(1,242,000)
  Change in valuation allowance     3,313,000              1,433,000
  State income tax benefit,
   net of federal tax amount         (618,000)              (254,000)
  Permanent differences               275,000                  9,000

  Other                                55,000                 54,000
                                  -----------            -----------

     Taxes on income              $         -            $         -
                                  ===========            ===========









                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Temporary differences that give rise to a significant portion of the deferred tax assets and liabilities are as follows:

Years Ended June 30,                  2000                  1999
--------------------              -----------            ----------

  Deferred tax asset:
   Net operating loss
    carryforwards                 $ 8,285,000            $ 5,704,000
   Accounts receivable
    allowance                           5,000                  5,000
   Accrued liabilities                  9,000                 72,000
   Compensation expense for
    common stock options and
    warrants not allowed for
    income tax purposes               795,000                      -
                                  -----------            -----------
  Deferred tax asset                9,094,000              5,781,000
  Valuation allowance              (9,094,000)            (5,781,000)
                                  -----------            -----------

  Net deferred tax asset
  (liability)                     $         -            $         -
                                  ===========            ===========

The valuation allowance of $9,094,000 at June 30, 2000 was established because the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized.

At June 30, 2000, the Company had net operating loss carryforwards of approximately $20,572,000 with expirations through 2020. The utilization of certain of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Commitments and Contingencies

Leases

Rent expense for the years ended June 30, 2000 and 1999 was $95,519 and $122,384, respectively. The Company leases certain equipment, office space and operating facilities under noncancellable operating and capital leases. At June 30, 2000 future minimum rental commitments under operating and capital leases are as follows:

Years Ending June 30,                  Operating Leases      Capital Leases
---------------------                  ----------------      --------------

  2001                                     $ 101,322           $  29,527
  2002                                        83,938              14,855
  2003                                        71,431                 400
                                           ---------           ---------

     Total minimum lease payments          $ 256,691           $   44,782
                                           =========

Less amounts representing interest                                  1,418
                                                               ----------

Present value of minimum lease
  payments                                                         43,364

Less current maturities                                            26,627
                                                               ----------

Long-term obligation, net                                      $   16,737
                                                               ==========

Litigation

The Company is a party to legal actions and claims in the ordinary course of business. Management of the Company believes that the disposition of such matters will not have a material effect on the financial position, operating results or cash flows of the Company.











                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employment Agreements

The Company has entered into three employment agreements with officers for a period commencing December 1, 1997 and ending December 31, 2002. The agreements each provide for base salaries ranging from $120,000 to $150,000 per year and various benefits, with annual reviews for increases, bonuses and benefits. Of the base salaries, $30,000 to $50,000 may be accrued annually and paid when the Company has sufficient cash flow from future operations. Salaries were accrued through June 30, 1999, and paid in full since July 1, 1999.

The Company entered into an employment agreement with a non-related party for a period commencing December 1, 1998 and ending November 30, 2003. The Agreement provided for a base salary of $132,000 per year; in addition, various benefits and its terms were subject to adjustment annually. The agreement was terminated during the year ended June 30, 2000.

7.     Stockholders' Deficit

       Stock/Warrant Dividend

On May 21, 1999, the Company declared a stock and warrant dividend. All stockholders of record as of May 20, 1999 received one share of common stock for every 10 shares held and one Class X warrant for every five shares held. The dividend was issued on June 14, 1999 and resulted in the issuance of 916,925 shares of common stock. The stock dividend has been termed a distribution, as dividend treatment is only afforded to stock dividends to the extent that retained earnings exist. Warrants to purchase 1,833,776 restricted shares of common stock beginning January 1, 2000 at $8.00 per share until December 31, 2001 were also issued.




















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Conversion of Notes Payable to Common Stock

During November 1998, the Company converted $77,170 of notes payable and accrued interest due to an existing stockholder, into 12,862 shares of common stock.

During October 1999, the Company issued 60,000 shares of common stock to two employees and received short-term notes receivable for the value of the stock ($127,605). The employees repaid the notes during the year ended June 30, 2000.

Private Placements - Common Stock and Warrants

During the years ended June 30, 2000 and 1999, the Company issued, for cash consideration, 282,686 and 310,304 shares of restricted common stock for $426,460 and $809,125, respectively.

In connection with the Company's private placement of its convertible bridge notes payable (Note 2), the Company issued 1,213,500 warrants. The value of these warrants computed using the Black Scholes model of $1,110,118 has been charged to stockholders' deficit, and is reflected as a discount on the convertible bridge notes.

Common Stock Issued for Services

During the years ended June 30, 2000 and 1999, the Company issued 294,762 and 67,827 shares of its common stock in return for services totaling $643,503 and $200,629, respectively. Of the shares issued in fiscal 2000, 36,000 shares of common stock valued at $90,000 were issued as compensation to certain employees and have been reflected as unearned compensation at June 30, 2000 to be amortized through stockholders' deficit to expense over the one year contract terms.



















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Stock Option Plan and Warrants

The 1994 Incentive Plan (the "Plan") provides for incentive stock options to be granted to employees. Options to purchase up to 2,380,553 shares of the Company's common stock (or 20% of the Company's outstanding stock which ever is greater) may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan, or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than ten years. As of June 30, 2000, options to purchase 1,599,109 shares of the Company's common stock are outstanding under the Plan.

The 1996 Non-employee Director Stock Plan ("the Director Plan") provides for each non-employee director to receive annually, an option to purchase 5,000 shares of the Company's common stock at an exercise price of 50% of the average market price of the Company's common stock for the preceding twelve months. The options were ultimately issued with an exercise price equal to the market value of the Company's common stock at its issuance date, and therefore no compensation had been recorded. No option may be exercisable for more than five years. Options to purchase up to 100,000 shares of the Company's common stock may be granted under the Director Plan. As of June 30, 2000, options to purchase 43,336 shares of the Company's common stock are outstanding under the Director Plan.

In April 2000, the Company established the 2000 Incentive Plan (the "2000 Plan"), which provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 1,000,000 shares of the Company's common stock may be granted under the 2000 Plan. Terms of exercise and expiration of options granted under the 2000 Plan may be established at the discretion of an administrative committee appointed to administer the 2000 Plan, but no option may be exercisable for more than five years. As of June 30, 2000, options to purchase 144,000 shares of the Company's common stock are outstanding under the 2000 Plan.

















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company applies APB Opinion 25 in accounting for stock options and stock purchase warrants granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under SFAS 123, the Company's net loss and basic and diluted loss per share would have been increased to the pro forma amounts indicated in the following table.

The following table provides detail as to Pro forma amounts:

Years Ended June 30,                         2000               1999
--------------------                      -----------        -----------

Net loss as reported                      $(8,897,385)       $(3,653,965)

Net loss pro forma                         (9,597,939)        (5,822,685)

Loss per share basic and diluted,
 as reported                                     (.79)              (.40)

Loss per share basic and diluted,
 pro forma                                       (.86)              (.64)



Years Ended June 30,                         2000               1999
--------------------                      -----------        -----------

Dividend yield                                      0%                 0%
Expected volatility                                74%                90%
Risk free interest rates                 5.55 to 6.66%               5.5%
Expected lives in years                 .50 to 5 years    .42 to 5 years




















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's stock option plan and warrants issued as of June 30, 2000 and 1999 are presented below:


                               Options                        Warrants
                      -----------------------------   -----------------------------
                                    Weighted                         Weighted
                                    Average                          Average
                       Shares       Exercise Price       Shares      Exercise Price
                    ---------     --------------     ----------    --------------
Outstanding,
 July 1, 1998           227,672         $8.36           3,277,161        $9.00
   Granted              484,957          6.19           6,255,776         8.11
   Canceled            (190,279)         6.80          (1,102,288)        6.89
   Exercised            (17,500)         4.84                   -            -
                      ---------         -----          ----------        -----

Outstanding
 July 1, 1999           504,850          5.87           8,430,649        10.14
   Granted            1,453,094          3.94          10,407,868         5.74
   Exercised                  -             -                   -            -
   Canceled            (171,499)         6.03          (4,769,344)        7.33
                      ---------         -----          ----------        -----

Outstanding
  June 30, 2000       1,786,445         $4.28          14,069,173        $7.77
                      =========         =====          ==========        =====

Exercisable
  June 30, 1999         174,167         $3.75           8,430,649        $5.33
                      =========         =====          ==========        =====

Exercisable
  June 30, 2000       1,176,338         $3.48          14,069,173        $7.77
                      =========         =====          ==========        =====



                                                 Options            Warrants
                                                 -------            --------

Weighted average fair value of options and
 warrants granted during 1999                     $1.48               $0.67

Weighted average fair value of options and
 warrants granted during 2000                     $0.55               $0.67





                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about exercisable stock options and warrants at June 30, 2000:

                                       Outstanding                          Exercisable
                           --------------------------------------    -----------------------
                                          Weighted
                                          Average        Weighted                   Weighted
            Range of                      Remaining      Average                    Average
            Exercisable     Number        Contractual    Exercise    Number         Exercise
            Prices          Outstanding   Life           Price       Exercisable    Price
            -----------     -----------   -----------    --------    -----------    --------
Options     $1.55-2.25          506,224       3.47       $ 2.22          506,224     $ 2.22
             2.50-3.04          502,225       2.13         2.53          362,225       2.54
             3.60-4.05          308,915       2.45         3.60          124,755       3.61
             5.40-5.63           43,805       2.15         5.40           30,156       5.40
             7.20-9.00          293,654       2.43         7.27          102,874       7.39
                 13.50          131,622       2.48        13.50           50,104      13.50
            -----------     -----------   -----------    --------    -----------    --------

            $1.55-13.50       1,786,445       2.11       $ 4.28        1,176,338    $  3.48
            ===========     ===========   ===========    ========    ===========    ========

Warrants    1.75 - 2.50       6,503,625       4.89       $ 2.18        6,503,625    $  2.18
            2.70 - 3.60          29,258       1.26         3.04           29,258       3.04
            4.50 - 5.40          44,539       1.43         5.18           44,539       5.18
            7.20 -11.25       1,149,348       0.04         8.03        1,149,348       8.03
                  13.50       6,342,403       1.51        13.50        6,342,403      13.50
            -----------     -----------   -----------    --------    -----------    --------
             1.75-13.50      14,069,173       1.70       $7.77        14,069,173    $  7.77
            ===========     ===========   ===========    ========    ===========    ========


The weighted average grant date fair value of stock options granted is summarized as follows:

Year Ended June 30,                       2000                  1999
                                      ------------          -----------

Market value equal to
 exercise price
                                        $ 2.16                 $  .15
Market value greater
 than exercise price                    $ 1.39                 $  .83

Market value less
than exercise price                     $  .82                 $  .51



                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     Subsequent Events

During August 2000, the Company amended the management agreement (Note 4) with D2 Co., LLC, which provides the services of David J. Mitchell, President and CEO, of the Company. The Company extended the consulting services for an additional year and issued 1,500,000 additional warrants (1,000,000 warrants exercisable at $3.50 per share and 500,000 exercisable at $6.00 share, both from January 1, 2002 until August 10, 2005). The Company will value the warrants issued and add their value to the deferred consulting expense. The period over which the remaining deferred consulting expense is amortized will be adjusted relative to the new term of the agreement.

Effective August 3, 2000, certain holders of Class X warrants and Class Z warrants exchanged 165,198 Class X warrants and 5,425,440 Class Z warrants for 863,399 shares of restricted common stock. In connection with the exchange, the Company will value the warrants and common stock, and will record an expense for the excess of the value of consideration received over the value of warrants surrendered.

Effective August 23, 2000, certain holders of the Class X warrants and Class Z warrants, including certain officers, employees and stockholders exchanged, in aggregate, 471,545 Class X warrants and 855,696 Class Z warrants for 269,831 shares of restricted common stock. Upon the effective date, the Company will value the warrants, and record an expense for the excess of the value of consideration received over the value of warrants surrendered.

On September 15, 2000, the Company amended the convertible bridge notes payable and associated warrants, which were accepted by the note-warrant holders on August 24, 2000:

   *  limited the conversion rate on the notes to $5.00 per share

   *  adjusted the exercise price of the warrants from $2.375 to $2.00

   *  automatic conversion one year from date of note
















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with the reduction in exercise price, the Company will value the benefit of the reduction, and add the value to the discount of notes, which will continue to be amortized over the term of the note.

On August 10, 2000, the Company initiated an exchange offer with holders (current and former employees and consultants) of certain classes of options issued under the Company's existing option plans, which was completed on August 31, 2000. In aggregate, the Company exchanged up to 404,107 new options, exercisable at $2.00 per share until December 31, 2002 and canceled 775,772 existing options with various exercise prices between $3.60 to $13.50 and expiration dates from October 31, 2000 to June 30, 2003.

On August 28, 2000, the Company entered into a lease agreement for office facilities in New York City. The term of the lease is eleven years and the aggregate cost is approximately $2.8 million. The Company also entered into a sublease for a potion of the facilities with an unrelated party for an aggregate rent of approximately $576,000 over the eleven-month term.

10.     Segment Information

The Company operates in two business segments as follows:

Systems: The Company designs, markets, installs and manages waste, wastewater and storm water systems, primarily in the agricultural and food processing industries.

Soil: The Company produces and markets BionSoil products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich Bion Solids harvested from certain types of agricultural systems installed on large dairy and hog farms.





















                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

Year Ended June 30,                       2000                  1999
                                      ------------          -----------

Revenues:
  Soil                                $    135,945          $   140,423
  Systems                                   22,500               79,696
                                      ------------          -----------
                                      $    158,445          $   220,119
                                      ============          ===========

Operating Income (Loss):
  Soil                                $ (3,017,623)         $  (900,580)
  Systems                               (3,591,619)          (2,629,957)
                                      ------------          -----------
                                      $ (6,609,242)         $(3,530,537)
                                      ============          ===========

Depreciation and amortization:
  Soil                                $     49,024          $    49,815
  Systems                                   11,895                7,790
                                      ------------          -----------
                                      $     60,919          $    57,605
                                      ============          ===========

Expenditures for additions and
 long-lived assets:
  Soil                                $     95,379          $     6,979
  Systems                                        -                    -
                                      ------------          -----------
                                      $     95,379          $     6,979
                                      ============          ===========












                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     Fourth Quarter Adjustments

The Company recorded in the fourth quarter certain adjustments relative to non-cash interest expense related to the valuations of detachable warrants issued with certain promissory notes payable and the beneficial conversion feature of certain related party notes payable amounting to $1.6 million, non-cash miscellaneous expense related to the excess of the valuation of warrants purchased over the purchase consideration received by the Company amounting to $1.5 million and non-cash consulting expense related to the valuation of warrants issued for consulting services amounting to $533,000.
Of the aggregate amount, approximately $180,000, $2.4 million and $396,000 relate to the first, second and third quarters, respectively. The Company will file an amended Form 10-QSB for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000.

The following summarizes the effect of the changes on earnings (loss) per share as previously reported:

                                     Previously Reported        Restated
                                     -------------------        --------

Three months ended
 September 30, 1999                       $(.12)                 $(.13)

Three months ended
 December 31, 1999                         (.09)                  (.32)

Six months ended
 December 31, 1999                         (.12)                  (.46)

Three months ended
 March 31, 2000                            (.11)                  (.14)

Nine months ended
 March 31, 2000                            (.32)                  (.60)
















                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  September 27, 2000              By: /s/ Jon Northrop
                                           ---------------------------------
                                           Jon Northrop
                                           Executive Vice President

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity                         Date
-----------------                         ----

/s/ Mark A. Smith                         September 27, 2000
------------------------------
Mark A. Smith, Chairman,
Secretary & Director

/s/ David J. Mitchell                     September 27, 2000
------------------------------
David J. Mitchell,
Chief Executive Officer
President & Director

/s/ Jon Northrop                          September 27, 2000
------------------------------
Jon Northrop, Executive
Vice President, Chief
Financial Officer,
Treasurer, & Director

/s/ Jere Northrop                         September 27, 2000
------------------------------
Jere Northrop, Director

/s/ Ronald G. Cullis                      September 27, 2000
------------------------------
Ronald G. Cullis, Director

/s/ Salvatore J. Zizza                    September 27, 2000
------------------------------
Salvatore J. Zizza, Director

/s/ Andrew G. Gould                       September 27, 2000
------------------------------
Andrew G. Gould, Director