Form 10QSB/A
period 1999-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-10-24
CIK 875729

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 Form 10-QSB/A
                                Amendment No. 1



(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED   September 30, 1999
   OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
   __________

Commission file number 0-19333

                     Bion Environmental Technologies, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Colorado                                    84-1176672
    -------------------------------                 --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     555 17th Street, Suite 3310, Denver, Colorado             80202
     ---------------------------------------------           ----------
        (Address of principal executive offices)             (Zip Code)

                               (303) 294-0750
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No ___

The number of shares outstanding of registrant's classes of common stock, as of November 10, 1999: Common Stock, No Par Value, 10,302,381

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
              June 30, 1999 (Audited) and
              September 30, 1999 (Unaudited)                            3

          Unaudited Consolidated Statements of Operations
          and Comprehensive Loss:
              For the Three Month Periods Ended
              September 30, 1998 and
              September 30, 1999                                        4

          Unaudited Consolidated Statement of Changes in
          Stockholders' Deficit for the Period
          June 30, 1999 through September 30, 1999                      5

          Unaudited Consolidated Statements of Cash Flows:
              For the Three Month Periods Ended
              September 30, 1998 and
              September 30, 1999                                      6-7

          Notes to Unaudited Consolidated Financial
          Statements                                                 8-14

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS                                              15-19


PART II    OTHER INFORMATION

ITEMS 1-6                                                           19-21

PART I Financial Information

ITEM 1.   Financial Statements

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
                       Consolidated Balance Sheet

                                                             September 30, 1999   June 30, 1999
                                                                 (Unaudited)        (Audited)
                                                             ------------------   -------------
                               Assets
Current assets
   Cash and cash equivalents                                     $     21,563    $     55,583
   Accounts receivable (Net of allowance of $2,000)                    60,932          60,452
   Contract receivables (net of allowance of $10,000)                  11,310          33,310
   Mortgage Receivables held for sale                                      --         260,000
   Prepaid consulting service, current portion                        240,000         240,000
                                                                 ------------    ------------
     Total current assets                                             333,805         649,345
                                                                 ------------    ------------

Property and equipment
   Computers and equipment                                            316,967         316,967
   Accumulated depreciation                                          (160,260)       (146,207)
                                                                 ------------    ------------
                                                                      156,707         170,760
                                                                 ------------    ------------
Other assets
   Prepaid consulting service, long-term portion                      300,000         360,000
   Other prepaid assets                                               193,235          86,735
   Patents, net                                                        39,026          39,834
   Deposits and other                                                  11,072          10,557
                                                                 ------------    ------------
     Total other assets                                               543,333         497,126
                                                                 ------------    ------------
Total assets                                                     $  1,033,845    $  1,317,231
                                                                 ============    ============

                        Liabilities and Stockholders' Deficit

Current liabilities
   Accounts payable                                              $    347,704    $    340,202
   Accounts payable - related party                                     7,499          17,924
   Convertible related party notes payable and accrued interest       216,596         210,589
   Capital lease obligations                                           48,340          55,688
   Accrued expenses                                                    26,098          31,740
   Accrued payroll                                                    386,628         319,461
                                                                 ------------    ------------
     Total current liabilities                                      1,032,865         975,604

Long-term liabilities
   Convertible Related party notes payable and accrued interest,
    net of unamortized discount of $314,542 and $0                  3,463,795       3,113,219
   Capital lease obligations                                           31,695          37,196
                                                                 ------------    ------------
     Total liabilities                                              4,528,355       4,126,019
                                                                 ------------    ------------
Commitments and contingencies

Stockholders' deficit
   Common stock, no par value, 100,000,000 shares                  12,798,231      12,060,705
    authorized, 1,231,631 shares issued and outstanding
   Common stock subscribed                                                 --          60,000
   Accumulated deficit                                            (16,292,741)    (14,929,493)
                                                                 ------------    ------------
     Total stockholders' deficit                                   (3,494,510)     (2,808,788)
                                                                 ------------    ------------

Total liabilities and stockholders' deficit                      $  1,033,845    $  1,317,231
                                                                 ============    =============

           See notes to unaudited consolidated financial statements.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
             Unaudited Consolidated Statements of Operations

                                                     Three Months Ended
                                                       September 30,
                                               ---------------------------
                                                   1999            1998
                                               ------------    -----------

Soil sales                                     $     43,948    $    28,372

System contract revenues                                 --         35,500
                                               ------------    -----------

Total revenues                                       43,948         63,872

Contract costs                                       99,463        122,841
                                               ------------    -----------

Gross (loss)                                        (55,515)       (58,969)

General and administrative expenses               1,023,859        382,475

Research and development                             88,816         66,999
                                               ------------    -----------

Loss from operations                             (1,168,190)      (508,443)

Other income (expense)

  Interest income                                     3,474             17
  Interest expense                                 (146,040)       (15,148)
  Other income/expense, net                           4,758         (2,659)
  Loss of Sale of Mortgage Receivable               (57,250)            --
                                               ------------    -----------
Net loss and comprehensive loss                $ (1,363,248)   $(  526,233)
                                               ============    ===========

Basic and diluted loss per common share        $      (0.13)   $     (0.06)
                                               ============    ===========

Weighted common shares outstanding               10,200,378      8,833,960
                                               ============    ===========










           See notes to unaudited consolidated financial statements.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
    Unaudited Consolidated Statement of Changes in Stockholders' Deficit


                                                          Non-
                                                        Recourse   Common      Deferred     Unearned
                                                       Promissory   Stock      Consulting   Compen-    Accumulated   Shareholders'
                               Shares       Amount      Note      Subscribed    Expense     sation      Deficit         Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999       10,092,795  $12,060,705          -   $  60,000            -          -   $(14,929,493)  $(2,808,788)
Conversion of common stock
 subscriptions to note
 payable                              -            -          -   $ (60,000)           -          -              -       (60,000)
Issuance of warrants to
 note holders                         -      349,492          -           -            -          -              -       349,492
Warrants issued for
 consulting services                  -      144,133          -           -            -          -              -       144,133
Issuance of common stock
 for cash                        66,667      100,000          -           -            -          -              -       100,000
Issuance of common stock
 for services                    72,169      143,901          -           -            -          -              -       143,901
Net (loss) for the period
 ended September 30, 1999             -            -          -           -            -          -     (1,363,248)   (1,363,248)
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30,    10,231,631  $12,798,231          -   $       -            -          -   $(16,292,741)  $(3,494,510)
=================================================================================================================================

































           See notes to unaudited consolidated financial statements.

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                   Unaudited Consolidated Statements of Cash Flows


                                                                        Three Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                        1999           1998
                                                                     -----------    ----------
Cash flows from operating activities
   Net loss                                                          $(1,363,248)   $(526,233)
   Adjustments to reconcile net loss to net cash used in operating activities -
       Depreciation and amortization                                      14,053       14,044
       Amortization of debt discount                                      34,950            -
       Issuance of warrants for consulting services                      144,133            -
       Issuance of stock for services, compensation and interest         143,901       10,725
       Issuance of subscribed stock for services                         (60,000)      11,500
       Issuance of note payable for consulting services                   60,000            -
       Loss on sale of mortgage receivables                               57,250            -
       Changes in assets and liabilities -                                     -            -
          Receivables                                                     21,520         (863)
          Prepaid expenses and other                                    (107,015)          29
          Accounts payable                                                (2,923)      34,832
          Accrued liabilities                                             61,525       51,493
                                                                     -----------    ---------

               Net cash used in operating activities                    (995,854)    (404,473)
                                                                     -----------    ---------

Cash flows from investing activities
   Purchases of equipment                                                      -       (2,969)
   Investment in patents                                                     808            -
                                                                     -----------    ---------

               Net cash (used in) provided by investing activities           808       (2,969)
                                                                     -----------    ---------

Cash flows from financing activities
   Proceeds from sale of mortgages                                       202,750            -
   Proceeds from notes payable                                           671,125      175,000
   Proceeds from stock and stock subscription issuances                  100,000      161,674
   Proceeds from exercise of options and warrants                              -       82,500
   Payments on capital lease obligations                                 (12,849)     (17,006)
                                                                     -----------    ---------

               Net cash provided by financing activities                 961,026      402,168
                                                                     -----------    ---------
Net decrease in cash and cash equivalents                                (34,020)      (5,274)
Cash and cash equivalents at beginning of period                          55,583       19,104
                                                                     -----------    ---------

Cash and cash equivalents at end of period                           $   21,563     $  13,830
                                                                     ==========     =========








Continued on following page.

           See notes to unaudited consolidated financial statements.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
               Unaudited Consolidated Statements of Cash Flows

Continued from previous page.

Supplemental disclosure of cash flow information

     Cash paid during the quarter for interest was $3,129 (1999) and $4,437
     (1998).

Supplemental disclosures of non-cash financing activities for the quarter ended September 30, 1998-

     Converted $1,500 of common stock subscribed into 300 shares of common stock.

Supplemental disclosure of non-cash financing activities for the quarter ended September 30, 1999.

     Issued warrants with a value of $349,924 in connection with convertible related party notes payable.
































           See notes to unaudited consolidated financial statements.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 1 - Restatement
--------------------

In connection with the audit of the Company's Financial Statements for the fiscal year ended June 30, 2000, management determined that the Company should make certain non-cash adjustments to its accounting throughout the fiscal year. The cumulative effects of these adjustments were reflected in the financial statements contained in the Company's Annual Report for the 2000 fiscal year. The Company has made certain non-cash adjustments in its accounting for the first quarter to reflect the value of warrants issued in connection with related party notes payable as a warrant discount on the debt by recording a warrant discount during the first quarter on the related party notes payable of $349,492 (valued in accordance with the Black-Scholes model) to be amortized to interest expense over the term of the debt ($34,950 for the three months ended September 30, 1999), and by reflecting consulting expense of $144,133 during July 1999 related to the value of warrants issued for consulting services (valued in accordance with the Black-Scholes model) to an entity affiliated with a shareholder.

As a result of the above, the Company has restated the financial statements contained in the Form 10-QSB for the three months ended September 30, 1999. For the three months ended September 30, 1999, the Company increased general and administrative expenses from $879,726 to $1,023,859 and increased interest expense from $111,089 to $146,040, resulting in an increase in the net loss and comprehensive loss from $1,184,165 to $1,363,248 and an increase in the basic and diluted loss per common share from $0.12 per share to $0.13 per share. As of September 30, 1999, related party notes payable and accrued interest decreased from $3,778,337 to $3,463,795 due to the unamortized warrant discount of $314,542. The Company increased the accumulated deficit from $16,113,658 to $16,292,741 and decreased the total stockholders' deficit from $3,809,052 to $3,494,510.

Note 2 - Summary of Accounting Policies
---------------------------------------

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

Note 3 - Continued Operations
-----------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has not yet begun earning significant revenue from its planned principal operations. Consequently, as of September 30, 1999, the Company has incurred accumulated

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 3 - Continued Operations (Continued)
-----------------------------------------

losses totaling $16,292,741, resulting in an accumulated stockholders' deficit of $3,494,510. Cash flows from current operations are not sufficient to meet the obligations of the Company. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that the Company will be able to successfully attain profitable operations or raise sufficient capital.

Note 4 - Capital Structure
--------------------------

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock
------------

As of November 10, 1999 the Company had 10,302,381 shares of Common Stock issued and outstanding.

Options
-------
                                              Vesting Date     Expires
                                              ------------     -------
Directors                    $ 1.55     11,112   Vested        08/19/02
                             $ 2.04     11,112   Vested        08/19/02
                             $ 2.91     11,112   Vested        11/17/03
                             $ 1.61     10,000   Vested        08/04/04
                                       -------
            Total Directors             43,336

Employees (Vested)           $ 2.50     40,000   Vested        12/31/01
                             $ 2.70     27,778   Vested        12/31/02
                             $ 3.04      1,112   Vested        01/28/01
                             $ 3.60      3,334   Vested        03/03/00
                             $ 3.60      1,019   Vested        03/18/00
                             $ 3.60      2,693   Vested        05/17/00
                             $ 3.60      7,750   Vested        06/30/00
                             $ 3.60     19,445   Vested        08/01/00
                             $ 3.60      9,935   Vested        12/31/01
                             $ 3.60     19,525   Vested        12/31/02
                             $ 3.72      1,112   Vested        08/31/00
                             $ 4.05      1,112   Vested        11/30/00
                             $ 5.40      1,600   Vested        03/03/00
                             $ 5.40      1,226   Vested        05/17/00
                             $ 5.40      4,276   Vested        06/30/00
                             $ 5.40     15,485   Vested        12/31/01
                             $ 5.63      1,112   Vested        05/31/00
                             $ 7.20     37,753   Vested        12/31/01
                             $ 9.00     11,112   Vested        12/31/01
Total Vested                           207,379

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (Continued)
--------------------------------------

Employees (Non-vested)       $ 3.60     26,251   04/30/00      12/31/02
                             $ 3.60     26,251   04/30/01      12/31/02
                             $ 3.60     26,251   04/30/02      12/31/02
                             $ 3.60     10,000   08/01/00      12/31/02
                             $ 3.60     10,000   08/16/99      12/31/02
                             $ 5.40     10,613   11/19/99      12/31/02
                             $ 5.40      1,556   03/04/00      12/31/02
                             $ 5.40      1,038   03/16/00      12/31/02
                             $ 5.40      1,464   04/01/00      12/31/02
                             $ 5.40      1,038   06/01/00      12/31/02
                             $ 5.40     10,000   08/01/00      12/31/02
                             $ 5.40      1,038   09/01/00      12/31/02
                             $ 7.20        770   12/16/99      12/31/01
                             $ 7.20      1,334   02/03/00      12/31/01
                             $ 7.20      1,464   04/01/00      12/31/02
                             $ 7.20     18,381   04/30/00      12/31/02
                             $ 7.20      1,926   08/04/00      12/31/02
                             $ 7.20      1,482   08/11/00      12/31/02
                             $ 7.20     10,613   11/19/00      12/31/02
                             $ 7.20      1,556   03/04/01      12/31/02
                             $ 7.20      1,038   03/16/01      12/31/02
                             $ 7.20     18,381   04/30/01      12/31/02
                             $ 7.20      1,038   06/01/01      12/31/02
                             $ 7.20     10,000   08/16/01      12/31/02
                             $ 7.20      1,038   09/01/01      12/31/02
                             $ 7.20     18,381   04/30/02      12/31/02
                             $ 7.20     10,000   08/16/02      12/31/02
                             $13.50     28,898   04/30/00      12/31/02
                             $13.50     28,898   04/30/01      12/31/02
                             $13.50     28,898   04/30/02      12/31/02

Total Non-vested                       309,596

Total Employees
and Directors                          560,311

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (Continued)
--------------------------------------

Warrants
--------

As of November 10, 1999, the Company has the following warrants outstanding:

Warrant            Shares       Expiration Date         Exercise Price

Class G-5.1          1,115             (1)                        2.70
Class G-5.2            919             (2)                        2.70
Class G-6            3,148             (3)                        5.40
Class G-8           27,779             (4)                        5.40
Class H-1           11,112             (5)                        4.50
Class H-2           16,112             (6)                        2.70
Class H-9           11,112             (7)                        9.00
Class H-9.1         11,112             (8)                       11.25
Class H-9.2         11,112             (9)                        7.20
Class H-9.3         11,112            (10)                       13.50
Class H-9.4         11,112            (11)                        5.40
Class H-10          18,519            (12)                        3.60
Class H-11          18,519            (13)                        3.60
Class H-12          27,778            (14)                        2.70
Class H-14          18,519            (15)                        3.60
Class H-15.1        26,251            (16)                        3.60
Class H-15.2        26,251            (17)                        3.60
Class H-15.3        26,251            (18)                        3.60
Class H-15.4        18,381            (19)                        7.20
Class H-15.5        18,381            (20)                        7.20
Class H-15.6        18,381            (21)                        7.20
Class H-15.7        28,898            (22)                       13.50
Class H-15.8        28,898            (23)                       13.50
Class H-15.9        28,898            (24)                       13.50
Class H-16         412,000            (25)                        2.25
Class H-17          18,519            (26)                        7.20
Class I-1            4,167            (27)                        5.40
Class K-1           55,556            (28)                        5.40
Class X          4,428,969            (29)                        8.00
Class Z          3,588,224            (30)                       13.50
Class AA.01         15,000            (31)                        5.40
                 ---------                                 -----------
                 8,942,105                                 $2.25-13.50
                 =========                                 ===========

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

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (Continued)
--------------------------------------

Warrants
--------

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

(12) Class H-10 Warrants may be exercised to purchase 18,519 shares of common stock for a 50 month period beginning November 2, 1998 and ending December 31, 2002.

(13) Class H-11 Warrants may be exercised to purchase 18,519 shares of common stock for a 49 month period beginning December 1, 1998 and ending December 31, 2002.

(14) Class H-12 Warrants may be exercised to purchase 27,778 shares of common stock for 34 month period beginning March 1, 1999 and ending December 31, 2002.

(15) Class H-14 Warrants may be exercised to purchase 18,519 shares of common stock for a 25 month period beginning December 1, 1999 and ending December 31, 2002.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (Continued)
--------------------------------------

Warrants
--------

(16) Class H-15.1 Warrants may be exercised to purchase 26,251 shares of common stock for a 32 month period beginning April 30, 2000 and ending December 31, 2002.

(17) Class H-15.2 Warrants may be exercised to purchase 26,251 shares of common stock for a 20 month period beginning April 30, 2001 and ending December 31, 2002.

(18) Class H-15.3 Warrants may be exercised to purchase 26,251 shares of common stock for a 8 month period beginning April 30, 2002 and ending December 31, 2002.

(19) Class H-15.4 Warrants may be exercised to purchase 18,381 shares of common stock for a 32 month period beginning April 30, 2000 and ending December 31, 2002.

(20) Class H-15.5 Warrants may be exercised to purchase 18,381 shares of common stock for a 20 month period beginning April 30, 2001 and ending December 31, 2002.

(21) Class H-15.6 Warrants may be exercised to purchase 18,381 shares of common stock for a 8 month period beginning April 30, 2002 and ending December 31, 2002.

(22) Class H-15.7 Warrants may be exercised to purchase 28,898 shares of common stock for a 32 month period beginning April 30, 2000 and ending December 31, 2002.

(23) Class H-15.8 Warrants may be exercised to purchase 28,898 shares of common stock for a 26 month period beginning April 30, 2001 and ending December 31, 2002.

(24) Class H-15.9 Warrants may be exercised to purchase 28,898 shares of common stock for a 8 month period beginning April 30, 2002 and ending December 31, 2002.

(25) Class H-16 Warrants may be exercised to purchase 412,000 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(26) Class H-17 Warrants may be exercised to purchase 18,519 shares of common stock for a 25 month period beginning December 1, 2000 and ending December 31, 2002.

(27) Class I-1 Warrants may be exercised to purchase 4,167 shares of common stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
            Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (Continued)
--------------------------------------

Warrants
--------

(28) Class K-1 Warrants may be exercised to purchase 55,556 shares of common stock for a 19 month period beginning March 1, 1998 and ending October 1, 1999.

(29) Class X Warrants may be exercised to purchase 4,428,969 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(30) Class Z Warrants may be exercised to purchase 3,588,224 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

(31) Class AA.01 Warrants may be exercised to purchase 15,000 shares of common stock for approximately a 28-month period beginning August 12, 1999 and ending December 31, 2001.

At November 10, 1999, there were warrants exercisable to purchase 255,284 shares of common stock.

Note 5 - Subsequent Events
--------------------------

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

Management's Discussion of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Financial Condition and Results of Operations
     ---------------------------------------------

     The financial statements contained in this 10-QSB show more than $12,300,000 being invested in Bion as of September 30, 1999. We have a negative net worth of $3,494,510, accumulated deficit of $16,292,741, limited current revenues, and substantial current operating losses. (Note that the negative net worth is approximately equal to the outstanding long-term debt to management and major shareholders, the largest part of which is convertible into Bion's restricted and legended common stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.

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

     Liquidity and Capital Resources
     -------------------------------

     Our Consolidated Balance Sheet shows Current assets of $333,805 and Total assets of $1,033,845. Our current and total liabilities as of September 30, 1999 are $1,032,865 and $4,528,355, respectively. Total assets decreased by $283,386 from June 30, 1999. This change is primarily attributable to the sale of the mortgage receivables (see our 10-KSB/A dated June 30, 1999). Cash
and cash equivalents decreased $34,020 from June 30, 1999.   Our current ratio
(current assets / current liabilities) is 0.32 as of September 30, 1999 as compared to 0.67 as of June 30, 1999.

     Total liabilities increased $402,336 in the three month period ended September 30, 1999. Accrued salaries and notes payable increased by $67,167 and $350,576, respectively. The notes payable increase were to related parties or employees. During the three months ended September 30, 2000, we recorded a discount of $349,492 related to warrants issued in connection with the related party notes payable. Interest expense of $34,950 was recorded during the three months ended September 30, 1999 in connection with amortization of the discount.

     Our Stockholders' Equity account reflects a total of 138,836 shares of common stock issued in the quarter ended September 30, 1999. We issued 66,667 shares of common stock for cash ($100,000), 72,169 shares of common stock for services ($143,901) recorded at the value of services provided and warrants for consulting expenses $(144,133) valued in accordance with the Black-Scholes model. Of these shares, we issued a total of 74,502 shares of legended and restricted common stock and 64,334 shares of unrestricted stock. The Company issued a note to an employee and as part of the note reclassified $60,000 of subscribed stock into the note payable.

     Results of Operations
     ---------------------

     Comparison of the Three Months Ended September, 30 1999
     with the Three Months Ended September 30, 1998
     -------------------------------------------------------

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

     General and administrative expenses were higher by $641,384 due to an increase in employee compensation ($107,000), professional expenses ($167,000), consulting expenses for warrants issued ($144,000), and investor relation expenses ($193,000) and other individually insignificant increases. The warrants issued for consulting services were valued in accordance with the Black-Scholes model.

     The Company recorded $146,040 in interest expense on its notes payable and $88,816 in research and development costs. Of the total interest expense, $34,950 represented amortization of debt discount recorded in connection with the issuance of warrants associated with related party notes payable. The Company also recorded a loss of $57,250 on the sale of the mortgage receivables in the quarter. As a result of the above, the Company recorded a net loss of $1,363,248 in the three month period ended September 30, 1999, compared to a net loss of $526,233 for the three month period ended September 30, 1998.

     The Company will need to increase sales significantly to obtain profitability.

     Trends, Events and Uncertainties
     --------------------------------

          Liquidity
          ---------

     We continue to have difficulty raising finances for operations. Funding for operations occurs primarily through equity financing. The following identifies cash sources from financing transactions over the past two fiscal years.

             Convertible
             Debt/Notes      Stock          Options         Total

LTLK         $1,503,750    $  282,750             --       $1,786,500

Other        $300,000      $1,039,826       $889,938       $2,229,764

Total        $1,803,750    $1,322,576       $889,938       $4,016,264

     LoTayLingKyur, Inc. ("LTLK") has been the primary funding agent for Bion over the past year. LTLK is a major shareholder that continues to finance our operations. Without this funding the company would not be able to continue as a going concern.

          The Hog Market Impact
          ---------------------

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

     Management believes that over the next several quarters, if the strengthening in hog prices continues, it will result in more contracts being signed and work resuming (or commencing) on some existing contracts that have been slowed or put on hold.*

     As a result of the problems facing the hog industry, we have increased our focus on expanding Bion's presence in the dairy farm system markets to offset the reduction in hog system sales. To support this shift, as well as to gain access to the large western United States market, we have recently added sales personnel in California and the Pacific Northwest. Management believes that this recent expansion in conjunction with increasing hog prices may assist us in accelerating our system sales pace.*

          Regulatory Environment
          ----------------------

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

     This increasing federal environmental activity along with similar changes at the state and local levels create an unpredictable regulatory environment. How these changes affect our business can not be identified with any precision at this time; however, we believe that more stringent requirements on the animal raising industry will improve our sales outlook.*

          Year 2000 Issue
          ---------------

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

ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the three month period ended September 30, 1999 without registration under the Securities Act of 1933, as amended:

     Warrants
     --------

       - We issued a Class X Warrant to purchase 440,456 shares of restricted and legended common stock at $8.00 per share. The warrant is exercisable from January 1, 2000 to December 31, 2001. Bion received cash advances in consideration for this warrant for use in operations. See Note 4 of our 10-KSB/A dated June 30, 1999.

       - We issued a Class AA.01 Warrant to purchase 15,000 shares of restricted and legended common stock at $5.40 per share. The warrant is exercisable from August 12, 1999 to December 31, 2001. Bion received consulting services as consideration for this warrant.

       - We issued a Class H.16 Warrant to purchase 56,000 shares of restricted and legended common stock at $8.00 per share. The warrant is exercisable from January 1, 2000 to December 31, 2001. Bion received employment services in consideration for this warrant.

     Common Stock
     ------------

       - 66,667 shares of restricted and legended common stock to one private investor in a privately negotiated transaction for an aggregate amount of $100,000.

       - 7,835 shares of restricted and legended common stock to two consultants in lieu of cash for services rendered valued at, in aggregate, $12,835.

     Convertible Notes
     -----------------

       - We added $504,230.18 of principal and interest to the convertible notes listed in Note 4 of notes to Consolidated Financial Statements in our 10-KSB/A dated June 30, 1999, and recorded a discount of $349,492.

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

Form 8-K dated August 1, 1999: Items 5 & 7
Form 8-K dated July 23, 1999: Items 5 & 7
Form 8-K dated May 22, 1999: Items 5 & 7

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



Dated:   October 20, 2000