Form 10QSB/A
period 1999-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-10-24
CIK 875729

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

Transitional Small Business Disclosure Format (Check one): Yes     No X

                              TABLE OF CONTENTS


                                                                     PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
              June 30, 1999 (audited) and
              December 31, 1999 (unaudited)                                3

          Unaudited Consolidated Statements of Operations
          and Comprehensive Loss:
              For Six Months Periods Ended
              December 31, 1998 and
              December 31, 1999                                            4

          Unaudited Consolidated Statements of Operations
          and Comprehensive Loss:
              For the Three Month Periods Ended
              December 31, 1998 and
              December 31, 1999                                            5

          Unaudited Consolidated Statement of Changes in
           Shareholders' Deficit for the Period
           June 30, 1999 through December 31, 1999                         6

          Unaudited Consolidated Statements of Cash Flows:
              For the Three Month Periods Ended
              December 31, 1998 and
              December 31, 1999                                          7-8

          Notes to Unaudited Consolidated Financial
           Statements                                                   9-16

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS                                                17-21

PART II   OTHER INFORMATION

ITEMS 1-6                                                              22-24

PART I Financial Information

ITEM 1.  Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                         Consolidated Balance Sheets

                                                                  December 31,    June 30,
                                                                      1999          1999
                                                                  (Unaudited)
                                                                  -----------    -----------
                                            Assets
Current assets
  Cash and cash equivalents                                     $     662,177   $     55,583
  Accounts receivable (net of allowance of $2,000)                     28,054         60,452
  Contract receivables (net of allowance of $10,000)                    1,310         33,310
  Work in Progress                                                      6,000              -
  Mortgage Receivables held for sale                                        -        260,000
  Prepaid consulting service, current portion                         240,000        240,000
                                                                -------------   ------------
            Total current assets                                      937,541        649,345
                                                                --------------  ------------
Property and equipment
  Computers and equipment                                             316,967        316,967
  Accumulated depreciation                                           (174,052)      (146,207)
                                                                -------------   ------------
                                                                      142,915        170,760
                                                                -------------   ------------
Other assets
  Prepaid consulting service, long-term portion                       240,000        360,000
  Other prepaid assets                                                159,476         86,735
  Patents, net                                                         38,218         39,834
  Deposits and other                                                   11,222         10,557
                                                                -------------   ------------
          Total other assets                                          448,916        497,126
                                                                -------------   ------------
Total assets                                                    $   1,529,372   $  1,317,231
                                                                =============   ============
                         Liabilities and Shareholders' Deficit

Current liabilities
  Accounts payable                                              $      49,948   $    340,202
  Accounts payable - related party                                          -         17,924
  Note payable and accrued interest                                   200,865        190,065
  Convertible related party notes payable and accrued interest         21,739         20,524
  Capital lease obligations                                            40,336         55,688
  Accrued expenses                                                     19,441         31,740
  Accrued payroll                                                     135,318        319,461
                                                                -------------   ------------
          Total current liabilities                                   467,647        975,604

Long-term liabilities
  Convertible related party notes payable and accrued interest,
   net of unamortized discount of $2,419,771 and $0                 2,304,218      3,113,219
  Capital lease obligations                                            26,427         37,196
                                                                -------------   ------------
          Total liabilities                                         2,798,292      4,126,019
                                                                -------------   ------------
Commitments and contingencies
Shareholders' deficit
  Common stock, no par value, 100,000,000 shares authorized,
   11,781,410 and 10,092,795 shares issued and outstanding
   at December 31, 1999 and June 30, 1999, respectively           21,336,771      12,060,705
  Common stock subscribed                                                  -          60,000
  Non-recourse promissory note                                      (500,000)              -
  Deferred Consulting expense                                     (2,333,687)              -
  Accumulated deficit                                            (19,772,004)    (14,929,493)
                                                                -------------   ------------
          Total Shareholders' deficit                             (1,268,920)     (2,808,788)
                                                                -------------   ------------
Total liabilities and Shareholders' deficit                     $  1,529,372    $   1,317,231
                                                                ============    =============

           See notes to unaudited consolidated financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                                                   Six Months Ended
                                                      December 31,
                                           ------------------------------
                                                1999             1998
                                           ------------     -------------

Soil sales                                 $     55,262     $     43,228

System contract revenues                         16,000           60,696
                                           ------------     ------------

Total revenues                                   71,262          103,924

Contract costs                                  161,195          210,748
                                           ------------     ------------

Gross (loss)                                    (89,933)        (106,824)

General and administrative expenses           3,286,575          910,657

Research and development                        160,140          122,307
                                           ------------     ------------

Loss from operations                         (3,536,648)      (1,139,788)

Other income (expense)
  Interest income                                 4,471                -
  Interest expense                           (1,252,899)         (34,995)
  Other income (expense), net                      (185)          (5,723)
  Loss on Sale of Mortgage Receivable           (57,250)               -
                                           ------------     ------------

Net loss and comprehensive loss            $ (4,842,511)    $ (1,180,506)
                                           ============     ============

Basic and diluted loss per common share    $       (.46)    $       (.13)
                                           ============     ============

Weighted common shares outstanding            10,533,338       8,892,784
                                           ============     ============












           See notes to unaudited consolidated financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
     Unaudited Consolidated Statements of Operations and Comprehensive Loss


                                               Three Months Ended
                                                   December 31,
                                           -----------------------------
                                               1999             1998
                                           ------------     ------------
Soil sales                                 $     11,314     $     14,856

System contract revenues                         16,000           25,196
                                           ------------     ------------

Total revenues                                   27,314           40,052

Contract costs                                   61,732           87,907
                                           ------------     ------------

Gross (loss)                                    (34,418)         (47,855)

General and administrative expenses           2,262,716          518,183

Research and development                         71,324           55,308
                                           ------------     ------------

Loss from operations                         (2,368,458)        (621,346)

Other income (expense)
  Interest income                                   998                -
  Interest (expense)                         (1,106,860)         (19,847)
  Other income (expense), net                    (4,943)         (13,080)
                                           ------------     ------------

Net loss and comprehensive loss            $ (3,479,263)    $    654,273)
                                           ============     ============

Basic and diluted loss per common share    $       (.32)    $       (.07)
                                           ============     ============

Weighted common shares outstanding           10,866,299        8,951,608
                                           ============     ============













           See notes to unaudited consolidated financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
      Unaudited Consolidated Statement of Changes in Shareholders' Deficit

<CAPTION
                                                          Non-
                                                        Recourse   Common      Deferred     Unearned
                                                       Promissory   Stock      Consulting   Compen-    Accumulated   Shareholders'
                               Shares       Amount      Note      Subscribed    Expense     sation      Deficit         Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999       10,092,795  $12,060,705   $       -  $  60,000   $         -   $      -   $(14,929,493) $(2,808,788)
Conversion of common stock
subscriptions to note
 payable                              -            -           -    (60,000)            -          -              -      (60,000)
Issuance of warrants to
 note holders                         -      349,492           -          -             -          -              -       349,492
Warrants issued for
 consulting services                  -      144,133           -          -             -          -              -       144,133
Issuance of common stock
 for cash                        66,667      100,000           -          -             -          -              -       100,000
Issuance of common stock
 for services                    72,169      143,901           -          -             -          -              -       143,901
Net (loss) for the three
 months ended
 September 30, 1999                   -            -           -          -             -          -     (1,363,248)   (1,363,248)
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30,
 1999                        10,231,631   12,798,231           -          -             -          -    (16,292,741)   (3,494,510)
Issuance of common stock
 for cash                       210,500      318,250           -          -             -          -              -       318,250
Issuance of common stock
 for services                   106,853      205,830           -          -             -          -              -       205,830
Issuance of warrants for
 cash (net $500,000 non-
 recourse promissory note)            -    2,477,370    (500,000)         -             -          -              -     1,977,370
Issuance of stock in
 conversion of note payable      60,000      127,605           -          -             -          -              -       127,605
Warrants issued for consulting
 services                             -    2,333,687           -          -    (2,333,687)         -              -             -
Beneficial conversion feature
 on convertible note payable          -      656,027           -          -             -          -              -       656,027
Issuance of stock and
 warrants in related party
 note payable and warrant
 exchange                     1,172,426    2,419,771           -          -             -          -              -     2,419,771
Net (loss) for three months
 ended December 31, 1999              -            -           -          -             -          -    (3,479,263)    (3,479,263)
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
 1999                        11,781,410  $21,336,771   $(500,000)         -   $(2,333,687)         -  $(19,772,004)   $(1,268,920)
=================================================================================================================================
















                   See notes to unaudited financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flows

                                                                        Six Months Ended
                                                                           December 31,
                                                                 ------------------------------
                                                                      1999             1998
                                                                 ------------     -------------

Cash flows from operating activities
   Net loss                                                      $ (4,842,511)    $ (1,180,506)
   Adjustments to reconcile net loss to net cash used in
    operating activities -
   Depreciation and amortization                                       29,461           28,099
   Issuance of stock for services, compensation and interest          349,731           23,620
   Amortization of debt discount                                      349,492               --
   Issuance of warrants for consulting services                       144,133               --
   Beneficial value of warrants issued                              1,477,370               --
   Beneficial conversion feature amortized to interest expense        656,027               --
   Issuance of subscribed stock for services                          (60,000)          23,000
   Issuance of note payable for consulting services                   120,000               --
   Loss on sale of mortgage receivables                                57,250               --
   Changes in assets and liabilities -
       Receivables and work-in-progress                                58,398           24,666
       Prepaid expenses and other                                     (73,406)             349
       Accounts payable                                              (308,178)          93,194
       Accrued liabilities                                           (196,442)         155,587
                                                                 ------------     ------------
          Net cash used in operating activities                    (2,238,675)        (831,991)
                                                                 ------------     ------------

Cash flows from investing activities
   Investment in patents                                                   --           (2,969)
                                                                 ------------     ------------
          Net cash used in investing activities                            --           (2,969)
                                                                 ------------     ------------

Cash flows from financing activities
   Payments on notes payable                                               --           (3,000)
   Proceeds from sale of mortgages                                    202,750               --
   Proceeds from notes payable                                      1,622,785          235,000
   Proceeds from stock and stock subscription issuances               545,855          539,424
   Proceeds from exercise of options and warrants                          --           82,500
   Proceeds from sale of warrants                                     500,000               --
   Payments on capital lease obligations                              (26,121)         (34,622)
                                                                 ------------     ------------
          Net cash provided by financing activities                 2,845,269          819,302
                                                                 ------------     ------------

Net increase in cash and cash equivalents                             606,594          (15,658)
Cash and cash equivalents at beginning of period                       55,583           19,104
                                                                 ------------     ------------

Cash and cash equivalents at end of period                       $    662,177     $      3,446
                                                                 ============     ============



Continued on following page.

            See notes to unaudited consolidated financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
              Unaudited Consolidated Statements of Cash Flows

Continued from previous page.


Supplemental disclosure of cash flow information
     Cash paid during the six months for interest was $6,668 (1999) and $10,464 (1998)

Supplemental disclosures of non-cash financing activities for the six months ended December 31, 1999 -

     Issued warrants for deferred consulting services valued at $2,333,687.

     Issued note receivable for $500,000 in consideration for the sale of warrants.

     Issued warrants with a value of $349,392 in connection with convertible related party notes payable.

     Converted $60,000 stock subscriptions into a note payable.

     Exchanged convertible notes payable with related parties and issued 1,172,426 shares of common stock and additional Class Z warrants in exchange for outstanding Class X warrants, valued at an excess of $2,419,771.

Supplemental disclosures of non-cash financing activities for the six months ended December 31, 1998-

     Converted $3,000 of common stock subscribed into 800 shares of common stock.

     Converted $77,710 of notes payable and interest into 12,862 shares of common stock.



















                See notes to unaudited financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.

           Notes to Unaudited Consolidated Financial Statements

Note 1 - Restatement
--------------------

In connection with the audit of the Company's Financial Statements for the fiscal year ended June 30, 2000, management determined that the Company should make certain non-cash adjustments to its accounting throughout the fiscal year. The cumulative effects of these adjustments were reflected in the financial statements contained in the Company's Annual Report for the 2000 fiscal year. The Company has made the following non-cash adjustments in its accounting for the first and second quarters:

     - The Company recorded a warrant discount during the first quarter on the related party notes payable of $349,492 and amortized $34,950 to interest expense during the three months ended September 30, 1999. The remaining unamortized discount of $314,542 was expensed during the second quarter upon the exchange of the original related party notes payable for new notes payable;

     - The Company recorded consulting expense of $144,133 (valued in accordance with the Black Scholes model) during July 1999 related to the value of warrants issued for consulting services to an entity affiliated with a shareholder;

     - The full fair value of 2,500,000 warrants (computed in accordance with the Black-Scholes model) issued to D2 Co. LLC ("AD2") in connection with a consulting services agreement was recorded as $2,333,687 of deferred consulting expense in December 1999, to be charged to expense over the three year term of the agreement;

     - The Company calculated the fair value of the 2,500,000 warrants (valued in accordance with the Black-Scholes model) purchased by D2 for $500,000 cash and a $500,000 non-recourse promissory note receivable in December 1999 of $2,447,370. The excess of the fair value of the warrants over the consideration received of $1,447,370 was charged to general and administrative expenses;

     - In December, 1999, the Company recorded a $2,419,771 discount on related party notes payable representing the difference in fair values of equity instruments exchanged, originally issued in connection with related party notes payable. The fair value of the warrants exchanged were computed using the Black-Scholes model; and

     - A beneficial conversion feature of $656,027 concerning a related party note payable which was immediately convertible on the date of issue was charged to interest expense in December 1999 as the related party notes payable were immediately convertible.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 1 - Restatement (continued)
--------------------------------

As a result of the above, the Company has restated the financial statements contained in the Form 10-QSB for the three and six months ended December 31, 1999. For the three months ended December 31, 1999, the Company increased general and administrative expenses from $785,346 to $2,262,716 and increased interest expense from $136,291 to $1,106,860, resulting in an increase in the net loss and comprehensive loss from $1,031,324 to $3,479,263 and an increase in the basic and diluted loss per common share from $0.09 per share to $0.32 per share. For the six months ended December 31, 1999, the Company increased general and administrative expenses from $1,665,072 to $3,286,575 and increased interest expense from $247,380 to $1,252,899, resulting in an increase in the net loss and comprehensive loss from $2,215,489 to $4,842,511 and an increase in the basic and diluted loss per common share from $0.21 per share to $0.46 per share. As of December 31, 1999, related party notes payable and accrued interest decreased from $4,723,989 to $2,304,218 due to the unamortized warrant discount of $2,419,771. The Company increased the accumulated deficit at December 31, 1999 from $17,144,982 to $19,772,004 and decreased the total stockholders' deficit from $3,688,691 to $1,268,920.

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

Note 3 - Continued Operations
-----------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. We have not yet begun earning significant revenue from its planned principal operations. Consequently, as of December 31, 1999, we have incurred accumulated losses totaling $19,772,004, resulting in an accumulated Shareholders' deficit of $1,268,920. Cash flows from current operations are not sufficient to meet obligations. Management plans include continuing efforts to obtain additional capital to fund operations until contract sales along with sales of BionSoil(TM) are sufficient to fund operations. There can be no assurance that we will be able to successfully attain profitable operations or raise sufficient capital.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure
--------------------------

Because we have a relatively complex capital structure the following capital structure details are set forth:

Common Stock
------------

As of February 11, 2000 we had 11,807,660 (1) shares of Common Stock issued and outstanding.

Options
-------
                                                              Expiration
                                                           -----------------

Directors                    $ 1.55     11,112   Vested        08/19/02
                             $ 2.04     11,112   Vested        08/19/02
                             $ 2.91     11,112   Vested        11/17/03
                             $ 1.61     10,000   Vested        08/04/04
                                       -------
            Total Directors             43,336


Employees (Vested)           $ 2.25    474,000  (2)Vested      12/21/01
                             $ 2.50     40,000  (3)Vested      12/31/01
                             $ 2.50     19,445   Vested        08/01/00
                             $ 2.50     40,000   Vested        12/31/02
                             $ 2.70     55,556   Vested        12/31/02
                             $ 3.04      1,112   Vested        01/28/01
                             $ 3.60     87,461   Vested    03/03/00-12/31/02
                             $ 3.72      1,112   Vested        08/31/00
                             $ 4.05      1,112   Vested        11/30/00
                             $ 5.40     33,200   Vested    03/03/00-12/31/01
                             $ 5.63      1,112   Vested        05/31/00
                             $ 7.20     39,857   Vested        12/31/01
                             $ 9.00     11,112   Vested        12/31/01
                                       -------

Total Employees (Vested)               805,079

Total Vested (Directors
 and Employees)                        848,415

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

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
          Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (continued)
--------------------------------------

Options (continued)
-------------------

Employees (Non-vested)                      Vesting Dates     Expiration

                       $ 2.50    300,000  03/30/00-06/30/02 12/31/01-06/30/03
                       $ 3.60    220,707  04/30/00-04/30/02    12/31/02
                       $ 5.40     16,134  03/16/00-09/01/00    12/31/02
                       $ 7.20    212,161  03/04/00-08/16/02 12/31/01-12/31/02
                       $13.50    176,988  04/30/00-04/30/02    12/31/02
                               ---------

Total Non-Vested                 925,990
                               =========

Total Vested
 and Non Vested                1,774,405
                               =========

Warrants
--------

   As of February 11, 2000, we have the following warrants outstanding:


Warrant            Shares        Expiration Date       Exercise Price
-------            ------        ---------------       --------------
Class AA.01         15,000            (1)                      5.40
Class D2P        2,500,000            (2)                      1.75
Class D2C        2,500,000            (3)                      2.50
Class G-5.1          1,115            (4)                      2.70
Class G-5.2            919            (5)                      2.70
Class G-6            3,148            (6)                      5.40
Class G-8           27,779            (7)                      5.40
Class H-1           11,112            (8)                      4.50
Class H-2           16,112            (9)                      2.70
Class H-9           11,112           (10)                      9.00
Class H-9.1         11,112           (11)                     11.25
Class H-9.2         11,112           (12)                      7.20
Class H-9.3         11,112           (13)                     13.50
Class H-9.4         11,112           (14)                      5.40
Class H-10          18,519           (15)                      3.60
*Class H-16         38,000           (16)                      2.25
Class I-1            4,167           (17)                      5.40
**Class X        1,116,012           (18)                      8.00
***Class Z       6,323,884           (19)                     13.50
                ----------
                12,631,327                            $  1.75-13.50
                ==========                            =============

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
          Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (continued)
--------------------------------------

Warrants (continued)
--------------------

*Holder has agreed to exercise by cancellation of promissory note of Bion on certain conditions.
**Holders of approximately 415,199 Class X Warrants have agreed to participate in a future registered exchange offer subject to terms and conditions. ***Holders of approximately 5,937,823 Class Z Warrants have agreed to participate in a future registered exchange offer subject to certain terms and conditions.

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

Warrants (continued)
--------------------

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

16. Class H16 may be exercised to purchase 38,000 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2002.

17. Class I-1 warrants may be exercised to purchase 4,167 shares of common stock for approximately a 42 month period beginning June 9, 1998 and ending December 31, 2001.

18. Class X may be exercised to purchase 1,116,012 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

19. Class Z warrants may be exercised to purchase 6,323,884 shares of common stock for a 24 month period beginning January 1, 2000 and ending December 31, 2001.

At February 11, 1999, there were warrants exercisable to purchase 12,631,327 shares of common stock.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (continued)
--------------------------------------

Convertible Notes
-----------------

The following notes can be converted, in whole or in part, at the holders' option into shares of common stock at a price of $1.80 per share.

                           Note Amount        Underlying Shares of Stock
                           -----------        --------------------------
                                                   (at 12/31/99)

LTLK                      $1,151,754.14               639,864

LTLK                      $  279,102.99               155,058
 Defined Benefit
 Plan

Dublin Holding,           $1,655,854.84               919,920
  Ltd.

H. Northrop               $  330,079.78               183,378
                          -------------             ---------

TOTAL                     $3,416,791.75             1,898,220


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

Note 5 - Accounting on Material Agreements
------------------------------------------

     In connection with our agreements between D2 Co. LLC (AD2@), as reported on Forms 8-K and 8-K/A-1 dated December 11 ,1999, we issued 2,500,000 warrants valued at $2,477,370 for $1,000,000 receiving $500,000 cash and a $500,000 non-recourse promissory note. The promissory note has been recorded as a reduction to equity until payment is received on the related warrants. The beneficial value of the warrants issued over the consideration received of $1,477,370 has been expensed in the consolidated statement of operations (included in general and administrative expenses).

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 5 - Accounting on Material Agreements (Continued)
------------------------------------------------------

     We have also issued 2,500,000 warrants as part of the payment for services to be rendered by D2 under the related agreements. We recorded the value of the warrants issued of $2,333,687 as deferred consulting expense, and will recognize the expense over the three-year term of the agreement.

     In connection with the exchange of related party convertible notes payable and warrants for new convertible notes payable, common stock and warrants, we have recorded $2,419,771 as a discount on the new related party notes payable. The amounts recorded reflect the difference in fair values of the equity instruments exchanged. The discount is being amortized over the term of the debt as additional interest expense. See our Forms 8-K and 8-K/A-1 dated December 11, 1999.

Note 6 - Subsequent Events
--------------------------

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

     Management's Discussion of Financial Condition and Results of Operations Financial Condition and Results of Operations
     ------------------------------------------------------------------------

     The financial statements contained in this 10-QSB show more than $13,400,000 being invested in Bion as of December 31, 1999. We have a negative net worth of $1,268,920, an accumulated deficit of $19,772,004, limited current revenues, and substantial current operating losses. (Note that the negative net worth is less than the outstanding long-term debt to management and major shareholders, the largest part of which is convertible into Bion's common stock. Bion may convert notes held by LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding Ltd. under specific conditions. In addition, management note holders (and family entities) have agreed to use long-term notes owed by Bion to exercise outstanding options and warrants of Bion under specific conditions. See our Forms 8-K and 8-K/A-1 dated December 11, 1999. See also Footnote 3 to the Financial Statements above.)

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

     Liquidity and Capital Resources
     -------------------------------

     Our Consolidated Balance Sheet shows Current assets of $937,541 and Total assets of $1,529,372. Our Current and total liabilities as of December 31, 1999 are $467,647 and $2,798,292, respectively. Total assets increased by $212,141 from June 30, 1999. The change is primarily attributable to the increase in cash from the sale of warrants partially offset by the loss on the sale of the mortgage receivable (see our 10-KSB/A dated June 30, 1999) and prepaid consulting. Cash and cash equivalents increased by $606,594 from June
30, 1999.   Our current ratio (current assets / current liabilities) is 2.00 as of December 31, 1999 as compared to 0.67 as of June 30, 1999.

     Total liabilities decreased $1,327,727 in the six month period ended December 31, 1999. Notes payable decreased by $796,986 primarily due to the unamortized discount of $2,419,771, partially offset by a decrease in accrued salaries and accounts payable of $184,143 and $308,178, respectively. The notes payable increases were to related parties or employees that will convert into stock if certain conditions are met.

     Our common stock reflects a total of 1,688,615 shares of common stock issued in the six month period ended December 31, 1999. We issued 277,167 shares of common stock for cash ($418,250) and 179,022 shares of common stock for services ($349,731). We also issued 1,172,426 shares of common stock in an exchange of Class X Warrants for common shares and Class Z Warrants (see our Forms 8-K and 8-K/A-1 dated on December 11, 1999) and 60,000 shares to two employees as loans and received short term notes for the value of the stock sales. In connection with the warrant/stock exchange, we recorded $2,419,771 as a debt discount, representing the excess of the fair value of common stock and warrants issued in exchange for the value of warrants surrendered. The amount was recorded as debt discount because the warrants exchanged were originally issued in connection with related party notes payable. We issued a total of 1,466,401 shares of legended and restricted common stock and 222,214 shares of unrestricted stock. We issued a note to an employee and as part of the note reclassified $60,000 of subscribed stock into the note payable. We also received $500,000 cash and a $500,000 non-recourse promissory note for the issuance of 2,500,000 warrants to purchase common stock at $1.75 per share (See Forms 8-K and 8-K/A-1 dated December 11, 1999.) The value of the warrants computed in accordance with the Black-Scholes model of $2,477,370 was charged to common stock and $1,477,370 representing the excess of the fair value of the warrants over the consideration received, has been charged to general and administrative expenses. We recorded deferred consulting expense of $2,333,687 as a component of stockholders' deficit, representing the fair value of 2,500,000 warrants issued to D2 Co. LLC, in connection with a three-year consulting agreement.

     Results of Operations
     ---------------------

     Comparison of the Six Months Ended December 31, 1999 with
     the Six Months Ended December 31, 1998
     ----------------------------------------------------------

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

      General and administrative expenses were higher by $2,375,918 due to an increase in employee compensation ($213,000), professional expenses ($272,000), the beneficial value of warrants issued over the consideration received ($1,477,000), consulting expenses related to warrants issued for services ($144,000), investor relations expenses ($231,000)and other individually insignificant increases.

     We recorded $1,252,899 in interest expense (including $656,027 of beneficial conversion feature related to certain related party notes payable and $349,492 of discount amortization associated with certain related party notes payable) on our notes payable and $160,140 in research and development costs. We also recorded a loss of $57,250 on the sale of the mortgage receivables in the quarter. As a result of the above, we recorded a net loss of $4,842,511 in the six month period ended December 31, 1999, compared to a net loss of $1,180,506 for the six month period ended December 31, 1998.

     Comparison of the Three Months Ended December 31, 1999
     with the Three Months Ended December 31, 1998
     ------------------------------------------------------

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

     General and administrative expenses were higher by $1,744,533 due to an increase in employee compensation ($123,000), professional expenses ($113,000), the beneficial value of warrants issued over the consideration received ($1,477,000), investor relations expenses ($38,000), offset by other individually insignificant decreases.

      We recorded $1,106,860 in interest expense on its notes payable and $71,324 in research and development costs. As a result of the above, we recorded a net loss of $3,479,263 in the three month period ended December 31, 1999, compared to a net loss of $654,273 for the three month period ended December 31, 1998.

     We will need to increase sales significantly to obtain profitability.

     Trends, Events and Uncertainties
     --------------------------------

          Liquidity
          ---------

     The management agreement, reported in our Forms 8-K and 8-K/A-1 dated December 11, 1999, has significantly increased our liquidity and funding for operations. Our current assets to current liabilities ratio is 2.00 as of December 31, 1999. See our Forms 8-K and 8-K/A-1 dated December 11, 1999 for detailed information on this Management Agreement and recent financing.

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

     Management believes that over the next several quarters, if the strengthening in hog prices continues, it will result in more contracts being signed and work resuming (or commencing) on some existing contracts that have been slowed or put on hold.

     As a result of the problems facing the hog industry, we have increased our focus on expanding Bion's presence in the dairy farm system markets to offset the reduction in hog system sales. To support this shift, as well as to gain access to the large western United States market, we have recently added sales personnel in California and the Pacific Northwest. Management believes that this recent expansion in conjunction with increasing hog prices may assist us in accelerating our system sales pace.

          Regulatory Environment
          ----------------------

     We have experienced an adverse impact in selected regions due to changes and uncertainties in regulatory positions. For example, Colorado voters passed an amendment in November 1998 (Amendment 14) that places significant constraints on large hog farms in the state. The extended election campaign and subsequent rule making process completely stopped our progress on system contracts for 350,000 hogs on farms in Eastern Colorado. It is not likely that work will resume on this contract, or that we will acquire significant additional contracts in Colorado, until this situation is completely resolved and a consistent regulatory practice is established. We face a similar slow down of new contract activity in North Carolina as the result of a state wide moratorium on construction of new or expanded hog farms (retrofits of waste handling systems on existing farms are proceeding) which may be extended. Numerous other states, including without limitation, Georgia, Minnesota, Florida, California, and New York, have adopted or are considering new regulations on large animal raising facilities. Additionally, litigation is in process in a number of states. The short term impact on our business has been negative but management believes the trend to stricter regulations will help our business in the long run.

      There is growing activity at the state and federal levels to protect the environment from pollution caused by animal raising facilities. Although future regulations may benefit us in obtaining system contracts, the current ambiguity in the regulatory environment is causing farmers to delay implementation of waste treatment technologies. For example, on March 9, 1999, Vice President Gore announced a federal strategy to decrease non-point source pollution of lakes, rivers, and streams caused by large livestock facilities. A joint effort by the Environmental Protection Agency and the Department of Agriculture developed the UNSAFO (Unified National Strategy for Animal Feeding Operations). UNSAFO will require large animal facilities to obtain Clean Water Act discharge permits and to develop nutrient management plans for animal feeding operations. UNSAFO will also require integrators, large livestock companies that contract with smaller operators to raise their animals, to share responsibility for meeting regulatory requirements. This strategy is not a new regulation nor is it a substitute for existing Federal regulations; however, it does give an indication of the potential regulatory environment. In addition, President Clinton and the EPA have indicated that they are planning on enforcing a provision of the Clean Water Act that requires states to assess the health of every body of water within their borders, determine the maximum allowable levels of pollutants for each one and then parcel out the responsibility for meeting these goals to individual polluters. This includes point and non-point source polluters.

     This increasing federal environmental activity along with similar changes at the state and local levels create an unpredictable regulatory environment. How these changes affect our business can not be identified with any precision at this time; however, we believe that more stringent requirements on the animal raising industry will improve our sales outlook.

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

                          PART II - Other Information

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




Dated:    October 20, 2000