Form 10QSB/A
period 2000-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-10-24
CIK 875729

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                Form 10-QSB/A
                               Amendment No. 1


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2000 OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
        __________


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

                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                 PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets:
              June 30, 1999 (Audited) and March 31,
              2000 (Unaudited)                                     3

          Unaudited Consolidated Statements of Operations
          and Comprehensive Loss:
              For Nine Month Periods Ended
              March 31, 1999 and March 31, 2000                    4

          Unaudited Consolidated Statements of Operations
          and Comprehensive Loss:
              For the Three Month Periods Ended
              March 31, 1999 and March 31, 2000                    5

           Unaudited Consolidated Statement of Changes in
           Shareholders' Deficit for the Period
           June 30, 1999 through March 31, 2000                    6

           Unaudited Consolidated Statements of Cash Flows:
              For the Nine Month Periods Ended
              March 31, 1999 and March 31, 2000                    7-8

           Notes to Unaudited Consolidated Financial
           Statements                                              9-16

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           17-20

PART II   OTHER INFORMATION

ITEMS 1-6                                                         21-22

PART I Financial Information

ITEM 1.       Financial Statements

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
                         Consolidated Balance Sheets

                                                                   March 31,         June 30,
                                                                      2000             1999
                                                                  (Unaudited)       (Audited)
                                                                  -----------       ---------
                                 Assets
Current assets
     Cash and cash equivalents                                    $  3,298,849     $     55,583
     Accounts receivable (net of allowance of $2,000)                   23,317           60,452
     Contract receivables (net of allowance of $10,000)                  3,000           33,310
     Work in Progress                                                        -                -
     Mortgage Receivables held for sale                                      -          260,000
     Prepaid assets, current portion                                   298,083          240,000
                                                                  ------------     ------------
          Total current assets                                       3,623,249          649,345
                                                                  ------------     ------------
Property and equipment
     Computers and equipment                                           324,513          316,967
     Accumulated depreciation                                         (187,566)        (146,207)
                                                                  ------------     ------------
                                                                       136,947          170,760
                                                                  ------------     ------------
Other assets
     Prepaid assets, long-term portion                                 317,500          446,735
     Accrued Interest Receivable                                        10,000                -
     Patents, net                                                       37,410           39,834
     Deposits and other                                                 15,768           10,557
                                                                  ------------     ------------
          Total other assets                                           380,678          497,126
                                                                  ------------     ------------
Total assets                                                      $  4,140,874     $  1,317,231
                                                                  ============     ============

                               Liabilities and Shareholders' Deficit
Current liabilities
     Accounts payable                                             $     19,376     $    340,202
     Accounts payable - related party                                        -           17,924
     Note payable and accrued interest                                       -          190,065
     Convertible related party notes payable and accrued interest       22,346           20,524
     Capital lease obligations                                          31,676           55,688
     Accrued expenses                                                   23,404           31,740
     Accrued payroll                                                         -          319,461
                                                                  ------------     ------------
          Total current liabilities                                     96,802          975,604

Long-term liabilities
     Convertible notes payable B private placement
       (including related parties), net of unamortized discount
       of $1,062,213 and $0                                          2,731,494               -
     Convertible related party notes payable and accrued interest,
       net of unamortized discount of $2,218,123 and $0              2,666,519       3,113,219
     Capital lease obligations                                          22,555          37,196
                                                                  ------------     ------------
          Total liabilities                                          5,517,370       4,126,019
                                                                  ------------     ------------
Commitments and contingencies
Shareholders' deficit
     Common stock, no par value, 100,000,000 shares authorized,
       11,850,418 and 10,092,795 shares issued and outstanding
       at March 31, 2000 and June 30, 1999, respectively            22,632,637      12,060,705
     Common stock subscribed                                                 -          60,000
     Deferred consulting expense                                    (2,139,213)              -
     Non-recourse promissory note                                     (500,000)              -
     Accumulated deficit                                           (21,369,920)    (14,929,493)
                                                                  ------------     ------------
          Total Shareholders' deficit                               (1,376,496)     (2,808,788)
                                                                  ------------     ------------
Total liabilities and Shareholders' deficit                       $  4,140,874     $ 1,317,231
                                                                  ============     ===========

           See notes to unaudited consolidated financial statements.

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
    Unaudited Consolidated Statements of Operations and Comprehensive Loss




                                                     Nine Months Ended
                                                         March 31,
                                                ----------------------------
                                                   2000             1999
                                                ------------    ------------

Soil sales                                      $     78,771    $     50,109

System contract revenues                              16,000          66,696
                                                ------------    ------------

Total revenues                                        94,771         116,805

Contract costs                                       270,902         274,183
                                                ------------    ------------

Gross (loss)                                        (176,131)       (157,378)

General and administrative expenses                4,308,455       1,602,591

Research and development                             295,298         183,171
                                                ------------    ------------

Loss from operations                              (4,779,884)     (1,943,140)

Other income (expense)
     Interest income                                  26,738               -
     Interest expense                             (1,622,994)        (59,569)
     Other income (expense), net                      (7,037)            677
     Loss on sale of mortgage receivable             (57,250)              -
                                                ------------    ------------

Net loss and comprehensive loss                 $ (6,440,427)   $ (2,002,032)
                                                ============    ============

Basic and diluted loss per common share         $       (.59)   $       (.22)
                                                ============    ============

Weighted common shares outstanding                10,963,021       8,976,796
                                                ============    ============












          See notes to unaudited consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
    Unaudited Consolidated Statements of Operations and Comprehensive Loss


                                                       Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       2000          1999
                                                   ------------  -----------

Soil sales                                         $     23,509  $     6,881

System contract revenues                                      -        6,000
                                                   ------------  -----------

Total revenues                                           23,509       12,881

Contract costs                                          109,707       63,435
                                                   ------------  -----------

Gross (loss)                                            (86,198)     (50,554)

General and administrative expenses                   1,020,832      686,660

Research and development                                135,158       60,863
                                                   ------------  -----------

Loss from operations                                 (1,242,188)    (798,077)

Other income (expense)
     Interest income                                     22,266            -
     Interest (expense)                                (370,096)     (24,066)
     Other income (expense), net                         (7,898)         617
                                                   ------------  -----------

Net loss and comprehensive loss                    $ (1,597,916) $  (821,526)
                                                   ============  ===========

Basic and diluted loss per common share            $       (.14) $      (.09)
                                                   ============  ===========

Weighted common shares outstanding                   11,822,388    9,144,820
                                                   ============  ===========


















        See notes to unaudited consolidated financial statements.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

      Unaudited Consolidated Statement of Changes in Shareholders' Deficit

                                                          Non-
                                                        Recourse   Common      Deferred     Unearned
                                                       Promissory   Stock      Consulting   Compen-    Accumulated   Shareholders'
                               Shares       Amount      Note      Subscribed    Expense     sation      Deficit         Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999       10,092,795  $12,060,705  $         -  $  60,000   $         -   $     -   $(14,929,493)  $(2,808,788)
Conversion of common stock
 subscriptions to note
 payable                              -            -            -    (60,000)            -         -              -       (60,000)
Issuance of warrants to
 note holders                         -      349,492            -          -             -         -              -       349,492
Warrants issued for
 consulting services                  -      144,133            -          -             -         -              -       144,133
Issuance of common stock
 for cash                        66,667      100,000            -          -             -         -              -       100,000
Issuance of common stock
 for services                    72,169      143,901            -          -             -         -              -       143,901
Net (loss) for the three
 months ended September
 30, 1999                             -            -            -          -             -         -     (1,363,248)   (1,363,248)
---------------------------------------------------------------------------------------------------------------------------------
Balances at September 30,
 1999                        10,231,631   12,798,231            -          -             -         -    (16,292,741)   (3,494,510)
Issuance of common stock
 for cash                       210,500      318,250            -          -             -         -              -       318,250
Issuance of common stock
 for services                   106,853      205,830            -          -             -         -              -       205,830
Issuance of warrants for
 cash (net $500,000 non-
 recourse promissory note)            -    2,477,370      (500,00)         -             -         -              -     1,977,370
Issuance of stock in
 conversion of a note
 payable                         60,000      127,605            -          -             -         -              -       127,605
Warrants issued for
 consulting services                  -    2,333,687            -          -    (2,333,687)        -              -             -
Beneficial conversion
 feature on convertible
 note payable                         -      656,027            -          -             -         -              -       656,027
Issuance of stock and
 warrants in related party
 note payable and warrant
 exchange                     1,172,426    2,419,771            -          -             -         -              -     2,419,771
Net (loss) for three months
 ended December 31, 1999              -            -            -          -             -         -     (3,479,263)   (3,479,263)
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31,
 1999                        11,781,410   21,336,771     (500,000)         -    (2,333,687)        -    (19,772,004)   (1,268,920)
Issuance of common stock
 for cash                         5,535        8,210            -          -             -         -              -         8,210
Issuance of common stock
 for services                    63,473      177,538            -          -             -         -              -       177,538
Issuance of warrants in
 in connection with bridge
 notes payable                        -    1,110,118            -          -             -         -              -     1,110,118
Deferred consulting expense           -            -            -          -       194,474         -              -       194,474
Net (loss) for three months
 ended March 31, 2000                 -            -            -          -             -         -     (1,597,916)   (1,597,916)
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000   11,850,418  $22,632,637   $(500,000)  $       -   $(2,139,213) $      -   $(21,369,920)  $(1,376,496)
=================================================================================================================================












        See notes to unaudited consolidated financial statements.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                 Unaudited Consolidated Statements of Cash Flows

                                                       Nine Months Ended
                                                   --------------------------
                                                     March 31,     March 31,
                                                       2000          1999
                                                   -----------   -----------
Cash flows from operating activities
 Net loss                                          $(6,440,427)  $(2,002,032)
  Adjustments to reconcile net loss to net
   cash used in operating activities -
    Depreciation and amortization                       43,783        42,061
    Amortization of deferred consulting expense        194,474             -
    Amortization of debt discounts                     551,138             -
    Issuance of warrants for consulting services       144,133             -
    Beneficial value of warrants issued              1,477,370             -
    Beneficial conversion feature amortized to
     interest expense                                  656,027             -
    Issuance of subscribed stock for services          (60,000)       34,500
    Issuance of stock for services and interes         527,269       189,063
    Issuance of note payable for consulting services   180,000             -
    Loss on sale of mortgage receivables                57,250             -
    Changes in assets and liabilities -
      Receivables and work-in-progress                  67,445        20,684
      Prepaid expenses and other                      (114,059)          349
      Accounts payable                                (338,750)      187,091
    Accrued interest receivable                        (10,000)            -
      Accrued liabilities                             (327,797)      191,015
                                                   -----------   -----------
       Net cash used in operating activities        (3,392,144)   (1,337,269)
                                                   -----------   -----------
Cash flows from investing activities
  Purchases of  capital equipment                       (7,546)       (5,145)
                                                   -----------   -----------
Cash flows from financing activities
  Payments on notes payable                           (199,388)       (8,000)
  Proceeds from sale of mortgages                      202,750             -
  Proceeds from notes payable                        5,703,882       545,000
  Proceeds from stock and stock subscription
   issuances                                           426,460       809,424
  Proceeds from exercise of options and warrants             -        92,563
  Proceeds from sale of warrants                       547,905             -
  Payments on capital lease obligations                (38,653)      (52,943)
                                                   -----------   -----------
        Net cash provided by financing activities    6,642,956     1,386,044
                                                   -----------   -----------
Net increase in cash and cash equivalents            3,243,266        43,630
Cash and cash equivalents at beginning of period        55,583        19,104
                                                   -----------   -----------
Cash and cash equivalents at end of period         $ 3,298,849   $    62,734
                                                   ===========   ===========








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

     Converted $60,000 stock subscriptions into a note payable.

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

     Issued warrants with a value of $1,110,118 in a private placement.

     Issued warrants with a value of $349,492 in connection with convertible related party notes payable.

Supplemental disclosures of non-cash financing activities for the nine months ended March 31, 1999 -

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

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 1 - Restatement
--------------------

In connection with the audit of the Company's Financial Statements for the fiscal year ended June 30, 2000, management determined that the Company should make certain non-cash adjustments to its accounting throughout the fiscal year. The cumulative effects of these adjustments were reflected in the financial statements contained in the Company's Annual Report for the 2000 fiscal year. The Company has made the following non-cash adjustments in its accounting for the first, second and third quarters:

     - The Company recorded a warrant discount during the first quarter on the related party notes payable of $349,492 and amortized $34,950 to interest expense during the three months ended September 30, 1999.
       The remaining unamortized discount of $314,542 was expensed during the second quarter upon the exchange of the original related party notes payable for new notes payable;

     - The Company recorded consulting expense of $144,133 (valued in accordance with the Black-Scholes model) during July 1999 related to the value of warrants issued for consulting services to an entity affiliated with a shareholder;

     - The full fair value of 2,500,000 warrants (computed in accordance with the Black-Scholes model) issued to D2 Co. LLC ("D2") in connection with a consulting services agreement was recorded as $2,333,687 of deferred consulting expense in December 1999, to be charged to expense over the three year term of the agreement;

     - The Company calculated the fair value of the 2,500,000 warrants (valued in accordance with the Black-Scholes model) purchased by D2 in December 1999 of $2,447,370 for $500,000 cash and a $500,000 non-recourse promissory note receivable. The excess of the fair value of the warrants over the consideration received of $1,447,370 was charged to general and administrative expenses;

     - In December, 1999, the Company recorded a $2,419,771 discount on related party notes payable representing the difference in fair values of equity instruments exchanged, originally issued in connection with related party notes payable. The fair value of the warrants exchanged were computed in accordance with the Black-Scholes model; and

     - A beneficial conversion feature of $656,027 concerning a related party note payable which was immediately convertible on the date of issue was charged to interest expense in December 1999 as the related party notes payable were immediately convertible.

As a result of the above, the Company has restated the financial statements contained in the Form 10-QSB for the three and nine months ended March 31, 2000. For the three months ended March 31, 2000, the Company increased general and administrative expenses from $860,733 to $1,020,832 and increased interest expense from $226,154 to $370,096, resulting in an increase in the net loss and comprehensive loss from $1,293,875 to $1,597,916 and an increase in the basic and diluted loss per common share from $0.11 per share to $0.14 per share. For the nine months ended March 31, 2000, the Company increased general and administrative expenses from $2,526,853 to $4,308,455 and increased interest expense from $473,533 to $1,622,994, resulting in an

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 1 - Restatement (continued)
-------------------------------

increase in the net loss and comprehensive loss from $3,509,364 to $6,440,427 and an increase in the basic and diluted loss per common share from $0.32 per share to $0.59 per share. As of March 31, 2000, related party notes payable and accrued interest decreased from $4,884,644 to $2,666,519 due to the unamortized warrant discount of $2,218,123 and convertible bridge notes payable decreased from $3,793,707 to $2,731,494 due to the unamortized warrant discount of $1,062,213. The Company increased the accumulated deficit at March 31, 2000 from $18,438,858 to $21,369,920 and decreased the total stockholders' deficit from $4,656,834 to $1,376,496.

Note 2 - Summary of Accounting Policies
---------------------------------------

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Bion" or "Company") is incorporated by reference to our annual report on Form 10-KSB/A at June 30, 1999.

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

Note 3 - Continued Operations
-----------------------------

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. We have not yet begun earning significant revenue from our planned principal operations. Consequently, as of March 31, 2000, we have incurred accumulated losses totaling $21,369,920, resulting in an accumulated Shareholders' deficit of $1,376,496. Cash flows from current operations are not sufficient to meet obligations. Management plans include continuing efforts to obtain additional capital to fund operations until system sales along with sales of BionSoilJ are sufficient to fund operations. There can be no assurance that we will be able successful in attaining profitable operations or raising sufficient capital. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoilJ (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

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

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
           Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (continued)
--------------------------------------

Common Stock
------------

As of May 8, 2000 we had 11,890,418 (1) shares of Bion Environmental Technologies, Inc. common stock (the "Common Stock") issued and outstanding.

Options
-------
                         Exercise
                          Price        Shares                Expiration
                         --------      -------               ----------
Directors
                         $   1.55       11,112   Vested       08/19/02
                         $   2.04       11,112   Vested       08/19/02
                         $   2.91       11,112   Vested       11/17/03
                         $   1.61       10,000   Vested       08/04/04
                                    ----------
     Total Directors                    43,336

Employees (Vested)
                         $   2.25       474,000  (2)Vested    12/21/01
                         $   2.50        40,000  (3)Vested    12/31/01
                         $   2.50        19,445   Vested      08/01/00
                         $   2.50       150,000   Vested      12/31/01
                         $   2.50        55,000   Vested      12/31/02
                         $   2.70        55,556   Vested      12/31/02
                         $   3.04         1,112   Vested      01/28/01
                         $   3.60       143,345   Vested      05/17/00 -
                                                              06/30/03
                         $   3.72         1,112   Vested      08/31/00
                         $   4.05         1,112   Vested      11/30/00
                         $   5.40        34,620   Vested      05/17/00 -
                                                              12/31/01
                         $   5.63         1,112   Vested      05/31/00
                         $   7.20        91,762   Vested      12/31/01 -
                                                              12/31/02
                         $   9.00        11,112   Vested      12/31/01
                         $  13.50        50,104   Vested      06/30/02 -
                                      ---------               12/31/02

     Total Employees (Vested)         1,129,392
     Total Vested (Directors
      and Employees)                  1,172,728

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

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
          Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (continued)
--------------------------------------

Options (continued)
-------------------

Employees (Non-vested)

                                         Vesting Dates      Expiration
                                         -------------      ----------

              $   2.50       165,000   03/01/01-06/30/02  2/31/01-06/30/03
              $   3.60       224,694   12/20/00-04/01/03  12/31/02-06/30/03
              $   5.40        12,076   06/01/00-09/01/00  12/31/02
              $   7.20       245,666   12/20/00-04/01/03  12/31/01-06/30/03
              $  13.50        89,096   12/20/00-04/01/03  12/31/02
                           ---------
Total Non-Vested             736,532

Total Vested and Non-
  Vested                   1,909,260

Warrants
--------

As of May 8, 2000, we have the following warrants outstanding:

     Warrant            Shares       Expiration Date       Exercise Price
     -------            ------       ---------------       --------------

Class AA.01             15,000            (1)                       5.40
Class D2P            2,500,000            (2)                       1.75
Class D2C            2,500,000            (3)                       2.50
Class G-5.1              1,115            (4)                       2.70
Class G-5.2                919            (5)                       2.70
Class G-6                3,148            (6)                       5.40
Class G-8               27,779            (7)                       5.40
Class H-1               11,112            (8)                       4.50
Class H-2               16,112            (9)                       2.70
Class H-9               11,112           (10)                       9.00
Class H-9.1             11,112           (11)                      11.25
Class H-9.2             11,112           (12)                       7.20
Class H-9.3             11,112           (13)                      13.50
Class H-9.4             11,112           (14)                       5.40
Class H-10              18,519           (15)                       3.60
*Class H-16             38,000           (16)                       2.25
Class I-1                4,167           (17)                       5.40
****Class J-1        1,401,000           (18)                       2.375
**Class X            1,116,012           (19)                       8.00
***Class Z           6,323,884           (20)                      13.50
                    ----------                               -----------
                    14,032,327                               $1.75-13.50
                    ==========                               ===========

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

****Does not include the Warrants that will be issued to various placement agents.

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

16. Class H-16 Warrants may be exercised to purchase 38,000 shares of Common Stock for a 24 month period beginning January 1, 2000 and ending December 31, 2002.

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

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
             Notes to Unaudited Consolidated Financial Statements

Note 4 - Capital Structure (continued)
--------------------------------------

Convertible Notes
-----------------

The following notes can be converted, in whole or in part, at the holders' option into shares of Common Stock at a price of $1.80 per share.

                                Underlying Shares of Stock    Shares: if Held
                  Note Amount        (at 03/31/00)              to Maturity
                  -----------   --------------------------    ---------------
LTLK              $1,186,653            659,252                   915,497
LTLK              $  287,560            159,756                   221,852
Defined Benefit
 Plan - Dublin
 Holding, Ltd.    $1,708,876            949,376                 1,316,192
H. Northrop       $  339,323            188,513                   224,460
                  ----------          ---------                 ---------
     TOTAL        $3,522,412          1,956,897                 2,678,001


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

Note 5 - Accounting on Material Agreements
------------------------------------------

In connection with our agreements with D2 Co. LLC (AD2@), as reported in our Forms 8-K and 8-K/A-1 dated December 11, 1999, we issued 2,500,000 warrants valued at $2,477,370 for $1,000,000, receiving $500,000 cash and a $500,000 non-recourse promissory note. The promissory note has been recorded as a reduction to equity until payment is received on the related warrants. The beneficial value of the warrants issued over the consideration received of $1,477,370 has been expensed in the consolidated statement of operations.

We have also issued 2,500,000 warrants as part of the payment for services to be rendered by D2 under the related agreements. We will record the value of the warrants issued of $2,333,687 as deferred consulting expenses and recognize the expense over the three-year life of the agreement.

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

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.
          Notes to Unaudited Consolidated Financial Statements

Note 6 - Subsequent Events
--------------------------

During the month of April 2000, we closed an additional thirteen units in our private offering for $325,000 in long-term convertible bridge debt and $13,520 in equity for the purchase of 97,500 warrants. The total private offering consisted of cash proceeds of $4,095,000 of long-term convertible bridge debt and $61,425 in equity for the purchase of 1,213,500 warrants. The value of the warrants of $1,110,118 has been recorded as a warrant discount on the convertible bridge notes payable, to be amortized to interest expense over the life of the notes. See our Form 8-K dated April 13, 2000.

During the month of May 2000, we negotiated a settlement of the $94,182.84 account payable for legal fees that were deferred until December 31, 2001 for 40,000 shares of restricted Common Stock.

In accordance with the agreement between LoTayLingKyur, Inc. (ALTLK@), Mark A. Smith (MAS) and Bion as reported in our Form 8-K dated December 11, 1999 (Item 10.4), LTLK and MAS have earned the fees specified. The balance of the consulting fees ($420,000) that are listed as a prepaid will be expensed in the next quarter.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's Discussion of Financial Condition and Results of Operations Financial Condition and Results of Operations
------------------------------------------------------------------------

     The financial statements contained in this 10-QSB show more than $14,900,000 in equity being invested in Bion as of March 31, 2000. We have a negative net worth of $1,376,496, accumulated deficit of $21,369,920, limited current revenues, and substantial current operating losses. (Note that the negative net worth is less than the outstanding long-term debt to management and major shareholders, the largest part of which is convertible into Bion's Common Stock. Bion may convert notes held by LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding Ltd. under specific conditions. In addition, management note holders (and family entities) have agreed to use long-term notes owed by Bion to exercise outstanding options and warrants of Bion under specific conditions. See our Forms 8-K and 8-K/A-1 dated December 11, 1999. See also Footnote 3 to the Financial Statements above.)

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

     Bion NMS system and BionSoil sales require additional expenditures. Our system sales require additional personnel and significant capital expenditures, which will generally increase our overhead. BionSoil product sales and marketing may require wholesaler and retailer distribution networks (which may require permitting in some locations) and additional expenditures for personnel and equipment to harvest, process, package, sell, and deliver our products. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that we will be successful in attaining profitable operations and/or raising sufficient capital to sustain operations. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoilJ (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

     Liquidity and Capital Resources
     -------------------------------

     Our Consolidated Balance Sheet shows Current Assets of $3,623,249 and Total Assets of $4,140,874. Our Current and Total Liabilities as of March 31, 2000 are $96,802 and $5,517,370 respectively. Total assets increased by $2,823,643 from June 30, 1999. The change is primarily attributable to the increase in cash from the private offering (See our Form 8-K dated April 13, 2000) and the sale of warrants, partially offset by the loss on the sale of the mortgage receivable (see our 10-KSB/A dated June 30, 1999) and prepaid consulting. Cash and cash equivalents increased by $3,243,266 from June 30, 1999. The cash increase is the result of a private offering that closed on April 13, 2000 (See Form 8-K dated April 13, 2000). We received $3,817,905 of the total offering through March 31, 2000. Our current ratio (current assets:current liabilities) is 37.4:1 as of March 31, 2000 as compared to 0.67:1 as of June 30, 1999.

     Total liabilities increased $1,391,351 in the nine month period ended March 31, 2000. Notes payable increased by $2,096,563, partially offset by a decrease in accrued salaries and accounts payable of $319,461 and $338,750, respectively. The increases in notes payable result from additional notes issued to related parties or employees ($1,583,192), offset by an unamortized discount of $2,218,123, and will convert into stock if certain conditions are met, and to the long-term convertible bridge debt ($3,793,707), offset by an unamortized discount of $1,062,213, associated with the private offering (See our Form 8-K dated April 13, 2000).

     Our Consolidated Statement of Changes in Shareholders' Equity reflects a total of 1,757,623 shares of Common Stock being issued in the nine month period ended March 31, 2000. We issued 282,702 shares of Common Stock for cash ($426,460) and 242,495 shares for services ($527,269). We also issued 1,172,426 shares in an exchange of Class X Warrants for Common Stock and Class Z Warrants (see our Forms 8-K and 8-K/A-1 dated December 11, 1999) and 60,000 shares to two employees as loans and received short term notes for the value of the stock sales. In connection with the warrant/stock exchange, we recorded $2,419,771 as a debt discount, representing the excess of the fair value of common stock and warrants issued in exchange for the value of warrants surrendered. The amount was recorded as debt discount because the warrants exchanged were originally issued in connection with related party notes payable. Of these 1,757,623 shares, we issued a total of 1,471,936 shares of legended and restricted Common Stock and 285,687 shares of unrestricted stock. We issued a note to an employee and, as part of the note, reclassified $60,000 of subscribed stock into the note payable. We also received $500,000 cash and a $500,000 non-recourse promissory note for the issuance of 2,500,000 warrants to purchase Common Stock at $1.75 per share as part of our agreement with D2 Co. LLC (See Forms 8-K and 8-K/A-1 dated December 11, 1999.) The value of the warrants computed in accordance with the Black Scholes model of $2,477,370 was charged to common stock and $1,477,370 representing the excess of the fair value of the warrants over the consideration received, has been charged to general and administrative expenses. We recorded deferred consulting expense of $2,333,687 as a component of stockholders' deficit, representing the fair value of 2,500,000 warrants issued to D2 Co., LLC, in connection with a three-year consulting agreement.

     Results of Operations
     ---------------------

     Comparison of the Nine Months Ended March 31, 2000 with the Nine Months Ended March 31, 1999
     -----------------------------------------------------------------------

     Revenue in the nine months ended March 31, 2000 was $94,771 compared to $116,805 for the corresponding nine month period in 1999, a decrease of $19,034. Contract costs were lower in the fiscal year 2000 nine month period by $3,281 due to decreased expenses associated with system design. This resulted in a gross loss for the period ended March 31, 2000 of $176,131 as compared to a gross loss of $157,378 for the same nine month period in 1999. System sales were lower in the nine months ended March 31, 2000 due to hog industry and regulatory changes. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoilJ (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

     General and administrative expenses were higher by $2,705,864 due to an increase in employee compensation ($233,000), professional expenses ($419,000), non-cash expenses related to the beneficial value of warrants issued over the consideration received ($1,477,000), consulting expenses related to warrants issued for services ($144,000),and amortization of deferred consulting expenses ($194,000), and investor relation expenses ($274,000).

     We recorded $1,622,994 in interest expense (including $656,027 of beneficial conversion feature related to certain related party notes payable and $493,434 of amortization of debt discount related to certain related party notes payable) on our notes payable and $295,298 in research and development costs. We also recorded a loss of $57,250 on the sale of the mortgage receivables in the nine month period. As a result of the above, we recorded a net loss of $6,440,427 in the nine month period ended March 31, 2000, compared to a net loss of $2,002,032 for the nine month period ended March 31, 1999.

     Comparison of the Three Months Ended March 31, 2000 with the Three Months Ended March 31, 1999
     ------------------------------------------------------------------

     Revenue in the three months ended March 31, 2000 was $23,509 compared to $12,881 for the corresponding three month period in 1999, an increase of $10,628. Since January 1, 2000 we have spent significant funds on the development of the next generation of system design, which will include system monitoring and controls and a clean water recycle loop; an expanded research program for BionSoilJ (as a result there will be only limited quantities for sale); and retained consultants to support these (and other) efforts. These trends and the related expenditures will continue through the end of the calendar year.

     Contract costs were higher in the 2000 three month period by $46,272 due to increased expenses associated with system operations and New York BionSoil processing. This resulted in a gross loss for the quarter ended March 31, 2000 of $86,198 as compared to a gross loss of $50,554 for the same three month period in 1999.

     General and administrative expenses were higher by $334,172 due to an increase in professional expenses ($144,000), amortization of deferred consulting expenses ($194,000), and investor relation expenses ($43,000).

     We recorded $370,096 in interest expense on our notes payable and $135,158 in research and development costs. As a result, we recorded a net loss of $1,597,916 in the three month period ended March 31, 2000, compared to a net loss of $821,526 for the three month period ended March 31, 1999.

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

     On January 1, 2000 we issued 2,500,000 D2C warrants exercisable at $2.50 per share expiring on December 31, 2000. These warrants were valued at $2,333,687 using the Black-Scholes model. See our Form 8-K dated December 11, 1999, Exhibit 10.1.

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

     We added $3,793,707 of long-term convertible bridge debt and interest during the three month period January 1, 2000 to March 31, 2000. The debt has been reduced by an unamortized warrant discount of $1,062,213 resulting from the value of the bridge warrants issued in the private placement with the convertible bridge debt. See our Form 8-K dated April 13, 2000.

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

                                   Bion Environmental Technologies, Inc.



                                   /s/Jon Northrop
                                   Jon Northrop, President

Dated:  October 20, 2000