Form 10QSB
period 2000-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-11-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                Form 10-QSB


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM __________ TO
        __________


Commission file number 0-19333



                   Bion Environmental Technologies, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Colorado                                    84-1176672
    -------------------------------                 --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

            7921 Southpark Place, Suite 200                    80120
     ---------------------------------------------           ----------
        (Address of principal executive offices)             (Zip Code)

                               (303) 738-0845
           ----------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

The number of shares outstanding of registrant's classes of common stock, as of November 10, 2000: Common Stock, No Par Value, 13,041,685.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                      PAGE NO.

ITEM 1    FINANCIAL STATEMENTS

Consolidated Financial Statements:

  Consolidated Balance Sheets as of September 30, 2000
  (unaudited) and June 30, 2000 (audited)                               3-4


  Unaudited Consolidated Statements of Operations for the Three
  Months Ended September 30, 2000 and 1999                                5


  Unaudited Consolidated Statements of Changes in Stockholders'
  Deficit for the Three Months Ended September 30, 2000                   6


  Unaudited Consolidated Statements of Cash Flows for the Three
  Months Ended September 30, 2000 and 1999                              7-8

  Notes to Unaudited Consolidated Financial Statements                 9-25

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               26-29

PART II   OTHER INFORMATION

ITEMS 1-6                                                             29-31

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                                                  Consolidated Balance Sheets

                                                           September 30,
                                                                2000
                                                            (Unaudited)  June 30, 2000
                                                           ------------  -------------
Assets

Current:
     Cash and cash equivalents                             $  1,323,958  $  2,604,933
     Accounts receivable, less allowance of $12,000
          for possible losses                                     8,654        26,695
     Prepaid expenses, note receivable and accrued interest     103,182        46,702
                                                           ------------  ------------

Total current assets                                          1,435,794     2,678,330
                                                           ------------  ------------

Property and equipment:
     Furniture and equipment                                    319,499       319,499
     Computer equipment                                          91,382        92,828
                                                           ------------  ------------
                                                                410,881       412,327

Less accumulated depreciation                                   221,569       203,894
                                                           ------------  ------------

Net property and equipment                                      189,312       208,433
                                                           ------------  ------------

Other assets:
     Patents, net of accumulated amortization of
       $19,152 and $18,344                                       35,794        36,602
     Deposits and other                                         138,756        11,884
                                                           ------------  ------------
Total other assets                                              174,550        48,486

                                                           $  1,799,656  $  2,935,249
                                                           ============  ============





See accompanying notes to unaudited consolidated financial statements.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                                                  Consolidated Balance Sheets

                                                           September 30,
                                                                2000
                                                            (Unaudited)  June 30, 2000
                                                           ------------  -------------
Liabilities and Stockholders' Deficit

Current:
     Convertible bridge notes payable (Note 3)          3,625,517                 -
     Accounts payable                               $     113,274     $     101,166
     Current portion of capital lease obligations          23,039            26,627
     Accrued expenses and note payable                     45,823            49,419
                                                    -------------     -------------
Total current liabilities                               3,807,653           177,212
                                                    -------------     -------------
Long-term liabilities:
     Convertible bridge notes payable (Note 3)                  -         3,362,242
     Notes payable, related parties (Note 4)            3,189,696         2,846,471
     Accrued consulting fees                              187,500           122,833
     Long-term portion of capital lease obligations        10,797            16,737
                                                    -------------     -------------
Total long-term liabilities                             3,387,993         6,348,283
                                                    -------------     -------------
Total liabilities                                       7,195,646         6,525,495
                                                    -------------     -------------

Commitments and contingencies

Stockholders' deficit:
     Common stock, no par value, 100,000,000
       shares authorized, 13,041,685 and
       11,902,669 shares issued and outstanding       25,752,247         22,748,871
     Non-recourse promissory note                       (500,000)          (500,000)
     Deferred consulting expense                      (2,488,783)        (1,944,739)
     Unearned compensation                               (67,500)           (67,500)
     Accumulated deficit                             (28,091,954)       (23,826,878)
                                                    -------------     -------------
Total stockholders' deficit                           (5,395,990)        (3,590,246)
                                                    -------------     -------------
                                                    $  1,799,656      $   2,935,249
                                                    ============      =============


See accompanying notes to unaudited consolidated financial statements.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                              Unaudited Consolidated Statements of Operations


Three Months Ended September 30,                         2000              1999
                                                    -------------     -------------
Revenues:

     Soil sales                                     $      17,652     $      43,948
     System contract revenues                                   -                -
                                                    -------------     -------------
Total revenues                                             17,652            43,948
                                                    -------------     -------------
Cost of goods and services sold:

     Soil sales                                            80,807            90,776
     System contract                                            -                 -
                                                    -------------     -------------
Total cost of goods sold                                   80,807            90,776
                                                    -------------     -------------
Gross loss                                                (63,155)          (46,828)
                                                    -------------     -------------
Expenses:
     General and administrative (including
       $2,449,253 and $348,034, non-cash,
       respectively)                                    3,171,654         1,032,546
     Research and development                             382,319            88,816
                                                    -------------     -------------
Total expenses                                          3,553,973         1,121,362
                                                    -------------     -------------
Loss from operations                                   (3,617,128)       (1,168,190)
                                                    -------------     -------------
Other income (expense):
     Interest expense (including $681,853 and
       $140,287, non-cash, respectively)                 (683,102)        (146,040)
     Interest income                                       41,953            3,474
     Loss on sale of mortgage receivable                        -         ( 57,250)
     Other expense, net                                   ( 6,799)           4,758
                                                    -------------     -------------
Total other expense                                      (647,948)        (195,058)
                                                    -------------     -------------
Net loss and comprehensive loss                     $  (4,265,076)    $ (1,363,248)
                                                    -------------     -------------
Basic and diluted loss per common share             $        (.34)    $       (.13)
                                                    -------------     -------------
Weighted-average number of common
     shares outstanding, basic and diluted             12,568,076       10,200,378
                                                    =============     ============




See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                    Unaudited Consolidated Statement of Stockholders' Deficit

                                                             Non-
                                                             Recourse     Deferred       Unearned                   Total
Three Months Ended                     Common Stock          Promissory   Consulting     Compen-     Accumulated    Stockholders'
September 30, 2000                 Shares       Amount       Note         Expense        sation      Deficit        Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2000             11,902,669   $22,748,871   $(500,000)   $(1,944,739)   $(67,000)   $(23,826,878)   $(3,590,246)

 Beneficial value of
  warrants exchanged for
  common stock (Note 6)            1,139,016     2,173,460           -              -           -               -      2,173,460
 Issuance of stock options
  and warrants for consulting
  services (Note 5)                        -        22,832           -              -           -               -         22,832
 Modification of terms of
  convertible bridge notes
  (Note 3)                                 -        70,079           -              -           -               -         70,079
 Warrants issued for consulting
  services (Note 5)                        -       737,005           -       (737,005)          -               -              -
 Deferred consulting expense
  (Note 5)                                 -             -           -        192,961           -               -        192,961
 Net loss for the quarter ended
  September 30, 2000                       -             -           -              -           -      (4,265,076)    (4,265,076)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000       13,041,685   $25,752,247   $(500,000)   $(2,488,783)   $(67,500)   $(28,091,954)   $(5,395,990)
---------------------------------------------------------------------------------------------------------------------------------





















See accompanying notes to unaudited consolidated financial statements.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents
Three Months Ended September 30,                                      2000           1999
------------------------------------------------                -------------   -------------

Operating activities:

  Net loss                                                      $  (4,265,076)  $  (1,363,248)
  Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                     18,482          14,053
     Accounts receivable and work-in progress allowance                     -          34,950
     Issuance of stock for services, compensation and interest              -         144,133
     Amortization of prepaid consulting expenses                            -         143,901
     Issuance of subscribed stock for services                              -         (60,000)
     Issuance of note payable for consulting services                       -          60,000
     Issuance of note payable for management fee                       60,000               -
     Issuance of note payable for interest expense                    249,462               -
     Beneficial value of warrants exchanged for common stock        2,173,460               -
     Amortization of debt discounts                                   431,785               -
     Amortization of deferred consulting expense                      192,961               -
     Issuance of options and warrants for consulting services          22,832               -
     Loss on sale of mortgage assets                                        -          57,250
  Changes in operating assets and liabilities:
     Accounts receivable                                               18,042          21,520
     Prepaid expenses and other                                      (112,170)       (107,015)
     Accrued interest receivable                                      (11,183)              -
     Accounts payable                                                  12,108          (2,923)
     Accrued liabilities                                               (3,597)         61,525
                                                                -------------   -------------
Net cash used in operating activities                              (1,212,894)       (995,854)
                                                                =============   =============





                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows


Three Months Ended September 30,                                      2000           1999
--------------------------------                                -------------   -------------

Investing activities:
   Refund of equipment returned                                         1,447               -
   Other                                                                    -             808
                                                                -------------   -------------

Net cash provided by investing activities                               1,447             808
                                                                -------------   -------------
Financing activities:
   Proceeds from notes payable, related parties                             -         671,125
   Proceeds from sale of mortgages                                          -         202,750
   Proceeds from stock issuances and subscriptions                          -         100,000
   Payments on note receivable                                        (60,000)              -
   Payments on capital lease obligations                               (9,528)        (12,849)
                                                                -------------   -------------
Net cash provided by (used in) financing activities                   (69,528)        961,026
                                                                -------------   -------------

Net decrease in cash and cash equivalents                          (1,280,975)        (34,020)

Cash and cash equivalents, beginning of period                      2,604,933          55,583
                                                                -------------   -------------

Cash and cash equivalents, end of period                        $   1,323,958   $      21,563
                                                                -------------   -------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $       1,249   $       3,129

Supplemental disclosure of non-cash financing activities:
   Warrants issued for deferred consulting services                   737,005               -
   Warrants issued in connection with related party note payable            -         349,924
                                                                =============   =============





See accompanying notes to unaudited consolidated financial statements.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements



1.     Accounting Policies

The summary of the significant accounting policies of Bion Environmental Technologies, Inc. ("Bion" or "Company") is incorporated by reference to our annual report on Form 10-KSB at June 30, 2000.

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

2.     Continuing Operations

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $4,265,076 during the three months ended September 30, 2000 (including non-cash interest expense and other non-cash expenses of $681,853 and $2,449,253, respectively) and has a history of losses that has resulted in an accumulated deficit of $28,091,954 at September 30, 2000.

During the year ended June 30, 2000, the Company successfully obtained external financing through private placements of debt and equity and the sale of its warrants. The Company continues to explore sources of additional financing to satisfy its current operational requirements, and is currently contemplating additional private placements of debt and equity, under the most favorable terms available.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements



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

To enhance the Company's longer term prospects, since January 2000, management has committed significant resources to develop the next generation Bion system design, which will include system monitoring and controls and possibly a clean water recycling loop; an expanded research program for BionSoil(R); and retained consultants to support these efforts. The expenditures related to these efforts are anticipated to continue until the next generation design is completed. Management's decision to pursue these efforts is the result of positive results of limited market tests of BionSoil(R) products. There can be no assurance that the next generation Bion system design or the BionSoil(R) program will be successful or that sufficient capital will be available to fund operations.

There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements



3.     Convertible Bridge Notes Payable

On April 13, 2000, the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the principal amount of $4,095,000. Principal and accrued interest ($228,000 at September 30, 2000 is included in convertible bridge notes) on the Notes at 10% per annum are due on July 1, 2001. In connection with the sale of the Notes, the Company issued stock purchase warrants convertible into 1,213,500 shares of the Company's common stock at $2.375 per share through December 31, 2004. The warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes.

On September 15, 2000, following acceptance by the note-warrant holders on August 24, 2000, the Company amended the convertible bridge notes payable and associated warrants as follows:

     - adjusted the conversion rate to equal the market price of the Company's common stock at the date of conversion;
     - limited the conversion rate on the notes to $5.00 per share;
     - adjusted the exercise price of the warrants from $2.375 to $2.00 per share; and,
     - automatic conversion one year from date of note.

The reduction of the exercise price of the warrants to $2.00 per share, resulted in an additional $70,079, of value attributable to the warrants. Such amount has been reflected as an additional discount on the convertible bridge notes payable. The Company recorded $230,137 of interest expense during the three months ended September 30, 2000 due to the amortization of the warrant discount. The unamortized warrant discount at September 30, 2000 of approximately $697,483 will be amortized to interest expense over the remaining term of the notes.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Upon issuance of its capital stock in a public or private offering, with gross proceeds greater than $5,000,000, the Company, at its option, must either prepay the notes without penalty or convert the notes into shares of common stock, at a conversion rate equal to the market price of the Company's common stock on the date of conversion, not to exceed $5.00 per share.

Of the convertible bridge notes payable issued, $50,000 was issued to a director and $100,000 was issued to D2 Co., LLC (Note 5).

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4.     Notes Payable, Related Parties

Notes payable, related parties, consisted of the following:
                                                               September 30,
                                                                   2000
Unsecured notes payable to Mark A. Smith -
Rollover IRA, Kelly Smith - Rollover IRA and
Dublin Holding, Ltd. entities controlled by a
stockholder/director, principal amount of
$3,075,798 plus accrued interest of $300,093,
net of unamortized warrant discount of $1,814,828.
All outstanding principal and accrued interest due
is immediately convertible into shares of the
Company's common stock at a price of $1.80 per share.
During the three months ended September 30, 2000,
the Company amortized $201,648 of the warrant discount
to interest expense. All outstanding principal and
interest, computed at 1% per month, is due and payable
on or before December 31, 2002.                               $     1,561,063
                                                              ---------------

Unsecured notes payable to a stockholder, principal
amount of $308,114 plus accrued interest of $49,696.
All outstanding principal and interest, computed at 1%
per month, is due and payable on or before December 31,
2001. The outstanding principal and accrued interest
due, is convertible into shares of the Company's common
stock at a price of $1.80 per share, under certain agreed
upon conditions.                                                      357,810
                                                              ---------------

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Unsecured notes payable to various stockholders, principal
amount of $1,150,833 plus accrued interest of $119,990. All
outstanding principal and accrued interest at 1% per month
is due and payable on or before December 31, 2001. Under
the terms of the agreement, options or warrants held by
these stockholders may be exercised, as repayment
for the existing notes.                                             1,270,823
                                                              ---------------
                                                              $     3,189,696
                                                              ===============

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


5.     Related Party Transactions

The Company's notes payable and equity transactions with stockholders and other related parties are included in Notes 3 and 4, respectively.

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement requires total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add the monthly fees, aggregating to $187,500 at September 30, 2000, to the balance of their convertible bridge notes payable (Note 3). In connection with the agreement the Company granted warrants exercisable into 2,500,000 shares of the Company's common stock at $2.50 per share through June 30, 2004. The warrants were valued at $2,333,687 using the Black Scholes option-pricing model and have been reflected as deferred consulting expense in the accompanying Consolidated Statement of Stockholders' Deficit and are being amortized to consulting expense over the three year term of the agreement. During August 2000, the Company amended the management agreement with D2, whereby the Company extended the consulting services for an additional year and issued 1,500,000 additional warrants (1,000,000 warrants exercisable at $3.50 per share and 500,000 exercisable at $6.00 share, both from January 1, 2002 until August 10, 2005). The Company valued the warrants issued under the Black-Scholes option-pricing model and has added the value of $737,005 to the deferred consulting expense. During the three months ended September 30, 2000, the Company recorded $192,961 to consulting expense as a result of amortizing the deferred consulting expense balance. The remaining unamortized deferred consulting expense of $2,488,783 at September 30, 2000 will be amortized over the remaining term of the amended agreement.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


In August 2000, the Company issued stock options and warrants to three members of the Company's Board of Directors for additional services to be performed by the directors. In total, options were issued to purchase 160,000 shares of common stock at $2.25 per share, exercisable immediately until December 31, 2003 and warrants were issued to purchase 100,000 shares of common stock at $2.375 per share, exercisable immediately until December 31, 2003. During the three months ended September 30, 2000, the Company recorded $22,832 as consulting expense related to the options and warrants.

6.     Stockholders' Deficit

       Exchange of Warrants for Common Stock

Effective August 3, 2000, certain holders of Class X warrants and Class Z warrants exchanged 165,198 Class X warrants and 5,425,440 Class Z warrants for 863,399 shares of restricted common stock. For the three months ended September 30, 2000, the Company recorded $1,662,340 as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

Effective August 23, 2000, certain holders of the Class X warrants and Class Z warrants, including certain officers, employees and stockholders exchanged, in aggregate, 469,458 Class X warrants and 898,444 Class Z warrants for 275,617 shares of restricted common stock. For the three months ended September 30, 2000, the Company recorded $511,120 as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


7.     Capital Structure

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

       Common Stock

As of November 10, 2000 we had 13,041,685 (1) shares of common stock issued and outstanding.

       Options

On August 10, 2000, the Company initiated an exchange offer with holders (current and former employees and consultants) of certain classes of options issued under the Company's existing option plans, which was completed on August 31, 2000. In aggregate, the Company issued 404,107 new options, exercisable at $2.00 per share until December 31, 2002 and canceled 775,772 existing options with various exercise prices between $3.60 to $13.50 and expiration dates from October 31, 2000 to June 30, 2003. There are no immediate accounting implications related to the option exchange, as the Company's stock price was equal to the new exercise price as of September 30, 2000. The Company will monitor the changing stock price each quarter and record additional compensation expense if applicable.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


As of Novembet 10, 2000, the Company had the following options outstanding:

Options Vested
--------------

             Exercise
             Price        Shares                     Expiration
             ----------- ---------                   ----------
Directors    $   1.55       11,112                    08/19/02
Plan         $   2.04       11,112                    08/19/02
             $   2.91       11,112                    11/17/03
             $   1.61       10,000                    08/04/04
                         ---------
Total
Directors                   43,336
                         ---------

             Exercise
             Price        Shares                     Expiration
             ----------- ---------                   ----------
Employees    $   2.00      180,638                    12/31/02
Plan         $   2.20      80,0000                    12/31/03
             $   2.25      160,000                    12/31/03
             $   2.25      474,000          (2)       12/21/01
             $   2.50       40,000          (3)       12/31/01
             $   2.50      254,445                    06/30/00
             $   2.70       55,556                    12/31/02
             $   3.04        1,112                    01/28/01
             $   4.05        1,112                    11/30/00
                         ---------
Total
Employees                1,246,863
                         ---------
Total
(Directors
and
Employees)               1,290,199
                         ---------

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


(1)  Includes 27,000 shares not vested at November 10, 2000.

(2) Each holder has agreed to exercise these options with outstanding promissory notes of the Company under certain conditions.

(3) Holder has agreed to exercise using outstanding long-term notes payable of the Company upon certain conditions.


Options Non-Vested
------------------

                  Exercise                     Vesting
                  Price            Shares      Dates           Expiration
                  --------         -------     ---------       ----------
Employee
Plan              $   2.00         239,719     11/19/00-       12/31/02
                                               10/31/02

                  $   2.50         140,000     03/01/01-       12/31/01-
                                 ---------     06/30/02        06/30/03

Total                              379,719
                                 ---------
Total Vested
and Non-Vested                   1,669,918
                                 =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Warrants
--------

As of November 10, 2000, the Company had the following warrants outstanding:



Warrant                Shares    Expiration Date    Exercise Price
-------                ------    ---------------    --------------

Class AA.01              15,000       (1)            $     5.40
Class D2P             2,500,000       (2)            $     1.75
Class D2C             2,500,000       (3)            $     2.50
Class D2C-W              24,550       (4)            $     2.50
Class D2D             1,000,000       (5)            $     3.50
Class D2E               500,000       (6)            $     6.00
Class G-5.1               1,115       (7)            $     2.70
Class G-5.2                 919       (8)            $     2.70
Class G-6                 3,148       (9)            $     5.40
Class H-1                11,112      (10)            $     4.50
Class H-2                16,112      (11)            $     2.70
*Class H-16              38,000      (12)            $     2.25
Class J-1             1,404,450      (13)            $     2.00
Class J-2               165,000      (14)            $     2.375
Class X                 481,552      (15)            $     8.00
                      ---------                      ----------
                      8,660,958                      $1.75-6.00
                      =========                      ==========

*Holder has agreed to exercise by cancellation of promissory note of the Company on certain conditions.

1. Class AA.01 Warrants may be exercised to purchase 15,000 shares of Common Stock for a period beginning August 12, 1999 and ending December 31, 2001.

2. Class D2P Warrants may be exercised to purchase 2,500,000 shares of Common Stock for a period beginning December 31, 1999 and ending December 31, 2004.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


3. Class D2C Warrants may be exercised to purchase 2,500,000 shares of Common Stock for a period beginning January 1, 2000 and ending June 30, 2004.

4. Class D2C-W Warrants may be exercised to purchase 24,550 shares of Common Stock for a period beginning October 30, 2000 and ending June 30, 2004.

5. Class D2D Warrants may be exercised to purchase 1,000,000 shares of Common Stock for a period beginning January 1, 2002 and ending August 10, 2005.

6. Class D2E Warrants may be exercised to purchase 500,000 shares of Common Stock for a period beginning January 1, 2002 and ending August 10, 2005.

7. Class G-5.1 Warrants may be exercised to purchase 1,115 shares of Common Stock for a period beginning January 22, 1996 and ending January 21, 2001.

8. Class G-5.2 Warrants may be exercised to purchase 919 shares of Common Stock for a period beginning September 13, 1996 and ending September 12, 2001.

9. Class G-6 Warrants may be exercised to purchase 3,148 shares of Common Stock for a period beginning April 21, 1997 and ending April 20, 2002.

10. Class H-1 Warrants may be exercised to purchase 11,112 shares of Common Stock for a period beginning August 21, 1996 and ending August 20, 2001.

11. Class H-2 Warrants may be exercised to purchase 16,112 shares of Common Stock for a period beginning August 21, 1996 and ending August 20, 2001.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


12. Class H-16 Warrants may be exercised to purchase 38,000 shares of Common Stock for a period beginning January 1, 2000 and ending December 31, 2001.

13. Class J-1 Warrants may be exercised to purchase 1,404,450 shares of Common Stock for a period beginning March 31, 2000 and ending December 31, 2004.

14. Class J-2 Warrants may be exercised to purchased 165,000 shares of Common Stock for a period beginning March 31, 2000 and ending December 31, 2004.

15. Class X Warrants may be exercised to purchase 481,552 shares of Common Stock for a period beginning January 1, 2000 and ending December 31, 2001.


At November 10, 2000, there were warrants exercisable to purchase 7,160,958 shares of Common Stock.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Convertible Notes
-----------------

As of September 30, 2000 the following notes can be converted, in whole or in part, at the holders' option into shares of Common Stock at a price of $1.80 per share:

Note Amount
Underlying Shares of Stock (at 09/30/00)
Shares if Held to Maturity


Dublin Holding, Ltd.            $ 2,815,257      1,564,032      2,046,081

Mark A. Smith Rollover IRA          300,836        167,131        218,643

Kelly Smith Rollover IRA            259,798        144,332        188,817

H. Northrop                         357,810        198,783        224,460
                                -----------      ---------      ---------

   TOTAL                        $ 3,733,701      2,074,278      2,678,001
                                ===========      =========      =========


Holders of the above convertible notes have agreed to convert under certain conditions. See Forms 8-K and 8-K/A-1 dated December 11, 1999.

The Company has $1,840,098 (Principal and Interest) in long-term notes due on December 31, 2001 (included the H. Northrop note above). Holders of $1,436,071 of the long-term notes have agreed to exercise outstanding options/warrants under certain conditions. These notes are held by seven individuals, including Jon Northrop and Jere Northrop. See Forms 8-K and 8-K/A-1 dated December 11, 1999. A total of $4,416,371 (Principal and Interest) in long-term convertible notes are due on December 31, 2002.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


8.     Office Lease Agreement

On August 28, 2000, the Company entered into a lease agreement for office facilities in New York City. The term of the lease is eleven years and the aggregate cost is approximately $2.8 million. The Company also entered into a sublease for a portion of the facilities with an unrelated party for an aggregate rent of approximately $576,000 over the eleven-year term.

9.     Segment Information

The Company operates in two business segments as follows:

       Systems: The Company designs, markets, installs and manages waste, wastewater and storm water systems, primarily in the agricultural and food processing industries.

       Soil: The Company produces and markets BionSoil(R) products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich Bion Solids harvested from certain types of agricultural systems installed on large dairy and hog farms.

                                        Bion Environmental Technologies, Inc.
                                                             and Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


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


Three Months
Ended September 30,                    2000          1999

Revenues:
Soil                             $     17,652     $     43,948
Systems                                     -                -
                                 ------------     ------------
                                 $     17,652     $     43,948
                                 ============     ============

Operating Loss:
Soil                             $  1,602,653     $    708,732
Systems                             2,014,475          459,458
                                 ------------     ------------
                                 $  3,617,128     $  1,168,190
                                 ============     ============

Depreciation and amortization:
Soil                             $     12,058     $     12,642
Systems                                 6,424            1,411
                                 ------------     ------------
                                 $     18,482     $     14,053
                                 ============     ============

Expenditures for additions and
 long-lived assets:
Soil                             $          -     $          -
Systems                                 1,447              808
                                 ------------     ------------
                                 $      1,447     $        808
                                 ============     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

     Going Concern
     -------------

     The financial statements contained in this Form 10-QSB show $25,752,247 being invested in or contributed to Bion as of September 30, 2000. We have a shareholder deficit of $5,395,990, cumulative deficit of $28,091,954, which includes non-cash charges of $3,131,106 incurred during the quarter ended September 30, 2000, limited current revenues and substantial current operating losses. (Note that the related parties notes payable of $3,189,696 are approximately 60% of the negative net worth, all of which is convertible into our restricted and legend Common Stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

     Bion NMS system and BionSoil(R) sales require additional expenditures. Our system sales require additional personnel and significant capital expenditures, which will generally increase our overhead. BionSoil(R) product sales and marketing require wholesaler and retailer distribution networks (which may require permitting in some locations) and additional expenditures for personnel and equipment to harvest, process, package, sell and deliver our products. We are negotiating with independent third parties and related parties to obtain the necessary additional funding. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that we will be able to attain profitable operations and/or raise sufficient capital to sustain operations.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time, are unknown. Currently, we estimate that approximately an additional $3,000,000 will be required during the year ended June 30, 2001. We anticipate spending $750,000 on research and development efforts and the balance on compensation and general business overhead.

Financial Condition and Results of Operations
---------------------------------------------

     Liquidity and Capital Resources

     Our Consolidated Balance Sheet as of September 30, 2000 shows Current assets of $1,435,794 and Total assets of $1,799,656. Our current and total liabilities as of September 30, 2000 are $3,807,653 and $7,195,646, respectively. Total assets decreased by $1,135,593 from June 30, 2000. The change is primarily attributable to the decrease in cash. Cash and cash equivalents decreased $1,280,975 from June 30, 2000, primarily as a result of net cash used in operating activities. Our current ratio is 0.38:1 as of September 30, 2000 as compared to 15.1:1 as of June 30, 2000. The reduction in the current ratio results from the classification of convertible bridge notes payable as a current liability as notes are due July 1, 2001. Deposits and other assets increased $126,872 during the three months ended September 30, 2000 of which $120,561 was for a letter of credit on the New York City office lease.

     Total liabilities increased $670,151 in the three month period ended September 30, 2000. This increase was due to interest on the convertible bridge notes and related parties note payable increasing $606,500 and accrued consulting expenses increasing $64,667.

     Our Stockholders' Equity account reflects a total of 1,139,016 shares of restricted common stock issued in the quarter ended September 30, 2000. We issued the restricted common stock in an exchange of 634,656 Class X warrants and 6,323,884 Class Z warrants. We valued the warrants in accordance with the Black-Scholes model and recorded $2,173,460 of additional expense related to the beneficial value of the consideration received over the value of the warrants surrendered.

     We believe that during the balance of the fiscal year, we will not generate sufficient operating cash flow to meet our needs without additional external financing. There is no assurance that our efforts to obtain such financing will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

Results of Operations
---------------------

Comparison of the Three Months Ended September 30, 2000 with the Three Months Ended September 30,1999

     We recorded $17,652 of BionSoil(R) sales during the three months ended September 30, 2000. This compares to $43,948 BionSoil(R) sales during the three months ended September 30, 1999. The decrease of $26,296 is attributable to lower BionSoil(R) sales to customers, as a larger quantity of BionSoil(R) was used for testing and turf trials. We have been in the design and testing phase of the second-generation system that will include computerized real-time monitoring and controls and will also reduce the size of the system. The focus on the new system design has had a short-term negative effect on system sales. Cost of goods sold decreased $9,969 for the soil sales.

     We incurred gross losses of $63,155 and $46,828 during the three months ended September 30, 2000 and 1999, respectively. The gross losses result from inefficiencies associated with the disproportionate relationship between compensation/overhead and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

     General and administrative expenses increased $2,139,108 (207%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase is primarily ($2,449,253) attributable to non-cash expenses related to the beneficial value of the stock consideration received over the value of the warrants surrendered in connection with warrant/stock exchange transactions, partially offset by other individually insignificant decreases.

     Research and development costs increased $293,503 during the three months ended September 30, 2000. This increase is due to the design and testing of the second- generation system and increased BionSoil(R) research and testing expenses.

     Interest expense increased $537,062, of which $681,853 was for non-cash expenses associated with certain warrants and promissory notes, partially offset by other individually insignificant decreases. Non-cash interest expense for the three months ended September 30, 1999, was $140,287.

     We had an increase in interest income due to higher cash balances associated with cash flow generated from financing activities.

     We sold the two mortgages we received from the LTLK Defined Benefit Plan during the three months ended September 30, 1999. We incurred a non-recurring loss of $57,250 on the sale of the two mortgages.

     The net loss and comprehensive loss increased $2,901,828 (213%) during the three months ended September 30, 2000. The increase primarily related to $2,449,253 of non-cash general and administrative expenses (for the issuance of stock and warrants associated with various transactions discussed above) and $681,853 of non-cash interest expense incurred during the three months ended September 30, 2000, partially offset by other individually insignificant decreases.

     Basic and diluted loss per common share is increased by $.21, from $.13 to $.34. The increase in the loss per share is attributable to the aforementioned increase in the net loss.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101 (effective for the last fiscal quarter of 2001), which provides guidance on applying generally accepted accounting principles to selected revenue recognition issues. We believe that our revenue recognition policies are in accordance with SAB 101.

     Inflation and Changes in Prices
     -------------------------------

     We are unable to predict the impact of inflation on our activities; however, at this time we believe it is minimal.


PART II

ITEM 1.   Legal Proceedings

      We are not a party to any pending legal proceeding that is material to our business.


ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the three month period ended September 30, 2000 without registration under the Securities Act of 1933, as amended:

     Warrants
     ------------

     We issued 1,000,000 D2D Warrants and 500,000 D2E Warrants issued to D2 CO. LLC on August 10, 2000 to purchase restricted and legended stock at $3.50 and $6.00 per share, respectively. These warrants were valued at $737,005 using the Black-Scholes model and are exercisable from January 1, 2002 to August 10, 2005. See our Form 8-K dated August 3, 2000, Exhibit 99.2. These warrants were issued for services rendered pursuant to the management agreement between us and D2 CO. LLC.

     We issued 100,000 J-2 Warrants to a director on August 10, 2000 to purchase restricted and legended stock at $2.375 per share. These warrants are exercisable from August 10, 2000 to December 31, 2004 and were valued at $63,873 using the Black-Scholes model. See our Form 8-K dated August 3, 2000,
Exhibit 99.3.  These warrants were issued for services rendered.

     We issued 3,825 J-1 Warrants on August 9, 2000 to a broker as compensation for their placement of convertible bridge notes. See our Form 8-K dated April 13, 2000 Exhibits 10.1, 10.2, and 10.3.

     Common Stock
     ------------

     We issued 1,139,016 shares of restricted and legended Common Stock to 43 holders of Class X and Z Warrants in exchange for their warrants. 634,656 Class X Warrants and 6,323,884 Class Z Warrants were exchanged and we recorded $2,173,460 as additional expense related to the beneficial value of the consideration received over the value of the Warrants surrendered.

     Convertible Notes
     -----------------

      We added $141,578 of interest to the convertible notes listed in Note 3 during the quarter ended September 30, 2000.

     The warrants and shares of our Common Stock which were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and/or access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 3.  Defaults Upon Senior Securities.  None

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information.  None

ITEM 6.  Exhibits and Reports on Form 8-K.

Index to Exhibits
-----------------

(27) Financial Data Schedule.  Filed herewith electronically.

Reports on Form 8-K
-------------------

The following current reports on Form 8-K were filed during the quarter ended September 30, 2000.

Form 8-K dated August 3, 2000:  Items 5 & 7
Form 8-K dated August 9, 2000:  Item 4
Form 8-K dated August 10, 2000: Items 5 & 7

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              Bion Environmental Technologies, Inc.



                              By: /s/ Jon Northrop
                                  Jon Northrop, Executive Vice President &
                                  Chief Financial Officer


Dated:   November 14, 2000