Form 10-K/A
period 2000-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-01-19
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-KSB/A
                                AMENDMENT NO. 1


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

     The securities issued pursuant to the transaction set forth above were issued in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision and was provided with appropriate offering documents and access to material information. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our securities in connection with this transaction. All certificates bear an appropriate legend restricting the transfer of such shares. Transfer instructions have been provided to our transfer agent in accordance therewith.

     We issued 65,000 J-2 Warrants to purchase restricted and legended Common Stock at $2.375 per share to two consultants for investor relations consulting services. The warrants are exercisable from March 31, 2000, to December 31, 2004. The value attributed to the warrants represents the fair market value of the services provided.

     The securities issued pursuant to the transaction set forth above were issued in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision and was provided with appropriate offering documents and access to material information. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our securities in connection with this transaction. All certificates bear an appropriate legend restricting the transfer of such shares. Transfer instructions have been provided to our transfer agent in accordance therewith.

     Common Stock
     ------------

     We issued 40,000 shares of restricted and legended Common Stock to a law firm in exchange for the cancellation of a long-term obligation of $94,183. We also issued 12,251 shares to a consultant for sales and legislative lobbying services valued at $22,052. The value attributed to the Common Stock represented the fair market value of the service provided.

     The securities issued pursuant to the transaction set forth above were issued in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision and was provided with appropriate offering documents and access to material information. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our securities in connection with this transaction. All certificates bear an appropriate legend restricting the transfer of such shares.
Transfer instructions have been provided to our transfer agent in accordance therewith.

     Convertible Notes
     -----------------

     We added $425,848 of long-term convertible bridge debt and interest during the three-month period of April 1, 2000, to June 30, 2000. See our Form 8-K dated April 13, 2000.

     We added $105,608 of interest to the convertible notes listed in
Note 4 of Notes to Consolidated Financial Statements in our 10-KSB/A dated June 30, 1999.

     The securities that may be issued pursuant to the transactions set forth above will be issued in reliance upon the exemption from registration afforded by Sections 3(a)(9) of the Securities Act of 1933, as amended.

                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, we have caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  January 19, 2001                By: /s/ Jon Northrup
                                          ---------------------------------
                                           Jon Northrop
                                           Executive Vice President