Form 10-Q
period 2000-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-02-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _______ TO _______

Commission file number 0-19333


                        Bion Environmental Technologies, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Colorado                           84-1176672
            ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

                7921 Southpark Place, Suite 200                80120
            -----------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

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

The number of shares outstanding of registrant's classes of common stock, as of February 12, 2001: Common Stock, No Par Value, 13,072,797.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                              TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  Financial Statements

     Consolidated Financial Statements:

       Consolidated Balance Sheets as of December 31, 2000
       (unaudited) and June 30, 2000 (audited)                      F-1 - F-2

       Unaudited Consolidated Statements of Operations for
       the Six Months Ended December 31, 2000 and 1999                    F-3

       Unaudited Consolidated Statements of Operations for
       the Three Months Ended December 31, 2000 and 1999                  F-4

       Unaudited Consolidated Statement of Changes in
       Stockholders' Deficit for the Six Months Ended
       December 31, 2000                                                  F-5

       Unaudited Consolidated Statements of Cash Flows for
       the Six Months Ended December 31, 2000 and 1999              F-6 - F-7

       Notes to Unaudited Consolidated Financial Statements        F-8 - F-26

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           3-8

PART II - Other Information

   Items 1 - 6                                                           9-10

   Index to Exhibits                                                       10

   Reports on Form 8-K                                                     10

   Signature Page                                                          11

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheets


                                                                      December 31,
                                                                          2000        June 30,
                                                                      (Unaudited)      2000
                                                                      ------------  -----------

Assets

Current:

     Cash and cash equivalents                                         $ 262,968    $ 2,604,933
     Accounts receivable, less allowance of $12,000
          for possible losses                                                  -         26,695
     Prepaid expenses, note receivable and accrued interest              118,909         46,702
                                                                       ---------    -----------

Total current assets                                                     381,877      2,678,330
                                                                       ---------    -----------

Property and equipment:

     Furniture and equipment                                             338,285        319,499
     Computer equipment                                                   76,540         92,828
                                                                       ---------    -----------
                                                                         414,825        412,327

Less accumulated depreciation                                            226,030        203,894
                                                                       ---------    -----------
Net property and equipment                                               188,795        208,433
                                                                       ---------    -----------
Other assets:

     Patents, net of accumulated amortization of $19,960 and $18,344      34,986         36,602
     Deposits and other                                                  138,756         11,884
                                                                       ---------    -----------
Total other assets                                                       173,742         48,486
                                                                       ---------    -----------
Total Assets                                                           $ 744,414    $ 2,935,249
                                                                       =========    ===========


    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheets

                                                                      December 31,
                                                                          2000        June 30,
                                                                      (Unaudited)      2000
                                                                      ------------  -----------
Liabilities and Stockholders' Deficit

Current:

     Accounts payable                                                 $    173,317    $   101,166
     Convertible bridge notes payable (Note 3)                           3,654,902              -
     Notes payable, related parties - current (Note 4)                   1,670,926              -
     Due to related party (Note 5)                                         500,000              -
     Current portion of capital lease obligations                           20,924         26,627
     Accrued expenses and note payable                                      48,858         49,419
                                                                       -----------    -----------
Total current liabilities                                                6,068,927        177,212
                                                                       -----------    -----------
Long-term liabilities:

     Convertible bridge notes payable (Note 3)                                   -      3,362,242
     Notes payable, related parties (Note 4)                             1,865,004      2,846,471
     Accrued consulting fees                                               253,000        122,833
     Long-term portion of capital lease obligations                          7,330         16,737
                                                                       -----------    -----------
Total long-term liabilities                                              2,125,334      6,348,283
                                                                       -----------    -----------
Total liabilities                                                        8,194,261      6,525,495
                                                                       -----------    -----------

Commitments and contingencies

Stockholders' deficit:

     Common stock, no par value, 100,000,000 shares authorized,
       13,072,797 and 11,902,669 shares issued and outstanding          25,875,676     22,748,871
     Non-recourse promissory note                                                -       (500,000)
     Deferred consulting expense                                                 -     (1,944,739)
     Unearned compensation                                                 (55,000)       (67,500)
     Accumulated deficit                                               (33,270,523)   (23,826,878)
                                                                       -----------    -----------

Total stockholders' deficit                                             (7,449,847)    (3,590,246)
                                                                       -----------    -----------

Total Liabilities and Stockholders' Deficit                           $    744,414    $ 2,935,249
                                                                      ============    ===========


    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations


Six Months Ended December 31,                                        2000               1999
- -----------------------------                                   --------------     --------------

Revenues:
     Soil sales                                                 $     41,976     $     55,262
     System contract revenues                                              -           16,000
                                                                ------------     ------------
Total revenues                                                        41,976           71,262
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      296,592          161,195
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                             296,592          161,195
                                                                ------------     ------------
Gross loss                                                          (254,616)         (89,933)
                                                                ------------     ------------
Expenses:
     General and administrative (including $5,081,265
       and $2,747,261, non-cash, respectively)                     6,493,370        3,286,575
     Research and development                                        633,222          160,140
                                                                ------------     ------------
Total expenses                                                     7,126,592        3,446,715
                                                                ------------     ------------
Loss from operations                                              (7,381,208)      (3,536,648)
                                                                ============     ============
Other income (expense):
     Interest expense (including $1,631,117 and
       $1,005,519, non-cash, respectively)                        (1,633,340)      (1,252,899)
     Interest income                                                  66,541            4,471
     Loss on sale of mortgage receivable                                   -          (57,250)
     Other expense, net                                              (14,388)            (185)
                                                                ------------     ------------
Total other expense                                               (1,581,187)      (1,305,863)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle                                            (8,962,395)      (4,842,511)
Cumulative effect of change in accounting
  principle (Note 3)                                                (481,250)               -
                                                                ------------     ------------
Net loss and comprehensive loss                                 $ (9,443,645)    $ (4,842,511)
                                                                ============     ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $       (.70)    $       (.46)
     Loss on cumulative effect of change in
       accounting principle                                             (.04)               -
                                                                ------------     ------------
Loss per common share                                           $       (.74)    $       (.46)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               12,813,383       10,533,338
                                                                ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations


Six Months Ended December 31,                                       2000             1999
- -----------------------------                                   ------------     ------------

Revenues:
     Soil sales                                                 $     24,324     $     11,314
     System contract revenues                                              -           16,000
                                                                ------------     ------------
Total revenues                                                        24,324           27,314
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      207,686           61,732
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                             207,686           61,732
                                                                ------------     ------------
Gross loss                                                          (183,362)         (34,418)
                                                                ------------     ------------
Expenses:
     General and administrative (including $2,632,012
       and $1,743,200, non-cash, respectively)                     3,329,815        2,262,716
     Research and development                                        250,903           71,324
                                                                ------------     ------------
Total expenses                                                     3,580,718        2,334,040
                                                                ------------     ------------
Loss from operations                                              (3,764,080)      (2,368,458)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $949,264 and
       $865,232, non-cash, respectively)                            (950,239)      (1,106,860)
     Interest income                                                  24,588              998
     Other expense, net                                               (7,588)          (4,943)
                                                                ------------     ------------
Total other expense                                                 (933,239)      (1,110,805)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle                                            (4,697,319)      (3,479,263)
Cumulative effect of change in accounting
  principle (Note 3)                                                (481,250)               -
                                                                ------------     ------------
Net loss and comprehensive loss                                 $ (5,178,569)    $ (3,479,263)
                                                                ------------     ------------
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $       (.36)    $       (.32)
     Loss on cumulative effect of change in
       accounting principle                                             (.04)               -
                                                                ------------     ------------
Net loss per common share                                       $       (.40)    $       (.32)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               13,056,039       10,866,299
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                    Unaudited Consolidated Statement of Stockholders' Deficit


                                                                          Non-
                                                             Recourse     Deferred       Unearned                   Total
Six Months Ended                       Common Stock          Promissory   Consulting     Compen-     Accumulated    Stockholders'
December 31, 2000                  Shares       Amount       Note         Expense        sation      Deficit        Deficit
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2000             11,902,669   $22,748,871   $(500,000)   $(1,944,739)   $(67,500)   $(23,826,878)   $(3,590,246)

 Beneficial value of
  warrants exchanged for
  common stock (Note 6)            1,139,016     2,173,460           -              -           -               -      2,173,460
 Issuance of stock options
  and warrants for consulting
  services (Note 5)                        -        22,832           -              -           -               -         22,832
 Modification of terms of
  convertible bridge notes
  (Note 3)                                 -        70,079           -              -           -               -         70,079
 Warrants issued for consulting
  services (Note 5)                        -       737,005           -       (737,005)          -               -              -
 Deferred consulting expense
  (Note 5)                                 -             -           -        192,961           -               -        192,961
 Net loss for the quarter ended
  September 30, 2000                       -             -           -              -           -      (4,265,076)    (4,265,076)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000       13,041,685   $25,752,247   $(500,000)   $(2,488,783)   $(67,500)   $(28,091,954)   $(5,395,990)

 Beneficial value of
  warrants exchanged for
  common stock (Note 6)                6,112         5,722           -              -           -               -          5,722
 Issuance of stock options
  and warrants for consulting
  services (Note 5)                        -        25,532           -              -           -               -         25,532
 Issuance of common stock for
  consulting services (Note 6)        25,000        42,175           -              -           -               -         42,175
 Deferred salaries expense                 -             -           -              -      12,500               -         12,500
 Deferred consulting expense
  (Note 5)                                 -             -           -        127,630           -               -        127,630
 Beneficial conversion feature
  on convertible bridge notes
  (Note 3)                                 -     1,050,000           -              -           -               -      1,050,000
 Cancellation of warrants
  previously issued for
  services (Note 5)                        -             -           -      2,361,153           -               -      2,361,153
 Repurchase of warrants
  previously issued for cash
  and non-recourse promissory
  note (Note 5)                            -    (1,000,000)    500,000              -           -               -       (500,000)
 Net loss for the quarter ended
  December 31, 2000                        -             -           -              -           -      (5,178,569)    (5,178,569)
- ---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        13,072,797   $25,875,676   $       -    $         -    $(55,000)   $(33,270,523)   $(7,449,847)
- ---------------------------------------------------------------------------------------------------------------------------------













See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                               Unaudited Consolidated Statement of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents
Six Months Ended December 31,                                        2000               1999
- ------------------------------------------------               --------------    --------------
Operating activities:
  Net loss                                                     $   (9,443,645)   $   (4,842,511)
  Adjustments to reconcile net loss to net cash
                used in operating activities:

     Depreciation and amortization                                     37,545            29,461
     Issuance of stock for services, compensation and
                interest                                               54,675           349,731
     Issuance of warrants for consulting expenses                           -           144,133
     Issuance of subscribed stock for services                              -           (60,000)
     Issuance of note payable for consulting services                       -           120,000
     Issuance of note payable for management fee                      120,000                 -
     Issuance of note payable for interest expense                    502,765                 -
     Beneficial value of warrants exchanged for
                common stock                                        2,179,182                 -
     Beneficial value of warrants issued                                    -         1,477,370
     Beneficial conversion feature amortized to interest
                expense                                               262,500           656,027
     Beneficial conversion feature recorded as
                cumulative effect of change in accounting
                principle                                             481,250                 -
     Amortization of debt discounts                                   865,852           349,492
     Amortization of deferred consulting expense                      320,591                 -
     Cancellation of warrants previously issued for
                services                                            2,361,153                 -
     Issuance of options and warrants for consulting
                services                                               45,664                 -
     Loss on sale of property and equipment                            10,265                 -
     Loss on sale of mortgage assets                                        -            57,250

Changes in operating assets and liabilities:
     Accounts receivable and work-in-progress                          30,755            58,398
     Prepaid expenses and other                                      (110,171)          (73,406)
     Accrued interest receivable                                      (22,970)                -
     Accounts payable                                                  72,151          (308,178)
     Accrued liabilities                                                 (561)         (196,442)
                                                               --------------    --------------
Net cash used in operating activities                              (2,232,999)       (2,238,675)
                                                               --------------    --------------



                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                               Unaudited Consolidated Statement of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents
Six Months Ended December 31,                                        2000               1999
- ------------------------------------------------               --------------    --------------
Investing activities:
     Refund of equipment returned                                       1,447                 -
     Proceeds from sale of computer equipment                             250                 -
     Purchase of fixed assets                                         (28,252)                -
                                                               --------------    --------------
Net cash used in investing activities                                 (26,555)                -
                                                               --------------    --------------
Financing activities:
     Proceeds from notes payable, related parties                           -         1,622,785
     Proceeds from sale of mortgages                                        -           202,750
     Proceeds from stock issuances and subscriptions                        -           545,855
     Proceeds from sale of warrants                                     2,700           500,000
     Payments on note receivable                                      (70,000)                -
     Payments on capital lease obligations                            (15,111)          (26,121)
                                                               --------------    --------------
Net cash provided by (used in) financing activities                   (82,411)        2,845,269
                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents               (2,341,965)          606,594

Cash and cash equivalents, beginning of period                      2,604,933            55,583
                                                               --------------    --------------
Cash and cash equivalents, end of period                       $      262,968    $      662,177
                                                               ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $        2,225    $        6,668
Supplemental disclosure of non-cash financing activities:
     Warrants issued for deferred consulting services                 737,005         2,333,687
     Repurchase of warrants with cash and cancellation of non-
          recourse promissory note                                  1,000,000                 -
     Beneficial conversion feature on convertible bridge notes      1,050,000                 -
     Issuance (cancellation) of note receivable in
           consideration for sale (cancellation) of warrants         (500,000)          500,000
     Beneficial value of common stock and warrants issued in
           excess of value of warrants surrendered                          -         2,419,771
     Warrants issued in connection with related party note
           payable                                                          -           349,392
                                                              ===============    ==============







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

Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under SFAS No. 128, basic earnings (loss) per share is calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are calculated as income (loss) divided by diluted weighted average number of common shares. The common stock options and warrants listed at Note 7 were not included in diluted earnings (loss) per share for the six months and three months ended December 31, 2000 and 1999, as the effect was antidilutive due to the Company recording a loss for these periods.

2. Continuing Operations

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $9,443,645 during the six months ended December 31, 2000 (including non-cash interest expense and other non-cash expenses of $1,631,117 and $5,081,265, respectively) and has a history of losses that has resulted in an accumulated deficit of $33,270,523 at December 31, 2000.

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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


3.  Convertible Bridge Notes Payable

On April 13, 2000, the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the principal amount of $4,095,000. Principal and accrued interest ($331,000 at December 31, 2000 is included in convertible bridge notes) on the Notes at 10% per annum are due on July 1, 2001. In connection with the sale of the Notes, the Company issued stock purchase warrants convertible into 1,213,500 shares of the Company's common stock at $2.375 per share through December 31, 2004. The warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes.

On September 15, 2000, following acceptance by the note-warrant holders on August 24, 2000, the Company amended the convertible bridge notes payable and associated warrants as follows:

     * adjusted the conversion rate to equal the market price of the Company's common stock at the date of conversion;
     * limited the conversion rate on the notes to $5.00 per share;
     * adjusted the exercise price of the warrants from $2.375 to $2.00 per share; and,
     * automatic conversion one year from date of note.

The reduction of the exercise price of the warrants to $2.00 per share, resulted in an additional $70,079, of value attributable to the warrants. Such amount has been reflected as an additional discount on the convertible bridge notes payable. The Company recorded $462,556 and $232,419 of interest expense during the six months and three months ended December 31, 2000 due to the amortization of the warrant discount. The unamortized warrant discount at December 31, 2000 of approximately $464,836 will be amortized to interest expense over the remaining term of the notes.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


During the three months ended December 31, 2000, the Company adopted Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued Convertible Bridge Notes Payable. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in the financing to the convertible instruments and to any detachable warrants issued in the transaction, and measuring the instrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the issuer's stock at the commitment date.

As a result of the issuance of EITF 00-27, effective October 1, 2000, the Company has recorded an additional warrant discount on the Notes of $1,050,000 due to the beneficial conversion feature calculated on the instrinsic value of the allocated proceeds received in the financing. Since the Notes automatically convert into common stock one year from the date of issuance, the Company has recorded $481,250 as a cumulative effect of change in accounting principle and $262,500 as interest expense on the Notes for the three months ended December 31, 2000, which represents the amortization of the new warrant discount in that period. The remaining discount of $306,250 will be amortized to interest expense over the remaining conversion period.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Upon issuance of its capital stock in a public or private offering, with gross proceeds greater than $5,000,000, the Company, at its option, must either prepay the notes without penalty or convert the notes into shares of common stock, at a conversion rate equal to the market price of the Company's common stock on the date of conversion, not to exceed $2.50 per share.

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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4.  Notes Payable, Related Parties

Notes payable, related parties, consisted of the following:

December 31,
2000

Unsecured notes payable to Mark A. Smith -
 Rollover IRA, Kelly Smith - Rollover IRA
 and Dublin Holding, Ltd., entities controlled
 by a stockholder/director, principal amount of
 $3,075,798 plus accrued interest of $402,386,
 net of unamortized warrant discount of
 $1,613,180. All outstanding principal and
 accrued interest due is immediately
 convertible into shares of the Company's
 common stock at a price of $1.80 per share.
 During the six months and three months ended
 December 31, 2000, the Company amortized
 $403,296 and $201,648 of the warrant
 discount to interest expense. All outstanding
 principal and interest, computed at 1% per
 month, is due and payable on or before
 December 31, 2002.                                        $     1,865,004

Unsecured notes payable to a stockholder,
 principal amount of $308,114 plus accrued
 interest of $58,939. All outstanding principal
 and interest, computed at 1% per month, is due
 and payable on or before December 31, 2001.
 The outstanding principal and accrued interest
 due, is convertible into shares of the
 Company's common stock at a price of $1.80
 per share, under certain agreed upon conditions.                  367,053

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Unsecured notes payable to various stockholders,
 principal amount of $1,150,833 plus accrued
 interest of $153,040. All outstanding principal
 and accrued interest at 1% per month is due
 and payable on or before December 31, 2001.
 Under the terms of the agreement, options or
 warrants held by these stockholders may be
 exercised, as repayment for the existing notes.                 1,303,873
                                                           ---------------

Total notes payable - related parties                            3,535,930

Less current maturities - related parties                        1,670,926
                                                           ---------------
Total long-term debt - related parties                     $     1,865,004

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

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement required total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add the monthly fees, aggregating to $253,000 at December 31, 2000, to the balance of their convertible bridge notes payable (Note 3). In connection with the agreement the Company granted warrants exercisable into 2,500,000 shares of the Company's common stock at $2.50 per share through June 30, 2004. The warrants were valued at $2,333,687 using the Black Scholes option-pricing model and have been reflected as deferred consulting expense in the accompanying Consolidated Statement of Stockholders' Deficit and are being amortized to consulting expense over the three-year term of the agreement.

During August 2000, the Company amended the management agreement with D2, whereby the Company extended the consulting services for an additional year and issued 1,500,000 additional warrants (1,000,000 warrants exercisable at $3.50 per share and 500,000 exercisable at $6.00 share, both from January 1, 2002 until August 10, 2005). The Company valued the warrants issued under the Black-Scholes option-pricing model and has added the value of $737,005 to the deferred consulting expense. During the six months and three months ended December 31, 2000, the Company recorded $320,591 and $127,630 to consulting expense as a result of amortizing the deferred consulting expense balance through November 30, 2000.

Effective December 1, 2000, the Company amended the D2 management and consulting agreement as follows:

     * extended the term of the agreement by another 18 months;
     * cancelled all outstanding warrants owned by D2 by agreeing to repay to D2 $1,000,000 with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable;

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements



     * increased the annual base consideration from $240,000 to: calendar year 2001 - $500,000; calendar year 2002 - $600,000; and calendar year 2003 - $750,000.

As a result of the cancellation of the D2 warrants, the Company amortized the remaining deferred consulting expense of $2,361,153 to consulting expense as of December 1, 2000, recorded a payable to D2 and cancelled the non-recourse promissory note.

In August 2000, the Company issued stock options and warrants to three members of the Company's Board of Directors for additional services to be performed by the directors. In total, options were issued to purchase 160,000 shares of common stock at $2.25 per share, exercisable immediately until December 31, 2003 and warrants were issued to purchase 100,000 shares of common stock at $2.375 per share, exercisable immediately until December 31, 2003. During the six months and three months ended December 31, 2000, the Company recorded $45,664 and $22,832 as consulting expense related to the options and warrants.

6.  Stockholders' Deficit

Exchange of Warrants for Common Stock

Effective August 3, 2000, certain holders of Class X warrants and Class Z warrants exchanged 165,198 Class X warrants and 5,425,440 Class Z warrants for 863,399 shares of restricted common stock. For the six months and three months ended December 31, 2000, the Company recorded $1,662,340 and $0, respectively, as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Effective August 23, 2000, certain holders of the Class X warrants and Class Z warrants, including certain officers, employees and stockholders exchanged, in aggregate, 469,458 Class X warrants and 898,444 Class Z warrants for 275,617 shares of restricted common stock. For the six months and three months ended December 31, 2000, the Company recorded $511,120 and $0, respectively, as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

On November 13, 2000, an individual investor purchased warrants to purchase 24,550 shares of Bion common stock at $2.50 per share, exercisable from 10/30/00 to 6/30/04, for $2,700 cash.

On November 16, 2000, the Company issued 25,000 shares of common stock valued at $42,175 to an individual in return for consulting services performed.

On November 29, 2000, an individual holder exchanged 20,373 Class X Warrants for 6,112 shares of restricted Bion common stock. The warrants had an exercise price of $8.00 per share and were issued on January 1, 2000, with an expiration date of December 31, 2001. For the three months ended December 31, 2000, the Company recorded $5,722 as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

On December 4, 2000, the Company hired George Bloom to fill the position of Senior Technical Officer of Bion. As consideration for Mr. Bloom's services, Bion issued him stock options to purchase 80,000 shares of common stock with one-third (26,667) of the options vesting on 12/4/00, 11/1/01 and 11/1/02, respectively.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


7. Capital Structure

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock

As of February 12, 2001 the Company had 13,072,797 shares of common stock issued and outstanding.

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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


As of February 12, 2001, the Company had the following options outstanding:

Options Vested

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Directors           $ 1.55             11,112      08/19/02
       Plan              $ 2.04             11,112      08/19/02
                         $ 2.91             11,112      11/17/03
                         $ 1.61             10,000      08/04/04
                                         ---------
     Total Directors                        43,336
                                         =========

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Employee            $ 2.00            226,699      12/31/02
       Plans             $ 2.20            106,667      12/31/03
                         $ 2.25            160,000      12/31/03
                         $ 2.25            474,000 (1)  12/21/01
                         $ 2.50             40,000 (2)  12/31/01
                         $ 2.50            304,445      06/30/03
                         $ 2.70             55,556      12/31/02
                         $ 3.04              1,112      01/28/01
                                         ---------
     Total Employees                     1,368,479
                                         =========

     Total (Directors
      and Employees)                     1,411,815
                                         =========

(1) Each holder has agreed to exercise these options with outstanding promissory notes of the Company under certain conditions.

(2) Holder has agreed to exercise using outstanding long-term notes payable of the Company upon certain conditions.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Options Non-Vested

                  Exercise
                   Price      Shares      Vesting Dates       Expiration
                  --------  ---------   -----------------   ---------------
Employee Plans    $ 2.00      190,356   11/19/00-10/31/02   12/31/02
                  $ 2.50       90,000   03/01/01-06/30/02   2/31/01-06/30/03
                  $ 2.20       53,333   11/01/01-11/01/02   12/31/03
                            ---------
     Total                    333,689
                            ---------

     Total Vested
     and Non-Vested         1,745,504
                            =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Warrants

As of February 12, 2001, the Company had the following warrants outstanding:

Warrant             Shares         Expiration Date        Exercise Price
- -------          ---------         ---------------        --------------

Class AA.01         15,000              (1)                  $ 5.40
Class D2C-W         24,550              (2)                  $ 2.50
Class G-5.2            919              (3)                  $ 2.70
Class G-6            3,148              (4)                  $ 5.40
Class H-1           11,112              (5)                  $ 4.50
Class H-2           16,112              (6)                  $ 2.70
*Class H-16         38,000              (7)                  $ 2.25
Class J-1        1,404,450              (8)                  $ 2.00
Class J-2          165,000              (9)                  $ 2.375
Class X            481,552              (10)                 $ 8.00
                 ---------                                 -----------
                 2,159,843                                 $ 1.50-8.00
                 =========                                 ===========

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

3. Class G-5.2 Warrants may be exercised to purchase 919 shares of Common Stock for a period beginning September 13, 1996 and ending September 12, 2001.

4. Class G-6 Warrants may be exercised to purchase 3,148 shares of Common Stock for a period beginning April 21, 1997 and ending
   April 20, 2002.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


5. Class H-1 Warrants may be exercised to purchase 11,112 shares of Common Stock for a period beginning August 21, 1996 and ending August 20, 2001.

6. Class H-2 Warrants may be exercised to purchase 16,112 shares of Common Stock for a period beginning August 21, 1996 and ending August 20, 2001.

7. Class H-16 Warrants may be exercised to purchase 38,000 shares of Common Stock for a period beginning January 1, 2000 and ending December 31, 2001.

8. Class J-1 Warrants may be exercised to purchase 1,404,450 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

9. Class J-2 Warrants may be exercised to purchased 165,000 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

10. Class X Warrants may be exercised to purchase 481,552 shares of Common Stock for a period beginning January 1, 2000 and ending December 31, 2001.

At February 12, 2001, there were warrants exercisable to purchase 2,159,843 shares of Common Stock.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Convertible Notes

As of December 31, 2000 the following notes can be converted, in whole or in part, at the holders' option into shares of Common Stock at a price of $1.80 per share:

                                          Underlying
                                       Shares of Stock     Shares if Held
                        Note Amount      (at 12/31/00)      to Maturity
                        -----------    ---------------     --------------

Dublin Holding, Ltd.    $ 2,900,562       1,611,423           2,046,081

Mark A. Smith
 Rollover IRA               309,952         172,196             218,643

Kelly Smith Rollover
 IRA                        267,670         148,706             188,817

H. Northrop                 367,053         203,918             224,460
                        -----------       ---------           ---------

     TOTAL              $ 3,845,237       2,136,243           2,678,001
                        ===========       =========           =========

Holders of the above convertible notes have agreed to convert under certain conditions. See Forms 8-K and 8-K/A-1 dated December 11, 1999.

The Company has $1,670,926 (Principal and Interest) in current notes due on December 31, 2001 (including the H. Northrop note above). Holders of $1,303,872 of the current notes have agreed to exercise outstanding options/warrants under certain conditions. These notes are held by seven individuals, including Jon Northrop, Executive V.P. and CFO, and Jere Northrop, CTO. See Forms 8-K and 8-K/A-1 dated December 11, 1999.

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

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating income.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Six Months Ended
December 31,                                  2000             1999
- ----------------------------------------------------------------------

Revenues:
 Soil                                    $    41,976      $    55,262
 Systems                                           -           16,000
- ----------------------------------------------------------------------
                                         $    41,976      $    71,262
======================================================================

Operating Loss:
 Soil                                    $ 3,387,347      $ 1,549,338
 Systems                                   3,993,861        1,987,310
- ----------------------------------------------------------------------
                                         $ 7,381,208      $ 3,536,648
======================================================================

Depreciation and amortization:
 Soil                                    $    24,116      $    25,451
 Systems                                      13,429            4,010
- ----------------------------------------------------------------------
                                         $    37,545      $    29,461
======================================================================

Expenditures for additions and
long-lived assets:
 Soil                                    $    8,140       $         -
 Systems                                     20,112                 -
- ----------------------------------------------------------------------
                                         $   28,252       $         -
======================================================================


Three Months Ended
December 31,                                  2000             1999
- ----------------------------------------------------------------------
Revenues:
 Soil                                    $    24,324      $    11,314
 Systems                                           -           16,000
- ----------------------------------------------------------------------
                                         $    24,324      $    27,314
======================================================================

Operating Loss:
 Soil                                    $ 1,784,694      $   840,306
 Systems                                   1,979,386        1,528,152
- ----------------------------------------------------------------------
                                         $ 3,764,080      $ 2,368,458
======================================================================

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Depreciation and amortization:
 Soil                                   $   12,058       $    12,809
 Systems                                     7,005             2,599
- ----------------------------------------------------------------------
                                        $   19,063       $    15,408
======================================================================

Expenditures for additions and
long-lived assets:
 Soil                                   $    8,140       $         -
 Systems                                    18,665                 -
- ----------------------------------------------------------------------
                                        $   26,805       $         -
======================================================================


10. Subsequent Events

Effective January 8, 2001, Southview, Inc. ("Southview"), a corporation wholly owned by David J. Mitchell, CEO and President of the Company, agreed to purchase warrants to purchase 6,500,000 shares of the Company's common stock for the sum of $500,000 cash payable on or before February 16, 2001. Warrants to purchase 3,250,000 shares of common stock are exercisable at $1.00 per share and warrants to purchase the other 3,250,000 shares of common stock are exercisable at varying prices between $1.00 and $2.00 per share, depending on the market price of the Company's common stock at the date of exercise. All warrants purchased are exercisable from February 16, 2001 to February 16, 2006. The 6,500,000 warrants were valued under the Black-Scholes model at approximately $1.6 million, $1.1 million of which will be charged to expense in the three months ended March 31, 2001.

Effective January 8, Southview agreed to loan the Company $500,000. As of February 12, 2001, the Company had received $200,000 in loans from Southview to help fund the Company's current operations.

In January 2001, the Company finalized a litigation settlement through the payment of $9,000 to the State of Illinois.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

     Going Concern
     -------------

     The financial statements contained in this Form 10-QSB show $25,875,676 being invested in or contributed to Bion as of December 31, 2000. We have a shareholder deficit of $7,449,847, cumulative deficit of $33,270,523, limited current revenues and substantial current operating losses. (Note that the related parties notes payable of $3,535,930 are approximately 11% of the negative net worth, all of which is convertible into our restricted and legended Common Stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

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

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time, are unknown. Currently, we estimate that approximately an additional $2,000,000 will be required during the year ended June 30, 2001. We anticipate spending $600,000 on research and development efforts and the balance on compensation and general business overhead.

Financial Condition and Results of Operations
- ---------------------------------------------

     Liquidity and Capital Resources

     Our Consolidated Balance Sheet as of December 31, 2000 shows Current assets of $381,877 and Total assets of $744,414. Our current and total liabilities as of December 31, 2000 are $6,068,927 and $8,194,261, respectively. Total assets decreased by $2,190,835 from June 30, 2000. The change is primarily attributable to the $2,341,965 decrease in cash and cash equivalents primarily as a result of net cash used in operating activities. Our current ratio is 0.06:1 as of December 31, 2000 as compared to 15.1:1 as of June 30, 2000. The reduction in the current ratio results from the classification of convertible bridge notes payable of $3,654,902 as a current liability, the classification of $1,670,926 of notes payable to related parties as current as the notes are due on December 31, 2001, and the $500,000 due to a related party (D2, LLC). Deposits and other assets increased $126,872 during the six months ended December 31, 2000 of which $120,561 was for a letter of credit on the New York City office lease.

     Total liabilities increased $1,668,766 in the six month period ended December 31, 2000. This increase was due to interest on the convertible bridge notes and related parties notes payable increasing $502,765, increasing the amortization of the debt discount of $516,360, the $500,000 due to D2, accounts payable increase of $72,151, and accrued consulting expenses increasing $130,167.

     Our Stockholders' Equity account reflects a total of 1,170,128 shares of restricted common stock issued in the six months ended December 31, 2000. We issued the restricted common stock primarily in the exchange of 634,656 Class X warrants and 6,323,884 Class Z warrants. We valued the warrants in accordance with the Black-Scholes model and recorded $2,173,460 of additional expense related to the beneficial value of the consideration received over the value of the warrants surrendered.

     We believe that during the balance of the fiscal year, we will not generate sufficient operating cash flow to meet our needs without additional external financing. There is no assurance that our efforts to obtain such financing will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

Results of Operations
- ---------------------

Comparison of the Six Months Ended December 31, 2000 with the Six Months Ended December 31, 1999

     We recorded $41,976 of BionSoil(R) sales during the six months ended December 31, 2000. This compares to $55,262 BionSoil(R) sales during the six months ended December 31, 1999. The decrease of $13,286 is attributable to lower BionSoil(R) sales to customers, as a larger quantity of BionSoil(R) was used for testing and turf trials. We have been in the design and testing phase of the second-generation system that will include computerized real-time monitoring and controls and will also reduce the size of the system. The focus on the new system design has had a short-term negative effect on system sales. Cost of goods sold increased $135,397 for the soil sales primarily as a result of payments to subcontractors ($72,957) and equipment rental ($44,108) for the harvest of materials not sold during the six months ended December 31, 2000.

     We incurred gross losses of $254,616 and $89,933 during the six months ended December 31, 2000 and 1999, respectively. The increase in gross loss results from the inefficiencies associated with the disproportionate relationship between harvesting costs and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

    General and administrative expenses increased $3,206,795 (98%) for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The increase is primarily attributable to the excess non-cash expenses related to the amortization of the remaining deferred consulting expense to D2 in the six months ended December 31, 2000 compared to the consulting fees incurred in the six months ended December 31, 1999 ($2,758,972) plus the excess amount of the beneficial value of the warrants surrendered in connection with Warrant/stock exchange transactions in the six months ended December 31, 2000 over the intrinsic value of the D2 warrants purchased in the six months ended December 31, 1999 ($701,856), offset by less investor relations expense in the six months ended December 31, 2000 ($341,144).

     Research and development costs increased $473,082 during the six months ended December 31, 2000. This increase is due to the design and testing of the second- generation system and increased BionSoil(R) research and testing expenses.

     Interest expense increased $380,441, of which $127,461 was for non-cash expenses associated with certain promissory notes, $262,500 additional interest required under the change of accounting principle resulting from the issuance of EITF 00-27 (see Note 3 to the financial statements), partially offset by other individually insignificant decreases.

     We had an increase in interest income ($62,070) due to higher cash balances associated with cash flow generated from financing activities.

     We sold the two mortgages we received from the LTLK Defined Benefit Plan during the six months ended December 31, 1999. We incurred a non-recurring loss of $57,250 on the sale of the two mortgages.

     The net loss and comprehensive loss increased $4,601,134 (95%) during the six months ended December 31, 2000. The increase primarily related to the increase of $3,206,795 of general and administrative expenses (for the amortization of the remaining deferred consulting expense and the issuance of stock and warrants associated with various transactions discussed above), the increase of $380,441 of interest expense, the $473,082 increase in Research and Development expense, and the $481,250 cumulative effect of change in accounting principle resulting from the issuance of EITF 00-27 incurred during the six months ended December 31 2000, partially offset by other individually insignificant decreases.

     Basic and diluted loss per common share is increased by $0.28, from $0.46 to $0.74. The increase in the loss per share is attributable to the aforementioned increase in the net loss.

Comparison of the Three Months Ended December 31, 2000 with the Three Months Ended December 31,1999

     We recorded $24,324 of BionSoil(R) sales during the three months ended December 31, 2000. This compares to $11,314 BionSoil(R) sales during the three months ended December 31, 1999. We have been in the design and testing phase of the second-generation system that will include computerized real-time monitoring and controls and will also reduce the size of the system. The focus on the new system design has had a short-term negative effect on system sales. Cost of goods sold increased $145,954 primarily as a result of payments to subcontractors ($76,231), equipment rental ($40,252), freight ($11,117), and other individually insignificant increases for the soil sales.

     We incurred gross losses of $183,362 and $34,418 during the three months ended December 31, 2000 and 1999, respectively. The gross losses result from inefficiencies associated with the disproportionate relationship between cost of good sold and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

    General and administrative expenses increased $1,067,099 (47%) for the three months ended December 31, 2000 as compared to the three months ended December 31, 1999. Of the increase, $1,011,413 is attributable to non-cash expenses related to the amortization of the remaining deferred consulting expense ($2,488,783) in the three months ended December 31, 2000 exceeding the intrinsic value of warrants issued to D2 ($1,477,370) in the three months ended December 31, 1999, partially offset by other individually insignificant decreases.

     Research and development costs increased $179,579 during the three months ended December 31, 2000. This increase is due to the design and testing of the second-generation system and increased BionSoil(R) research and testing expenses.

     Interest expense decreased $156,621 due to the expenses of amendment of the first parties note payable plus interest on convertible notes in the three months ended December 31, 1999 exceeding the interest on convertible notes in the three months ended December 31, 2000. Non-cash interest expense for the three months ended December 31, 1999 and 2000 was $865,232 and $949,264, respectively.

     We had an increase in interest income due to higher cash balances ($23,590) associated with cash flow generated from financing activities.

     The net loss and comprehensive loss increased $1,699,306 (49%) during the three months ended December 31, 2000. The increase primarily related to the increases in general and administrative expenses of $1,067,099 and research and development costs of $179,468, plus the $148,944 decrease in gross profits as discussed above, and $481,250 cumulative effect of change in accounting principle resulting from the issuance of EITF 00-27, partially offset by the decrease in interest expense, and other individually insignificant increases.

     Basic and diluted loss per common share is increased by $0.08, from $0.32 to $0.40. The increase in the loss per share is attributable to the aforementioned increase in the net loss.

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

     Impact of Recently Issued Accounting Pronouncements
     ---------------------------------------------------
     During the three months ended December 31, 2000 we adopted Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments, and which clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. We have modified previous calculations of the beneficial features associated with previously issued Convertible Bridge Notes Payable. Management believes that our financials accurately reflect the adoption of EITF 00-27.

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


ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the quarter ended December 31, 2000 without registration under the Securities Act of 1933, as amended:

     Warrants
     ------------

     We issued 24,550 D2C-W Warrants on November 11, 2000 to a shareholder to purchase restricted and legended stock at $2.50 per share. These warrants are exercisable from October 30, 2000 to June 30, 2004. The warrants were purchased for $2,700 of cash.

     Common Stock
     ------------

     We issued 6,112 shares of restricted and legended Common Stock to one holder of Class X Warrants in exchange for their warrants. 20,373 Class X Warrants were exchanged and we recorded $5,722 as additional expense related to the beneficial value of the consideration received over the value of the Warrants surrendered.

     Convertible Notes
     -----------------

      We added $144,586 of interest to the convertible notes listed in Note 4 of the financial statements during the three months ended December 31 2000.

     The warrants and shares of our Common Stock, which were issued pursuant to the transactions set forth above, were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and/or access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 3.  Defaults Upon Senior Securities.  None

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information.  None

ITEM 6.  Exhibits and Reports on Form 8-K.

Index to Exhibits
- -----------------

   Exhibits
   --------

         None


Reports on Form 8-K
- -------------------

The following current reports on Form 8-K were filed during the six months ended December 31, 2000.

Form 8-K dated August 3, 2000:  Items 5 & 7
Form 8-K dated August 9, 2000:  Item 4
Form 8-K dated August 10, 2000: Items 5 & 7
Form 8-K dated December 1, 2000:  Items 5 & 7

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


Dated:   February 14, 2001