Form 10KSB/A
period 2000-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-04-04
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-KSB/A
                                AMENDMENT NO. 2

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

Recent Sale of Unregistered Securities
--------------------------------------

     The following securities were sold in the three-month period ended June 30, 2000 without registration under the Securities Act of 1933, as amended:

     Warrants
     --------

     We sold 293,450 J-1 Warrants at $.05 per warrant to purchase restricted and legended Common Stock at $2.375 per share in our private placement of convertible bridge notes to accredited investors. The warrants are exercisable from March 31, 2000, to December 31, 2004. We received $14,673 in cash for use in operations for these warrants. See Exhibits 10.1 and 10.3 to our Form 8-K dated April 13, 2000. These J-1 Warrants were sold to the following persons:

            Name                            Number of Warrants
            ----                            ------------------

       D2 Co., LLC                                30,000
       Kirsch, Jodi                               97,500
       Morgan Taylor & Associates, Inc.          112,500
       Posner, Stephen J.                         11,700
       R.G. Securities, LLC                       20,250
       Salomon Grey Financial, Inc.                2,250
       Slavney, David                             10,250
       Westport Resources Investment
         Services, Inc.                            9,000


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


     We issued a total of 65,000 J-2 Warrants to purchase restricted and legended Common Stock at $2.375 per share to David Slavney and David Rogers for investor relations consulting services. The warrants are exercisable from March 31, 2000, to December 31, 2004. The value attributed to the warrants represents the fair market value of the services provided.

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

     Common Stock
     ------------

     We issued 40,000 shares of restricted and legended Common Stock to Krys Boyle Freedman & Sawyer, P.C., a law firm, in exchange for the cancellation of a long-term obligation of $94,183. We also issued 12,251 shares to Alexander Morton for sales and legislative lobbying consulting services valued at $22,052. The value attributed to the Common Stock represented the fair market value of the service provided.


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

                                       BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  April 3, 2001               By: /s/ Jon Northrop
                                          ---------------------------------
                                           Jon Northrop
                                           Executive Vice President