Form 10QSB
period 2001-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-05-15
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission file number 0-19333


                        Bion Environmental Technologies, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Colorado                           84-1176672
            ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

                18 East 50th Street 10th Floor                 10022
            -----------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

                                  (212) 758-6622
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No___

The number of shares outstanding of registrant's classes of common stock, as of May 9, 2001: Common Stock, No Par Value, 13,056,597.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                              TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  Financial Statements

     Consolidated Financial Statements:

       Consolidated Balance Sheets as of March 31, 2001
       (unaudited) and June 30, 2000 (audited)                      F-1 - F-2

       Unaudited Consolidated Statements of Operations for
       the Nine Months Ended March 31, 2001 and 2000                   F-3

       Unaudited Consolidated Statements of Operations for
       the Three Months Ended March 31, 2001 and 2000                  F-4

       Unaudited Consolidated Statement of Changes in
       Stockholders' Deficit for the Nine Months Ended
       March 31, 2001                                                  F-5

       Unaudited Consolidated Statements of Cash Flows for
       the Nine Months Ended March 31, 2001 and 2000                F-6 - F-7

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

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheets

                                                                       March 31,
                                                                          2001        June 30,
                                                                      (Unaudited)      2000
                                                                      ------------  -----------

Assets

Current:

     Cash and cash equivalents                                         $ 114,950    $ 2,604,933
     Accounts receivable, less allowance of $12,000
          for possible losses                                                  -         26,695
     Work in Process                                                      37,687              -
     Prepaid expenses, note receivable and accrued interest              129,172         46,702
                                                                       ---------    -----------

Total current assets                                                     281,809      2,678,330
                                                                       ---------    -----------

Property and equipment:

     Furniture and equipment                                             339,414        319,499
     Computer equipment                                                   77,786         92,828
     Leasehold Improvement                                                18,774              -
                                                                       ---------    -----------
                                                                         435,974        412,327

Less accumulated depreciation                                            244,693        203,894
                                                                       ---------    -----------
Net property and equipment                                               191,281        208,433
                                                                       ---------    -----------
Other assets:

     Patents, net of accumulated amortization of $20,768 and $18,344      34,178         36,602
     Deposits and other                                                  138,756         11,884
                                                                       ---------    -----------
Total other assets                                                       172,934         48,486
                                                                       ---------    -----------
Total Assets                                                           $ 646,024    $ 2,935,249
                                                                       =========    ===========



    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheets

                                                                      March 31,
                                                                          2000         June 30,
                                                                      (Unaudited)       2000
                                                                      ------------   -----------
Liabilities and Stockholders' Deficit

Current:

     Accounts payable                                                 $    221,994   $   101,166
     Current portion of convertible bridge notes payable (Note 3)          496,661             -
     Notes payable, related parties - current (Note 4, Note 5)           2,590,831             -
     Current portion of capital lease obligations                           17,469        26,627
     Accrued expenses and note payable                                      50,718        49,419
                                                                       -----------   -----------
Total current liabilities                                                3,377,673       177,212
                                                                       -----------   -----------
Long-term liabilities:

     Long-term portion of Convertible bridge notes payable (Note 3)      3,787,298     3,485,075
     Notes payable, related parties (Note 4)                             2,172,045     2,846,471
     Long-term portion of capital lease obligations                          5,086        16,737
                                                                       -----------   -----------
Total long-term liabilities                                              5,964,429     6,348,283
                                                                       -----------   -----------
Total liabilities                                                        9,342,102     6,525,495
                                                                       -----------   -----------
Commitments and contingencies

Stockholders' deficit:

     Common stock, no par value, 100,000,000 shares authorized,
       13,056,597 and 11,902,669 shares issued and outstanding          28,597,176    22,748,871
     Non-recourse promissory note                                                -      (500,000)
     Deferred consulting expense                                                 -    (1,944,739)
     Unearned compensation                                                       -       (67,500)
     Accumulated deficit                                               (37,293,254)  (23,826,878)
                                                                       -----------   -----------

Total stockholders' deficit                                             (8,696,078)   (3,590,246)
                                                                       -----------   -----------

Total Liabilities and Stockholders' Deficit                           $    646,024   $ 2,935,249
                                                                      ============   ===========


    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations

Nine Months Ended March 31,                                         2001             2000
-----------------------------                                   ------------     ------------

Revenues:
     Soil sales                                                 $     43,244     $     78,771
     System contract revenues                                              -           16,000
                                                                ------------     ------------
Total revenues                                                        43,244           94,771
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      363,720          241,803
     System contract                                                       -           29,099
                                                                ------------     ------------
Total cost of goods sold                                             363,720          270,902
                                                                ------------     ------------
Gross loss                                                          (320,476)        (176,131)
                                                                ------------     ------------
Expenses:
     General and administrative (including $7,450,765
       and $3,041,735, non-cash, respectively)                     9,536,871        4,308,455
     Research and development                                        935,954          295,298
                                                                ------------     ------------
Total expenses                                                    10,472,825        4,603,753
                                                                ------------     ------------
Loss from operations                                             (10,793,301)      (4,779,884)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $2,270,119 and
       $1,372,829, non-cash, respectively)                        (2,273,787)      (1,622,994)
     Interest income                                                  71,239           26,738
     Loss on sale of mortgage receivable                                   -          (57,250)
     Other income (expense), net                                      10,722           (7,037)
                                                                ------------     ------------
Total other expense                                               (2,191,826)      (1,660,543)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle                                           (12,985,127)      (6,440,427)
Cumulative effect of change in accounting
  principle (Note 3)                                                (481,250)               -
                                                                ------------     ------------
Net loss and comprehensive loss                                 $(13,466,377)    $ (6,440,427)
                                                                ============     ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $      (1.00)    $       (.59)
     Loss on cumulative effect of change in
       accounting principle                                             (.04)               -
                                                                ------------     ------------
Loss per common share                                           $      (1.04)    $       (.59)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               12,897,064       10,963,021
                                                                ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                                  Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations

Three Months Ended March 31,                                        2001             2000
-----------------------------                                   ------------     ------------
Revenues:
     Soil sales                                                 $      1,268     $     23,509
     System contract revenues                                              -                -
                                                                ------------     ------------
Total revenues                                                         1,268           23,509
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                       67,128          109,707
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                              67,128          109,707
                                                                ------------     ------------
Gross loss                                                           (65,860)        (86,198)
                                                                ------------     ------------
Expenses:
     General and administrative (including $2,369,500
       and $294,474, non-cash, respectively)                       3,043,500        1,020,832
     Research and development                                        302,732          135,158
                                                                ------------     ------------
Total expenses                                                     3,346,232        1,155,990
                                                                ------------     ------------
Loss from operations                                              (3,412,092)     (1,242,188)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $639,002 and
       $367,310, non-cash, respectively)                            (640,447)       (370,096)
     Interest income                                                   4,699           22,266
     Other expense, net                                               25,109          (7,898)
                                                                ------------     ------------
Total other expense                                                 (610,639)       (355,728)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle                                            (4,022,731)     (1,597,916)
Cumulative effect of change in accounting
  principle (Note 3)                                                       -                -
                                                                ------------     ------------
Net loss and comprehensive loss                                 $ (4,022,731)    $ (1,597,916)
                                                                ============     ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $       (.31)    $      (.14)
     Loss on cumulative effect of change in
       accounting principle                                                -                -
                                                                ------------     ------------
Net loss per common share                                       $       (.31)    $       (.14)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               13,067,217       11,822,388
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                    Unaudited Consolidated Statement of Stockholders' Deficit


                                                               Non-
                                                              Recourse     Deferred       Unearned                     Total
Nine Months Ended                      Common Stock          Promissory   Consulting       Compen-    Accumulated    Stockholders'
March 31, 2001                      Shares       Amount         Note        Expense        sation     Deficit          Deficit
---------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2000             11,902,669   $22,748,871   $(500,000)   $(1,944,739)   $(67,500)   $(23,826,878)   $(3,590,246)

 Beneficial value of
  warrants exchanged for
  common stock (Note 6)            1,139,016     2,173,460           -              -           -               -      2,173,460
 Issuance of stock options
  and warrants for consulting
  services (Note 5)                        -        22,832           -              -           -               -         22,832
 Modification of terms of
  convertible bridge notes
  (Note 3)                                 -        70,079           -              -           -               -         70,079
 Warrants issued for consulting
  services (Note 5)                        -       737,005           -       (737,005)          -               -              -
 Deferred consulting expense
  (Note 5)                                 -             -           -        192,961           -               -        192,961
 Net loss for the quarter ended
  September 30, 2000                       -             -           -              -           -      (4,265,076)    (4,265,076)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000       13,041,685    25,752,247    (500,000)    (2,488,783)    (67,500)    (28,091,954)    (5,395,990)

 Beneficial value of
  warrants exchanged for
  common stock (Note 6)                6,112         5,722           -              -           -               -          5,722
 Issuance of stock options
  and warrants for consulting
  services (Note 5)                        -        25,532           -              -           -               -         25,532
 Issuance of common stock for
  consulting services (Note 6)        25,000        42,175           -              -           -               -         42,175
 Deferred salaries expense                 -             -           -              -      12,500               -         12,500
 Deferred consulting expense
  (Note 5)                                 -             -           -        127,630           -               -        127,630
 Beneficial conversion feature
  on convertible bridge notes
  (Note 3)                                 -     1,050,000           -              -           -               -      1,050,000
 Cancellation of warrants
  previously issued for
  services (Note 5)                        -             -           -      2,361,153           -               -      2,361,153
 Repurchase of warrants
  previously issued for cash
  and non-recourse promissory
  note (Note 5)                            -    (1,000,000)    500,000              -           -               -       (500,000)
 Net loss for the quarter ended
  December 31, 2001                        -             -           -              -           -      (5,178,569)    (5,178,569)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        13,072,797    25,875,676           -              -     (55,000)    (33,270,523)    (7,449,847)

Issuance of stock options
  and warrants for consulting
  services (Note 5)                        -     2,730,000           -              -           -               -      2,730,000
Deferred salaries expense                  -             -           -              -      14,500               -         14,500
Cancellation of shares
  previously issued for
  services                           (16,200)      (40,500)                                40,500                              -
Modification of terms of
  convertible bridge notes                          32,000                                                                32,000
Net loss for the quarter ended
  March 31, 2001                           -             -           -              -           -      (4,022,731)    (4,022,731)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001           13,056,597    28,597,176           -              -           -     (37,293,254)    (8,696,078)
=================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                               Unaudited Consolidated Statements of Cash Flows



Increase (Decrease) in Cash and Cash Equivalents
Nine Months Ended March 31,                                          2001               2000
------------------------------------------------               --------------    --------------

Operating activities:
  Net loss                                                     $  (13,466,377)   $   (6,440,427)
  Adjustments to reconcile net loss to net cash
                used in operating activities:

     Depreciation and amortization                                     57,016            43,783
     Issuance of stock for services, compensation and
                interest                                               69,175           527,269
     Issuance of warrants for consulting expenses                   2,230,000           144,133
     Issuance of subscribed stock for services                              -           (60,000)
     Issuance of note payable for consulting services                       -           180,000
     Issuance of convertible bridge note for management fee           245,000                 -
     Issuance of note payable for interest expense                    766,118                 -
     Beneficial value of warrants exchanged for
                common stock                                        2,179,182                 -
     Beneficial value of warrants issued                                    -         1,477,370
     Beneficial conversion feature amortized to interest
                expense                                               262,500           656,027
     Beneficial conversion feature recorded as
                cumulative effect of change in accounting
                principle                                             481,250                 -
     Amortization of debt discounts                                 1,241,501           551,138
     Amortization of deferred consulting expense                      320,591           194,474
     Cancellation of warrants previously issued for
                services                                            2,361,153                 -
     Issuance of options and warrants for consulting
                services                                               45,664                 -
     Loss on sale of property and equipment                            10,265                 -
     Loss on sale of mortgage assets                                        -            57,250

Changes in operating assets and liabilities:
     Accounts receivable and work-in-progress                          (6,695)           67,445
     Prepaid expenses and other                                      (110,170)         (114,059)
     Accrued interest receivable                                      (24,970)          (10,000)
     Accounts payable                                                 120,828          (338,750)
     Accrued liabilities                                             (498,701)         (327,797)
                                                               --------------    --------------
Net cash used in operating activities                              (3,716,670)       (3,392,144)
                                                               --------------    --------------

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents
Nine Months Ended March 31,                                          2001               2000
------------------------------------------------               --------------    --------------
Investing activities:
     Refund of equipment returned                                       1,447                 -
     Proceeds from sale of computer equipment                             250                 -
     Purchase of fixed assets                                         (49,401)           (7,546)
                                                               --------------    --------------
Net cash used in investing activities                                 (47,704)           (7,546)
                                                               --------------    --------------
Financing activities:
     Proceeds from notes payable, related parties                     871,000                 -
     Proceeds from notes payable                                            -          (199,388)
     Proceeds from sale of mortgages                                        -           202,750
     Proceeds from notes payable                                            -         5,703,882
     Proceeds from stock issuances and subscriptions                        -           426,460
     Proceeds from sale of warrants                                   502,700           547,905
     Payments on note receivable                                      (78,500)                -
     Payments on capital lease obligations                            (20,809)          (38,653)
                                                               --------------    --------------
Net cash provided by (used in) financing activities                 1,274,391         6,642,956
                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents               (2,489,983)        3,243,266

Cash and cash equivalents, beginning of period                      2,604,933            55,583
                                                               --------------    --------------
Cash and cash equivalents, end of period                       $      114,950    $    3,298,849
                                                               ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $        3,668    $       27,812
Supplemental disclosure of non-cash financing activities:
     Warrants issued for deferred consulting services               1,233,218         2,333,687
     Converted stock subscription to note payable                                        60,000
     Converted common stock subscription into common stock                                4,500
     Converted note payable and interest into common stock                               77,710
     Repurchase of warrants with cash and cancellation of non-
          recourse promissory note                                  1,000,000                 -
     Beneficial conversion feature on convertible bridge notes      1,050,000                 -
     Issuance (cancellation) of note receivable in
          consideration for sale (cancellation) of warrants          (500,000)          500,000

     Warrants issued in connection with related party note
           payable                                                          -           349,392
     Warrants issued in connection with private placement                             1,110,118

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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


1.  Accounting Policies

The accompanying unaudited financial statements and disclosures reflect all adjustments (all of which are normal recurring adjustments) in the ordinary course of business, which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow. The results of operations for the periods indicated are not necessarily indicative of the results for a full year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended June 30, 2000.

Basic earnings (loss) per share are calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are calculated as income (loss) divided by weighted average number of common shares and the assumed conversion of common stock equivalents. The common stock options and warrants listed at
Note 7 were not included in diluted earnings (loss) per share for the nine months and three months ended March 31, 2001 and 2000, as the effect was antidilutive due to the Company recording a loss for these periods.

2. Liquidity

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Our independent CPA issued an opinion on our June 30, 2000 financial statements, which included a paragraph emphasizing the Company's ability to continue as a going concern. The Company incurred losses totaling $13,466,377 during the nine months ended March 31, 2001 (including non-cash interest expense and other non-cash expenses of $2,270,119 and $7,450,765, respectively) and has a history of losses that has resulted in an accumulated deficit of $37,293,254 at March 31, 2001.

During the year ended June 30, 2000, the Company successfully obtained external financing through private placements of debt and equity and the sale of its warrants. Additional external financing of $1,016,750 was obtained during April 2001 through private placements of debt and the sale of its warrants. The Company also received financing from affiliated companies (see
Note 5). The Company continues to explore sources of additional financing to satisfy its current operational requirements, and is currently attempting to place additional private placements of debt and equity under the most favorable terms available.

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

To enhance the Company's longer term prospects, since January 2000, management has committed significant resources to develop the next generation Bion system design, which will include system monitoring and controls and possibly a clean water recycling loop; expanded its research program for BionSoil; and retained consultants to support these efforts. The expenditures related to these efforts are anticipated to continue until the next generation design is completed, which is anticipated during the fiscal year 2002. Management's decision to pursue these efforts is the result of both the increasing environmental and regulatory pressure on large dairy and swine farms and positive results of limited market tests of BionSoil products. There can be no assurance that the next generation Bion system design or the BionSoil program will be successful or that sufficient capital will be available to fund operations.

As noted earlier, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


3.  Convertible Bridge Notes Payable

On April 13, 2000, the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the principal original amount of $4,095,000. On February 24, 2001 the due date of $3,595,000 of these Notes was extended to April 30, 2002.

Notes totaling an original principal amount of $500,000 for a current total, net of discount, of $496,661, including accrued interest of $51,233, at March 31, 2001 is included in short-term convertible bridge notes with interest accruing at 10% per annum and remaining due on July 1, 2001. At the discretion of the Company, on maturity, these short-term Notes will either be converted to common stock or repaid.

The balance of the original Notes totaling a principal of $3,595,000 for a current total, net of discount, of $3,3401,215 and including accrued interest of $380,728 at March 31, 2001 is included in long-term convertible bridge notes with interest accruing at 10% per annum due on April 30, 2002.

In connection with the sale of the Notes, the Company issued stock purchase warrants exercisable for the purchase of up to 1,213,500 shares of the Company's common stock at $2.375 per share through December 31, 2004. The warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes.

Additional convertible bridge notes have been issued to D2 in lieu of payment for monthly management fees. For the calendar year 2000, $20,000 per month was issued and for the calendar year 2001, $41,667 per month is to be issued.

On September 15, 2000, following acceptance by the note-warrant holders on August 24, 2000, the Company amended the convertible bridge notes payable and associated warrants as follows:

     * adjusted the conversion rate to equal the market price of the Company's common stock at the date of conversion;
     * limited the conversion rate on the notes to $5.00 per share;
     * adjusted the exercise price of the warrants from $2.375 to $2.00 per share; and,
     * provided for automatic conversion one year from date of note.

The reduction of the exercise price of the warrants to $2.00 per share, resulted in an additional $70,079, of value attributable to the warrants. Such amount has been reflected as an additional discount on the convertible bridge notes payable.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


On February 24, 2001, following acceptance by 87.80% of the holders of the convertible bridge notes payable and associated warrants for the holders who indicated acceptance the terms were amended as follows:

     * extended the maturity date to April 30, 2002;
     * requires automatic conversion of the notes (principal and interest) to our common stock on April 29, 2002, if not previously converted or paid;
     * reduced the maximum conversion price from $5.00 to $2.50 per share;
     * reduced the call price of the warrants to $3.50; and,
     * reduced the warrant exercise price of the warrants from $2.00 to $1.50.

For holders who did not indicate acceptance:

     * the existing July 1, 2001 maturity date remains unchanged;
     * the maximum conversion price of $5.00 remains unchanged;
     * the warrant exercise price of $2.00 remains unchanged;
     * the notes will automatically convert to our common stock at June 30, 2001 if not previously paid or converted; and,
     * reduces the call price of the warrants to $3.50.

The reduction of the exercise price of the warrants to $1.50 resulted in an additional $32,000 of value attributable to the warrants. Such amount has been reflected as an additional discount on the convertible bridge notes.

The Company recorded $636,556 and $174,000 of interest expense during the nine months and three months ended March 31, 2001 respectively for the amortization of the warrant discount. The unamortized warrant discount at March 31, 2001 of a total of approximately $629,086 will be amortized to interest expense through June 30, 2001 for the current portion of the notes and through April 30, 2002 for the long-term portion of the notes.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


During the nine months ended March 31, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued Convertible Bridge Notes Payable. Based on further clarification, the beneficial conversion feature is now calculated by allocating the proceeds received in the financing to the convertible instruments and to any detachable warrants issued in the transaction, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the issuer's stock at the commitment date.

As a result of the issuance of EITF 00-27, effective October 1, 2000, the Company has recorded an additional warrant discount on the Notes of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. The Company has recorded $481,250 as a cumulative effect of change in accounting principle and $ 69,107 as interest expense on the Notes for the nine months ended March 31, 2001, which represents the amortization of the warrant discount in that period. The remaining discount of $237,143 will be amortized to interest expense through June 30, 2001 for the current portion of the notes and through April 30, 2002 for the long-term portion of the notes.

Upon issuance of its capital stock in a public or private offering, with gross proceeds greater than $5,000,000, the Company, at its option, must either prepay the notes without penalty or convert the notes into shares of common stock, at a conversion rate equal to the market price of the Company's common stock on the date of conversion, not to exceed $2.50 per share.

Of the original convertible bridge notes payable issued, $50,000 was purchased by a director and $100,000 was purchased by D2 Co., LLC (Note 5). An additional $386,083 was accrued as management fees to D2 and added to the balance of the convertible bridge notes payable.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4.  Notes Payable, Related Parties

Notes payable, related parties, consisted of the following:

March 31, 2001

Unsecured notes payable to Mark A. Smith -
 Rollover IRA, Kelly Smith - Rollover IRA
 and Dublin Holding, Ltd., entities controlled
 by a stockholder/director, principal amount of
 $3,075,798 plus accrued interest of $507,779,
 net of unamortized warrant discount of
 $1,411,532. All outstanding principal and
 accrued interest due is immediately
 convertible into shares of the Company's
 common stock at a price of $1.80 per share.
 Upon certain events the company may convert
 these notes into the number of shares into
 which they would be convertible upon maturity.
 During the nine months and three months ended
 March 31, 2001, the Company amortized
 $604,944 and $201,648 of the warrant
 discount to interest expense. All outstanding
 principal and interest, computed at 1% per
 month, is due and payable on or before
 December 31, 2002.                                        $     2,172,045

Unsecured notes payable to a stockholder,
 principal amount of $308,114 plus accrued
 interest of $68,183. All outstanding principal
 and interest, computed at 1% per month, is due
 and payable on or before December 31, 2001.
 The outstanding principal and accrued interest
 due, is convertible into shares of the
 Company's common stock at a price of $1.80
 per share, under certain agreed upon conditions.                  376,297

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Unsecured notes payable to various stockholders,
 principal amount of $1,150,833 plus accrued
 interest of $186,089. All outstanding principal
 and accrued interest at 1% per month is due
 and payable on or before December 31, 2001.
 Under the terms of the agreement, options or
 warrants held by these stockholders may be
 exercised, as repayment for the existing notes.                 1,336,922

Unsecured notes payable to Southview,
 principal amount of $871,000 plus accrued
 interest of $6,612. All outstanding principal
 and accrued interest at .67% per month is due
 and payable on July 30, 2001.  $371,000 of the
 principal balance was repaid April 13, 2001.
 See subsequent events.                                            877,612
                                                           ---------------

Total notes payable - related parties                            4,762,876

Less current maturities   Note payable related parties           2,590,831

                                                           ---------------
Total long-term debt - related parties                     $     2,172,045
                                                           ===============




Note: Total notes payable - related parties excludes convertible bridge notes payable to related parties (see Note 3).

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


5.  Related Party Transactions

The Company's equity and notes payable transactions with stockholders and other related parties are included in Notes 3 and 4, respectively.

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement required total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add the monthly fees, aggregating to $386,083 at March 31, 2001, to the balance of their convertible bridge notes payable (Note 3). In connection with the agreement the Company granted warrants exercisable into 2,500,000 shares of the Company's common stock at $2.50 per share through June 30, 2004 and D2 purchased 2,500,000 warrants exercisable at $1.75 per share for $500,000 cash and a $500,000 promissory note. The warrants were valued at $2,333,687 using the Black Scholes option-pricing model and have been reflected as deferred consulting expense in the accompanying Consolidated Statement of Stockholders' Deficit and were amortized to consulting expense.

During August 2000, the Company amended the management agreement with D2, whereby the Company extended the consulting services for an additional year and issued 1,500,000 additional warrants (1,000,000 warrants exercisable at $3.50 per share and 500,000 exercisable at $6.00 share, both from January 1, 2002 until August 10, 2005). The Company valued the warrants issued under the Black-Scholes option-pricing model and has added the value of $737,005 to the deferred consulting expense. During the nine months ended March 31, 2001, the Company recorded $320,591 to consulting expense as a result of amortizing the deferred consulting expense.

In August 2000, the Company granted stock options and issued warrants to three members of the Company's Board of Directors for additional services to be performed by the directors. In total, options were granted to purchase 160,000 shares of common stock at $2.25 per share, exercisable immediately until December 31, 2003 and warrants were issued to purchase 100,000 shares of common stock at $2.375 per share, exercisable immediately until December 31, 2003. During the nine months and three months ended March 31, 2001, the Company recorded $45,664 and $22,832 as consulting expense related to the options and warrants.

Effective December 1, 2000, the Company amended the D2 management and consulting agreement as follows:

     * extended the term of the agreement by another 18 months;
     * cancelled all outstanding warrants owned by D2 by agreeing to repay to D2 $1,000,000 with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable and accrued interest;

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

As a result of the cancellation of the D2 warrants, the Company reversed unamortized the remaining deferred consulting expense of $2,361,153 to consulting expense as of December 1, 2000, recorded a payable to D2 and cancelled the non-recourse promissory note.

Effective January 8, 2001, Southview, Inc. ("Southview"), a corporation wholly owned by David J. Mitchell, CEO and President of the Company, agreed to purchase warrants to purchase 6,500,000 shares of the Company's common stock for the sum of $500,000 cash payable on or before February 16, 2001. On February 16, 2001, Southview closed the purchase. Warrants to purchase 3,250,000 shares of common stock are exercisable at $1.00 per share and warrants to purchase another 3,250,000 shares of common stock are exercisable at varying prices between $1.00 and $2.00 per share, depending on the market price of the Company's common stock. All warrants purchased are exercisable from February 16, 2001 to February 16, 2006. The 6,500,000 warrants were valued using the Black-Scholes model at $2,730,000, $2,230,000 of which was charged to expense in the three months ended March 31, 2001.

The Company reported in the December 31, 2000 financial statements a subsequent event valuing the above mentioned 6,500,000 warrants at $1,600,000. That valuation was adjusted to $2,730,000 for the 9 months ended March 31, 2001. The change in valuation was due to the use of more appropriate Black-Scholes assumptions.

In February 2001, in accordance with the amended management and consulting agreement with D2, the Company repaid $500,000 to D2 and cancelled a $500,000 unsecured promissory note for the cancellation of all of the D2 outstanding warrants.

During the three months ended March 31, 2001 Southview advanced the Company $871,000 under a promissory note accruing interest at 8% per annum and due on July 30, 2001.

6.  Stockholders' Deficit

Exchange of Warrants for Common Stock

Effective August 3, 2000, certain holders of Class X warrants and Class Z warrants exchanged 165,198 Class X warrants and 5,425,440 Class Z warrants for 863,399 shares of restricted common stock. For the nine months and three months ended March 31, 2001, the Company recorded $1,662,340 and $0, respectively, as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

Effective August 23, 2000, certain holders of the Class X warrants and Class Z warrants, including certain officers, employees and stockholders exchanged, in aggregate, 469,458 Class X warrants and 898,444 Class Z warrants for 275,617 shares of restricted common stock. For the nine months and three months ended March 31, 2001, the Company recorded $511,120 and $0, respectively, as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

On November 13, 2000, an unaffiliated investor purchased, pursuant to a preemptive right which has since been terminated, warrants to purchase 24,550 shares of Bion common stock at $2.50 per share, exercisable from October 30, 2000 to June 30, 2004, for $2,700 cash.

On November 16, 2000, the Company issued 25,000 shares of common stock valued at $42,175 to an individual in return for consulting services performed and termination of a preemptive right.

On November 29, 2000, an individual holder exchanged 20,373 Class X Warrants for 6,112 shares of restricted Bion common stock. The warrants had an exercise price of $8.00 per share and were issued on January 1, 2000, with an expiration date of December 31, 2001. For the nine months ended March 31, 2001, the Company recorded $5,722 as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

On December 4, 2000, the Company hired George Bloom to fill the position of Senior Technical Officer of Bion. As partial consideration for Mr. Bloom's services, Bion granted him stock options to purchase 80,000 shares of common stock exercisable at $1.50 per share until 12/31/03. One-third of these options (26,667) vest on 12/4/00, 11/1/01 and 11/1/02, respectively.

On February 28, 2001, in accordance with the termination agreement with Carla Seeliger, the Company vested 2,310 non-vested options and cancelled 9,231 non-vested options. Additionally, the company will issue 800 shares of stock earned as compensation and cancel 7,200 shares remaining as authorized but unearned. Prior to termination, on February 1, 2001, an additional 4,000 shares were earned as compensation.

On February 28, 2001, in accordance with the termination agreement with Barbara Greenspahn, the Company vested 2,886 non-vested options and cancelled 11,540 non-vested options. Additionally, the company will issue 1,000 shares of stock earned as compensation and cancel 9,000 shares remaining as authorized but unearned.

On March 1, 2001, the Company hired Gerard W. Ferrentino to fill the position of Director of Product Development of BionSoil. As partial consideration for Mr. Ferrentino's services, the Company granted him stock options to purchase 40,000 shares of common stock exercisable at $1.50 per share (which is greater than the market value of the shares on March 1, 2001) until 12/31/03. One-third (13,333) of theses options vests on 3/1/01, 12/1/01 and 9/1/02, respectively.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


7. Capital Structure

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock

As of May 9, 2001 the Company had 13,056,597 shares of common stock issued and outstanding.

Options

On August 10, 2000, the Company initiated an exchange offer with holders (current and former employees and consultants) of certain classes of options issued under the Company's existing option plans, which was completed on August 31, 2000. In aggregate, the Company issued 404,107 new options, exercisable at $2.00 per share until December 31, 2002 and canceled 775,772 existing options with various exercise prices between $3.60 to $13.50 and expiration dates from October 31, 2000 to June 30, 2003. There are no immediate accounting implications related to the option exchange, as the Company's stock price was less than the new exercise price as of March 31, 2001. The Company will monitor the changing stock price each quarter and record additional compensation expense if applicable.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


As of May 9, 2001, the Company had the following options outstanding:

Options Vested

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Directors           $ 1.55             11,112      08/19/02
       Plan              $ 2.04             11,112      08/19/02
                         $ 2.91             11,112      11/17/03
                         $ 1.61             10,000      08/04/04
                         $ 2.25             10,000      12/20/03
                                         ---------
     Total Directors                        53,336
                                         =========

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Employee            $ 1.50             35,500      05/02/03
       Plans             $ 1.50             27,503      12/31/03
                         $ 2.00            284,661      12/31/02
                         $ 2.20            106,667      12/31/03
                         $ 2.25            160,000      12/31/03
                         $ 2.25            474,000 (1)  10/15/02
                         $ 2.50            359,445      06/30/03
                         $ 2.70             55,556      12/31/02
                                         ---------
     Total Employees                     1,503,332
                                         =========

     Total (Directors
      and Employees)                     1,556,668
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Options Non-Vested

                  Exercise
                   Price      Shares      Vesting Dates       Expiration
                  --------  ---------   -----------------   ---------------
Employee Plans    $ 1.50       71,000   03/31/01-10/31/02   05/02/05
                  $ 1.50       54,997   03/31/01-10/31/02   12/31/05
                  $ 2.00       49,693   11/19/00-10/31/02   12/31/02
                  $ 2.50       75,000   03/01/01-06/30/02   2/31/01-06/30/03
                  $ 2.20       53,333   11/01/01-11/01/02   12/31/03
                            ---------
     Total                    304,023
                            ---------

     Total Vested
     and Non-Vested         1,860,691
                            =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Warrants

As of May 9, 2001, the Company had the following warrants outstanding:

Warrant             Shares         Expiration Date        Exercise Price
-------          ---------         ---------------        --------------

Class AA.01         15,000              (1)                  $ 5.40
Class D2C-W         24,550              (2)                  $ 2.50
Class G-5.2            919              (3)                  $ 2.70
Class G-6            3,148              (4)                  $ 5.40
Class H-1           11,112              (5)                  $ 4.50
Class H-2           16,112              (6)                  $ 2.70
*Class H-16         38,000              (7)                  $ 2.25
Class J-1          150,000              (8)                  $ 2.00
Class J-1A       1,254,450              (9)                  $ 1.50
Class J-1B         300,450             (10)                  $ 1.50
Class J-2          165,000             (11)                  $ 2.375
Class SV-1       3,250,000             (12)                  $ 1.00
Class SV-2       3,250,000             (13)                  $ 1.00-2.00
Class X            481,552             (14)                  $ 8.00
                 ---------                                 -----------
                 8,960,293                                 $ 1.00-8.00
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

8.  Class J-1 Warrants may be exercised to purchase   150,000 shares of
    Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

9. Class J-1A Warrants may be exercised to purchase 1,254,450 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

10. Class J-1B Warrants may be exercised to purchase 300,450 shares of Common Stock for a period beginning April 13, 2001 and ending
    December 31, 2005.

11. Class J-2 Warrants may be exercised to purchased 165,000 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

12. Class SV-1 Warrants may be exercised to purchased 3,250,000 shares of Common Stock for a period beginning February 16, 2001 and ending February 16, 2006.

13. Class SV-2 Warrants may be exercised to purchased 3,250,000 shares of Common Stock for a period beginning February 16, 2001 and ending February 16, 2006.

14. Class X Warrants may be exercised to purchase 481,552 shares of Common Stock for a period beginning January 1, 2000 and ending December 31, 2001.

At May 9, 2001, there were warrants exercisable to purchase 8,960,293 shares of Common Stock.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Convertible Notes

As of March 31, 2001 the following notes can be converted, in whole or in part, at the holders' option into shares of Common Stock at a price of $1.80 per share:

                                          Underlying
                                       Shares of Stock     Shares if Held
                        Note Amount      (at 03/31/01)      to Maturity
                        -----------    ---------------     --------------

Dublin Holding, Ltd.    $ 2,988,452       1,660,251           2,046,081

Mark A. Smith
 Rollover IRA               319,344         177,413             218,643

Kelly Smith Rollover
 IRA                        275,781         153,212             188,817

H. Northrop                 376,297         209,054             224,460
                        -----------       ---------           ---------

     TOTAL              $ 3,959,874       2,199,930           2,678,001
                        ===========       =========           =========

Holders of the above convertible notes have agreed to convert under certain conditions.

The Company has $1,713,219 (Principal and Interest) in current notes due on December 31, 2001 (including the H. Northrop note above). Holders of $1,336,922 of the current notes have agreed to exercise outstanding options/warrants under certain conditions. These notes are held by seven individuals, including Jon Northrop, Executive V.P., and Jere Northrop, CTO.

Convertible Bridge Notes

On April 13, 2000 the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the principal amount of $4,095,000. See Note 3.

On April 13, 2001 the Company completed an additional private offering of unsecured convertible bridge notes payable in the principal amount of $1,001,000. See Note 10 - Subsequent Events.

Management fee of $365,000 and accrued interest of $21,083 on this balance has been issued as convertible bridge notes in lieu of payment to D2 as of March 31, 2001.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


8. Office Lease Agreement

On August 28, 2000, the Company entered into a lease agreement for office facilities in New York City. The term of the lease is eleven years and the aggregate cost is approximately $2.8 million. The Company also entered into a sublease for a portion of the facilities with an unrelated party for an aggregate rent of approximately $576,000 over the eleven-year term. The Company entered into an additional sublease agreement for a portion of the facilities with an unrelated party for an aggregate rent of $30,000 over 5 months beginning January 1, 2001. The sublease can be renewed at the discretion of the Company.

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

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment-operating results.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Nine Months Ended
March 31,                                     2001             2000
----------------------------------------------------------------------

Revenues:
 Soil                                    $    43,244      $    78,771
 Systems                                           -           16,000
----------------------------------------------------------------------
                                         $    43,244      $    94,771
======================================================================

Operating Loss:
 Soil                                    $ 4,902,443      $ 2,133,008
 Systems                                   5,890,858        2,646,876
----------------------------------------------------------------------
                                        $ 10,793,301      $ 4,779,884
======================================================================

Depreciation and amortization:
 Soil                                    $    35,960      $    37,405
 Systems                                      21,056            6,378
----------------------------------------------------------------------
                                         $    57,016      $    43,783
======================================================================

Expenditures for additions and
long-lived assets:
 Soil                                    $   18,714       $     4,437
 Systems                                     29,240             3,109
----------------------------------------------------------------------
                                         $   47,954       $     7,546
======================================================================

Three Months Ended
March 31,                                     2001             2000
----------------------------------------------------------------------
Revenues:
 Soil                                    $     1,268      $    23,509
 Systems                                           -                -
----------------------------------------------------------------------
                                         $     1,268      $    23,509
======================================================================

Operating Loss:
 Soil                                    $ 1,515,097      $   587,093
 Systems                                   1,896,995          655,095
----------------------------------------------------------------------
                                         $ 3,412,092      $ 1,242,188
======================================================================

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Depreciation and amortization:
 Soil                                   $   11,843       $    11,955
 Systems                                     7,628             2,368
----------------------------------------------------------------------
                                        $   19,471       $    14,323
======================================================================

Expenditures for additions and
long-lived assets:
 Soil                                   $   10,575       $     4,437
 Systems                                    10,575             3,109
----------------------------------------------------------------------
                                        $   21,150       $     7,546
======================================================================


10. Subsequent Events

On April 13, 2001, the Company received proceeds of $1,001,000 in long-term convertible bridge debt and $15,750 in equity for the purchase of 300,450 warrants. The value of the warrants of $100,000 will be recorded as a warrant discount on the convertible bridge notes payable, to be amortized over the life of the notes.

On April 13, 2001, the Company paid $371,000 on the Promissory Note due
Southview.

On April 15, 2001, in accordance with the termination agreement with Craig Scott the expiration date on 187,445 vested was extended to 10/15/02.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

     Going Concern
     -------------

     The financial statements contained in this Form 10-QSB show $28,597,176 being invested in or contributed to Bion as of March 31, 2001. We have a shareholder deficit of $8,696,078, accumulated deficit of $37,293,254, limited current revenues and substantial current operating losses. (Note that $4,762,876 of the related parties notes payable, approximately 55% of the negative net worth, is convertible into our restricted and legended Common Stock.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

     Bion NMS system and BionSoil(R) sales require additional expenditures. Our system sales require additional personnel and significant capital expenditures, which will generally increase our overhead. BionSoil(R) product sales and marketing require wholesaler and retailer distribution networks (which may require permitting in some locations) and additional expenditures for personnel and equipment to harvest, process, package, sell and deliver our products. We are in the process of obtaining the necessary additional funding from independent third parties and related parties. Although management believes that there is a reasonable basis to remain optimistic, no assumption can be made that we will be able to attain profitable operations and/or raise sufficient capital to sustain operations.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time, are unknown. Currently, we estimate that an additional $2,000,000 will be required during the period ending September 30, 2001. We anticipate spending $600,000 on research and development efforts and the balance on compensation and general business overhead.

Financial Condition and Results of Operations
---------------------------------------------

     Liquidity and Capital Resources

     Our Consolidated Balance Sheet as of March 31, 2001 shows Current assets of $281,809 and Total assets of $646,024. Our current and total liabilities as of March 31, 2001 are $3,377,673 and $9,342,102, respectively. Total assets decreased by $2,289,225 from June 30, 2000. The change is primarily attributable to the $2,489,983 decrease in cash and cash equivalents primarily as a result of net cash used in operating activities. Our current ratio is 0.08:1 as of March 31, 2001 as compared to 15.1:1 as of June 30, 2000. The reduction in the current ratio results from the classification of a portion of the convertible bridge notes payable of $496,661 as a current liability, the classification of $1,713,219 of notes payable to related parties as current as the notes are due on December 31, 2001, and the $877,612 due Southview also classified as notes payable to related parties. Deposits and other assets increased $126,872 during the nine months ended March 31, 2001 of which $120,561 was for a letter of credit on the New York City office lease.

     Total liabilities increased by $2,816,607 in the nine month period ended March 31, 2001. This increase was due to an addition to the convertible bridge notes and related parties notes payable of $766,118 for accrued interest, a further increase on the convertible bridge notes of $263,250 for management fee and interest due D2, an increase on the amortization of the debt discount by $1,241,501, the amortization of the beneficial conversion feature increasing the convertible bridge notes by $262,500, the beneficial conversion feature recorded as cumulative effect of change in accounting increasing the convertible bridge notes by $481,250, an increase of $877,612 due to Southview, and accounts payable increasing by $120,828. These amounts were reduced by an additional discount of $1,050,000 on the convertible bridge notes and a reduction in the convertible bridge notes of $102,079 due to the change in the exercise price of the related warrants.

     Our Stockholders' Equity account reflects a total of 1,170,128 shares of restricted common stock issued in the nine months ended March 31, 2001. We issued the restricted common stock primarily in the exchange of 634,656 Class X warrants and 6,323,884 Class Z warrants. We valued the warrants in accordance with the Black-Scholes model and recorded $2,173,460 of additional non-cash expense related to the beneficial value of the consideration received over the value of the warrants surrendered. We cancelled 16,200 shares of common stock due as unearned compensation to employees.

     We believe that during the balance of the fiscal year ending June 30, 2001, we will not generate sufficient operating cash flow to meet our needs without additional external financing. We are in the process of obtaining such financing but there is no assurance that our efforts will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

Results of Operations
---------------------

Comparison of the Nine Months Ended March 31, 2001 with the Nine Months Ended March 31, 2000

     We recorded $43,244 of BionSoil(R) sales during the nine months ended March 31, 2001. This compares to $78,771 BionSoil(R) sales during the nine months ended March 31, 2000. The decrease of $35,527 is attributable to lower BionSoil(R) sales to customers, as a larger quantity of BionSoil(R) was used for testing and turf trials. We have been in the design and testing phase of the second-generation system that will include computerized real-time monitoring and controls and will also reduce the size of the system. We have now moved to the 2nd phase of the second generation system with the installation of the fully contained system. The focus on the new system design has had a short-term negative effect on system sales. Cost of goods sold increased $92,818 for the soil sales primarily as a result of payments to subcontractors ($68,266) and equipment rental ($51,053) for the harvest of materials not sold during the nine months ended March 31, 2001.

     We incurred gross losses of $320,476 and $176,131 during the nine months ended March 31, 2001 and 2000, respectively. The increase in gross loss results from the inefficiencies associated with the disproportionate relationship between harvesting costs and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

    General and administrative expenses increased $5,228,416 (121%) for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. The increase is primarily attributable to the excess non-cash expense related to the amortization of the remaining deferred consulting expense to D2 and consulting expense to Southview in the nine months ended March 31, 2001 for a total increase of $4,911,709 compared to the consulting fees incurred in the nine months ended March 31, 2000 and the excess amount of the beneficial value of the warrants surrendered in connection with Warrant/stock exchange transactions in the nine months ended March 31, 2001 over the intrinsic value of the D2 warrants purchased in the nine months ended March 31, 2000 ($701,856), offset by lower investor relations expense in the nine months ended March 31, 2001 ($410,284).

     Research and development costs increased $640,656 during the nine months ended March 31, 2001. This increase is due to the design and testing of the second-generation system and increased BionSoil(R) research and testing expenses.

     Interest expense increased $650,793, of which $897,290 was for non-cash expenses associated with certain promissory notes, $262,500 additional interest required under the change of accounting principle resulting from the issuance of EITF 00-27 (see Note 3 to the financial statements), partially offset by other individually insignificant decreases.

     We had an increase in interest income ($44,501) due to higher average cash balances associated with cash flow generated from financing activities.

     We sold the two mortgages we received from the LTLK Defined Benefit Plan during the nine months ended March 31, 2000. We incurred a non-recurring loss of $57,250 on the sale of the two mortgages.

     The net loss and comprehensive loss increased $7,025,950 (109%) during the nine months ended March 31, 2001. The increase primarily related to the increase of $5,228,416 of general and administrative expenses (for the amortization of the remaining deferred consulting expense and the issuance of stock and warrants associated with various transactions discussed above), the increase of $650,793 of interest expense, the $640,656 increase in Research and Development expense, and the $481,250 cumulative effect of change in accounting principle resulting from the issuance of EITF 00-27 incurred during the nine months ended March 31 2001, partially offset by other individually insignificant decreases.

     Basic and diluted loss per common share is increased by $0.45, from $0.59 to $1.04. The increase in the loss per share is attributable to the aforementioned increase in the net loss.

Comparison of the Three Months Ended March 31, 2001 with the Three Months Ended March 31,2000

     We recorded $1,268 of BionSoil(R) sales during the three months ended March 31, 2001. This compares to $23,509 BionSoil(R) sales during the three months ended March 31, 2000. We have been in the design and testing phase of the second-generation system that will include computerized real-time monitoring and controls and will also reduce the size of the system. The focus on the new system design has had a short-term negative effect on system sales. Cost of goods sold decreased $42,579 primarily as a result more testing and research of BionSoil(R).

     We incurred gross losses of $65,860 and $86,198 during the three months ended March 31, 2001 and 2000, respectively. The gross losses result from inefficiencies associated with the disproportionate relationship between cost of good sold and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

    General and administrative expenses increased $2,022,668 (198%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of the increase, consulting fee increased by $2,469,396 and rent increased by a total of $45,319. These increases were partially offset by a decrease in compensation and supplemental compensation for a total of 177,991.

    Research and development costs increased $167,574 during the three months ended March 31, 2001. This increase is due to the design and testing of the second-generation system and increased BionSoil(R) research and testing expenses.

     Interest expense increased $270,351 due to the expenses of amendment of the first parties note payable plus interest on convertible notes in the three months ended March 31, 2000 exceeding the interest on convertible notes in the three months ended March 31, 2001. Non-cash interest expense for the three months ended March 31, 2001 and 2000 was $639,002 and $367,310, respectively.

     We had a decrease in interest income ($17,567) due to lower cash balances associated with cash flow generated from financing activities.

     The net loss and comprehensive loss increased $2,424,815 (152%) during the three months ended March 31, 2001. The increase primarily related to increase in general and administrative expenses of $2,022,668, increase in research and development costs of $167,574, and increased in interest expense of $270,351.

     Basic and diluted loss per common share is increased by $0.17 from $0.14 to $0.31. The increase in loss per share is attributable to the aforementioned increase in net loss.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 was effective for the Company's 2000 fiscal year. The adoption of SFAS No. 133 will have no material effect on our financial statements.

     Inflation and Changes in Prices
     -------------------------------

     We are unable to predict the impact of inflation on our activities; however, at this time we believe it is minimal.

PART II

ITEM 1.   Legal Proceedings

      We are not a party to any pending legal proceeding that is material to our business.


ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the quarter ended March 31, 2001 without registration under the Securities Act of 1933, as amended:

     Warrants
     ------------

     We issued 3,250,000 SV-1 Warrants on February 16, 2001 to Southview to purchase restricted and legended stock at $1.00 per share. These warrants are exercisable from February 16, 2001 to February 16, 2006. The warrants were purchased for $250,000 of cash.

     We issued 3,250,000 SV-1 Warrants on February 16, 2001 to Southview to purchase restricted and legended stock at prices ranging between $1.00-$2.00 per share. These warrants are exercisable from February 16, 2001 to February 16, 2006. The warrants were purchased for $250,000 of cash.


     Convertible Notes
     -----------------

      We added $125,000 of management fee due D2 to the convertible bridge notes listed in Note 3 of the financial statements during the three months ended March 31, 2001.

     The securities, which were issued pursuant to the transactions set forth above, were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and/or access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 3.  Defaults Upon Senior Securities.  None

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information.

         On March 1, 2001 the Company hired David Fuller to fill the position of Principal Accounting Officer. As partial consideration for Mr. Fuller's services, the Company subsequently granted him stock options on May 2, 2001, to purchase 2,500 shares of common stock exercisable at $1.50 per share (which is greater than the market value of the shares on May 2, 2001) until May 2, 2005. One-third (833) of theses options vests on May 2, 2001, one-third (833) on May 2, 2002 and one-third (833) on May 2, 2003.

         On May 2, 2001 the Company hired Bart Chilton to fill the position of Senior Vice-President. As partial consideration for Mr. Chilton's services, the Company granted him stock options to purchase 100,000 shares of common stock exercisable at $1.50 per share (which is greater than the market value of the shares on May 2, 2001) until May 2, 2005. One-third (33,333) of theses options vests on May 2, 2001, one-third (33,333) on May 2, 2002 and one-third (33,333) on May 2, 2003. Prior to his employment, Mr. Chilton was granted options for 10,000 shares of common stock as of March 10, 2001 as part of as consulting arrangement exercisable at $1.50 per share (which is greater than the market value of the shares on March 10, 2001) until March 10, 2005. One-third (3,333) of theses options vests on March 10, 2001, one-third (3,333) on March 10, 2002 and one-third (3,333) on March 10, 2003.

ITEM 6.  Exhibits and Reports on Form 8-K.

Index to Exhibits
-----------------

   Exhibits
   --------

         None


Reports on Form 8-K
-------------------

         The following current reports on Form 8-K were filed during the three months ended March 31, 2001.

          Form 8-K dated February 6, 2001:  Items 5 & 7

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              Bion Environmental Technologies, Inc.



                              By: /s/ David Fuller
                                  David Fuller, Principal Accounting Officer


Dated:   May 14, 2001