Form 10KSB
period 2001-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-10-10
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] FOR THE FISCAL YEAR ENDED June 30, 2001 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] OR THE TRANSITION PERIOD FROM __________ TO __________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

The aggregate market value as of September 25, 2001 of voting stock held by non-affiliates of the Registrant was $8,048,000 based upon the average of the closing bid and asked prices on the OTC Electronic Bulletin Board on that date.

As of September 25, 2001, 13,153,831 shares of Registrant's Common Stock, no par value, were issued and outstanding.

Documents incorporated by reference: The information required by Part III of Form 10-KSB is incorporated by reference to the Company's Definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders.

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


ITEM 1.  DESCRIPTION OF BUSINESS

     Business Development
     --------------------

     Our company, Bion Environmental Technologies, Inc. ("Bion") is a Colorado corporation organized on December 31, 1987, that maintains principal executive offices at 18 East 50th Street, 10th Floor, New York, New York 10022. Additional offices exist in Colorado, Florida, western New York and North Carolina.

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

Business of the Company
-----------------------

     Principal Products and Services
     -------------------------------

     Bion is an environmental service company focused on the needs of confined animal feeding operations (CAFO's). We are engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Our waste remediation service business provides CAFO's (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, we treat their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

     Our Nutrient Management System (NMS(R)) solution is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids which are the basis of our organic soil and fertilizer business segment. Our BionSoil(R) and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

     We have been conducting business since 1989. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create NMS systems which produce organic soil products as a by-product of remediation of the waste stream when installed on large dairies or swine farms. Through June 2000 we sold and subsequently installed, in aggregate, 32 of these first generation systems in 7 states, of which 23 are still in operation. There are presently 14 first generation Bion NMS soil production system installations operating in 4 states on 8 dairy farms and 6 hog farms.

     As a result of our research and development efforts during the last two years, the second generation of our technology has been developed. We have designed and/or tested NMS systems which use state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The new generation of NMS system is designed to harvest solids used to produce our BionSoil(R) and Bion Fertilizer products in a few weeks as compared to six to twelve months for our first generation systems. The first phase of this research and development, which was conducted during the summer and fall of 2000 at DreamMaker Dairy, our research facility located outside Buffalo, New York, accelerated the speed of the Bion process in a NMS system which was substantially less than 50% of the size of a comparable first generation system.

     During the winter of 2000-2001, based on the faster, smaller system design, we placed the NMS system into a configuration of tanks that fully contained the process. This configuration allows control and monitoring of the entire system from all inputs through all outputs. This tanked system gave us the ability to perform complete "Mass Balance" calculations (measuring all inputs of the animal waste stream and all outputs from the system, including nitrogen and phosphorus, which are the two elements of most critical concern from a nutrient and water pollution control standpoint, and hydrogen sulphide and ammonia, which are two of the main compounds of critical concern from an air pollution control standpoint) on the system to produce the scientific/technical data necessary to demonstrate definitively the performance of our NMS system technology. Essentially, the tank configuration enabled our technical staff to convert the outputs of CAFO waste streams to a point-source equivalent for mass balance analysis. As we announced in September 2001, initial results of the mass balance calculations demonstrate that phosphorus and nitrogen removals from the total waste stream approximated 80%. Additionally, measurements on the primary odor producing compounds indicate levels low enough to essentially eliminate odor problems associated with CAFO waste handling.

     We intend to undertake further NMS research and development which will be focused on: 1) system acceleration in order to further increase capacity and lower costs; 2) integration of the Bion NMS System with a methane digestion system in order to create additional revenue streams from the sale of electricity and natural gas; and 3) finalization of commercial designs for application in our second generation NMS systems. Additional research is being focused on certain water cleaning technologies as an integrated enhancement to the Bion NMS System in order to make available animal drinking water as an additional product from the system.

     We also have an ongoing research program related to our BionSoil(R) and Bion Fertilizer product lines. This research and development includes work related to harvest and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of Bion Soil and Bion Fertilizer blends in a number of plants in a variety of growing environments.

     The past year has been a transitional year as to Bion's sales and marketing efforts. As the development program described above moved forward during the 2001 fiscal year, our focus shifted from sales of first generation systems to pre-marketing the system capabilities and the economics of our second generation NMS systems, which have recently completed their first phase of research and development. We have recently initiated marketing Bion's second generation system and anticipate our first sales during the second half of calendar 2001. In addition, Bion has begun marketing various upgrade capabilities from its second generation system to its existing base of installations. The nutrient management capabilities of this new generation of systems will help break one of the major barriers facing those portions of the dairy and protein growing businesses in the U.S. which desire to expand. Our second generation system will allow them to meet ever stricter environmental standards for larger farms and raise more animals on less land while meeting or exceeding all requirements to protect the environment.

     We plan to exclusively operate (and possibly own) all the future NMS facilities in order to maintain consistency and integrity of waste management, environmental compliance and the manufacturing process of the final soil products.

     Marketing and Distribution
     --------------------------

     NMS Systems
     -----------

     Our NMS system marketing plan for the next year involves marketing our services and technology to the swine and dairy industries based on the benefits which the second generation NMS can provide to those industries. Our program will emphasize, in addition to environmental compliance, the potential improvement of the economics of their operations attainable through the installation of a Bion NMS system including larger herd size, less land area devoted to waste disposal, reduction of the risks of environmental problems, and the positive perception of regulatory agencies and the public of their involvement in environmental protection. Bion's primary marketing will be directed to users who are either seeking to expand their existing operations or build new installations.

     In selected market areas, or with certain customers, we may decide to participate directly or indirectly in the ownership and/or operation of dairy and/or other CAFO operations (or related energy production or value-added applications of our technology and/or BionSoil(R) and Bion Fertilizer products) based on business opportunities which may be created by our technology. Such arrangements, if any, will be negotiated on a case-by-case basis.

     BionSoil(R) and Bion Fertilizer Products
     ----------------------------------------

     BionSoil(R) and Bion Fertilizers are 100% natural, odorless products that have a history of excellent growing results. Our patented technology allows us to manufacture a soil and fertilizer product line which acts as a natural time released growth agent (with low leaching, bound nitrogen and phosphorus which potentially maintain a 95% WIN (Water Insoluble Nitrogen)) ratio. Our marketing efforts will be based primarily on these product attributes.

     In the past year, our primary marketing activities have been in the turf grass industry in the Northeastern United States. We have marketed primarily to schools and municipalities where a chemical free turf grass environment has increased importance. Our marketing plan for the next year involves further development of the turf grass market combined with landscaping, organic farms and golf courses.

     Bion is actively seeking strategic alliances with partners already in the soil, soil amendment, fertilizer and related industries in order to establish entry into existing business and consumer distribution channels.

     Competition
     -----------

     There are a significant number of competitors in the waste treatment industry who are working on animal-related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to CAFO wastes. Anaerobic lagoons are the most common traditional treatment process for animal waste on large farms within the hog raising and dairy industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states such as North Carolina. Although we believe that we have the most economically and technologically viable solution for the current problems, other alternatives do exist including, for example, synthetic lagoon covers, anaerobic digesters, methane digesters, multistage anaerobic lagoons and solids separators. Additionally, many efforts are underway to develop and test new technologies, including the program under the supervision of North Carolina State University in which Bion is a participant.

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

     We believe that our competitive advantage is that we offer a superior service and technology with our NMS systems and our BionSoil(R) and Bion Fertilizer represent a superior line of products.

     Dependence on One or a Few Major Customers
     ------------------------------------------

     We are not dependent upon one or a few major customers. Our operating revenues from system sales are not dependent upon a limited number of contracts. The nature of our business is such that significant system sales are generally expected to be "one-time" contracts pursuant to which one or more single systems are sold and designed, with income to be received by us after the first year of system operation from the sale of BionSoil(R) and BionSoil(R) and Bion Fertilizer products. Note, however, that the CAFO industries have been undergoing substantial concentration in recent years. While the dairy industry is not yet very consolidated, a relatively small number of companies dominate the swine, poultry and feedlot CAFO industries. At some future point we could become dependent on one or a few major customers in one or more CAFO segments.

     Commercial BionSoil(R) and Bion Fertilizer sales have only recently begun and, at present, we have no dependence on one or a few major customers.

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

     In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the systems and soil business. In November 2000 we filed a patent application which covers the biochemical mechanism of the Bion process and extends the range of Bion's intellectual property position. It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

     It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to certain technology that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products, but due to the nature of the industry, we may receive such claims in the future.

     We generally require all of our employees and consultants, including our management, to sign a non-disclosure and invention assignment agreement upon employment with us.

     Research and Development
     ------------------------

     Systems:

     During the year ended June 30, 2000, we expended approximately $150,000 to advance the development of our first generation NMS system and began work toward the development of our second generation of NMS system technology.

     During the year ended June 30, 2001, we spent approximately $950,000 on research and development activities including, without limitation, system design, testing, consulting fees and installation expenses related to acceleration of our NMS system, shrinkage of system size and creation of our second generation tanked systems which use state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions.

     We intend to undertake further NMS research and development which will be focused on: 1) system acceleration in order to further increase capacity and lower costs; 2) integration of the Bion NMS System with a methane digestion system in order to create additional revenue streams from the sale of electricity and natural gas; and 3) finalization of commercial designs for application in our second generation NMS systems. Additional research is being focused on certain water cleaning technologies as an integrated enhancement to the Bion NMS System in order to make available animal drinking water as an additional product from the system.

     NMS system development is expected to run through fiscal year 2002 and development costs are continuing in the 2002 fiscal year, with research and development costs estimated at $550,000, which budget could be expanded substantially.

     Soil
     ----

     During the year ended June 30, 2000, we expended approximately $445,000 in research and development for trials and tests of our BionSoil(R) and Bion Fertilizer products.

     Bion conducted over twenty clinical trials during fiscal 2001, both in-house and by various academic, industry and professional organizations at a direct cost to us of approximately $315,000 the year ended June 30, 2001. The testing being done on the BionSoil(R) and Bion Fertilizer products is to analyze the effectiveness of the product on a number of crops in a variety of different growing environments, and to measure the success of nutrient release and limited leaching qualities.

     Such activities and related costs will continue in fiscal year 2002 with the focus shifting from testing pure BionSoil(R) and Bion Fertilizer to evaluation of blends incorporating the Bion products. The Bion products will be tested on a blended basis in the turf grass market, high value fruit crops (such as wine grapes), potting mix market for both consumers and the container nursery market and the greenhouse vegetable market. These blended Bion products will be tested primarily for their growth capabilities and disease suppression capabilities. The preliminary estimated budget for fiscal 2002 is $200,000, which budget could be expanded substantially.

     Such research and related expenditures are anticipated to continue in future years.

     Environmental Protection/Regulation
     -----------------------------------

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

     Employees
     ---------

     As of June 30, 2001 we had 22 employees, all of whom were full time. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
None of our employees is covered by "key person" life insurance.


ITEM 2.  DESCRIPTION OF PROPERTY

Principal Plants and Other Property
-----------------------------------

     Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022. We have additional offices at 26 West Dry Creek Circle, Littleton, Colorado 80120; 8899 Main Street, Williamsville, New York 14221; and 138 Uzzle Industrial Drive, Clayton, North Carolina 27520. We also rent BionSoil(R) processing sites located at 5116 Hermitage Road, Gainesville, New York 14066 and 1305 S. Brightleaf Blvd, Suite 102, Smithfield, North Carolina 27577. All leases and rental agreements are with non-affiliated parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There has been no submission of matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.


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

       Quarter Ended           High Bid        Low Bid
       -------------           --------        -------

     September 30, 1999          $2.56          $1.44
     December 31, 1999           $3.44          $1.38
     March 31, 2000              $4.09          $2.06
     June 30, 2000               $3.06          $1.75

     September 30, 2000          $2.69          $1.97
     December 31, 2000           $2.00          $0.85
     March 31, 2001              $1.44          $0.75
     June 30, 2001               $3.00          $0.88

Holders
-------

     The number of holders of record of our Common Stock at September 25, 2001 was approximately 1,500.

     The transfer agent for our Common Stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

Dividends
---------

     We have never paid any cash dividends on our Common Stock. The Board of Directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in our business operations. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our future earnings, if any, our capital requirements and financial condition, and other relevant factors.

Recent Sales of Unregistered Securities
---------------------------------------

     The following securities were sold in the three-month period ended June 30, 2001 without registration under the Securities Act of 1933, as amended:

     Warrants
     --------

     We sold 758,138 J-1B Warrants at $.05 per warrant to purchase restricted and legended Common Stock at $1.50 per share in our private placement of convertible bridge notes to accredited investors. The warrants are exercisable from June 6 2001 to December 31, 2005. We received $37,907 in cash for use in operations for these warrants. See Exhibits 10.1, 10.2 and
10.3 to our Form 8-K dated April 26, 2001.

     Common Stock
     ------------

     We issued 5,000 shares of unrestricted Common Stock to a shareholder upon the exercise of options in exchange for legal services valued at $10,000. The value attributed to the Common Stock represented the fair market value of the services provided.

     Convertible Notes
     -----------------

     During the three months ended June 30, 2001, we received $2,527,218 from the sale of convertible bridge notes sold to 16 accredited investors.

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

     Going Concern
     -------------

     The audited financial statements contained in this Form 10-KSB show $30,218,339 being invested in or contributed to Bion as of June 30, 2001. We have a stockholders' deficit of $9,161,762, cumulative deficit of $39,380,101, which includes non-cash charges of $10,659,214 during the year ended June 30, 2001, limited current revenues and substantial current operating losses.
(Note that the related parties notes payable of $4,780,817 are approximately 52% of the negative net worth, of which $4,263,174 is convertible into our Common Stock with an effective registration statement related to the resale of such shares. Note further that all but $517,643 of our debt will be automatically converted into our Common Stock no later than April 29, 2002, with an effective resale registration statement, which would eliminate most or all of our stockholders' deficit.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts which, at this time, is unknown. Currently, we estimate that no less than approximately $3,000,000 will be required during the year ending June 30, 2002. We anticipate spending $750,000 on research and development efforts and the balance on compensation and general business overhead.

     In connection with their report on our Consolidated Financial Statements as of and for the year ended June 30, 2001, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     Financial Condition and Results of Operations
     ---------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     Our operating activities used $4,287,762 and $3,498,506 of cash during the years ended June 30, 2001 and 2000, respectively. The net loss of $15,553,223 for the year 2001 compared to a net loss of $8,897,385 in 2000. The loss of $15,553,223 included non-cash general and administrative expenses of $7,645,570 and non-cash interest expense of $3,013,644. Non-cash general and administrative expense and non-cash interest expense of $3,590,191 and $2,244,028 were included in the 2000 loss of $8,897,385. During the years ended June 30, 2001 and 2000, our accounts payable and accrued expenses were increased by $118,114 and decreased by $581,696 respectively. The increase is due to the timing of our payment cycle while the decrease in the prior year is due to the payment of accounts using the proceeds from the private placement of our convertible bridge notes payable.

     Our investing activities used cash of $58,829 during the year ended June 30, 2001, compared with cash provided totaling $107,371 during the year ended June 30, 2000. During the year ended June 30, 2000, we sold mortgage assets generating $202,750.

     We have been successful during the past two years in raising working capital through the sale of warrants and convertible debt. During the year ended June 30, 2001 we raised $2,527,218 in a private placement in the form of convertible bridge notes. In addition, Southview, Inc., a related party, has advanced the Company funds totaling $517,643 as of June 30, 2001.

     All outstanding convertible debt of the Company will be converted into shares of the Company's Common Stock based upon agreed terms on or before April 29, 2002.

     We believe that beyond June 30, 2001, we will not generate sufficient operating cash flow to meet our needs without additional external financing. There is no assurance that our efforts to obtain such financing will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     As of June 30, 2001, we had a negative working capital of $7,028,315. Included in our current liabilities are $5,801,721 of convertible bridge notes payable and $2,298,538 of notes payable to related parties. These amounts are offset by cash of $1,300,398 which is the remaining balance of proceeds generated from our private placement of convertible bridge notes.

     Financing activities provided cash of $3,042,056 during the year ended June 30, 2001, compared with $5,940,485 during the year ended June 30, 2000. We raised $3,569,279 during the year ended June 30, 2001, compared to $6,241,564 during the year ended June 30, 2000. During the year ended June 30, 2001, we repaid $500,000 for the cancellation of warrants previously issued. $27,223 of capital lease obligations were paid during the year ended June 30,2001 compared to $49,520 during the year ended June 30, 2000.

     We currently have no commitments for material capital expenditures.

Results of Operations - Comparison of Fiscal Year Ended June 30, 2001 with Fiscal Year Ended June 30, 2000
---------------------------------------------------------------------

     We recorded $74,322 of BionSoil(R) sales and $10,000 of system sales during the fiscal year ended June 30, 2001. This compares to total sales of $158,445 for our prior year, $135,945 BionSoil(R) sales and $22,500 system sales. The decrease of $74,123 is attributable to our concentration on research and development on our second generation system, the decision to stop actively soliciting sales of our first generation system and further BionSoil(R) testing and analysis. Cost of goods sold increased $91,512 (26%) for the soil sales and decreased $41,997 (100%) for system sales.

     We incurred gross losses of $355,495 and $231,857 during the years ended June 30, 2001 and 2000, respectively. The gross losses are primarily a result of the fact that much of the soil produced was sold at below cost to help gain market acceptance. We believe that this trend will reverse as we enter the final phase of system testing and revenues will increase with new sales.

     General and administrative expenses increased $4,645,370 (80%). The increase is primarily ($4,055,379) attributable to non-cash expenses as part of the issuance of stock and warrants associated with the various transactions discussed above. (See Notes 2, 3, 4 and 11 to the financial statements.)

     In connection with our convertible bridge notes we have issued, during the year ended June 30, 2001, we incurred non-cash interest expenses of $443,707 and an additional $1,129,085 of amortization of debt discount. Non-cash interest of $29,458 was incurred on accrued management fees that have not been paid. Interest of $415,556 and amortization of debt discount of $806,592 was incurred as non-cash interest on promissory notes payable to a related party. We incurred an additional $171,603 of non-cash interest on notes payable to related parties. In addition, $17,643 was incurred on a promissory note to Southview, Inc., also a related party.

     Non-cash and administrative expenses incurred on issuance of stock for services, compensation and interest totaled $79,175. The issuance of a note payable for management fees added $370,000 to non-cash general and administrative expenses. The beneficial value of warrants exchanged for Common Stock of $2,179,182, the amortization of deferred consulting expense of $320,591, and the adjustments for variable options of $3,469 also added to non-cash general and administrative expenses. Additional non-cash general and administrative expenses were incurred for the cancellation of warrants previously issued for services of $2,361,153 and issuance of options and warrants for consulting services of $2,332,000.

     Research and development costs increased $663,706 during the year ended June 30, 2001. This increase is due to the design and testing of the second-generation system and increased BionSoil(R) research and testing expenses.

     Interest expenses increased $757,013, of which $769,616 was for non-cash expenses associated with amortization of debt discount on promissory notes. Non-cash interest expense for the years ended June 30, 2001 and 2000 was $3,013,644 and $2,244,028, respectively. (See Notes 2, 3, 4 and 11 to the June 30, 2001 financial statements).

     We did not record income tax expense during the years ended June 30, 2001 and 2000, as a result of our net losses. The valuation allowance of $15,390,000 at June 30, 2001, was established because we have not been able to determine that it is more likely than not that the deferred tax asset will be realized.

     At June 30, 2001, we had net operating loss carryforwards of approximately $25,517,739, with expirations through 2021. The utilization of certain of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     The net loss and comprehensive loss increased $6,655,838 (75%) during the year ended June 30, 2001. The increase primarily related to an increase of $4,055,379 of non-cash general and administrative expenses and an increase of $769,616 of non-cash interest expense incurred during the year ended June 30, 2001. There were additional increases of $663,706 for research and development and the effect of a change in accounting of $481,250. During the year ended June 30, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98.5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. As a result of this adoption, the Company modified the previous calculation of the beneficial conversion features associated with previously issued convertible bridge notes and recorded an additional warrant discount on the convertible bridge notes issued during the year ended June 30, 2000 of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. Since the notes automatically convert into Common Stock one year from the date of issuance, the Company recorded $481,250 as a cumulative effect of change in accounting principle for the year ended June 30, 2001. The Company has also recorded a discount on convertible bridge notes issued during the year ended June 30, 2001 of $701,000.

     Basic and diluted loss per common share increased by $.41, from $.79 to $1.20. The increase in the loss per share is attributable to the aforementioned increase in the net loss.

     Seasonality
     -----------

     Bion's installation capability is restricted in all cold weather climates to approximately eight months per year. However, when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil(R) harvests on the existing installed base is semi-annual and is timed for spring and fall with harvested soils being available for sale during the next spring or fall. BionSoil(R) and BionSoil(R) product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer and fall sales.

     Impact of Recently Issued Accounting Pronouncements
     ---------------------------------------------------

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," required companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 had no material effect on our financial statements.

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

     In July 2001, the FASB issued Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16.

SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142"), which supersedes APB Opinion No. 17. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets , addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. SFAS 142 is effective for fiscal 2002. The Company is currently reviewing the statement and has not yet determined the impact adoption of SFAS 142 will have on its financial statements.

     Inflation and Changes in Prices
     -------------------------------

     We are unable to predict the impact of inflation on our activities; however, at this time we believe it is minimal.


ITEM 7.  FINANCIAL STATEMENTS

     Financial Statements are included on Pages F-1 through F-36.

     The Table of Contents to the Financial Statements is as follows:

     Report of Independent Certified Public Accountants-
          BDO Seidman, LLP                                               F-2

     Consolidated Balance Sheet as of June 30, 2001               F-3 to F-4

     Consolidated Statements of Operations for the Years Ended
          June 30, 2001 and 2000                                         F-5

     Consolidated Statements of Stockholders' Deficit
          for the Years Ended June 30, 2000, and 2001             F-6 to F-7

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2001 and 2000                                  F-8 to F-9

     Summary of Accounting Policies                             F-10 to F-16

     Notes to Consolidated Financial Statements                 F-17 to F-36

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Within the twenty-four (24) months prior to the date of our most recent Financial Statements and through the date of this report, we have had no disagreements with our accountants on accounting or financial disclosure.


                                   PART  III

ITEMS 9, 10, 11 AND 12.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
      CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND CERTAIN RELATIONSHIPS AND RELATED TRANSCTIONS.

     The information required by these Items is incorporated herein by reference to the Company's Proxy Statement relating to the Company's 2001 Annual Meeting of Shareholders.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

        3.1 Articles of Incorporation previously filed and incorporated herein by reference.

        3.2   Bylaws previously filed and incorporated by reference.

       10.1 Management Agreement and Management Compensation Warrant dated December 23, 1999, between Bion Environmental Technologies, Inc. and D2 Co., LLC. Incorporated by reference to Exhibit 10.1 to our Form 8-K dated December 11, 1999.

       10.2 Warrant Purchase Agreement dated December, 1999, between Bion Environmental Technologies, Inc. and D2 Co., LLC.; Promissory Note dated December 23, 1999; Warrant between Bion Environmental Technologies, Inc. and D2 Co., LLC.; and Pledge Agreement dated December 23, 1999, between Bion Environmental Technologies, Inc. and D2 Co., LLC. Incorporated by reference to Exhibit 10.2 to our Form 8-K dated December 11, 1999.

       10.3 Shareholders' Agreement dated December 23, 1999, among D2 Co., LLC, Mark A. Smith, Jere Northrop, Jon Northrop, LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding, Ltd. Incorporated by reference to Exhibit 10.3 to our Form 8-K dated December 11, 1999.

       10.4 Agreement dated December 15, 1999, between Bion Environmental Technologies, Inc. and First Parties. Incorporated by reference to Exhibit 10.4 to our Form 8-K dated December 11, 1999.

       10.5 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and Jon Northrop. Incorporated by reference to Exhibit 10.5 to our Form 8-K dated December 11, 1999.

       10.6 Agreement dated December 14, 1999, between Bion Environmental Technologies, Inc. and Jere Northrop. Incorporated by reference to Exhibit 10.6 to our Form 8-K dated December 11,
              1999.

       10.7 Agreement dated December 13, 1999, between Bion Environmental Technologies, Inc. and Northrop Family Trust. Incorporated by reference to Exhibit 10.7 to our Form 8-K dated December 11, 1999.

       10.8 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and M. Duane Stutzman. Incorporated by reference to Exhibit 10.8 to our Form 8-K dated December 11, 1999.

       10.9 Agreement dated December 14, 1999, between Bion Environmental Technologies, Inc. and Harley E. Northrop. Incorporated by reference to Exhibit 10.9 to our Form 8-K dated December 11, 1999.

       10.10 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and Edward A. Hennig. Incorporated by reference to Exhibit 10.10 to our Form 8-K dated December 11, 1999.

       10.11 Agreement dated December 14, 1999, between Bion Environmental Technologies, Inc. and William J. Crossetta, Jr. Incorporated by reference to 10.11 to our Form 8-K dated December 11, 1999.

       10.12 Agreement dated December 11, 1999, between Bion Environmental Technologies, Inc. and S. Craig Scott. Incorporated by reference to Exhibit 10.12 to our Form 8-K dated December 11, 1999.

       10.13 Agreement dated August 10, 2000 between Bion Environmental Technologies, Inc. and D2CO, LLC. Incorporated by reference to
              Exhibit 99.2 to our Form 8-K dated August 3, 2000.

       10.14 Agreement dated August 16, 2000 between Bion Environmental Technologies, Inc. and Salvatore Zizza. Incorporated by reference to Exhibit 99.3 to our Form 8-K dated August 3, 2000.

       10.15 Agreement dated August 17, 2000 between Bion Environmental Technologies, Inc. and James W. Morris & Associates, Inc. Incorporated by reference to Exhibit 99.4 to our Form 8-K dated August 3, 2000.

       10.16 Agreement dated August 6, 2000 among Bion Environmental Technologies, Inc., Dream Maker Dairy and Chris Northrop. Incorporated by reference to Exhibit 99.7 to our Form 8-K dated August 3, 2000.

       10.17 2000 Incentive Plan. Incorporated by reference to Exhibit 99.5 to our Form 8-K dated August 10, 2000.

       10.18 Amendment to Management Agreement with D2CO, LLC. Incorporated by reference to Exhibit 99.1 to our Form 8-K dated December 1, 2000.

       10.19 Agreement dated February 7, 2001 between Bion Technologies, Inc. and Southview, Inc. Incorporated by reference to Exhibit
              99.2 to our Form 8-K dated December 1, 2000.

       10.20 Agreement dated October 31, 2000 between Bion Environmental Technologies, Inc. and George Bloom. Incorporated by reference to Exhibit 99.3 to our Form 8-K dated December 1, 2000.

       10.21 Note and Warrant Purchase Agreement. Incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 26, 2001.

       10.22  Convertible Bridge Note.  Incorporated by reference to Exhibit
              10.2 to our Form 8-K dated April 26, 2001.

       10.23 Bridge Warrant. Incorporated by reference to Exhibit 10.3 to our Form 8-K dated April 26, 2001.

       10.24 Severance Agreement of Jon Northrop. Incorporated by reference to Exhibit 10.1 to our Form 8-K dated September 6, 2001.

       10.25 Severance Agreement of Edward Hennig. Incorporated by reference to Exhibit 10.2 to our Form 8-K dated September 6, 2001.

       10.26 Agreement of Harley E. Northrop. Incorporated by reference to Exhibit 10.3 to our Form 8-K dated September 6, 2001.

       10.27 Agreement of Jere Northrop. Incorporated by reference to Exhibit 10.4 to our Form 8-K dated September 6, 2001.

       10.28 Agreement of William J. Crossetta, Jr. Incorporated by reference to Exhibit 10.5 to our Form 8-K dated September 6, 2001.

       10.29 Agreement of S. Craig Scott. Incorporated by reference to Exhibit 10.6 to our Form 8-K dated September 6, 2001.

       10.30 Agreement of Northrop Family Trust. Incorporated by reference to Exhibit 10.7 to our Form 8-K dated September 6, 2001.

       10.31 Agreement of M. Duane Stutzman. Incorporated by reference to Exhibit 10.8 to our Form 8-K dated September 6, 2001.

       10.32 Stock Voting Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.9 to our Form 8-K dated September 6, 2001.

       10.33 Mark Smith and Related Entities Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.10 to our Form 8-K dated September 6, 2001.

       10.34 D2 Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.11 to our Form 8-K dated September 6, 2001.

       10.35  2001 Incentive Plan.  Incorporated by reference to Exhibit
              10.12 to our Form 8-K dated September 6, 2001.

       21 Subsidiaries of the Registrant. Incorporated by reference to our Form 10-KSB for the fiscal year ended June 30, 2000.

       23.1   Consent of BDO Seidman, LLP.  Filed herewith electronically.

       99.1 Bion Environmental Technologies, Inc.'s Capital Structure. Incorporated by reference to Exhibit 10.13 to our Form 8-K/A dated December 28, 1999.

       99.2 Form of Note and Warrant Purchase Agreement. Incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 13, 2000.

       99.3   Form of Convertible Bridge Note.  Incorporated by reference to
              Exhibit 10.2 to our Form 8-K dated April 13, 2000.

       99.4   Form of Bridge Warrant.  Incorporated by reference to Exhibit
              10.3 to our Form 8-K dated April 13, 2000.


Reports on Form 8-K
-------------------

     The following Report on Form 8-K was filed during the quarter ended June 30, 2001:

     Form 8-K dated April 26, 2001 reporting information under Items 5 and 7.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements:


     Report of Independent Certified Public Accountants
          BDO Seidman, LLP                                               F-2

     Consolidated Balance Sheet as of June 30, 2001               F-3 to F-4

     Consolidated Statements of Operations for the Years Ended
          June 30, 2001 and 2000                                         F-5

     Consolidated Statements of Stockholders' Deficit
          for the Years Ended June 30, 2000 and 2001              F-6 to F-7

     Consolidated Statements of Cash Flows for the Years Ended
          June 30, 2001 and 2000                                  F-8 to F-9

     Summary of Accounting Policies                             F-10 to F-16

     Notes to Consolidated Financial Statements                 F-17 to F-36

Report of Independent Certified Public Accountants



To the Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 2001 and the results of their operations and their cash flows for the years ended June 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ BDO Seidman, LLP
BDO Seidman, LLP
August 10, 2001 (except for Note 6, which is as of August 31, 2001 and Note 10, which is as of September 6, 2001)

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                                          June 30, 2001
                                                          -------------
ASSETS

Current:

  Cash and cash equivalents                                $  1,300,398
  Accounts receivable, less allowance of $12,000
    for possible losses                                          21,738
  Prepaid expenses, note receivable and accrued interest          8,446
                                                           ------------
Total current assets                                          1,330,582
                                                           ------------

Property and equipment (Note 6):
  Furniture and equipment                                       339,414
  Computer equipment                                             75,845
  Leasehold Improvements                                         30,174
                                                           ------------
                                                                445,433

Less accumulated depreciation and amortization                  262,582
                                                           ------------
Net property and equipment                                      182,851
                                                           ------------

Other assets:
  Patents, net of accumulated amortization of $18,344            33,370
  Deposits and other                                            135,859
                                                           ------------

Total other assets                                              169,229
                                                           ------------

                                                           $  1,682,662
                                                           ============










  See accompanying Notes to Consolidated Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                           June 30, 2001
                                                           -------------
Liabilities and Stockholders' Deficit

Current:
  Accounts payable                                         $    210,473
  Convertible bridge notes payable (Note 2)                   5,801,721
  Notes payable, related parties - current(Note 3)            2,298,538
  Current portion of capital lease obligations (Note 6)          12,893
  Accrued expenses                                               35,272
                                                           ------------
Total current liabilities                                     8,358,897
                                                           ------------

Long-term liabilities:
  Notes payable, related parties (Note 3)                     2,482,279
Long-term portion of capital lease obligations (Note 6)           3,248
                                                           ------------
Total long-term liabilities                                   2,485,527
                                                           ------------
Total liabilities                                            10,844,424
                                                           ------------

Commitments and contingencies (Note 6)

Stockholders' deficit (Note 7):
  Common stock, no par value, 100,000,000 shares
    authorized, 13,062,324 shares issued and
    outstanding                                              30,218,339
  Accumulated deficit                                       (39,380,101)
                                                           ------------

Total stockholders' deficit                                  (9,161,762)
                                                           ------------
                                                           $  1,682,662
                                                           ============








  See accompanying Notes to Consolidated Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended June 30,                                    2001           2000
                                                   -------------   ------------
Revenues:
  Soil                                             $      74,322   $    135,945
  System contracts                                        10,000         22,500
                                                   -------------   ------------
Total revenues                                            84,322        158,445
                                                   -------------   ------------
Cost of goods sold:
  Soil                                                   439,817        348,305
  System contract                                              -         41,997
                                                   -------------   ------------
Total cost of goods sold                                 439,817        390,302
                                                   -------------   ------------
Gross loss                                              (355,495)      (231,857)
                                                   -------------   ------------
Expenses:
  General and administrative (including
    $7,645,570 and $3,590,191 of non-cash
    expenses, respectively)                           10,424,451      5,779,081
  Research and development                             1,262,010        598,304
                                                   -------------   ------------
Total expenses                                        11,686,461      6,377,385
                                                   =============   ============
Loss from operations                                 (12,041,956)    (6,609,242)
                                                   -------------   ------------
Other income (expense):
  Interest expense (including $3,013,644 and
    $2,244,028 of non-cash expenses, respectively)    (3,016,149)    (2,259,136)
  Interest income                                         36,598         79,411
  Loss on sale of mortgage receivable                          -        (57,250)
  Other expense, net                                     (50,466)       (51,168)
                                                   -------------   ------------
Total other expense                                   (3,030,017)    (2,288,143)
                                                   -------------   ------------
Net loss before cumulative effect of change in
  accounting principle                               (15,071,973)    (8,897,385)
Cumulative effect of change in accounting
  principle (Note 9)                                    (481,250)             -
                                                   -------------   ------------
Net loss and comprehensive loss                    $ (15,553,223)  $ (8,897,385)
                                                   =============   ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of
       change in accounting principle              $      (1.16)   $      (.79)
     Cumulative effect of change in
       accounting principle                               (0.04)             -
                                                   -------------   ------------
Net loss per common share                          $      (1.20)   $      (.79)
                                                   =============   ============
Weighted-average number of common shares
outstanding, basic and diluted                       12,937,188     11,196,912
                                                   =============   ============

  See accompanying Notes to Consolidated Financial Statements

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                   Non-Recourse   Common        Deferred                  Total
Years Ended June 30, 2001       Common Stock        Promissory     Stock       Consulting   Unearned   Accumulated  Stockholders'
 and 2000                    Shares     Amount        Note       Subscribed     Expense   Compensation   Deficit        Deficit
--------------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 1999      10,092,795  $12,060,705    $      -   $ 60,000  $         -   $      -     $(14,929,493) $(2,808,788)

  Conversion of common
  stock subscriptions to
  note payable                      -            -          -    (60,000)           -          -                -       (60,000)

  Issuance of common stock
  for cash (Note 7)           282,686      426,460          -          -            -          -                -       426,460

  Issuance of common stock
  for services and note
  payable (Note 7)            294,762      643,503          -          -            -    (90,000)               -       553,503

  Issuance of warrants for
  cash and non- recourse
  promissory note (Note 4)          -    2,477,370   (500,000)         -            -          -                -     1,977,370

  Issuance of stock to
  employees for cash (Note 7)  60,000      127,605          -          -            -          -                -       127,605

  Issuance of stock and
  warrants in related party
  note payable  and warrant
  exchange (Note 3)         1,172,426    2,419,771          -          -            -          -                -     2,419,771

  Beneficial conversion
  feature on convertible
  note payable (Note 3              -      656,027          -          -            -          -                -       656,027

  Issuance of warrants as
  additional consideration
  to note holders (Note 3)          -      349,492          -          -            -          -                -       349,492

  Warrants issued for
  consulting services
  (Note 4)                          -    2,477,820          -          -   (2,333,687)         -                -       144,133

  Issuance of warrants in
  connection with
  convertible bridge
  notes (Note 2)                    -    1,110,118          -          -            -          -                -     1,110,118

  Deferred consulting and
  compensation expense
  (Notes 4 and 7)                   -            -          -          -      388,948     22,500                -       411,448

  Net loss for the year
  ended June 30, 2000               -            -          -          -            -          -       (8,897,385)   (8,897,385)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2000     11,902,669   22,748,871   (500,000)         -   (1,944,739)  $(67,500)     (23,826,878)   (3,590,246)

  Compensation associated
  with warrants exchanged
  for common stock (Note 7) 1,145,128    2,179,182                                                                    2,179,182

  Issuance of stock options
  and warrants for
  consulting services                    2,834,702                                                                    2,834,702
  (Note 4)

  Modification of terms of
  convertible bridge notes                 213,172                                                                      213,172
  (Note 7)

  Warrants issued for
  consulting services                      737,005                           (737,005)
  (Note 4)

  Deferred consulting expense                                                 320,591                                   320,591
  (Note 4)

        See accompanying Notes to Consolidated Financial Statements


                  BION ENVIRONMENTAL TECHNOLOGIES, INC.
                             AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (Concluded)



  Issuance of common stock for
  consulting services          25,000       42,175                                                                       42,175
  (Note 7)

  Deferred salaries expense                                                               27,000                         27,000

  Beneficial conversion feature
  on convertible bridge
  notes (Note 9)                         1,751,000                                                                    1,751,000

  Beneficial value of warrants
  issued (Notes 2 and 7)                   699,902                                                                      699,902

  Deferred compensation charged
  to operations in connection
  with renegotiation of
  management agreement (Note 4)                                             2,361,153                                 2,361,153

  Repurchase of warrants
  previously issued for cash
  and non-recourse (Note 4)
  promissory note                       (1,000,000)   500,000                                                          (500,000)

  Cancellation of shares
  previously issued for
  services (Notes 2 and 7)    (16,200)     (40,500)                                       40,500

  Issuance of warrants for
  cash as additional
  consideration to
  convertible note holders                  37,907                                                                       37,907
  (Note 7)

  Issuance of shares on
  exercise of options in
  exchange for legal
  services (Note 7)             5,000       10,000                                                                       10,000

  Exercise of stock options       727        1,454                                                                        1,454

  Adjustment for variable options            3,469                                                                        3,469

  Net loss for the year ended
  June 30, 2001                                                                                       (15,553,223)  (15,553,223)
--------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001     13,062,324  $30,218,339    $      -   $      -  $         -   $      -     $(39,380,101) $(9,161,762)
--------------------------------------------------------------------------------------------------------------------------------












  See accompanying Notes to Consolidated Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



Increase (Decrease) in Cash and Cash Equivalents

Years Ended June 30,                                                 2001         2000
--------------------                                              -----------  -----------
Operating activities:
  Net loss                                                       $(15,553,223) $(8,897,385)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                      76,954       60,919
    Issuance of stock for services and compensation                    79,175      459,321
    Issuance of warrants for consulting expenses                    2,230,000            -

    Amortization of prepaid consulting expenses                                    770,800
    Beneficial value of warrants issued                                          1,477,370
    Amortization of debt discounts                                  1,673,178      944,187
    Amortization of deferred consulting expense                       320,591      388,948
    Compensation charge for warrants issued for services            2,361,153            -
    Beneficial conversion feature amortized to interest expense       262,500      656,027
    Compensation associated with warrants exchanged for
       common stock                                                 2,179,182            -
    Issuance of options and warrants for consulting services          102,000            -
    Adjustment for variable options                                     3,469            -
    Loss on sale of property and equipment                             10,691            -
    Beneficial conversion feature recorded as cumulative effect
       of change in accounting principle                              481,250            -
    Amortization of deferred compensation                                           22,500
    Loss on sale of mortgage assets                                                 57,250
  Changes in operating assets and liabilities:
    Accounts receivable                                                 4,957       67,067
    Prepaid expenses and other                                        (85,719)      42,039
    Accrued interest receivable                                                    (20,000)
    Accounts payable                                                  109,307     (256,960)
    Accrued liabilities                                                 8,807     (324,736)
    Issuance of note payable for management fee                       370,000      120,000
    Issuance of note payable for legal services rendered                           225,000
    Issuance of note payable for officer compensation                               65,333
    Issuance of note payable for interest expense                   1,077,966      643,814
                                                                  -----------  -----------
Net cash used in operating activities                              (4,287,762)  (3,498,506)
                                                                  -----------  -----------




  See accompanying Notes to Consolidated Financial Statements

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)


Years Ended June 30,                                                 2001         2000
--------------------                                              -----------  -----------
Investing activities:
  Purchases of equipment                                              (60,801)     (95,379)
  Refund of equipment returned                                          1,447            -
  Proceeds from sale of computer equipment                                525            -
  Proceeds on sale of mortgage assets                                       -      202,750
                                                                  -----------  -----------
Net cash provided by (used in) investing activities                   (58,829)     107,371
                                                                  -----------  -----------
Financing activities:
  Proceeds from notes payable, related parties                        500,000    1,031,074
  Proceeds from issuance of notes payable in private placement      2,527,218    4,095,000
  Proceeds from issuance of warrants                                  540,607      561,425
  Proceeds from stock issuances and subscriptions                           -      426,460
  Proceeds from sale of stock to officers                                   -      127,605
  Proceeds from exercise of options and warrants                        1,454            -
  Payments for cancellation of warrants previously issued            (500,000)
  Payments in exchange for note receivable                                         (10,000)
  Payments on notes payable                                                 -     (241,559)
  Payments on capital lease obligations                               (27,223)     (49,520)
                                                                  -----------  -----------
Net cash provided by financing activities                           3,042,056    5,940,485
                                                                  -----------  -----------
Net increase (decrease) in cash and cash equivalents               (1,304,535)   2,549,350

Cash and cash equivalents, beginning of year                        2,604,933       55,583
                                                                  -----------  -----------
Cash and cash equivalents, end of year                            $ 1,300,398  $ 2,604,933
                                                                  ===========  ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $     2,504       $9,323
Supplemental disclosure of non-cash financing activities:
  Warrants issued in private placement                                699,902    1,110,118
  Warrants issued for deferred consulting services                          -    2,333,687
  Warrants and stock issued in exchange for warrants                        -    2,419,771
  Conversion of note payable to common stock for legal services             -       94,182
  Issuance of stock for unearned compensation                               -       90,000
  Issuance (cancellation) of note receivable for sale of warrants    (500,000)     500,000
  Conversion of common stock subscribed                                     -       60,000
  Beneficial conversion feature on convertible bridge notes         1,751,000            -







       See accompanying Notes to Consolidated Financial S

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Business

Bion Environmental Technologies, Inc. ("Bion" or the "Company") is an environmental service company focused on the needs of confined animal feeding operations (CAFO's). Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides CAFO's (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

     The Company's Nutrient Management System (NMS) solution is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids which are the basis of Bion's organic soil and fertilizer business segment. Bion's BionSoil and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.


Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bion Technologies, Inc. and BionSoil, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


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

Depreciation and amortization expense for property and equipment for the years ended June 30, 2001 and 2000 was $73,722 and $57,687.

Property and equipment at June 30, 2001 and 2000 included equipment under capital lease obligations with an original cost of $102,599 and accumulated depreciation of $83,209 and $101,157.


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



Advertising

The Company expenses advertising and promotional costs as incurred. For the years ended June 30, 2001 and 2000, the Company recorded $2,315 and $2,402 in advertising expense.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES



Income Taxes

The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Deferred taxes are temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.


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

For the years ended June 30, 2001 and 2000, stock options exercisable into 1,904,964 and 1,786,445 shares of common stock and stock warrants exercisable into 9,397,608 and 14,069,173 shares of common stock and debt convertible into 5,959,378 and 3,910,334 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.


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

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

The Company's cash and cash equivalents are in demand deposit accounts placed with federally insured financial institutions and selected brokerage accounts. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

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


Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. See Note 11 for disclosure.

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


Patents

Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the years ended June 30, 2001 and 2000 was $3,232 each year.

Comprehensive Loss

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive loss is comprised of net loss and all changes to the consolidated statement of stockholders' deficit, except those changes made due to investment by stockholders, changes in paid in capital and distributions to stockholders. The Company had no components of comprehensive loss except for net losses for the years ended June 30, 2001 and 2000.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                        SUMMARY OF ACCOUNTING POLICIES


Impact of Recently Issued
Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 had no material effect on the Company's financial statements.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which was effective July 1, 2000, except that certain conclusions in this Interpretation which cover specific events that occur after either December 15, 1998 or January 12, 2000 are recognized on a prospective basis from July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company's existing stock based compensation policies and procedures are in compliance with FIN 44 and therefore, the adoption of FIN 44 had no material impact on the Company's financial condition, results of operations or cash flows.

     In July 2001, the FASB issued Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16, "Business Conbinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142"), which supersedes APB Opinion No. 17. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets , addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. SFAS 142 is effective for fiscal 2002. The Company is currently reviewing the statement and has not yet determined the impact of the adoption of SFAS 142 will have on its financial statements.

Reclassifications

Certain consolidated financial amounts as of June 30, 2000 have been reclassified for consistent presentation.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $15,553,223 during the year ended June 30, 2001 (including non-cash interest expense and other non-cash expenses of $3,013,644 and $7,645,570, respectively) and a history of losses has resulted in an accumulated deficit of $39,380,101 at June 30, 2001.

During the year ended June 30, 2001, the Company has successfully obtained external financing through a private placement of debt and equity and the sale of its warrants. The Company continues to explore sources of additional financing to satisfy its current operating requirements.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or that if such required funds are not internally generated that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

To enhance the Company's longer term prospects, since January 2000, management has committed significant resources to developing the next generation Bion system design, which will include system monitoring and controls and a clean water recycling loop; an expanded research program for BionSoil; and retained consultants to support these efforts. The expenditures related to these efforts are anticipated to continue until the next generation design is completed. There can be no assurance that the next generation Bion system design or the BionSoil program will be successful or that sufficient capital will be available to fund operations.

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

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.     Convertible Bridge Notes Payable

On June 8, 2001, the Company completed a private offering of unsecured convertible bridge notes payable (the "2001 Notes") in the principal amount of $2,527,218. The 2001 Notes bear interest at the rate of ten percent per year (accrued interest of $34,207 at June 30, 2001 is included in convertible bridge notes) and mature on April 30, 2002. The Company can prepay the notes at any time with no penalty. In general, if the Company sells $5,000,000 of equity securities prior to April 29, 2002, each note will convert into the number of shares that is obtained by dividing the aggregate principal amount of each note plus accrued but unpaid interest by the price of one share of the equity security which triggers the conversion; provided, however, that in no event may the conversion price be greater than $2.50 per share. If prior to midnight on April 29, 2002 the notes are not paid in cash or converted into shares of common stock as the result of an offering, then at that time each note will be automatically converted into the number of shares that is obtained by dividing the aggregate principal amount of each note plus accrued but unpaid interest by the average of the closing bid prices of the common stock for the preceding 20 business days; provided, however, that in no event may the conversion price be greater than $2.50 per share. In connection with the sale of the 2001 Notes, the Company issued stock purchase warrants exercisable to purchase 758,138 shares of the Company's common stock at $1.50 per share through December 31, 2005. The warrants were originally valued at $737,809 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes. The unamortized value of the warrants at June 30, 2001 was $622,289. As a result of the issuance of EITF 00-27, the Company has recorded an additional discount on the 2001 Notes of $701,000 due to the beneficial conversion feature calculated on the instrinsic value of the allocated proceeds received in the financing.

For the three months ended June 30, 2001, $127,083 (including accrued interest of $2,083 through June 30, 2001) of 2001 Notes has been issued for payment of management fees to the Trust Under Deferred Compensation Plan for D2CO, LLC in accordance with agreement with the Company and D2.

On April 13, 2000, the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the original principal amount of $4,095,000. As of June 30, 2001, accrued interest included in convertible bridge notes payable amounted to $534,056. In connection with the sale of the Notes, the Company issued stock purchase warrants exercisable to purchase 1,213,500 shares of the Company's common stock at $2.375 per share through December 31, 2004. The warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes. The unamortized warrant discount at June 30, 2001 was $587,763. Principal and accrued interest on this offering bears interest at 10% per annum and are due on April 30, 2002.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Additional 2000 Notes totaling $265,000 (including accrued interest of $25,000 through June 30, 2001) were issued to D2 for payment of monthly management fees for the twelve months ending December 31,2000.

2000 Notes totaling $130,208 (including accrued interest of $5,208 through June 30, 2001) for management fees for the three-month period ending March 31, 2001 have been issued to the Trust Under Deferred Compensation Plan for D2CO, LLC pursuant to the agreement with the Company and D2.

Following acceptance by the 2000 Notes holders on August 24, 2000, the Company amended the 2000 Notes and associated warrants as follows:

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

Following acceptance by 87.80% of the holders of the 2000 Notes and associated warrants for the holders who indicated acceptance the terms were amended as follows:

     * extended the maturity date to April 30, 2002;
     * requires automatic conversion of the notes (principal and interest) to Bion's common stock on April 29, 2002, if not previously converted or paid;
     * reduced the maximum conversion price from $5.00 to $2.50 per share;
     * reduced the call price of the warrants to $3.50; and,
     * reduced the warrant exercise price of the warrants from $2.00 to $1.50.

On June 30,2001 two of the three holders of the convertible bridge notes payable and associated warrants who did not extend the maturity date of their notes agreed to extend the maturity date to April 30, 2002 and also agreed to all the other changes in terms from the prior amendments.

The amendments in terms of the convertible bridge notes payable and associated warrants resulted in an additional $143,093 of value attributable to the warrants. Such amount has been reflected as an additional discount on the convertible bridge notes.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


One note holder who did not agree to extend the maturity has been issued common stock of the Company subsequent to June 30, 2001.

Of the 2000 Notes, $100,000 was issued to D2 and $50,000 was issued to Salvatore Zizza, a director of the Company. Of the 2001 Notes payable, $100,000 was issued to each of Salvatore Zizza and Joseph Wright, both directors of the Company. $240,000 of the 2000 Notes payable were issued to D2 in accordance with the management agreement between the Company and D2. The Company also issued $125,000 of the 2000 Notes payable and $125,000 2001 Notes payable to the Trust Under Deferred Compensation Plan for D2CO, LLC for additional management fees.

Total interest accrued on the 2001 and 2000 Notes for the year ended June 30, 2001 was $436,875 and $36,290, respectively. These amounts were added to the total of the outstanding balances of the 2001 and 2000 Notes for the year ended June 30, 2001.

3.     Notes Payable, Related Parties

Notes payable, related parties, consisted of the following:

June 30,                                                            2001
--------                                                            ----

Unsecured notes payable to Mark A. Smith   Rollover IRA,
Kelly Smith   Rollover IRA and Dublin Holding LTD.,
entities controlled by a stockholder/director, principal
amount of $3,075,798 plus accrued interest of $616,365
(including accrued interest of $415,556 for the year
ended June 30, 2001 added to the balance of the notes),
net of unamortized warrant discount of $1,209,884.
All outstanding principal and accrued interest due
is immediately convertible into shares of the Company's
common stock at a price of $1.80 per share. Upon certain
events the Company may convert these notes into the
number of shares into which they would be convertible upon
maturity.  All outstanding principal and interest,
computed at 1% per month, is due and payable on or before
December 31, 2002. (1) (See Note 10)                              $2,482,279

Unsecured notes payable to a stockholder, principal
amount of $308,114 plus accrued interest of $77,426
(including accrued interest of $36,974 for the year
ended June 30, 2001 added to the balance of the notes).
All outstanding principal and interest, computed at 1%
per month, is due and payable on or before December 31,
2001.  The outstanding principal and accrued interest
due is convertible into shares of the Company's common
stock at a price of $1.80 per share, under certain
agreed upon conditions. Subsequent to June 30, 2001, the
conversion provisions of this note were amended.
(See Note 10)                                                        385,540

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Unsecured notes payable to various stockholders,
principal amount of $1,171,081 plus accrued interest
of $224,274 (included accrued interest of $134,628
for the year ended June 30, 2001 added to the balance
of the notes).  All outstanding principal and accrued
interest at 1% per month is due and payable on or before
December 31, 2001.  Under the terms of the agreement,
options or warrants held by these stockholders may be
exercised, as repayment for the existing notes.
Subsequent to June 30, 2001 conversion provisions of
these notes were amended.  (See Note 10)                           1,395,355

Unsecured notes payable to Southview,
principal amount of $500,000 plus accrued
interest of $17,643. All outstanding principal
and accrued interest at .67% per month is due
and payable on July 30, 2001.(2)(See Note 10)                        517,643
                                                                  ----------

Total notes payable - related parties (3)                          4,780,817

Less current maturities - Note payable related parties             2,298,538

                                                                  ----------
Total long-term debt - related parties                            $2,482,279
                                                                  ==========

(1) In August 2000, the LoTayLingKyur, Inc. note was cancelled and the balance was added to the LTLK Defined Benefit Plan and the Dublin Holding LTD. notes. In December 2000, the LTLK Defined Benefit Plan note was cancelled and
reissued as the Mark A. Smith   Rollover IRA and the Kelly Smith   Rollover
IRA notes. The Company amortized $1,209,887 of discount through June 30, 2001, resulting in a $ 1,209,884 discount balance at that time.

     During the year ended June 30, 2000, the Company exchanged its previous note obligation including related accrued interest for a total of $3,075,798, and extended the terms of the notes. In connection with the note exchange, The Company issued 1,172,426 shares of common stock valued at $3,089,343 and 2,735,660 Class Z warrants, exercisable into common stock at $13.50 per share through December 31, 2001, valued at $218,853, in exchange for 3,908,084 Class X warrants previously issued to the entities in connection with various events, including the original note issuances. The total value of the 3,908,084 warrants using the Black Scholes option-pricing model was $888,425, of which $349,492 related to the warrants issued with the original notes payable. On the date of the exchange, the Company expensed the remaining balance of the unamortized discount, and recorded a new discount of $2,419,771, representing the excess of the value of the stock and warrants issued over the value of the warrants surrendered. Additionally, a beneficial conversion feature of $656,027 was recorded and charged to interest expense as the Company's common stock price exceeded the $1.80 conversion price on the date the notes were exchanged.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) This note was extended on August 1, 2001 until proceeds from financing are available for repayment.

(3) This figure does not include Convertible Bridge Notes Payable purchased by Salvatore Zizza and Joseph Wright, directors of the Company, and D2, a company owned by David Mitchell. Convertible Bridge Notes Payable issued to D2 and D2 Trust Under Deferred Compensation Plan for D2CO, LLC as compensation to D2 are also not included in these amounts. See Note 2.

4.     Related Party Transactions

The Company's notes payable and equity transactions with stockholders and other related parties are included in Notes 3 and 7, respectively.

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement requires total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add monthly fees aggregating to $522,292 at June 30, 2001, to the balance of their convertible bridge notes payable (Note 3). Starting January 1, 2001 through March 31, 2001, $125,000 of the total management fee due was issued in the form of 2000 Convertible Bridge Notes to the Trust Under Deferred Compensation Plan For D2CO, LLC. From April 1, 2001 through June 30, 2001, $125,000 of the total management fee due was issued in the form of 2001 Convertible Bridge Notes to the Trust Under Deferred Compensation Plan For D2CO, LLC. In connection with the agreement the Company granted warrants exercisable into 2,500,000 shares of the Company's common stock at $2.50 per share through June 30, 2004. The warrants were valued at $2,333,687 using the Black Scholes option-pricing model and have been reflected as deferred consulting expense for the year ended June 30, 2000 in the accompanying Consolidated Statement of Stockholders' Deficit and are being amortized to consulting expense over the three year term of the agreement. In a separate transaction with D2, the Company issued warrants exercisable into 2,500,000 shares of the Company's common stock at $1.75 per share through December 31, 2004 for $500,000 in cash and a $500,000 non-recourse note receivable which bears interest at 8% per annum and is due December 31, 2004. The warrants were valued at $2,477,370 using the Black Scholes option-pricing model. The $1,477,370 value of the warrants in excess of the consideration received has been expensed in the accompanying Consolidated Statement of Operations for the year end June 30, 2000 (included in general and administrative expenses).

During August 2000, the Company amended the management agreement with D2, whereby the Company extended the consulting services for an additional year and issued 1,500,000 additional warrants (1,000,000 warrants exercisable at $3.50 per share and 500,000 exercisable at $6.00 share, both from January 1, 2002 until August 10, 2005). The Company valued the warrants issued under the Black Scholes option-pricing model and has added the value of $737,005 to the deferred consulting expense. During the year ended June 30, 2001, the Company recorded $320,591 to consulting expense as a result of amortizing the deferred consulting expense.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Effective December 1, 2000, the Company amended the D2 management and consulting agreement as follows:

     * extended the term of the agreement by another 18 months;
     * cancelled all outstanding warrants owned by D2 by agreeing to repay to D2 $1,000,000 with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable and accrued interest;
     * increased the annual base consideration from $240,000 to: calendar year 2001 - $500,000; calendar year 2002 - $600,000; and calendar year 2003 - $750,000;
     * agreed to pay future compensation on a deferred basis.

As a result of the cancellation of the D2 warrants, the Company wrote off the remaining deferred consulting expense of $2,361,153 to consulting expense as of December 1, 2000, recorded a payable to D2 and cancelled the non-recourse promissory note.

Effective January 8, 2001, Southview, Inc. ("Southview"), a corporation wholly owned by David J. Mitchell, Chairman, CEO and President of the Company, agreed to purchase warrants to purchase 6,500,000 shares of the Company's common stock for the sum of $500,000. Warrants to purchase 3,250,000 shares of common stock are exercisable at $1.00 per share and warrants to purchase another 3,250,000 shares of common stock are exercisable at varying prices between $1.00 and $2.00 per share, depending on the market price of the Company's common stock. All warrants purchased are exercisable from February 16, 2001 to February 16, 2006. The 6,500,000 warrants were valued using the Black Scholes model at $2,730,000, $2,230,000 of which was charged to expense as non-cash compensation in the year ended June 30, 2001.

During the year ended June 30, 2001 Southview advanced the Company $871,000 under a promissory note accruing interest at 8% per annum and due on July 30, 2001. Of this $871,000, the Company re-paid $371,000 on April 13, 2001 leaving a balance at June 30, 2001 of $517,643 including accrued interest of $17,643 added to the balance of the note.

In August 2000, the Company granted stock options and issued warrants to three members of the Company's Board of Directors for additional services to be performed by the directors. In total, options were granted to purchase 160,000 shares of common stock at $2.25 per share, exercisable immediately until December 31, 2003 and warrants were issued to purchase 100,000 shares of common stock at $2.375 per share, exercisable immediately until December 31, 2003. During the year ended June 30, 2001, the Company recorded $102,000 as consulting expense related to the options and warrants.

In June 2001, the Company granted stock options to a member of the Company's Board of Directors. In total, options were granted to purchase 20,000 shares of common stock at $1.50 per share, with 10,000 shares vesting on June 6, 2002 and 10,000 shares vesting on June 6, 2003, all shares are exercisable until December 31, 2005.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.     Income Taxes

The provision for income taxes consisted of the following:

Years Ended June 30,                       2001            2000
--------------------                   -----------      ----------

  Deferred benefit:
     Federal                           $ 5,282,000      $2,751,000
     State                               1,014,000         562,000
                                       -----------      ----------

                                         6,296,000       3,313,000


  Increase in valuation
    allowance                           (6,296,000)     (3,313,000)
                                       -----------     -----------

                                       $         -      $        -
                                       ===========      ==========


A reconciliation of the effective tax rate and the statutory U.S. federal income tax rate is as follows:

Years Ended June 30,                       2001            2000
--------------------                   -----------     -----------


  Benefit computed at the federal
    statutory rate
                                       $(5,288,000)    $(3,025,000)
  Change in valuation allowance          6,296,000       3,313,000
  State income tax benefit,
   net of federal tax amount            (1,081,000)       (618,000)
  Permanent differences                      6,000         275,000

  Other                                     67,000          55,000
                                       -----------     -----------

     Taxes on income                   $         -     $         -
                                       ===========     ===========

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Temporary differences that give rise to a significant portion of the deferred tax assets and liabilities are as follows:

Years Ended June 30,                       2001            2000
--------------------                   -----------     -----------

  Deferred tax asset:
   Net operating loss
    carryforwards                     $12,014,000      $ 8,285,000
   Accounts receivable
    allowance                               5,000            5,000
   Accrued liabilities                     14,000            9,000
   Compensation expense for
    common stock options and
    warrants not allowed for
    income tax purposes                 3,357,000          795,000
                                      -----------      -----------
  Deferred tax asset                   15,309,000        9,094,000
  Valuation allowance                 (15,390,000)      (9,094,000)
                                      -----------      -----------

  Net deferred tax asset
  (liability)                         $         -      $         -
                                      ===========      ===========


The valuation allowance of $15,390,000 at June 30, 2001 was established because the Company has not been able to determine that it is more likely than not that the deferred tax asset will be realized.

At June 30, 2001, the Company had net operating loss carryforwards of approximately $28,025,000 with expirations from 2004 through 2021. The utilization of certain of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Commitments and Contingencies

Leases

Rent expense for the years ended June 30, 2001 and 2000 was $247,059 and $95,519, respectively. The Company leases certain equipment, office space and operating facilities under noncancellable operating and capital leases. At June 30, 2001 future minimum rental commitments under operating and capital leases are as follows:

Years Ending June 30,                  Operating Leases      Capital Leases
---------------------                  ----------------      --------------

  2002                                    $  220,611             $ 13,896
  2003                                       210,858                3,122
  2004                                       214,539                  400
  2005                                       218,366                    0
  2006                                       240,394                    0
  Thereafter                               1,226,660                    0
                                           ---------            ---------

     Total minimum lease payments         $2,331,428             $ 17,418
                                           =========

Less amounts representing interest                                  1,277
                                                               ----------

Present value of minimum lease
  payments                                                         16,141

Less current maturities                                            12,893
                                                               ----------

Long-term obligation, net                                  $        3,248
                                                               ==========

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employment Agreements

As of June 30, 2001 there are two employment agreements with officers for a period commencing December 1, 1997 and ending December 31, 2002. The agreements each provide for base salaries of $150,000 per year and various benefits, with annual reviews for increases, bonuses and benefits. Of the base salaries, $30,000 to $50,000 may be accrued annually and paid when the Company has sufficient cash flow from future operations. One of these agreements was terminated August 31, 2001. (See Note 10.)

7.     Stockholders' Deficit

Private Placements - Common Stock and Warrants

During the years ended June 30, 2001 and 2000, the Company issued, for cash consideration, -0- and 282,686 shares of restricted common stock for $0 and $426,460, respectively.

During the years ended June 30, 2001 and 2000, in connection with the Company's private placements of its convertible notes payable (Note 2), the Company issued 758,138 and 1,213,500 warrants with a value of $737,809 and $1,110,118, respectively. These values were obtained using the Black Scholes model of pricing, and have been charged to stockholders' deficit, and are reflected as a discount on the convertible notes. Increases in value totaling $213,172 have been made to the warrants issued during the year ending June 30, 2001 due to various changes in terms of these warrants.

Common Stock Issued for Services

During the years ended June 30, 2001 and 2000, the Company issued 30,000 and 294,762 shares of its common stock in return for services totaling $52,175 and $643,503, respectively. Of the shares issued in fiscal 2000, 36,000 shares of common stock valued at $90,000 were issued as compensation to certain employees and have been reflected as unearned compensation at June 30, 2000 to be amortized through stockholders' deficit to expense over the one year contract terms. As of February 28, 2001, 16,200 of these shares of common stock valued at $40,500 were cancelled in accordance with termination agreements with these employees.

During October 1999, the Company issued 60,000 shares of common stock to two employees and received short-term notes receivable for the value of the stock ($127,605). The employees repaid the notes during the year ended June 30, 2000.

During the year ended June 30, 2001, certain holders of Class X warrants and Class Z warrants exchanged 634,656 Class X warrants and 6,323,884 Class Z warrants for 1,145,128 shares of restricted common stock. For the year ended June 30, 2001, the Company recorded $2,179,182 as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.     Stock Option Plan and Warrants

The 1994 Incentive Plan (the "Plan") provides for incentive stock options to be granted to employees. Options to purchase up to 2,380,553 shares of the Company's common stock (or 20% of the Company's outstanding stock which ever is greater) may be granted under the Plan. Terms of exercise and expiration of options granted under the Plan may be established at the discretion of an administrative committee appointed to administer the Plan, or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than ten years. As of June 30, 2001, options to purchase 879,001 shares of the Company's common stock are outstanding under the Plan.

The 1996 Non-employee Director Stock Plan ("the Director Plan") provides for each non-employee director to receive annually, an option to purchase 5,000 shares of the Company's common stock at an exercise price of 50% of the average market price of the Company's common stock for the preceding twelve months. The options were ultimately issued with an exercise price equal to the market value of the Company's common stock at its issuance date, and therefore no compensation had been recorded. No option may be exercisable for more than five years. Options to purchase up to 100,000 shares of the Company's common stock may be granted under the Director Plan. As of June 30, 2001, options to purchase 43,336 shares of the Company's common stock are outstanding under the Director Plan.

In April 2000, the Company established the 2000 Incentive Plan (the "2000 Plan"), which provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 1,000,000 shares of the Company's common stock may be granted under the 2000 Plan. Terms of exercise and expiration of options granted under the 2000 Plan may be established at the discretion of an administrative committee appointed to administer the 2000 Plan, but no option may be exercisable for more than five years. As of June 30, 2001, options to purchase 982,627 shares of the Company's common stock are outstanding under the 2000 Plan.

In June 2001, the Company established the 2001 Incentive Plan (the "2001 Plan"), which provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 1,500,000 shares of the Company's common stock may be granted under the 2001 Plan. Terms of exercise and expiration of options granted under the 2001 Plan may be established at the discretion of an administrative committee appointed to administer the 2001 Plan, but no option may be exercisable for more than ten years. As of June 30, 2001, no options are outstanding under the 2001 Plan.

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

The following table provides detail as to Pro forma amounts:

Years Ended June 30,                         2001               2000
--------------------                      -----------        -----------

Net loss as reported                     $(15,553,223)       $(8,897,385)

Net loss pro forma                        (16,095,907)        (9,597,939)

Loss per share basic and diluted,
 as reported                                    (1.20)              (.79)

Loss per share basic and diluted,
 pro forma                                      (1.24)              (.86)



Years Ended June 30,                         2001               2000
--------------------                      -----------        -----------

Dividend yield                                      0%                 0%
Expected volatility                                60%                74%
Risk free interest rates                 4.09 to 6.02%      5.55 to 6.66%
Expected lives in years                 .50 to 5 years     .50 to 5 years

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the status of the Company's stock option plan and warrants issued as of June 30, 2001 and 2000 are presented below:

                               Options                        Warrants
                      -----------------------------   -----------------------------
                                    Weighted                         Weighted
                                    Average                          Average
                       Shares       Exercise Price       Shares      Exercise Price
                      ---------     --------------     ----------    --------------
Outstanding,
 July 1, 1999           504,850         $5.87           8,430,649       $10.14
   Granted            1,453,094          3.94          10,407,868         5.74
   Canceled                   -             -          (4,769,344)        7.33
   Exercised           (171,499)         6.03                                -
                      ---------         -----          ----------        -----

Outstanding
 July 1, 2000         1,786,445          4.28          14,069,173         7.77
   Granted              979,357          1.95           8,886,513         1.81
   Exercised              5,727          2.00                   -            -
   Canceled             855,111          6.39          13,558,078         7.99
                      ---------         -----          ----------        -----

Outstanding
  June 30, 2001       1,904,964         $2.16           9,397,608         1.68
                      =========         =====          ==========        =====

Exercisable
  June 30, 2000       1,176,338         $3.48          14,069,173        $7.77
                      =========         =====          ==========        =====

Exercisable
  June 30, 2001       1,561,434         $2.22           9,397,608         1.68
                      =========         =====          ==========        =====



                                                 Options            Warrants
                                                 -------            --------

Weighted average fair value of options and
 warrants granted during 2000                     $0.55               $0.67

Weighted average fair value of options and
 warrants granted during 2001                     $0.82               $0.56


                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes information about exercisable stock options and warrants at June 30, 2001:

                                       Outstanding                          Exercisable
                           --------------------------------------    -----------------------
                                          Weighted
                                          Average        Weighted                   Weighted
            Range of                      Remaining      Average                    Average
            Exercisable     Number        Contractual    Exercise    Number         Exercise
            Prices          Outstanding   Life           Price       Exercisable    Price
            -----------     -----------   -----------    --------    -----------    --------
Options     $1.55-2.25        1,443,851       3.13       $ 2.06        1,175,321    $  2.12
             2.50-3.04          461,113       3.45         2.57          386,113       2.54
            -----------     -----------   -----------    --------    -----------    --------

            $1.50-3.04        1,904,964       3.21       $ 2.16        1,561,434    $  2.22
            ===========     ===========   ===========    ========    ===========    ========

Warrants    1.00 - 2.50       8,890,138       5.81       $ 1.36        8,890,138    $  1.36
            2.70 - 3.60          17,031       0.39         2.70           17,031       2.70
            4.50 - 5.40          29,260       2.10         5.06           29,260       5.06
            7.20 -11.25         461,179       4.00         8.00          461,179       8.00
            -----------     -----------   -----------    --------    -----------    --------
             1.00-11.25       9,397,608       5.70        $1.68        9,397,608    $  1.68
            ===========     ===========   ===========    ========    ===========    ========



                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 9.     Change in Accounting Principle

During the year ended June 30, 2001, the Company adopted Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company has modified the previous calculation of the beneficial conversion features associated with previously issued convertible bridge notes. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in the financing to the convertible instruments and to any detachable warrants issued in the transactions, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the term of the instrument to the fair value of the issuer's stock at the commitment date.

As a result of the issuance of EITF 00-27, effective October 1, 2000, the Company has recorded an additional warrant discount on the Note of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. Since the notes automatically convert into common stock one year from the date of issuance, the Company has recorded $481,250 as a cumulative effect of change in accounting principle and $262,500 as interest expense of the Note for the three months ended December 31, 2000, which represents the amortization of the new warrant discount in that period. The remaining discount of $306,250 will be amortized to interest expense over the remaining conversion period.

10.     Subsequent Events

(a) Severance Agreements. On September 6, 2001, the Company entered into severance agreements with Jon Northrop and the only other employee that remained in the Company's Denver, Colorado office. As a result, the Company no longer has any employees in Denver, although the Company will continue to have a small office in Denver which will be used by Mr. Northrop in his capacity as our consultant.

(b) Restructuring of Notes to Related Parties and Cancellation of Options and Warrants. On September 6, 2001, the Company has amended the terms of certain notes that it owes to certain related parties and has cancelled certain outstanding options and warrants held by them. The accrued amounts due under the notes that were amended are as follows:

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Holder                          Amount of Accrued Debt
                                  (Accrued to November 1, 2001)

     Jon Northrop                            $  337,466
     Jere Northrop                           $  297,531
     Harley Northrop                         $  397,865
     Northrop Family Trust                   $  136,150
     Edward A. Hennig                        $  159,173
     M. Duane Stutzman                       $  181,106
     William J. Crossetta                    $  279,000
     S. Craig Scott                          $   49,804
     Dublin Holding Ltd.                     $3,682,944
     Mark Smith Rollover IRA                 $  393,556
     Kelly Smith Rollover IRA                $  339,870
          TOTAL                              $6,254,465


     As the result of these amendments the Company now has approximately $14.2 million of debt (without non-cash discounts reflected in the balance sheet) in instruments (including accrued interest to November 1, 2001)that are now all convertible at the same time and at the same price, subject to conversion price caps which differ for the various debt instruments from $1.80 to $2.50 per share. The provisions of the agreements vary for each debt holder, with cancellations of certain options and warrants. All of the subject debt is convertible to shares of Common Stock on or before April 29, 2002, subject to certain conditions precedent.

(c) D2 Agreements. On September 6, 2001, the Company entered into an agreement with D2, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, the Company's President and CEO
(collectively "D2") in which, among other things, the Company agreed to:

          - provide that certain compensation to D2 be paid in a deferred manner to the Deferred Trust under the Deferred Compensation Plan to D2 Co., LLC.

          - amend certain Southview warrants ("SV1" and "SV2") so that upon earlier of (i) completion of financing or series of financings large enough to "trigger" the conversion of the Company's outstanding Bridge Notes and 2001 Convertible Notes

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            (collectively "CV Notes") into the Company's common stock; or (ii) conversion of the CV Notes into the Company's common stock on April 29, 2002, the outstanding Class SV1 and SV2 Warrants owned by D2 will be adjusted ("Adjusted Warrants") so that D2 owns Adjusted Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the "fully-diluted" outstanding shares, calculated by including (i) the Adjusted Warrants, (ii) the securities issued in the conversion of the CV Notes and other notes, (iii) the securities issued in connection with the subject financing, and (iv) other outstanding options, warrants and/or convertible promissory notes which are exercisable or conver-tible, as applicable, at a price equal to or lower than the exercise price of the Adjusted Warrants, which Adjusted Warrants will have the same expiration date as the current SV1 and SV2 Warrants and will have an exercise price equal to the lower of $1.00 per share or the conversion price of the CV Notes;
            provided, however, that for purposes of calculating the number of Adjusted Warrants, no securities outstanding related to any portion of a financing aggregating greater than $10,000,000 will be included in the calculation. As partial consideration for Bion agreeing to the adjustment to the warrants, Southview agreed to extend the term of the outstanding promissory note
            (with an accrued balance of $521,039 as of July 31, 2001)so that such promissory note could be repaid from the proceeds of a new financing.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.     Segment Information

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

Year Ended June 30,                       2001                  2000
                                      ------------          -----------
Revenues:
  Soil                                $     74,322          $   135,945
  Systems                                   10,000               22,500
                                      ------------          -----------
                                      $     84,322          $   158,445
                                      ============          ===========
Operating Income (Loss):
  Soil                                $ (5,320,737)         $(3,017,623)
  Systems                               (6,721,219)          (3,591,619)
                                      ------------          -----------
                                      $(12,041,956)         $(6,609,242)
                                      ============          ===========
Depreciation and amortization:
  Soil                                $     48,225          $    49,024
  Systems                                   28,729               11,895
                                      ------------          -----------
                                      $     76,954          $    60,919
                                      ============          ===========
Total Assets:
  Soil                                $    842,146          $ 1,460,812
  Systems                                  840,516            1,474,437
                                      ------------          -----------
                                      $  1,682,662          $ 2,935,249
                                      ============          ===========
Expenditures for additions and
 long-lived assets:
  Soil                                $     24,414          $    95,379
  Systems                                   34,940                    -
                                      ------------          -----------
                                      $     59,354          $    95,379
                                      ============          ===========

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     Fiscal Year 2000 Fourth Quarter Adjustments

The Company recorded in the quarter ended June 30, 2000 certain adjustments relative to non-cash interest expense related to the valuations of detachable warrants issued with certain promissory notes payable and the beneficial conversion feature of certain related party notes payable amounting to $1.6 million, non-cash miscellaneous expense related to the excess of the valuation of warrants purchased over the purchase consideration received by the Company amounting to $1.5 million and non-cash consulting expense related to the valuation of warrants issued for consulting services amounting to $533,000.
Of the aggregate amount, approximately $180,000, $2.4 million and $396,000 relate to the first, second and third quarters, respectively. The Company filed amended Forms 10-QSB for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000.

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

                                       BION ENVIRONMENTAL TECHNOLOGIES, INC.


Date:  October 9, 2001                 By: /s/ David J. Mitchell
                                           ---------------------------------
                                           David J. Mitchell, President

     In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name and Capacity                              Date

/s/ David J. Mitchell                      October 9, 2001
-------------------------------
David J. Mitchell, Chairman,
Chief Executive Officer
President & Director


/s/ David Fuller                           October 9, 2001
-------------------------------
David Fuller, Principal
Accounting Officer


/s/ Mark A. Smith                          October 9, 2001
-------------------------------
Mark A. Smith, Director


/s/ Jere Northrop                          October 9, 2001
-------------------------------
Jere Northrop, Director


/s/ Salvatore J. Zizza                     October 9, 2001
-------------------------------
Salvatore J. Zizza, Director


/s/ Andrew G. Gould                        October 9, 2001
-------------------------------
Andrew G. Gould, Director


/s/ Joseph R. Wright, Jr.                  October 9, 2001
-------------------------------
Joseph R. Wright, Jr., Director