Form 10KSB/A
period 2001-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-10-25
CIK 875729

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-KSB/A

                               AMENDMENT NO. 1

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _________ TO
     _________

                         Commission file number: 0-19333

                       Bion Environmental Technologies, Inc.
              (Exact name of registrant as specified in its charter)

            Colorado                              84-1176672
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

                         18 East 50th Street, 10th Floor
                              New York, NY  10022
         (Address of principal executive offices, including zip code)

                                (212) 758-6622
              (Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:

                           Common Stock, no par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended June 30, 2001 were $84,322.

The aggregate market value as of September 25, 2001 of voting stock held by non-affiliates of the Registrant was $8,048,000 based upon the average of the closing bid and asked prices on the OTC Electronic Bulletin Board on that date.

As of September 25, 2001, 13,153,831 shares of Registrant's Common Stock, no par value, were issued and outstanding.

Documents incorporated by reference:  None

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

                                                         Period of Service
Name                  Age   Position(s)                  as Director
----                  ---   -----------                  -----------------
David J. Mitchell     40    Chairman(1),                 December 23, 1999 to
                            Chief Executive Officer,     Present
                            President
                            and Director


Mark A. Smith         51    Secretary and Director        May 21, 1999 to
                                                          Present

Jere Northrop         59    Senior Technology Director    April 9, 1992 to
                            and Director                  Present

Salvatore J. Zizza    55    Director                      December 23, 1999 to
                                                          Present

Andrew G. Gould       47    Director                      August 10, 2000 to
                                                          Present
Joseph R. Wright, Jr. 46    Director                      June 6, 2001 to
                                                          Present

David Fuller          45    Principal Accounting Officer  None

------------------------

(1) David J. Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.

     David J. Mitchell has been our Chairman since September 6, 2001, our Chief Executive Officer and a Director since December 23, 1999 and our President since August 10, 2000. Since January 1991, Mr. Mitchell has been the President of Mitchell & Co., Ltd., a merchant banking company he founded. Mr. Mitchell is the immediate past president of AmeriCash, a national network of ATM machines. Over the last 10 years Mr. Mitchell has held various executive positions primarily in investment banking and brokerage firms. He currently serves as a director of Kellstrom Industries, Inc., a NASDAQ listed company in the business of selling jet engine parts. Mr. Mitchell is also a director of Centerpoint Corporation. Mr. Mitchell also serves as a director of several private companies and not-for-profit universities and foundations.

     Mark A. Smith has been a Director since May 21, 1999 and served as our Chairman from May 1999 to September 2001. He also serves as our Secretary.

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

       Jere Northrop has been our Chief Technology Officer since May 21, 1999 and a Director since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to July 23, 1999. Prior to founding Bion he had ten years experience in the management of operations and process control at a large municipal advanced wastewater treatment plant in Amherst, New York (1979-1989). He also has twenty-five years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelor's degree in biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at both the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York.

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

     Joseph Wright has been a Director of Bion since June 6, 2001. Mr. Wright is President and Chief Executive Officer of PAN-AM SAT Corporation. In addition, Mr. Wright serves as Vice Chairman and Director of Terremark Worldwide Inc., Vice Chairman/Director of Jefferson Consulting Group, Co-Chairman/Director of Baker & Taylor Holdings and as a member of AT&T

Government Markets Advisory Board. From 1989 through 1992 Mr. Wright served as Vice Chairman, Executive Vice President and Director of W.R. Grace & Company, Chairman and Director of Grace Energy Corporation and President of Grace Environmental Company. Additionally, he served extensively in the Federal Government culminating with service as Director of the Federal Office of Management and Budget under President Reagan.

     David Fuller has served as our Principal Accounting Officer since April 2001. From January 2001 to April 2001, Mr. Fuller was a consultant to several companies, including Bion. From March 1994 to December 2000, he was the Chief Financial Officer of Hyman Beck & Company, Inc., an international money management firm. From July 1991 to February 1994, Mr. Fuller was Senior Financial Officer of Link Strategic Investors Inc. (and Bearbull Investment Products (USA), its predecessor company), an international investment management firm. From January 1989 to July 1991, he was Controller of Rayner & Stonington, L.P., a commodity trading company and a registered commodity trading advisor. From October 1984 to December 1988, Mr. Fuller was Controller and Assistant Treasurer of Gill & Duffus Inc., members of the Coffee, Sugar & Cocoa Exchange, Inc. Mr. Fuller began his career in 1978 in public accounting and is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants. Mr. Fuller graduated from Lehigh University in May 1978 with a B.S. degree in Accounting.

     We have an Executive Committee, which currently consists of Mark A. Smith and David J. Mitchell, which was established on December 23, 1999. See our Form 8-K dated December 11, 1999. On August 10, 2000, we reestablished the Audit and Compensation Committees of which Salvatore Zizza is currently the only member.

     Family Relationships
     --------------------

     There are currently no family relationships among our Directors and Executive Officers.

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


Compliance with Section 16(a) of the Exchange Act of 1934
---------------------------------------------------------

     Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us during the fiscal year ended June 30, 2001, and certain investment representations, no one who was a director, officer or beneficial owner of more than ten percent (10%) of our Common Stock failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the fiscal year, except as follows: David Fuller, an officer, filed a Form 3 and a Form 4 late, Andrew G. Gould, a director, filed a Form 4 late; and Salvatore
J. Zizza, a director, filed a Form 4 late.

Advisory Board
--------------

     On June 6, 2001, our Board of Directors authorized the formation of an Advisory Board to consist of up to 15 members and determined that up to 300,000 options, in aggregate, be made available as compensation for Advisory Board members over the next two years, subject to Board of Directors' ratification on a case-by-case basis.

     We currently have four persons on our Advisory Board.  They are:

     Dan Glickman, former U.S. Agriculture Secretary, who served as a member of President Clinton's Cabinet for six years and whose service prior to that position included 18 years as a member of the U.S. House of Representatives.

     Jon D. Howard, Managing Director at Bear Stearns & Co. Inc. and head of Bear Stearns Merchant Banking Group whose prior experience includes executive positions with Vestar Capital Partners, Inc. and Wesray Capital Corporation. Mr. Howard is a director of Acropostal, Inc., Dyersberg Corporation, Integrated Circuit System, Inc., and Nice-Pac Holdings, Inc.

     Victor L. Lechtenberg, Ph.D., Dean of Agriculture at Purdue University -- a premier land grant college of agriculture. Dr. Lechtenberg is chairman of the National Agricultural Research, Extension, Education and Economics Advisory Board.

     William Spier, former Vice Chairman of Phibro-Salomon, an international commodity trading and investment banking firm. Mr. Spier also serves as a director of Keystone Consolidated Industries and Empire Resources, Inc.















ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation
--------------------

     The following table shows the aggregate direct remuneration for the fiscal years ended June 30, 2001, 2000, and 1999 to each executive officer and two additional individuals:

                                              Summary Compensation Table
                                              --------------------------
                                                                            Long Term Compensation
                                                                  ----------------------------------------
                             Annual Compensation                       Awards(11)             Payouts
                      ----------------------------------          ----------------------  ----------------
                                                                            Securities             All
                                                   Other                     Underlying            Other
                                                   Annual         Restricted  Options/     LTIP   Compen-
Name and Principal           Salary(1)             Compen-         Stock       SARs      Payouts  sation
    Position          Year     ($)      Bonus($)   sation($)      Award(s)      (#)        ($)      ($)
------------------    ----   ---------  --------   ------------   ---------  ----------  -------  -------

David J. Mitchell(A)  2001   370,000(2)        0   2,230,000(4)           0           0        0        0
 Chief Executive      2000   120,000(3)        0           0              0           0        0        0
 Officer and
 President

Mark A. Smith(A)      2001         0           0           0              0           0        0        0
 Chairman             2000   600,000(5)        0           0              0           0        0        0
 Director             1999    26,667(6)        0           0              0     626,667        0        0

Jon Northrop(B)       2001   150,000           0           0              0           0        0        0
 Executive V.P.       2000   150,000           0           0              0           0        0        0
 Asst. Secretary      1999   150,000(7)        0           0              0           0        0        0
 Director

Jere Northrop         2001   150,000           0           0              0           0        0        0
 Chief Technology     2000   150,000           0           0              0           0        0        0
 Officer              1999   150,000(7)        0           0              0           0        0        0

Craig Scott           2001    33,500(8)        0           0              0           0        0        0
                      2000   132,000           0           0        150,000           0        0        0
                      1999   132,000           0           0         10,000           0        0        0

M. Duane Stutzman     2001   120,000(9)        0           0              0           0        0        0
                      2000   120,000           0           0         75,000           0        0        0
                      1999   120,000(10)       0           0        227,452           0        0        0
------------------

 (A) David Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.
 (B)  Jon Northrop resigned from the Company on August 31,2001.


 (1) Includes compensation paid by Bion Technologies, Inc., our wholly owned subsidiary.
 (2) Includes compensation of $120,000 that has been added to the balance of the 2000 D2 Convertible Bridge Note; compensation of $125,000 has been added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC; and compensation of $125,000 has been added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC.
 (3) Compensation for the period January 1, 2000 (inception of agreement), through June 30, 2000, which has been added to the balance of the D2 2000 Convertible Bridge Note.
 (4) Represents the difference between the value of warrants to purchase 6,500,000 shares purchased by Southview, Inc., a company owned by David J. Mitchell, and the amount paid therefor.

 (5) Consulting fees received according to the agreements between LoTayLingKyur,Inc., Mark A. Smith, and Bion as reported in our Forms 8-K dated December 11, 1999, (Item 10.4) and May 21, 1999, (Item 5.1).
 (6) Compensation for the period May 21, 1999 (inception of agreement), through June 30, 1999.
 (7)  Management deferred and accrued $50,000 of fiscal year
      1999 salary as a liability to conserve cash.
 (8)  The employment of Craig Scott was terminated on April 15, 2001.
 (9) The employment of Duane Stutzman was terminated on December 31, 2000. The salary amount for 2001 includes $60,000 in severance pay through June 30, 2001.
(10) Management deferred and accrued $30,000 of fiscal year 1999 salary as a liability to conserve cash.
(11) Does not include any options or warrants received in financing transactions or otherwise purchased.


Compensation of Directors
-------------------------

     Effective September 1, 1993, until December 31, 1999, outside directors were compensated at a rate of $75 per month for their contributions. Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board.

     During the fiscal year ended June 30, 2001, we granted, pursuant to our 2000 Incentive Plan, the following options to our outside directors:

                            Number of     Exercise     Expiration
     Name of Director        Shares        Price          Date
     ----------------       ---------     --------     ----------

     Ronald G. Cullis*       10,000        $2.25        12/31/03

     Andrew Gould            75,000        $2.25        12/31/03

     Salvatore Zizza         75,000        $2.25        12/31/03

     Joseph Wright           20,000        $1.50        12/31/05

------------------

* Mr. Cullis resigned effective September 6, 2001.

Employment Contracts and Termination of Employment and Change in
Control Arrangements
----------------------------------------------------------------

     On December 1, 1997, we entered into separate employment agreements with Jon Northrop, Jere Northrop and M. Duane Stutzman pursuant to which Jon Northrop and Jere Northrop were each entitled to receive an annual salary of $150,000 and M. Duane Stutzman was entitled to receive an annual salary of $120,000. All of the employment agreements were for the period beginning on December 1, 1997, and ending on December 31, 2002. The employment agreement with Duane Stutzman was terminated December 31, 2000. The employment agreement with Jon Northrop was terminated August 31, 2001.

     The remaining employment agreement provides that Jere Northrop's compensation will be reviewed no less than once per year with a view to making such increases in his salary or declaring such bonuses or other benefits as may be merited and warranted in light of factors considered pertinent by our Board of Directors. Mr. Northrop is entitled to receive free of cost parking for his automobile, health, hospitalization and life insurance with coverage exceeding or equal to that which was then in force through us, as well as such other benefits as our Board may deem appropriate from time to time. The subject agreement provides that in the event Mr. Northrop is terminated by us for any reason other than "for cause," he will continue to be compensated by us for the duration of the term of the agreement. The agreement also provides that in the event that we have a change in control at any time during his term, as a result of which the Board of Directors appoints any person other than Mr. Northrop to serve in the capacity for which he is entitled to receive compensation under his agreement, Mr. Northrop will nevertheless be entitled to receive all of his compensation and benefits under his agreement regardless of whether he continues to perform any services for us. In addition, the agreement provides that in the event that Jere Northrop is terminated upon death or disability, terminated without cause, or terminated upon change in management, all warrants, options or shares issued but unvested at the date of termination will become fully vested as of the date of termination.

     On May 21, 1999, we also entered into a consulting agreement with Mark A. Smith and LTLK to perform consulting services for us during the period beginning on May 21, 1999, and ending on December 31, 2001. In accordance with the consulting agreement, LTLK received compensation in the form of a convertible promissory note in the amount of $626,667 and warrants to purchase 626,667 shares of our Common Stock. The terms of the promissory note and warrants were later modified when the transaction with D2 was consummated (see "Certain Relationships and Related Transactions").

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

    Effective December 1, 2000, the Company amended the D2 management and consulting agreement by extending the term of the agreement by 18 months, canceling all outstanding warrants owned by D2 by agreeing to repay to D2 $1,000,000 with $500,000 cash and cancellation of the existing
$500,000 non-recourse promissory note receivable and accrued interest and increasing the annual base consideration from $240,000 as follows: calendar year 2001 - $500,000; calendar year 2002 - $600,000; and calendar year 2003 -
$750,000.  See our Form 8-K dated December 1, 2000.


     The original agreement and amendments may be referenced in our Forms 8-K dated December 11, 1999, August 3, 2000, December 1, 2000 and September 6, 2001.

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

     On June 5, 2001, the Board of Directors adopted the 2001 Incentive Plan ("2001 Plan"), which will be submitted for ratification by our shareholders at the next meeting of the shareholders. The maximum number of shares of Common Stock, that may be issued under the 2001 Plan is 1,500,000 shares. See
Exhibit 10.12 to our Form 8-K dated September 6, 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Security
Ownership of Management
------------------------------------------------------------

     The following table sets forth information as of September 30, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock by (i) each person known by management to be the owner of more than 5% of the outstanding Common Stock;
(ii) each officer and director; and (iii) all officers and directors as a group:

Name and Address of          Amount and Nature of
Beneficial Owner               Beneficial Owner        Percent of Class
-------------------          --------------------      ----------------

David J. Mitchell                12,946,389(1)              58.5%
18 E. 50th Street
10th Floor
New York, NY  10022

Mark A. Smith                     6,396,389(2)              41.0%
409 Spruce Street
Boulder, CO  80302

Jere Northrop                       757,092(3)               5.8%
1961 Tonawanda Creek Rd.
Amherst, NY  14228

Jon Northrop                        699,390(4)               5.3%
Suite 600
26 West Dry Creek Circle
Littleton, CO  80120

Southview, Inc.                   6,500,000(5)              33.1%
18 E. 50th Street
10th Floor
New York, NY  10022

LoTayLingKyur Foundation          1,716,186                 13.1%
409 Spruce Street
Boulder, CO  80302

Dublin Holding, Ltd.              3,611,411(6)              23.8%
C/O Amerilawyer, Ltd.
Attn: Lloyd Rodney, Esq.
Harbor House
P.O. Box 120, Grand Turk
Turks & Caicos Isl., B.W.I.

Salvatore J. Zizza                  219,550(7)               1.6%
810 Seventh Ave., 27th Floor
New York, NY  10019

Andrew G. Gould                      77,363(8)               0.6%
c/o Bion Environmental
  Technologies
18 E. 50th Street, 10th Floor
New York, NY  10022

Joseph Wright                        29,550(9)               0.2%
c/o Bion Environmental
  Technologies
18 E. 50th Street, 10th Floor
New York, NY  10022

David Fuller                         14,167(10)              0.1%
18 E. 50th Street, 10th Floor
New York, NY  10022

Management as a Group             14,044,111(11)            62.5%
(7 persons)

                                           10


------------------
(1) Includes warrants owned by Southview, Inc., a corporation wholly owned by David Mitchell, to purchase 6,500,000 shares of Common Stock exercisable until February 16, 2006 and 30,000 shares underlying bridge warrants held by D2. Also includes 20,000 shares held by a minor child of David Mitchell. Also includes shares over which David Mitchell holds voting control through a voting agreement involving shares beneficially owned by Mark A. Smith including LoTayLingKyur, Inc. ("LTLK") (owned by Mr. Smith and his wife), the LoTayLingKyur Foundation (operated by Mr. Smith) and Dublin Holding, Ltd. ("DHL") (voted by Mr. Smith). Does not include a minimum of 259,832 shares issuable upon the conversion of convertible notes held by D2 and a trust for D2's benefit since neither D2 nor the trust have the right to convert such notes within 60 days. See our Forms 8-K dated December 11, 1999, April 13, 1999, August 10, 2000, December 1, 2000, and September 6, 2001, and Item 12 herein.

(2) Includes 34,154 shares held directly by Mark Smith; 389,672 shares held jointly with his wife; 52,400 shares held by his wife; 72,079 shares held by Mark A. Smith IRA Rollover; 55,875 shares held by Kelly Smith IRA Rollover; 1,716,186 shares held by LoTayLingKyur Foundation which is controlled by Mark Smith; 57,152 shares held by LoTayLingKyur, Inc. which is owned by Mark A. Smith and his wife; 1,565,331 shares held by Dublin Holding, Ltd. which is controlled by Mark Smith. Also includes 2,453,540 shares which represents the minimum number of shares issuable upon the conversion of convertible notes held by Mark A. Smith IRA Rollover, Kelly Smith IRA Rollover and Dublin Holding Ltd.

(3) Includes 381,336 shares held directly by Jere Northrop; 359,010 shares held by his wife; and 16,746 shares held by a family trust. Does not include a minimum of 131,214 shares issuable upon the conversion of convertible notes held by Jere Northrop since he does not have the right to convert such notes within 60 days. Does not include shares owned by an adult child of Jere Northrop, 15,080 shares owned by the Jere and Lynn Northrop Family Foundation, and 79,052 shares owned by the Jere Northrop Family trust, for each of which Mr. Northrop disclaims beneficial ownership.

(4) Includes 388,004 shares held directly by Jon Northrop; 204,640 shares held by his wife; and 16,346 shares held by a family trust. Also includes 90,000 shares underlying options held by Jon Northrop. Does not include a minimum of 148,839 shares issuable upon conversion of convertible notes held by Jon Northrop since he does not have the right to convert such notes within 60 days.

(5) Southview, Inc., a corporation wholly owned by David Mitchell, owns warrants to purchase 6,500,000 shares of Common Stock at prices ranging from $1.00 to $2.00 through February 16, 2006. See Forms 8-K dated December 1, 2000 and September 6, 2001, and Item 12 herein.

(6) Includes 1,565,331 shares held directly by Dublin Holding, Ltd. and 2,046,080 shares which represents the minimum number of shares issuable upon the conversion of convertible notes held by Dublin Holdings, Ltd.


(7) Includes options held by Mr. Zizza to purchase 75,000 shares of Common Stock at $2.25 per share until December 31, 2003; shares underlying J1 bridge warrants to purchase 15,000 shares of Common Stock at $1.50 per share until December 31, 2004; shares underlying a J2 warrant to purchase 100,000 shares of Common Stock at $2.375 per share until December 31, 2004; and shares underlying an underlying J1B bridge warrant to purchase 29,550 shares of Common Stock at $1.50 per share until December 31, 2004. Does not include a minimum of 63,876 shares issuable upon the conversion of convertible notes held by Mr. Zizza since he does not have the right to convert such notes within 60 days.

(8) Includes options held by Mr. Gould to purchase 75,000 shares of Common Stock at $2.25 per share until December 31, 2003; and 2,363 shares underlying warrants. Does not include a minimum of 3,252 shares issuable upon the conversion of a convertible note held by Mr. Gould since he does not have the right to convert such note within 60 days.

(9) Includes warrants held by Mr. Wright to purchase 29,550 shares of Common Stock. Does not include a minimum of 40,823 shares issuable upon the conversion of a convertible note held by Mr. Wright since he does not have the right to convert such note within 60 days.

(10) Includes options to purchase 14,167 shares of Common Stock at $1.85 per share until December 31, 2003.

(11) Includes 9,324,170 shares underlying options and warrants exercisable within sixty days and notes that are convertible within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following is a list of certain relationships and related party transactions in the previous two years:

     During the period beginning July 1, 1999, we entered into numerous transactions with Mark A. Smith (our Chairman) and/or entities controlled hy him: LoTayLingKyur, Inc. ("LTLK"), LTLK Defined Benefit Plan, LoTayLingKyur Foundation, and Dublin Holding Ltd. (collectively "First Parties"), including the following:

       i) From July 1, 1999, to December 21, 1999, we received advances from LTLK, aggregating $1,035,681, for which LTLK received convertible notes (plus one Class X Warrant for each $1.00 advanced).

      ii) Effective December 20, 1999, pursuant to an agreement between First Parties and us, (see our Form 8-K dated December 11, 1999):

          (a) First Parties exchanged all the convertible promissory notes for new convertible promissory notes with aggregate principal of $3,075,797.85 (which amount equaled the principal plus accrued interest of the prior promissory notes) due at December 31, 2002;
          (b) we received the right to convert such new notes to Common Stock under specific conditions;
          (c) First Parties' Class X Warrants were exchanged for 0.3 restricted shares of Common Stock plus 0.7 Class Z Warrants for each Class X (in aggregate, 1,172,426 restricted shares of Common Stock and 2,735,660 Class Z Warrants were issued and exchanged for 3,908,084 Class X Warrants); and
          (d) First Parties agreed to participate in and support a future registered warrant exchange on specified terms and conditions.


     iii) Commencing August 3, 2000, and at various other effective dates through the month of August 2000, the First Parties (and certain related holders of our Class X Warrants and Class Z Warrants) exchanged, in aggregate, 165,198 Class X Warrants and 5,425,440 Class Z Warrants for 863,399 restricted shares of our Common Stock. This exchange occurred pursuant to an agreement we had with the warrant holders dated December 20, 1999. See our Form 8-K dated December 11, 1999, Exhibits 10.4, 10.9, and 10.13. Mark A. Smith, Chairman, (and affiliates and extended family members of Mr. Smith) participated in this warrant exchange agreement. For further details see our Form 8-K dated August 3, 2000, and Exhibit 99.4 thereto.

     On December 23, 1999, we entered into the following transactions with D2 Co., LLC and Southview, Inc., which was formerly unaffiliated with us (see our Forms 8-K dated December 11, 1999 and December 1, 2000):

       i) We entered into a three year Management Agreement with D2 Co., LLC ("D2") of which David Mitchell, Chairman, CEO and President of the Company, is sole member, pursuant to which D2 agreed to provide us specific management and consulting services; compensation to D2 for such services consists of:
$240,000 per year payable in our Common Stock or cash; and 2,500,000 warrants exercisable at $2.50 expiring on December 31, 2004.

      ii) We entered into a Warrant Purchase Agreement and other agreements with D2, pursuant to which D2 purchased 2,500,000 warrants, exercisable at $1.75 expiring on December 31, 2004, for $1,000,000 ($500,000 in cash and
%500,000 in a non-recourse promissory note to us that is secured by the subject warrants).

     iii) On December 23, 1999, D2, Mark A. Smith, Jere Northrop, Jon Northrop, LoTayLingKyur, Inc., and Dublin Holding, Ltd. entered into a Shareholders' Agreement which, among other things, provides that D2 will receive warrants to purchase additional shares of Common Stock, allows D2 to receive additional shares of Common Stock in lieu of cash payments for its fee, and grants D2 2,500,000 warrants to purchase additional shares of Common Stock for an aggregate purchase price of $1,000,000. Effective August 31, 2001 this agreement was amended to remove Jon Northrop as a party.

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


       v) On December 1, 2000, the Company made additional amendments to the D2 management and consulting agreement by extending the term of the agreement by 18 months, canceling all outstanding warrants owned by D2 by agreeing to repay to D2 $1,000,000 with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable and accrued interest and increasing the annual base consideration from $240,000 as follows: calendar year 2001 - $500,000; calendar year 2002 - $600,000; and calendar year 2003 -
$750,000.  See our Form 8-K dated December 1, 2000.

      vi) Effective January 1, 2001, the Company agreed to make the payments due under the consulting agreement under a deferred compensation plan to a "Rabbi Trust" (Trust Under Deferred Compensation Plan for D2CO, LLC) for the benefit of D2. The payments to the trust for the six months ended June 30, 2001 totaling $250,000 were made in the form of 2000 and 2001 Convertible Bridge Notes. Commencing July 1, 2001, payments are to be made by the issuance to the trust of shares of Common Stock on a quarterly basis, based on the average closing price of the Common Stock during the quarter.

    (vii) Effective January 8, 2001, Southview, Inc. ("Southview"), a corporation wholly owned by David J. Mitchell, Chairman, CEO and President of the Company, agreed to purchase warrants to purchase 6,500,000 shares of the Company's common stock for the sum of $500,000 cash payable on or before February 16, 2001. On February 16, 2001, Southview completed the purchase. Warrants to purchase 3,250,000 shares of common stock are exercisable at $1.00 per share and warrants to purchase another 3,250,000 shares of common stock are exercisable at varying prices between $1.00 and $2.00 per share, depending on the market price of the Company's common stock. All warrants purchased are exercisable from February 16, 2001 to February 16, 2006.

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

     Effective August 29, 2001, we amended the above agreements with holders of the outstanding promissory notes, pursuant to which each note holder agreed extend the maturity date to April 30, 2002, cancel certain outstanding options owned by the note holder, and change the terms of the note so that outstanding principal and interest shall be completely converted to shares of the Company's Common Stock upon the earlier of April 29, 2002 or the conversion of the Company's outstanding Convertible Bridge Notes which conversion shall take place at the lower of: i) $2.25 per share, or ii) the conversion price of the convertible bridge notes. See our Form 8-K dated September 6, 2001.

     Effective August 23, 2000, certain holders of our Class X Warrants and Class Z Warrants, including without limitation, Jon Northrop, who was then a Director and President, and Jere Northrop, Director and Chief Technology Officer (and their extended families), agreed to exchange, in aggregate, 471,545 Class X Warrants and 855,696 Class Z Warrants for 269,831 restricted shares of our Common Stock. This exchange occurred pursuant to the terms of agreements dated December 20, 1999. See our Forms 8-K dated December 11, 1999, and August 10, 2000.

     Andrew G. Gould joined our Board of Directors on August 10, 2000. In addition to his duties as a director, Mr. Gould, through Arthur P. Gould & Co., Inc., a company that he owns, will provide us with an average of approximately ten (10) hours per month of technology consulting services through August 31, 2002, at no cost to us. We have granted Mr. Gould options to purchase 75,000 shares of our Common Stock at a price of $2.25 per share, exercisable until December 31, 2003. See our Form 8-K dated August 3, 2000.

     Beginning August 10, 2000, Salvatore J. Zizza, one of our directors, has served as our governmental affairs liaison and provide additional consulting services through September 1, 2002 for which he receives no additional compensation. We granted Mr. Zizza options to purchase 75,000 shares of our Common Stock at a price of $2.25 per share, exercisable until December 31, 2003, and issued him 100,000 Class J-2 warrants purchasing Common Stock at a price of $2.375 per share. We will provide Mr. Zizza with office space in our New York City office. See our Form 8-K dated August 3, 2000.

     Effective June 6, 2001, Joseph R. Wright, Jr. was elected to our
Board of Directors. Mr. Wright received options to purchase 20,000 shares of unrestricted common stock at $1.50 per share, with 10,000 shares vesting on June 6, 2002 and 10,000 shares vesting on June 6, 2003, and all shares are exercisable until December 31, 2005. See our Form 8-K dated April 26,2001.

     On April 13, 2000, we completed a private placement offering of $4,156,425 consisting of $4,095,000 in long term convertible bridge debt and $61,425 for the purchase of 1,213,500 warrants exercisable at $2.375 per share
until December 31, 2004.  See our Form 8-K dated April 13, 2000.   D2 and
Salvatore Zizza participated in this offering on the same terms as unaffiliated third parties. D2 purchased four units ($100,00 convertible debt and 30,000 warrants) and Mr. Zizza purchased two units ($50,000 convertible debt and 15,000 warrants). Effective September 15, 2000, we amended certain terms of the convertible bridge notes upon approval of the holders of a majority of the notes concerning changes to the conversion procedure and amended exercise prices on the Bridge Warrants. See our Form 8-K dated August 10, 2000. Effective February 24, 2001, we further amended certain terms of the convertible bridge notes upon approval of the holders of a majority of the notes concerning changes to the conversion procedure and maturity date and amended the call price and exercise prices on the Bridge Warrants. See our Form 8-K dated February 6, 2001.

     On June 8, 2001, we completed private placement offerings of $2,565,125 consisting of $2,527,218 in short term convertible debt and $37,906 for the purchase of 758,138 warrants exercisable at $1.50 per share until December 31, 2005. See our Form 8-K dated April 26, 2001. Salvatore Zizza, Andrew Gould and Joseph Wright each participated in this offering on the same terms as unaffiliated third parties. Messrs. Zizza and Wright each purchased convertible notes of $98,552 and 29,550 warrants. Mr. Gould purchased a convertible note of $7,882 and 2,363 warrants.

     Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-KSB, above.

     The following transactions occurred effective on September 6, 2001:

     (a) Severance Agreements. We entered into severance agreements with Jon Northrop and the only other employee that remained in our Denver, Colorado office. As a result, we no longer have any employees in Denver and substantially all of our business operations are conducted out of our office in New York City, although we will continue to have a small office in Denver which will be used by Mr. Northrop in his capacity as our consultant.


     (b) Restructuring of Notes to Related Parties and Cancellation of Options and Warrants. We have amended the terms of certain notes that we owe to certain related parties and have cancelled certain outstanding options and warrants held by them. The accrued amounts due under notes that we amended are as follows:

                                     Amount of Accrued Debt
     Holder                       (Accrued to November 1, 2001)
     ------                       -----------------------------

     Jon Northrop                            $  337,466
     Jere Northrop                           $  297,531
     Harley Northrop                         $  397,865
     Northrop Family Trust                   $  136,150
     Edward A. Hennig                        $  159,173
     M. Duane Stutzman                       $  181,106
     William J. Crossetta                    $  279,000
     S. Craig Scott                          $   49,804
     Dublin Holding Ltd.                     $3,682,944
     Mark Smith Rollover IRA                 $  393,556
     Kelly Smith Rollover IRA                $  339,870
                                             ----------
          TOTAL                              $6,254,465

     The provisions of the agreements vary for each debt holder, with cancellations of certain options and warrants. All of the subject debt is convertible to shares of our Common Stock or before April 29, 2002, subject to certain conditions precedent.

     (c) Mark Smith Agreements.

          - Mark Smith and certain entities related to him which own shares of our Common Stock (the "Smith Shares") entered into a voting agreement that gives David Mitchell, our President and CEO, the power to vote all of the Smith Shares as to most matters, but Mr. Smith will still have the right to vote the Smith Shares with respect to a sale of substantially all of our assets or a merger. The voting agreement is purely contractual and is not a formal voting trust.

          - In addition, Mr. Smith and certain entities that he controls entered into a separate agreement with us which imposes certain restrictions on the sale and transfer of the Smith Shares and amends the respective terms of five convertible promissory notes payable to Dublin Holding, Ltd, the Mark A. Smith Rollover IRA and the Kelly Smith Rollover IRA to provide that all five of these notes will be automatically and fully converted (with all principal and accrued interest calculated as if they had been held to maturity) into shares of our Common Stock upon the conversion of our outstanding Convertible Bridge Notes and 2001 Convertible Notes at a conversion rate equal to the lesser of (i) $1.80 per share or (ii) the conversion price of our outstanding Convertible Bridge Notes and 2001 Convertible Notes.


     (d)  D2CO, LLC Agreements.

     We entered into an agreement with D2CO, LLC, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, our President and CEO (collectively, "D2") in which, among other things, we agreed to:

          - provide that certain compensation to D2 be paid in a deferred manner as set forth in an exhibit to the agreement;

          - be a party to the voting agreement that gives David Mitchell the power to vote all of the Smith Shares as to most matters;

          - release Jon Northrop from the restrictions related to the sale of shares of our Common Stock owned by him that are contained in the Shareholders Agreement dated December 23, 1999, as amended; and

          - amend the SV1 and SV2 Warrants held by D2 so that upon earlier of
            (i) completion of financing or series of financings large enough to "trigger" the conversion of Bion's outstanding Bridge Notes and 2001 Convertible Notes (collectively "CV Notes") into Bion Common Stock; or (ii) conversion of the CV Notes into Bion Common Stock on April 29, 2002, the outstanding Class SV1 and SV2 Warrants owned by D2 will be adjusted ("Adjusted Warrants") so that D2 owns Adjusted Warrants to purchase a number of shares of Bion Common Stock equal to 20% of the "fully_diluted" outstanding shares, calculated by including (i) the Adjusted Warrants, (ii) the securities issued in the conversion of the CV Notes and other notes, (iii) the securities issued in connection with the subject financing, and (iv) other outstanding options, warrants and/or convertible promissory notes which are exercisable or convertible, as applicable, at a price equal to or lower than the exercise price of the Adjusted Warrants, which Adjusted Warrants will have the same expiration date as the current SV1 and SV2 Warrants and will have an exercise price equal to the lower of $1.00 per share or the conversion price of the CV Notes; provided, however, that for purposes of calculating the number of Adjusted Warrants, no securities outstanding related to any portion of a financing aggregating greater than $10,000,000 will be included in the calculation. As partial consideration for our agreeing to the adjustment to the warrants, Southview agreed to extend the term of the outstanding promissory note (with an accrued balance of $521,039.81 as of July 31, 2001)so that such promissory note could be repaid from the proceeds of a new financing.

     All past and future and ongoing transactions with affiliates are and will be on terms which our management believes are no less favorable than could be obtained from non-affiliated parties. All future and ongoing loans to our affiliates, officials and shareholders will be approved by the majority vote of disinterested directors.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  October 25, 2001                By:/s/ David J. Mitchell
                                          David J. Mitchell, President