Form 10QSB
period 2001-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-11-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _______ TO _______

                           Commission file number 0-19333


                        Bion Environmental Technologies, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Colorado                           84-1176672
            ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)

             18 East 50th Street 10th Floor N.Y., N.Y.         10022
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

The number of shares outstanding of registrant's classes of common stock, as of November 9, 2001: Common Stock, No Par Value, 13,303,815.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                              TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  Financial Statements

     Consolidated Financial Statements:

       Consolidated Balance Sheet as of September 30, 2001
       (unaudited)                                                 F-1 - F-2

       Unaudited Consolidated Statements of Operations for
       the Three Months Ended September 30, 2001 and 2000                F-3


       Unaudited Consolidated Statement of Changes in
       Stockholders' Deficit for the Three Months Ended
       September 30, 2001                                                F-4

       Unaudited Consolidated Statements of Cash Flows for
       the Three Months Ended September 30, 2001 and 2000          F-5 - F-6

       Notes to Unaudited Consolidated Financial Statements        F-7 - F-20

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          3-6

PART II - Other Information

   Items 1 - 6                                                           6-8

   Index to Exhibits                                                       8

   Reports on Form 8-K                                                     8

   Signature Page                                                          9

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheets


                                                                 September 30,
                                                                     2001
                                                                 (Unaudited)
                                                                 ------------
Assets

Current:

     Cash and cash equivalents                                    $ 407,875
     Accounts receivable, less allowance of $2,000
          for possible losses                                         8,065
     Prepaid expenses                                                23,081
                                                                  ---------

Total current assets                                                439,021
                                                                  ---------

Property and equipment:

     Furniture and equipment                                        339,414
     Computer equipment                                              75,845
     Leasehold Improvement                                           30,174
                                                                  ---------
                                                                    445,433

Less accumulated depreciation                                       281,415
                                                                  ---------
Net property and equipment                                          164,018
                                                                  ---------
Other assets:

     Note receivable                                                 54,812
     Patents, net of accumulated amortization of $22,385             32,561
     Deposits and other                                             135,859
                                                                  ---------
Total other assets                                                  223,232
                                                                  ---------
Total Assets                                                      $ 826,271
                                                                  =========



    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheets


                                                                 September 30,
                                                                     2001
                                                                 (Unaudited)
                                                                 ------------

Liabilities and Stockholders' Deficit

Current:

     Accounts payable                                            $    177,139
     Convertible bridge notes payable (Note 3)                      6,441,191
     Notes payable, related parties - current (Note 4, Note 5)      2,351,521
     Common stock to be issued                                        144,167
     Current portion of capital lease obligations                       7,600
     Accrued expenses                                                  45,467
                                                                  -----------
Total current liabilities                                           9,167,085
                                                                  -----------
Long-term liabilities:

     Notes payable, related parties (Note 4)                        2,795,803
     Long-term portion of capital lease obligations                     2,684
                                                                  -----------
Total long-term liabilities                                         2,798,487
                                                                  -----------
Total liabilities                                                  11,965,572
                                                                  -----------
Commitments and contingencies

Stockholders' deficit:

     Common stock, no par value, 100,000,000 shares authorized,
       13,153,831 and 13,062,324 shares issued and outstanding     30,475,020
     Accumulated deficit                                          (41,614,321)
                                                                  -----------

Total stockholders' deficit                                       (11,139,301)
                                                                  -----------

Total Liabilities and Stockholders' Deficit                      $    826,271
                                                                 ============



    See accompanying notes to unaudited consolidated financial statements.

                                      Bion Environmental Technologies, Inc. and
                                                                   Subsidiaries

                                Unaudited Consolidated Statements of Operations

Three Months Ended September 30,                                  2001             2000
-------------------------------                            ------------     ------------
Revenues:
     Soil sales                                            $     13,003     $     17,652
                                                           ------------     ------------
Total revenues                                                   13,003           17,652
                                                           ------------     ------------
Cost of goods and services sold:
     Soil sales                                                 119,090           80,807
                                                           ------------     ------------
Total cost of goods sold                                        119,090           80,807
                                                           ------------     ------------
Gross loss                                                     (106,087)         (63,155)
                                                           ------------     ------------
Expenses:
     General and administrative (including $218,231
       and $2,449,253, non-cash, respectively)                  846,009        3,171,654
     Research and development                                   213,467          382,319
                                                           ------------     ------------
Total expenses                                                1,059,476        3,553,973
                                                           ------------     ------------
Loss from operations                                         (1,165,563)      (3,617,128)
                                                           ------------     ------------
Other income (expense):
     Interest expense (including $1,118,718 and
       $681,853, non-cash, respectively)                     (1,119,214)        (683,102)
     Interest income                                              9,198           41,953
     Other income (expense), net                                 41,358           (6,799)
                                                           ------------     ------------
Total other expense                                          (1,068,658)        (647,948)
                                                           ------------     ------------
Net loss and comprehensive loss                            $ (2,234,221)    $ (4,265,076)
                                                           ============     ============
Loss per common share                                      $      (.17)    $        (.34)
                                                           ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                          13,068,391       12,568,076
                                                           ============     ============



     See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
         Unaudited Consolidated Statement of Changes in Stockholders' Deficit


                                                                        Non-
                                                              Recourse     Deferred       Unearned                     Total
Three Months Ended                       Common Stock        Promissory   Consulting       Compen-    Accumulated    Stockholders'
September 30, 2001                  Shares       Amount         Note        Expense        sation       Deficit        Deficit
---------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 2001             13,062,324   $30,218,337   $       -    $         -    $      -    $(39,380,100)   $(9,161,763)

Exercise of stock options (Note 6)    41,177        70,000                                                                70,000
Issuance of stock options
  and warrants for
  consulting services (Note 6)                      77,412                                                                77,412
Issuance of stock for
  Convertible bridge note (Note 6)    50,330       112,740                                                               112,740
Adjustment for variable options                     (3,469)                                                               (3,469)
Net loss for the quarter ended
  September 30, 2001                       -             -           -              -           -      (2,234,221)    (2,234,221)
---------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001       13,153,831    30,475,020           -              -           -     (41,614,321)   (11,139,301)
=================================================================================================================================










     See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                               Unaudited Consolidated Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents
Three Months Ended September 30,                                      2001               2000
------------------------------------------------               --------------    --------------

Operating activities:
  Net loss                                                     $   (2,234,221)   $   (4,265,076)
  Adjustments to reconcile net loss to net cash
                used in operating activities:

     Depreciation and amortization                                     19,640            18,482
     Issuance of options and warrants for consulting services          77,412                 -
     Issuance of stock for services                                   144,167                 -
     Issuance of convertible bridge note for management fee                 -            60,000
     Issuance of note payable for interest expense                    341,505           249,462
     Beneficial value of warrants exchanged for
                common stock                                                -         2,173,460
     Amortization of debt discounts                                   777,213           431,785
     Amortization of deferred consulting expense                            -           192,961
     Adjustment for variable options                                   (3,469)                -
     Issuance of options and warrants for consulting
                services                                                    -            22,832


Changes in operating assets and liabilities:
     Accounts receivable and work-in-progress                          13,673            18,042
     Note receivable                                                  (54,812)                -
     Prepaid expenses and other                                       (14,635)         (112,170)
     Accrued interest receivable                                            -           (11,183)
     Accounts payable                                                 (33,334)           12,108
     Accrued liabilities                                               10,195            (3,597)
                                                               --------------    --------------
Net cash used in operating activities                                (956,666)       (1,212,894)
                                                               --------------    --------------

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows


Increase (Decrease) in Cash and Cash Equivalents
Three Months Ended September 30,                                     2001               2000
------------------------------------------------               --------------    --------------
Investing activities:
     Refund of equipment returned                                           -             1,447
                                                               --------------    --------------
Net cash used in investing activities                                       -             1,447
                                                               --------------    --------------
Financing activities:
     Issuance of stock for Note receivable                             70,000                 -
     Payments on note receivable                                            -           (60,000)
     Payments on capital lease obligations                             (5,857)           (9,528)
                                                               --------------    --------------
Net cash provided by (used in) financing activities                    64,143           (69,528)
                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents                 (892,523)       (1,280,975)

Cash and cash equivalents, beginning of period                      1,300,398         2,604,933
                                                               --------------    --------------
Cash and cash equivalents, end of period                       $      407,875    $    1,323,958
                                                               ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $          495    $        1,249
Supplemental disclosure of non-cash financing activities:
     Issuance of stock for convertible bridge note                    112,740                 -
     Warrants issued in connection with related party note
           payable                                                          -           349,924
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


1.  Accounting Policies

The accompanying unaudited financial statements and disclosures reflect all adjustments (all of which are normal recurring adjustments) in the ordinary course of business, which in the opinion of management are necessary for a fair presentation of the results of operations and financial position, and cash flow. The results of operations for the periods indicated are not necessarily indicative of the results for a full year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended June 30, 2001.

Basic earnings (loss) per share are calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are calculated as income (loss) divided by weighted average number of common shares and the assumed conversion of common stock equivalents. Common stock options and warrants were not included in diluted loss per share for the three months ended September 30, 2001 and 2000, as the effect was antidilutive.

2. Liquidity

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Our independent CPA issued an opinion on our June 30, 2001 financial statements, which included a paragraph emphasizing the Company's ability to continue as a going concern. The Company incurred losses totaling $2,234,221 during the three months ended September 30, 2001 (including non-cash interest expense and other non-cash expenses of $1,118,718 and $218,231, respectively) and has a history of losses that has resulted in an accumulated deficit of $41,614,321 at September 30, 2001.

During the years ended June 30, 2001 and 2000, the Company successfully obtained external financing through private placements of debt and equity and the sale of its warrants. The Company also received financing from affiliated companies (see Note 5). The Company continues to explore sources of additional financing to satisfy its current operational requirements, and is currently attempting to place additional private placements of debt and equity under the most favorable terms available.

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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

To enhance the Company's longer term prospects, as a result of our research and development efforts during the last two years, the second generation of our Bion Nutrient Management System (NMS(R)) has been developed. We intend to undertake further NMS research and development which will incur additional expenditures through fiscal year 2002 and will be focused on: 1) system acceleration in order to further increase capacity and lower costs; 2) integration of the Bion NMS System with a methane digestion system in order to create additional revenue streams from the sale of electricity and natural gas; 3) finalization of commercial designs for application in our second generation NMS systems; and 4) possibly a clean water recycling loop. We also have an ongoing research program related to our BionSoil(R) and Bion Fertilizer product lines. Management's decision to pursue these efforts is the result of both the increasing environmental and regulatory pressure on large dairy and swine farms and positive results of limited market tests of BionSoil(R) products. There can be no assurance that the next generation Bion NMS system design or the BionSoil(R) program will be successful or that sufficient capital will be available to fund operations.

As noted earlier, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.  Convertible Bridge Notes Payable

On June 8, 2001 the Company completed a private offering of unsecured convertible bridge notes payable in the principal amount of $2,527,218.

In connection with the sale of the Notes, the Company issued stock purchase warrants exercisable for the purchase of up to 758,138 shares of the Company's common stock at $1.50 per share through December 31, 2004. The warrants were originally valued at $737,809 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes.

Additional 2001 Notes have been issued to the Trust Under Deferred Compensation Plan for D2CO, LLC in lieu of payment for monthly management fees. For the period of April 2001 to June 30, 2001, $41,667 per month were issued.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


The Company recorded interest expense on the 2001 Notes of $63,700 for the three months ending September 30, 2001, which was added to the balance of the notes. Interest expense of $396,987 was also recorded during the three months ended September 30, 2001 for the amortization of the discount. The unamortized discount at September 30, 2001 of a total of approximately $926,302 will be amortized to interest expense through April 30, 2002.

On April 13, 2000 the Company completed a private offering of unsecured convertible bridge notes payable (the "2000 Notes") in the principal amount of $4,095,000.

The balance of the 2000 Notes totaling a principal of $3,995,000 for a current total, net of discount, of $4,207,821 and including accrued interest of $622,012 at September 30, 2001 is included in current convertible bridge notes with interest accruing at 10% per annum due on April 30, 2002.

One note holder of the 2000 Notes, with an original principal in the amount of $100,000, elected not to extend the due date. This note, with an outstanding balance of $112,740 including accrued interest as of June 30, 2001, was converted into 50,330 shares of the Company's common stock on September 24, 2001.

In connection with the sale of the 2000 Notes, the Company issued stock purchase warrants exercisable for the purchase of up to 1,213,500 shares of the Company's common stock at $1.50 per share through December 31, 2004. The warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the 2000 Notes.

The Company recorded interest expense on the 2000 Notes of $100,696 and $103,217 for the three months ending September 30, 2001 and September 30, 2000, which was added to the balance of the notes. Interest expense of $178,578 and $230,137 was also recorded during the three months ended September 30, 2001 and September 30, 2000 for the amortization of the discount. The unamortized discount at September 30, 2001 of a total of approximately $409,185 will be amortized to interest expense through April 30, 2002.

Of the 2001 and 2000 Notes issued, three directors purchased a total of $204,928 and $100,000 was purchased by D2 Co., LLC (Note 5). An additional $271,000 for management fees and accrued interest has been added to the balance of the 2000 D2 Convertible Bridge Note; management fees and accrued interest of $133,333 has been added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC; and management fees and accrued interest of $130,208 has been added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4.  Notes Payable, Related Parties

Notes payable, related parties, consisted of the following:

September 30, 2001

Unsecured notes payable to Mark A. Smith -
 Rollover IRA, Kelly Smith - Rollover IRA
 and Dublin Holding, Ltd., entities controlled
 by a stockholder/director, principal amount of
 $3,075,798 plus accrued interest of $728,241,
 net of unamortized warrant discount of
 $1,008,236. All outstanding principal and
 accrued interest due is immediately
 convertible into shares of the Company's
 common stock at a price of $1.80 per share.
 Upon certain events the company may convert
 these notes into the number of shares into
 which they would be convertible upon maturity at
 a price of the lower of $1.80 or the conversion
 price of the convertible bridge notes.  During
 the three months ended  September 30, 2001,
 the Company amortized $201,648 of the
 discount to interest expense. All outstanding
 principal and interest, computed at 1% per
 month, is due and payable on or before
 December 31, 2002.                                        $     2,795,803

Unsecured notes payable to a stockholder,
 principal amount of $308,114 plus accrued
 interest of $86,669. All outstanding principal
 and interest, computed at 1% per month, is due
 and payable on or before April 30, 2002.
 The outstanding principal and accrued interest
 due, is convertible into shares of the
 Company's common stock at a price of $1.80
 per share. Upon certain events the company may convert
 these notes prior to maturity at the lower
 of $1.80 or the conversion price of the convertible
 bridge notes.                                                     394,784

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Unsecured notes payable to various stockholders,
 principal amount of $1,121,911 plus accrued
 interest of $307,101. All outstanding principal
 and accrued interest at 1% per month is due
 and payable on or before April 30, 2002.
 The outstanding principal and accrued interest
 due, is convertible into shares of the
 Company's common stock at a price of $2.25
 per share, under certain agreed upon conditions.
 Upon certain events the company may convert
 these notes prior to maturity at the lower
 of $2.25 or the conversion price of the convertible
 bridge notes.                                                   1,429,012

Unsecured notes payable to Southview,
 principal amount of $500,000 plus accrued
 interest of $27,725. All outstanding principal
 and accrued interest at .67% per month is due
 upon completion of financing to the Company
 and is therefore classified as short term.                        527,725
                                                           ---------------

Total notes payable - related parties                            5,147,324

Less current maturities - Note payable related parties           2,351,521

                                                           ---------------
Total long-term debt - related parties                     $     2,795,803
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

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement required total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add the monthly fees to the balance of their convertible bridge notes payable (Note 3). As of September 30, 2001 compensation of $271,000 has been added to the balance of the 2000 D2 Convertible Bridge Note; compensation of $133,333 has been added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC; and compensation of $130,208 has been added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC.

On September 6, 2001, the Company entered into an agreement with D2, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, the Company's President and CEO (collectively "D2") in which, among other things, the Company agreed to:

     * provide that certain compensation to D2 be paid in a deferred manner to the Deferred Trust under the Deferred Compensation Plan to D2 Co., LLC.

     * amend certain Southview warrants ("SV1" and "SV2") so that upon earlier of (i) completion of financing or series of financings large enough to "trigger" the conversion of the Company's outstanding Bridge Notes and 2001 Convertible Notes (collectively "CV Notes") into the Company's common stock; or (ii) conversion of the CV Notes into the Company's common stock on April 29, 2002, the outstanding Class SV1 and SV2 Warrants owned by D2 will be adjusted ("Adjusted Warrants") so that D2 owns Adjusted Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the "fully-diluted" outstanding shares.

As partial consideration for Bion agreeing to the adjustment to the warrants, Southview agreed to extend the term of the outstanding promissory note (due July 31, 2001 with a balance of $521,039 including accrued interest) so that such promissory note could be repaid from the proceeds of a new financing.

On August 1, 2001 Mark Smith and certain entities controlled by him which own shares of our Common Stock (the "Smith Shares") entered into a voting agreement that gives David Mitchell, our President and CEO, the power to vote all of the Smith Shares as to most matters, but Mr. Smith will still have the right to vote the Smith Shares with respect to a sale of substantially all of our assets or a merger. The voting agreement is purely contractual and is not a formal voting trust.

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

6.  Stockholders' Deficit

On September 24, 2001 we issued 50,330 shares to a holder of one of our convertible bridge notes who elected not to extend the terms of the note. The note had a value of $112,740 as of June 30, 2001, the maturity date, and was converted at $2.24 per share based on the average closing price of the last 20 business days of June.

On September 15, 2001, we granted 90,000 options to Jon Northrop, a consultant, to purchase shares of the Company's common stock at $2.00 per share expiring until July 31, 2004. These options were valued using the Black Scholes model at $40,014 and are being amortized over the life of the service contract. 134,000 options that Jon Northrop received as an employee to purchase shares of the Company's common stock were cancelled on August 29, 2001.

On September 15, 2001, we granted 25,000 options to Edward Hennig, as consideration for consulting, to purchase shares of the Company's common stock at $2.00 per share expiring July 31, 2003. These options were valued using the Black Scholes model at $8,072 and are being amortized over the life of the service contract. On August 27, 2001 we cancelled 56,000 options that were previously issued to him as an employee to purchase shares of the Company's common stock.

On September 6, 2001, we granted 19,000 options to certain employees. These options vest over a three year period expiring December 31, 2003.

On September 6, 2001, we granted 4,000 options to certain employees. One-third of these options (1,334) vests on May 1, 2001 and one-third (1,334) vests on February 1, 2002 and one-third (1,332) vests on November 1, 2002. These options are exercisable until December 31, 2003.

On August 27, 2001 we cancelled 322,000 options previously issued to certain individuals to purchase shares of the Company's common stock.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


On August 17, 2001, Bart Chilton resigned his position of Senior Vice President of the Company. In recognition of his work with us, Mr. Chilton was granted fully vested options to purchase a total of 66,000 shares of our Common Stock at a purchase price of $1.50 per share. These options will expire on August 17, 2003. Options to purchase 100,000 shares that were previously held by Mr. Chilton were cancelled at the time the new options were issued.

On August 9, 2001 the Company's attorney, exercised options to purchase 41,177 shares of our common stock at $1.70 per share. Due to the change in terms of these options, the Company valued the options using the Black Scholes model at $35,323, which was expensed to legal during the quarter. For payment of the shares the Company was issued a negotiable promissory note for $70,000 due August 9, 2011.

On July 13, 2001 we granted 70,000 options to members of our advisory board. One-half of these options (35,000) vests on July 13, 2002 and one-half (35,000) vests on July 13, 2003. These options are exercisable until July 13, 2004 and July 13, 2005. These options have been valued using the Black Scholes model at $50,764 and are being amortized over the vesting period through July 13, 2003.

7. Capital Structure

Because the Company has a relatively complex capital structure the following capital structure details are set forth:

Common Stock

As of November 9, 2001 the Company had 13,303,815 shares of common stock issued and outstanding.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Options

As of November 9, 2001, the Company had the following options outstanding:

Options Vested

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Directors           $ 1.55             11,112      08/19/02
       Plan              $ 2.04             11,112      08/19/02
                         $ 2.91             11,112      11/17/03
                         $ 1.61             10,000      08/04/04
                                         ---------
     Total Directors                        43,336
                                         =========

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Employee            $  .95                667      12/31/03
       Plans             $ 1.22              5,000      12/31/03
                         $ 1.50             66,000      08/17/03
                         $ 1.50             26,336      12/31/03
                         $ 1.85             13,334      12/31/03
                         $ 2.00            294,426      12/31/02
                         $ 2.00             25,000      07/31/03
                         $ 2.00             90,000      07/31/04
                         $ 2.20            106,667      12/31/03
                         $ 2.25            160,000      12/31/03
                         $ 2.50            169,445      10/15/02
                         $ 2.50             35,000      12/31/02
                         $ 2.50            115,000      06/30/03
                         $ 2.70             55,556      12/31/02
                                         ---------
     Total Employees                     1,162,431
                                         =========

     Total (Directors
      and Employees)                     1,205,767
                                         =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Options Non-Vested

                  Exercise
                   Price      Shares      Vesting Dates     Expiration
                  --------  ---------   -----------------   ----------
Employee Plans    $ 1.22       10,000   04/09/02-01/09/03    12/31/03
                  $ 1.50        3,000   02/01/02-11/01/02    12/31/03
                  $ 1.50       58,331   12/01/01-09/01/02    12/31/03
                  $ 1.50       10,000   06/06/02-06/06/03    12/31/05
                  $ 1.60       35,000       07/13/02         07/13/04
                  $ 1.60       35,000       07/13/03         07/13/05
                  $ 1.85       26,666   03/01/02-12/01/02    12/31/03
                  $ 2.00       49,201       04/30/02         12/31/02
                  $ 2.20       53,333   11/01/01-11/01/02    12/31/03
                  $ 2.50       75,000       12/31/02         06/30/03
                            ---------
     Total                    355,531
                            ---------

     Total Vested
     and Non-Vested         1,561,298
                            =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Warrants

As of November 9, 2001, the Company had the following warrants outstanding:

Warrant             Shares         Expiration Date        Exercise Price
-------          ---------         ---------------        --------------

Class AA.01         15,000              (1)                  $ 5.40
Class D2C-W         24,550              (2)                  $ 2.50
Class G-6            3,148              (3)                  $ 5.40
Class J-1           30,000              (4)                  $ 2.00
Class J-1A       1,374,450              (5)                  $ 1.50
Class J-1B         300,450              (6)                  $ 1.50
Class J-1C         457,688              (7)                  $ 1.50
Class J-2          165,000              (8)                  $ 2.375
Class SV-1       3,250,000              (9)                  $ 1.00
Class SV-2       3,250,000             (10)                  $ 1.00-2.00
Class X            461,179             (11)                  $ 8.00
                 ---------                                 -----------
                 9,331,465                                 $ 1.00-8.00
                 =========                                 ===========

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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4. Class J-1 Warrants may be exercised to purchase 30,000 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

5. Class J-1A Warrants may be exercised to purchase 1,374,450 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004. (See Note 8 - Subsequent Events for changes in terms of these warrants)

6. Class J-1B Warrants may be exercised to purchase 300,450 shares of Common Stock for a period beginning April 13, 2001 and ending
    December 31, 2005. (See Note 8 - Subsequent Events for changes in terms of these warrants)

7. Class J-1C Warrants may be exercised to purchase 457,688 shares of Common Stock for a period beginning May 23, 2001 and ending
    December 31, 2005. (See Note 8 - Subsequent Events for changes in terms of these warrants)

8. Class J-2 Warrants may be exercised to purchased 165,000 shares of Common Stock for a period beginning March 31, 2000 and ending
    December 31, 2004.

9. Class SV-1 Warrants may be exercised to purchased 3,250,000 shares of Common Stock for a period beginning February 16, 2001 and ending February 16, 2006.

10. Class SV-2 Warrants may be exercised to purchased 3,250,000 shares of Common Stock for a period beginning February 16, 2001 and ending February 16, 2006.

11. Class X Warrants may be exercised to purchase 461,179 shares of Common Stock for a period beginning January 1, 2000 and ending December 31, 2001.

At November 9, 2001, there were warrants exercisable to purchase 9,331,465 shares of Common Stock.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Convertible Notes

As of September 30, 2001 the Company had outstanding convertible notes totaling $4,619,599, net of unamortized discount of $1,008,236, to certain shareholders that are all convertible at the same time and at the same price, subject to conversion price caps which differ for the various debt instruments from $1.80 to $2.25 per share. All of the subject debt is convertible to shares of Common Stock on or before April 29, 2002, subject to certain conditions precedent. See Note 4.

Convertible Bridge Notes

On April 13, 2000 the Company completed a private offering of unsecured convertible bridge notes payable (the "Notes") in the principal amount of $4,095,000. See Note 3.

On June 8, 2001 the Company completed a private offering of unsecured convertible bridge notes payable in the principal amount of $2,527,218. See
Note 3.

Management fees and accrued interest totaling $271,000 has been added to the balance of the 2000 D2 Convertible Bridge Note; management and interest totaling $133,333 has been added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC; and management fees and interest totaling $130,208 has been added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


8. Subsequent Events

On October 22, 2001 we issued 80,984 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $125,000 of management fees earned for the three months ending September 30, 2001, based on an average closing price of the Company's common stock for the quarter of $1.54.

On October 1, 2001 we issued 40,000 shares of the Company's common stock to Jon Northrop towards the balance of consideration due for consulting services.

On October 29, 2001 91% of the holders of our Bridge Warrants (J-1A warrants) and 58% of the holders of our 2001 Bridge Warrants (J-1B and J-1C warrants) agreed to changes that will occur only on conversion of our Convertible Bridge Notes and 2001 Convertible Notes. Until that time the terms of the Bridge Warrants will not change. The changes in terms of these Bridge Warrants are as follows:

     *The exercise price will be an amount equal to 80% of the conversion price of the Convertible Bridge Notes and the 2001 Convertible Notes that were issued in the same offerings as the Bridge Warrants but in no event will the exercise price be greater than the current exercise price.

     *The price at which the Bridge Warrants may be redeemed will be reduced to an amount equal to 200% of the New Exercise Price.

On October 29, 2001 88% of the brokers related to the sale of our Convertible Bridge Notes agreed to changes that will occur only on conversion of our Convertible Bridge Notes and 2001 Convertible Notes. Until that time the terms of the Bridge Warrants will not change. The changes in terms of these Bridge Warrants as follows:

     *The exercise price will be an amount equal to 100% of the conversion price of the Convertible Bridge Notes and the 2001 Convertible Notes that were issued in the same offerings as the Bridge Warrants but in no event will the exercise price be greater than the current exercise price.

     *The price at which the Bridge Warrants may be redeemed will be reduced to an amount equal to 150% of the new exercise price.

The Company will record a beneficial conversion feature in the second quarter ending December 31, 2001 to the extent that the lowest possible conversion rate is less than the market value of the Company's stock on October 29, 2001.

The beneficial conversion feature will be amortized to interest expense over the term of the convertible note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

     Going Concern
     -------------

     The financial statements contained in this Form 10-QSB show $30,475,020 being invested in or contributed to Bion as of September 30, 2001. We have a shareholder deficit of $11,139,301, accumulated deficit of $41,614,321, limited current revenues and substantial current operating losses. (Note that holders of $5,147,324 of the related parties notes payable and $6,441,191 of convertible bridge notes payable, approximately 104% of the negative net worth, have agreed to convert into our restricted and legended Common Stock on or before April 29, 2002. Therefore, upon conversion, our negative net worth will be eliminated.) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

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

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time, are unknown. Currently, we estimate that an additional $2,000,000 will be required during the period ending June 30, 2002. We anticipate spending $550,000 on research and development efforts and the balance on compensation and general business overhead.

Financial Condition and Results of Operations
---------------------------------------------

     Liquidity and Capital Resources

     Our Consolidated Balance Sheet as of September 30, 2001 shows current assets of $439,021 and total assets of $826,271. Our current and total liabilities as of September 30, 2001 are $9,167,085 and $11,965,572, respectively. Total assets decreased by $856,391 from June 30, 2001. The change is primarily attributable to the $892,523 decrease in cash and cash equivalents primarily as a result of net cash used in operating activities. Our current ratio is 0.05:1 as of September 30, 2001 as compared to 0.16:1 as of June 30, 2001. The reduction in the current ratio results from the reduction in cash and cash equivalents.

     Total liabilities increased by $1,121,148 in the three-month period ended September 30, 2001. This increase was due to additions to the convertible bridge notes and related parties notes payable for accrued interest of $329,255 and amortization of the debt discount of $777,213, a further increase on the convertible bridge notes of $12,250 for interest due D2 and the Trust Under Deferred Compensation Plan for D2CO, LLC, and an increase in stock subscription payable of $144,147. These amounts were reduced by a decrease in accounts payable of $33,334 and the conversion of one of the convertible bridge notes with a balance including accrued interest of $112,740.

     We believe that during the balance of the fiscal year ending June 30, 2002, we will not generate sufficient operating cash flow to meet our needs without additional external financing. We are in the process of obtaining such financing but there is no assurance that our efforts will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     We do not currently have any commitments for any material capital expenditures.

Results of Operations
---------------------

Comparison of the Three Months Ended September 30, 2001 with the Three Months Ended September 30, 2000

     We recorded $13,003 of BionSoil(R) sales during the three months ended September 30, 2001. This compares to $17,652 BionSoil(R) sales during the three months ended September 30, 2000. The decrease of $4,649 is attributable to lower BionSoil(R) sales to customers, as a larger quantity of BionSoil(R) was used for testing and turf trials. As a result of our research and development efforts during the last two years, the second generation of our technology has completed development. We have designed and/or tested NMS systems, which use state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The focus on the new system design has had a negative effect on system sales. Cost of goods sold increased $38,283 for the soil sales primarily as a result of payments for equipment rental ($29,600), equipment maintenance ($4,536) and equipment expense ($3,215) for the harvest of materials not sold during the three months ended September 30, 2001.

     We incurred gross losses of $106,087 and $63,155 during the three months ended September 30, 2001 and 2000, respectively. The gross losses are primarily a result of the fact that much of the soil produced was sold at below cost to help gain market acceptance. We believe that this trend will reverse as we enter the final phase of system testing and revenues will increase with new sales.

    General and administrative expenses decreased $2,325,645 (73%) for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. The decrease is attributable ($2,449,253) to September 30, 2000 non-cash expense related to the beneficial value of the stock consideration received over the value of the warrants surrendered in connection with warrant/stock exchange transactions, partially offset by other individually insignificant increases.

     Research and development costs decreased $168,852 during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. This decrease is due to winding down the design and testing of the second-generation system.

     Interest expense increased $436,112 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 due to additional borrowings from private placements. Of this increase, $436,865 was for non-cash interest expenses offset slightly by lower cash interest expenses.

     We had a decrease in interest income ($32,755) due to lower average cash balances associated with cash flow generated from financing activities.

     The net loss and comprehensive loss decreased by $2,030,855 (48%) during the three months ended September 30, 2001. The decrease primarily related to the decrease of $2,325,645 of general and administrative expenses (primarily for the beneficial value of the stock consideration received over the value of the warrants surrendered in connection with warrant/stock exchange transactions in the period ending September 30, 2000), and the decrease in research and development of $168,852. This was offset by the increase of $436,112 of interest expense and the decrease of $32,755 of interest income.

     Basic and diluted loss per common share decreased by $0.17, from $0.34 to $0.17. The decrease in the loss per share is attributable to the aforementioned decrease in the net loss.

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

                                   5
The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The new standard will not have any affect on the Company's financial statements.

      In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142"), which supersedes APB Opinion No. 17. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. SFAS 142 is effective for fiscal 2002. The new standard will not have any affect on the Company's financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discounted operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 14, 2001 and generally, is to be applied prospectively.

     Inflation and Changes in Prices
     -------------------------------

     We are unable to predict the impact of inflation on our activities; however, at this time we believe it is minimal.

PART II

ITEM 1.   Legal Proceedings

      We are not a party to any pending legal proceeding that is material to our business.

ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the quarter ended September 30, 2001 without registration under the Securities Act of 1933, as amended:

     Common Stock
     ------------

     On October 22, 2001 we issued 80,984 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $125,000 of management fees earned for the three months ending September 30, 2001, based on an average closing price of the Company's common stock for the quarter of $1.54.

     Convertible Notes
     -----------------

     The terms of certain Notes to Related Parties (Notes) have been amended so that the Notes are automatically convertible into shares of the Company's common stock on or before April 29, 2002. The Notes are convertible at the conversion price per share of our Convertible Bridge Notes and 2001 Convertible Notes up to a maximum price per share of $2.25. The Notes are convertible upon the conversion of our Convertible Bridge Notes and 2001 Convertible Notes. As of September 30, 2001 the accrued amounts due under notes that we amended are as follows:

     Jon Northrop                  $ 334,887
     Jere Northrop                 $ 295,232
     Northrop Family Trust         $ 135,098
     Edward A. Hennig              $ 157,920
     M. Duane Stutzman             $ 179,706
     William J. Crossetta          $ 276,750
     S. Craig Scott                $  49,419

     Four other Notes to Related Parties also had the terms amended so that the Notes are automatically convertible into shares of the Company's common stock at the lower of the conversion price per share of our Convertible Bridge Notes and 2001 Convertible Notes up to a maximum price per share of $1.80.
The Notes are convertible upon the conversion of our Convertible Bridge Notes and 2001 Convertible Notes. Certain Notes are convertible at their maturity value regardless of the date of their conversion. As of September 30, 2001 the accrued amounts or, if convertible at the maturity value, including debt discount, due under notes that are as follows:

     Dublin Holding Ltd.(1)        $3,682,944
     Mark Smith Rollover IRA(1)    $  393,557
     Kelly Smith Rollover IRA(1)   $  339,870
     Harley Northrop               $  394,783

(1) These Notes are shown at the December 31, 2002 maturity amount, which is the amount they will be converted at.

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

ITEM 3.  Defaults Upon Senior Securities.  None

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information.  None

ITEM 6.  Exhibits and Reports on Form 8-K.

Index to Exhibits
-----------------

   Exhibits
   --------

         None


Reports on Form 8-K
-------------------

         The following current reports on Form 8-K were filed during the three months ended September 30, 2001.

          Form 8-K dated September 28, 2001:  Items 5 & 7

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


                              Bion Environmental Technologies, Inc.



                              By: /s/ David Fuller
                                  ------------------------------------
                                  David Fuller, Authorized Officer and
                                  Principal Accounting Officer


Dated:   November 14, 2001