Form 10QSB
period 2001-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-02-14
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2001

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

The number of shares outstanding of registrant's classes of common stock, as of February 6, 2002: Common Stock, No Par Value, 52,671,128.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                              TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  Financial Statements

     Consolidated Financial Statements:

       Consolidated Balance Sheet as of December 31, 2001
       (unaudited)                                                  F-1 - F-2

       Unaudited Consolidated Statements of Operations for
       the Six Months Ended December 31, 2001 and 2000                    F-3

       Unaudited Consolidated Statements of Operations for
       the Three Months Ended December 31, 2001 and 2000                  F-4

       Unaudited Consolidated Statement of Changes in
       Stockholders' Deficit for the Six Months Ended
       December 31, 2001                                                  F-5

       Unaudited Consolidated Statements of Cash Flows for
       the Six Months Ended December 31, 2001 and 2000              F-6 - F-7

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

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                 Consolidated Balance Sheet


                                                                       December 31,
                                                                          2001
                                                                      (Unaudited)
                                                                      ------------

Assets

Current:

     Cash and cash equivalents                                         $  47,264
     Accounts receivable, less allowance of $2,000
          for possible losses                                             11,388
     Prepaid expenses                                                      8,333
                                                                       ---------

Total current assets                                                      66,985
                                                                       ---------

Property and equipment:

     Furniture and equipment                                             351,989
     Computer equipment                                                   75,845
     Leasehold Improvement                                                30,174
                                                                       ---------
                                                                         458,008

Less accumulated depreciation                                            298,536
                                                                       ---------
Net property and equipment                                               159,472
                                                                       ---------
Other assets:

     Note receivable                                                      80,341
     Patents, net of accumulated amortization of $23,193                  31,753
     Deposits and other                                                  135,859
                                                                       ---------
Total other assets                                                       247,953
                                                                       ---------
Total Assets                                                           $ 474,410
                                                                       =========



    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                  Consolidated Balance Sheet


                                                                      December 31,
                                                                          2001
                                                                      (Unaudited)
                                                                      ------------

Liabilities and Stockholders' Deficit

Current:

     Accounts payable                                                 $    306,524
     Convertible bridge notes payable (Note 3)                           7,193,402
     Notes payable, related parties - current (Note 4, Note 5)           5,874,162
     Current portion of capital lease obligations                            5,156
     Accrued expenses                                                       51,678
                                                                       -----------
Total current liabilities                                               13,430,922
                                                                       -----------
Long-term liabilities:

     Long-term portion of capital lease obligations                          1,974
                                                                       -----------
Total long-term liabilities                                                  1,974
                                                                       -----------
Total liabilities                                                       13,432,896
                                                                       -----------
Commitments and contingencies

Stockholders' deficit:

     Common stock, no par value, 100,000,000 shares authorized,
     13,531,930 shares issued and outstanding                           31,207,606
     Accumulated deficit                                               (44,166,092)
                                                                       -----------
Total stockholders' deficit                                            (12,958,486)
                                                                       -----------

Total Liabilities and Stockholders' Deficit                           $    474,410
                                                                      ============


    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations



Six Months Ended December 31,                                       2001             2000
-----------------------------                                   ------------     ------------

Revenues:
     Soil sales                                                 $     28,612     $     41,976
     System contract revenues                                              -                -
                                                                ------------     ------------
Total revenues                                                        28,612           41,976
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      242,676          296,592
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                             242,676          296,592
                                                                ------------     ------------
Gross loss                                                          (214,064)        (254,616)
                                                                ------------     ------------
Expenses:
     General and administrative (including $500,629
       and $5,081,265, non-cash, respectively)                     1,713,505        6,493,370
     Research and development                                        397,167          633,222
                                                                ------------     ------------
Total expenses                                                     2,110,672        7,126,592
                                                                ------------     ------------
Loss from operations                                              (2,324,736)      (7,381,208)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $2,539,766 and
       $1,631,117, non-cash, respectively)                        (2,540,559)      (1,633,340)
     Interest income                                                  10,693           66,541
     Other income (expense), net                                      68,610          (14,388)
                                                                ------------     ------------
Total other expense                                               (2,461,256)      (1,581,187)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle                                            (4,785,992)      (8,962,395)
Cumulative effect of change in accounting
  principle                                                                -         (481,250)
                                                                ------------     ------------
Net loss and comprehensive loss                                 $ (4,785,992)    $ (9,443,645)
                                                                ============     ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $       (.36)    $       (.70)
     Loss on cumulative effect of change in
       accounting principle                                                -             (.04)
                                                                ------------     ------------
Loss per common share                                           $       (.36)    $       (.74)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               13,183,221       12,813,383
                                                                ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                                  Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations




Three Months Ended December 31,                                      2001             2000
------------------------------                                   ------------     ------------

Revenues:
     Soil sales                                                 $     15,610     $     24,324
     System contract revenues                                              -                -
                                                                ------------     ------------
Total revenues                                                        15,610           24,324
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      123,586          207,686
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                             123,586          207,686
                                                                ------------     ------------
Gross loss                                                          (107,976)       (183,362)
                                                                ------------     ------------
Expenses:
     General and administrative (including $276,700
       and $2,632,012, non-cash, respectively)                       867,496        3,329,815
     Research and development                                        183,698          250,903
                                                                ------------     ------------
Total expenses                                                     1,051,194        3,580,718
                                                                ------------     ------------
Loss from operations                                              (1,159,170)     (3,764,080)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $1,421,048 and
       $949,264, non-cash, respectively)                          (1,421,347)       (950,239)
     Interest income                                                   1,494          24,588
     Other income (expense), net                                      27,252          (7,588)
                                                                ------------     ------------
Total other expense                                               (1,392,601)       (933,239)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle                                            (2,551,771)     (4,697,319)
Cumulative effect of change in accounting
  principle (Note 3)                                                       -        (481,250)
                                                                ------------     ------------
Net loss and comprehensive loss                                 $ (2,551,771)    $ (5,178,569)
                                                                ============     ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $       (.19)    $      (.36)
     Loss on cumulative effect of change in
       accounting principle                                                -            (.04)
                                                                ------------     ------------
Net loss per common share                                       $       (.19)    $      (.40)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               13,298,050      13,056,039
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                    Unaudited Consolidated Statement of Stockholders' Deficit


                                                                                     Total
Six Months Ended                       Common Stock                                Accumulated       Stockholders'
December 31, 2001                   Shares       Amount                              Deficit            Deficit
------------------------------------------------------------------------------------------------------------------

Balance, July 1, 2001             13,062,324   $30,218,337                         $(39,380,100)      $(9,161,763)

Exercise of stock options (Note 6)    41,177        70,000                                                 70,000
Issuance of stock options
  and warrants for
  consulting services (Note 6)                      77,412                                                 77,412
Issuance of stock for
  Convertible bridge note (Note 6)    50,330       112,740                                                112,740
Adjustment for variable options                     (3,469)                                                (3,469)
Net loss for the quarter ended
  September 30, 2001                       -             -                           (2,234,221)       (2,234,221)

------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001       13,153,831    30,475,020                          (41,614,321)      (11,139,301)

Issuance of stock for
  Management fee                     234,199       250,000                                                250,000
Issuance of stock for
  Consulting (Note 6)                 93,900        77,019                                                 77,019
Exercise of stock options (Note 6)    50,000        50,000                                                 50,000
Issuance of stock options
  and warrants for
  consulting services (Note 6)                      58,567                                                 58,567
  Modification of terms of
  bridge warrants                                  297,000                                                297,000
Net loss for the quarter ended
  December 31, 2001                        -             -                           (2,551,771)       (2,551,771)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        13,531,930    31,207,606                          (44,166,092)      (12,958,486)
==================================================================================================================






    See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                               Unaudited Consolidated Statements of Cash Flows






Increase (Decrease) in Cash and Cash Equivalents
Six Months Ended December 31,                                        2001               2000
------------------------------------------------               --------------    --------------

Operating activities:
  Net loss                                                     $   (4,785,992)   $   (9,443,645)
  Adjustments to reconcile net loss to net cash
                used in operating activities:

     Depreciation and amortization                                     37,569            37,545
     Issuance of stock for services, compensation and
                interest                                              327,019            54,675
     Issuance of options and warrants for consulting services         135,979                 -
     Reduction of note receivable for consulting services              41,100
     Issuance of convertible bridge note for management fee                 -           120,000
     Issuance of note payable for interest expense                    688,341           502,765
     Beneficial value of warrants exchanged for
                common stock                                                -         2,179,182
     Beneficial conversion feature amortized to interest
                expense                                               297,000           262,500
     Beneficial conversion feature recorded as
                cumulative effect of change in accounting
                principle                                                               481,250
     Amortization of debt discounts                                 1,554,425           865,852
     Amortization of deferred consulting expense                            -           320,591
     Cancellation of warrants previously issued for
                services                                                    -         2,361,153
     Issuance of options and warrants for consulting
                services                                                    -            45,664
     Adjustment for variable options                                   (3,469)
     Loss on sale of property and equipment                                 -            10,265

Changes in operating assets and liabilities:
     Accounts receivable                                               10,350            30,755
     Note receivable                                                  (121,441)                -
     Prepaid expenses and other                                           114          (110,171)
     Accrued interest receivable                                            -           (22,970)
     Accounts payable                                                  96,051            72,151
     Accrued liabilities                                               16,406              (561)
                                                               --------------    --------------
Net cash used in operating activities                              (1,706,548)       (2,232,999)
                                                               --------------    --------------


                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                              Unaudited Consolidated Statements of Cash Flows



Increase (Decrease) in Cash and Cash Equivalents
Six  Months Ended December 31,                                       2001               2000
------------------------------------------------               --------------    --------------

Investing activities:
     Refund of equipment returned                                           -             1,447
     Proceeds from sale of computer equipment                               -               250
     Purchase of fixed assets                                         (12,575)          (28,252)
                                                               --------------    --------------
Net cash used in investing activities                                 (12,575)          (26,555)
                                                               --------------    --------------
Financing activities:
     Exercise of stock options                                        120,000                 -
     Proceeds from notes payable, related parties                     355,000                 -
     Proceeds from sale of warrants                                         -             2,700
     Payments on note receivable                                            -           (70,000)
     Payments on capital lease obligations                             (9,011)          (15,111)
                                                               --------------    --------------
Net cash provided by (used in) financing activities                   465,989           (82,411)
                                                               --------------    --------------
Net decrease in cash and cash equivalents                          (1,253,134)       (2,341,965)

Cash and cash equivalents, beginning of period                      1,300,398         2,604,933
                                                               --------------    --------------
Cash and cash equivalents, end of period                       $       47,264    $      262,968
                                                               ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $          793    $        2,225
Supplemental disclosure of non-cash financing activities:
     Warrants issued for deferred consulting services                       -           737,005
     Repurchase of warrants with cash and cancellation of non-
          recourse promissory note                                          -         1,000,000
     Beneficial conversion feature on convertible bridge notes              -         1,050,000
     Issuance (cancellation) of note receivable in
          consideration for sale (cancellation) of warrants                 -          (500,000)
     Debt converted to common stock                                   112,740
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

Basic earnings (loss) per share are calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are calculated as income (loss) divided by weighted average number of common shares and the assumed conversion of common stock equivalents. The common stock options and warrants listed in
Note 7 were not included in diluted earnings (loss) per share for the six months and three months ended December 31, 2001 and 2000, as the effect was antidilutive due to the Company recording a loss for these periods.

2. Liquidity

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Our independent CPA issued an opinion on our June 30, 2001 financial statements, which included a paragraph emphasizing the Company's ability to continue as a going concern. The Company incurred losses totaling $4,785,992 during the six months ended December 31, 2001 (including non-cash interest expense and other non-cash expenses of $2,539,766 and $500,629, respectively) and has a history of losses that has resulted in an accumulated deficit of $44,166,092 at December 31, 2001.

During the years ended June 30, 2001 and 2000, the Company successfully obtained external financing through private placements of debt and equity and the sale of its warrants. The Company also received financing from affiliated companies (see Note 5). Subsequent to December 31, 2001, the Company completed transactions with OAM, S.p.A. and Centerpoint Corporation ("Centerpoint"), which provided additional financing (See Note 8 Subsequent Events). The Company continues to explore sources of additional financing to satisfy its operational requirements, and is currently attempting to place additional private placements of debt and equity under the most favorable terms available.

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













                                    F-9
                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


3.  Convertible Bridge Notes Payable

On June 8, 2001 the Company completed a private offering of unsecured convertible bridge notes ("2001 Notes") payable in the principal amount of $2,527,218 with a current total, net of discount, of $2,159,509 including accrued interest of $161,606 at December 31, 2001 which is included in current convertible bridge notes accruing interest at 10% per annum due on April 30, 2002.

In connection with the sale of the Notes, the Company issued stock purchase warrants ("2001 Warrants") exercisable for the purchase of up to 758,138 shares of the Company's common stock at $1.50 per share through December 31, 2004. The warrants were originally valued at $737,809 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the Notes.

On October 29, 2001, following acceptance by 58% of the 2001 Bridge Warrant holders, the Company amended the 2001 Warrants as follows:

     * adjusted the strike price to equal an amount equal to 80% of the conversion price of the 2001 Convertible Notes that were issued in the same offerings as the 2001 Bridge Warrants but in no event will the exercise price be greater than the current exercise price of $1.50.

     * the price at which the 2001 Warrants may be redeemed will be reduced to an amount equal to 233% of the New Exercise Price.

     * the warrants are redeemable solely at the discretion of the Company.

Additional 2001 Notes have been issued to the Trust Under Deferred Compensation Plan for D2CO, LLC in lieu of payment for monthly management fees. For the period of April 1, 2001 to June 30, 2001, $41,667 of notes per month were issued.

The Company recorded interest expense on the 2001 Notes of $127,400 and $63,700 for the six and three months ending December 31, 2001, which was added to the balance of the notes. Interest expense of $793,973 and $396,987 was also recorded during the six and three months ended December 31, 2001 for the amortization of the discount. The unamortized discount at December 31, 2001 of $529,315 will be amortized to interest expense through April 30, 2002.

On April 13, 2000 the Company completed a private offering of unsecured convertible bridge notes payable (the "2000 Bridge Notes") in the principal amount of $4,095,000.

The balance of the 2000 Bridge Notes totaling a principal of $3,995,000 for a current total, net of discount, of $4,487,102 and including accrued interest of $722,708 at December 31, 2001 is included in current convertible bridge notes payable with interest accruing at 10% per annum due on April 30, 2002.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


One note holder of the 2000 Bridge Notes, with an original principal in the amount of $100,000, elected not to extend the due date. This note, with an outstanding balance of $112,740 including accrued interest as of June 30, 2001, was converted into 50,330 shares of the Company's common stock on September 24, 2001.

In connection with the sale of the 2000 Bridge Notes, the Company issued stock purchase warrants ("2000 Bridge Warrants") exercisable for the purchase of up to 1,213,500 shares of the Company's common stock at $1.50 per share through December 31, 2004. The 2000 Bridge Warrants were originally valued at $1,110,118 using the Black Scholes option-pricing model and are being amortized as additional interest expense over the term of the 2000 Bridge Notes.

On October 29, 2001, following acceptance by 91% of the 2000 Bridge Warrant holders, the Company amended the Convertible Bridge Warrants as follows:

     * adjusted the strike price to equal an amount equal to 80% of the conversion price of the 2001 Convertible Notes that were issued in the same offerings as the 2001 Bridge Warrants but in no event will the exercise price be greater than the current exercise price of $1.50.

     * the price at which the 2001 Bridge Warrants may be redeemed will be reduced to an amount equal to 233% of the New Exercise Price.

     * the warrants are redeemable solely at the discretion of the Company.

On October 29, 2001 88% of the brokers possessing warrants ("Broker Warrants") related to the sale of our 2000 Bridge Notes agreed to changes that will occur only on conversion of our 2000 Bridge Notes and 2001 Notes. Until that time the terms of the Broker Warrants will not change. The changes in terms of these Broker Warrants as follows:

     * the strike price will be an amount equal to 100% of the conversion price of the 2000 Bridge Notes that were issued in the same offering as the Broker Warrants but in no event will the exercise price be greater than the current exercise price.

     * the price at which the Broker Warrants may be redeemed will be reduced to an amount equal to 150% of the new exercise price.

     * The warrants are redeemable solely at the discretion of the Company.

The Company recorded interest expense on the 2000 Bridge Notes of $201,392 and $206,433 for the six months ending December 31, 2001 and December 31, 2000, which was added to the balance of the notes. Interest expense of $100,696 and $103,216 was recorded on the 2000 Bridge Notes for the three months ending December 31, 2001 and December 31, 2000. Interest expense of $357,157 and $462,556 was also recorded during the six months ended December 31, 2001 and December 31, 2000 for the amortization of the discount. The unamortized discount at December 31, 2001 of a total of approximately $230,607 will be amortized to interest expense through April 30, 2002

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


The Company recorded a charge to interest of $297,000 for the beneficial conversion feature of the change in the terms of 2001 Warrants, the 2000 Bridge Warrants and the Broker Warrants for the quarter ending December 31, 2001.

Of the 2001 Notes and 2000 Bridge Notes issued, three directors purchased $204,928 and D2 Co., LLC purchased $100,000 (Note 5). An additional $277,000 for management fees and accrued interest has been added to the balance of the 2000 Bridge Note for D2; management fees and accrued interest of $136,458 has been added to the balance of the 2000 Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC; and management fees and accrued interest of $133,333 has been added to the balance of the 2001 Note for the Trust Under Deferred Compensation Plan for D2CO, LLC.

On January 15, 2002 due to the transaction with Centerpoint(See Note 7 Capital Structure and Note 8 - Subsequent Events), all the Convertible Bridge Notes were converted to shares of the Company's common stock at $.75 per share and adjustments were made to the warrants issued in connection therewith.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4.  Notes/Advances Payable, Related Parties

Notes/Advances Payable, related parties, consisted of the following:

December 31, 2001

Unsecured notes payable to Mark A. Smith -
 Rollover IRA, Kelly Smith - Rollover IRA
 and Dublin Holding, Ltd., entities controlled
 by a stockholder/director, principal amount of
 $3,075,798 plus accrued interest of $843,507,
 net of unamortized warrant discount of
 $806,588. All outstanding principal and
 accrued interest due is
 convertible into shares of the Company's
 common stock at a price of $1.80 per share.
 Upon certain events the company may convert
 these notes  at
 a price of the lower of $1.80 or the conversion
 price of the convertible bridge notes.  During
 the six months ended December 31, 2001,
 the Company amortized $403,296 of the
 discount to interest expense. All outstanding
 principal and interest, computed at 1% per
 month, is due and payable on or before
 December 31, 2002.                                         $     3,112,717

Unsecured notes payable to two stockholders,
 principal amount of $308,114 plus accrued
 interest of $95,913. All outstanding principal
 and interest, computed at 1% per month, is due
 and payable on or before April 30, 2002.
 The outstanding principal and accrued interest
 due, is convertible into shares of the
 Company's common stock at a price of $1.80
 per share. Upon certain events the company may convert
 these notes prior to maturity at the lower
 of $1.80 or the conversion price of the convertible
 bridge notes.(See note below)                                      404,027

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Unsecured notes payable to various stockholders,
 principal amount of $1,121,911 plus accrued
 interest of $340,759. All outstanding principal
 and accrued interest at 1% per month is due
 and payable on or before April 30, 2002.
 The outstanding principal and accrued interest
 due, is convertible into shares of the
 Company's common stock at a price of $2.25
 per share, under certain agreed upon conditions.
 Upon certain events the company may convert
 these notes prior to maturity at the lower
 of $2.25 or the conversion price of the convertible
 bridge notes.                                                   1,462,670

Unsecured notes payable to Southview,
 principal amount of $500,000 plus accrued
 interest of $37,807. All outstanding principal
 and accrued interest at .67% per month is due
 upon completion of financing to the Company and
 is therefore classified as short-term                             537,807

Unsecured advances from to D2,
 principal amount of $177,500 plus accrued
 interest of $957. All outstanding principal
 and accrued interest at .67% per month is due
 upon completion of financing to the Company and
 is therefore classified as short-term                             178,457

Unsecured advances from Dublin Holding, Ltd.
 principal amount of $150,000 plus accrued
 interest of $954. All outstanding principal
 and accrued interest at .67% per month is due
 upon completion of financing to the Company and
 is therefore classified as short-term                             150,954

Unsecured advances from Peaches Trust,
 principal amount of $27,500 plus accrued
 interest of $30. All outstanding principal
 and accrued interest at .67% per month is due
 upon completion of financing to the Company and
 is therefore classified as short-term                              27,530
                                                           ---------------
Total notes payable, related parties - current                   5,874,162
                                                           ===============

Note: Total notes payable - related parties excludes convertible bridge notes payable to related parties (see Note 3).

On January 15, 2002 due to the transaction with Centerpoint (See Note 7 - Capital Structure and Note 8 - Subsequent Event), all Notes Payable, Related Parties were converted to shares of the Company's common stock at $.75 per share. All unsecured advances of related parties set forth above were repaid during January 2002

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


5.  Related Party Transactions

The Company's equity and notes payable transactions with stockholders and other related parties are included in Notes 3 and 4, respectively.

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement required total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add the monthly fees to the balance of their convertible bridge notes payable (Note 3). As of December 31, 2001 compensation of $277,000 has been added to the balance of the 2000 D2 Convertible Bridge Note; compensation of $136,458 has been added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC; and compensation of $133,333 has been added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC.

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

     * amend certain Southview warrants ("SV1" and "SV2") so that upon earlier of (i) completion of financing or series of financings large enough to "trigger" the conversion of the Company's outstanding Bridge Notes and 2001 Convertible Notes (collectively "CV Notes") into the Company's common stock; or (ii) conversion of the CV Notes into the Company's common stock on April 29, 2002, the outstanding Class SV1 and SV2 Warrants owned by D2 will be adjusted ("Adjusted Warrants") so that D2 owns Adjusted Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the "fully-diluted" outstanding shares. Upon completion of the transaction with Centerpoint on January 15, 2002, the Southview Warrants were adjusted to equal 20% (10,373,427) of the "fully-diluted" outstanding shares of the Company. (See Note 7 Capital Structure and Note 8 - Subsequent Events)

As partial consideration for Bion agreeing to the adjustment to the warrants, Southview agreed to extend the term of the outstanding promissory note due July 31, 2001 with a balance of $521,039 including accrued interest so that such promissory note could be repaid from the proceeds of a new financing. Upon completion of the transaction with Centerpoint on January 15, 2002, the Company repaid this promissory note. (See Note 7 - Capital Structure and Note 8 - Subsequent Events)

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


On August 1, 2001 Mark Smith and certain entities related to him which owned shares of our Common Stock (the "Smith Shares") entered into a voting agreement that gives David Mitchell, our President and CEO, the power to vote all of the Smith Shares as to most matters, but Mr. Smith will still have the right to vote the Smith Shares with respect to a sale of substantially all of our assets or a merger. The voting agreement is purely contractual and is not a formal voting trust.

In addition, Mr. Smith and certain related entities entered into a separate agreement with the Company which imposes certain restrictions on the sale and transfer of the Smith Shares and amends the respective terms of five convertible promissory notes payable to Dublin Holding, Ltd, the Mark A. Smith Rollover IRA and the Kelly Smith Rollover IRA to provide that all five of these notes will be automatically and fully converted (with all principal and accrued interest calculated as if they had been held to maturity) into shares of our Common Stock upon the conversion of our outstanding Convertible Bridge Notes and 2001 Convertible Notes at a conversion rate equal to the lesser of
(i) $1.80 per share or (ii) the conversion price of our outstanding Convertible Bridge Notes and 2001 Convertible Notes. Upon completion of the transaction with Centerpoint on January 15, 2002, these notes were converted into shares of the Company's stock at $.75 per share. (See Note 7 - Capital Structure and Note 8 - Subsequent Event)

Under the terms of the Deferred Trust under the Deferred Compensation Plan to D2 Co., LLC (the "Trust") the Company has issued shares of Convertible Bridge Notes and common stock to the Trust as payment for management fees due D2. The assets of the Trust are held for the benefit of D2 LLC. (See Note 3-Convertible Bridge Notes Payable and Note 6-Stockholders Deficit)

6.  Stockholders' Deficit

During the quarter the following transactions occurred:

On December 31, 2001 we issued 153,215 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $125,000 of management fees earned for the three months ending December 31, 2001, based on an average closing price of the Company's common stock for the quarter of $0.82.

On October 22, 2001 we issued 80,984 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $125,000 of management fees earned for the three months ending September 30, 2001, based on an average closing price of the Company's common stock for the quarter of $1.54.

On October 1, 2001 and November 15, 2001 we issued 40,000 and 7,000 shares of the Company's common stock, respectively, to Jon Northrop towards the balance of consideration due for consulting services. Common stock was increased by $39,370 for the value of the shares issued.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


On October 1, 2001 and November 15, 2001 we issued 29,000 and 17,900 shares of the Company's common stock, respectively, to certain employees towards the balance of consideration due for severance agreements. Common stock was increased by $37,649 for the value of the shares issued.

On December 17, 2001 we granted 50,000 options to the Company's attorney. Using the Black Scholes model the Company valued the options at $11,990, which was expensed to general and administrative during the quarter. These options were exercised December 31, 2001 to purchase 50,000 shares of our common stock at $1.00 per share. For payment of the shares, $50,000 was added to the outstanding promissory note due to the Company on August 9, 2011 bringing the total balance to $80,341 as of December 31, 2001

On December 17, 2001 we granted Dennis Tristao, who joined the Company's Advisory Board, 10,000 options to purchase shares of the Company's common stock at $1.00 per share expiring December 31, 2003. We also granted 90,000 options to purchase shares of the Company's common stock to Mr. Tristao for consulting services to be provided to the Company. These options vest upon completion of certain events and expire December 31, 2003. These options were valued using the Black Scholes model at $16,062 and are being amortized over the life of the consulting agreement. An expense of $892 was taken for the current quarter.

On December 17, 2001, we granted Jarold Glick who joined the Company's Advisory Board, 15,000 options to purchase shares of the Company's common stock at $1.00 per share expiring December 31, 2003. These options were valued using the Black Scholes model at $3,597 and have been expensed during the quarter.

An expense of $42,088 related to the vesting of previously issued options has been recorded during the quarter ended December 31, 2001.

7. Capital Structure

Because the Company has a relatively complex capital structure which underwent recent substantial changes, the following capital structure details are set forth as of February 6, 2002:

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Common Stock

As of February 6, 2002 the Company had 52,671,128 (this includes 10,957,300 shares owned by Centerpoint that will be returned to the Company on distribution of the Company's common stock to Center point shareholders) shares of common stock issued and outstanding.

Options

As of February 6, 2002, the Company had the following options outstanding:

Options Vested

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Directors           $ 1.55             11,112      08/19/02
       Plan              $ 2.04             11,112      08/19/02
                         $ 2.91             11,112      11/17/03
                         $ 1.61             10,000      08/04/04
                                         ---------
     Total Directors                        43,336
                                         =========

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Employee            $  .95                667      12/31/03
        Plans            $ 1.00             25,000      12/31/03
                         $ 1.10            162,524      12/31/02
                         $ 1.10             37,500      06/30/03
                         $ 1.10            332,334      12/31/03
                         $ 1.10            125,000      12/31/04
                         $ 1.22              5,000      12/31/03
                         $ 1.25            169,445      12/31/03
                         $ 1.50             66,000      08/17/03
                         $ 1.50             50,502      12/31/03
                         $ 2.00            159,513      12/31/02
                         $ 2.00             25,000      07/31/03
                         $ 2.00             90,000      07/31/04
                         $ 2.25             10,000      12/31/03
                         $ 2.50              5,000      12/31/02
                         $ 2.50             75,000      06/30/03
                         $ 2.50             40,000      12/31/03
                         $ 2.70             55,556      12/31/02
                                         ---------
     Total Employees                     1,434,041
                                         =========

     Total (Directors
      and Employees)                     1,477,377
                                         =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Options Non-Vested

                  Exercise
                   Price      Shares      Vesting Dates       Expiration
                  --------  ---------   -----------------   ---------------
Employee Plans    $ 1.00       90,000       12/17/02        12/31/03
                  $ 1.10       49,201       04/30/02        12/31/02
                  $ 1.10       37,500       12/31/02        06/30/03
                  $ 1.10       54,666   03/01/02-07/15/03   12/31/03
                  $ 1.10      290,000   03/31/02-12/31/03   12/31/04
                  $ 1.22       10,000   04/09/02-01/09/03   12/31/03
                  $ 1.50       37,165   02/01/02-11/01/02   12/31/03
                  $ 1.50       20,000   06/06/02-06/06/03   12/31/05
                  $ 1.60       35,000       07/13/02        07/13/04
                  $ 1.60       35,000       07/13/03        07/13/05
                  $ 2.00       20,000       04/21/02        12/31/03
                  $ 2.50       20,000       04/21/02        12/31/03
                            ---------
     Total                    698,532
                            ---------

     Total Vested
     and Non-Vested         2,175,909
                            =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Warrants

As of February 6, 2002, the Company had the following warrants outstanding:

Warrant             Shares         Expiration Date        Exercise Price
-------          ---------         ---------------        --------------

Class D2C-W         24,550            06/30/04               $ 2.50
Class G-6            3,148            04/20/02               $ 5.40
Class J-1           30,000            12/31/04               $ 2.00
Class J-1A (1)   1,198,500            12/31/04               $  .60
Class J-1AA(2)     175,950            12/31/04               $  .75
Class J-1B (3)     300,450            12/31/05               $  .60
Class J-1C (4)     457,688            12/31/05               $  .60
Class J-1D (5)     308,264            12/31/04               $ 1.50
Class J-2           65,000            12/31/04               $ 1.50
Class SV        10,373,427            02/16/06               $  .75
Class O          1,000,000            01/15/06               $  .90
                ----------                                 -----------
                13,936,977                                 $ .60-5.40
                 =========                                 ===========

1. Class J-1A Warrants may be called for redemption at the Company's option if the bid price for our common stock is above $1.40 and certain other conditions are met.

2. Class J-1AA Warrants may be called for redemption at the Company's option if the bid price for our common stock is above $1.50 and certain other conditions are met.

3. Class J-1B Warrants may be called for redemption at the Company's option if the bid price for our common stock is above $1.40 and certain other conditions are met.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


4. Class J-1C Warrants may be called for redemption at the Company's option if the bid price for our common stock is above $1.40 and certain other conditions are met.

5. Class J-1D Warrants may be called for redemption at the Company's option if the bid price for our common stock is above $3.50 and certain other conditions are met.

At February 6, 2002, there were warrants exercisable to purchase 13,936,977 shares of Common Stock.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements



8. Subsequent Events

On January 15, 2002, the Company issued 19,000,000 shares of its restricted common stock to Centerpoint Corporation, a publicly held Delaware corporation ("Centerpoint"), that has not been current in its filings with the Securities and Exchange Commission since it ceased business activities after the sale of its motorcycle business approximately two years ago, in exchange for approximately $8.5 million in cash and the assignment of certain claims and other rights owned by Centerpoint. The 19,000,000 shares currently held by Centerpoint represent approximately 36.2% of our currently outstanding common stock. Immediately upon consummation of the transaction with Centerpoint, we purchased a 57.7% majority interest in Centerpoint from its Italian parent, OAM, S.p.A. ("OAM") by issuing 1,000,000 additional shares to OAM, a warrant to purchase an additional 1,000,000 shares, paying $3.7 million of cash and reassigning all of the other assets that we obtained from Centerpoint.

     As a net result of these two transactions, we obtained $4.8 million in cash and own a majority of Centerpoint's currently issued and outstanding shares. During 2002, we intend to file a registration statement to allow Centerpoint to distribute to its stockholders the 19 million shares that we issued to it in connection with the acquisition. We expect the distribution to occur during the second half of calendar 2002. When that distribution occurs, approximately 11 million of our shares will be distributed back to us and cancelled. After we cancel these shares, the two transactions will have resulted in a net increase of approximately 9 million of our issued and outstanding shares, which includes one million shares issued by us to OAM as partial consideration for our obtaining control of Centerpoint.

Other than the 19,000,000 shares of our common stock, Centerpoint currently has only minimal cash, no other significant assets and no business operations. Centerpoint does continue to hold 35% of the rights to a litigation claim and an escrow account which are carried on Centerpoint's books at no value.

David Mitchell, our CEO and a Director, is also a founder, stockholder and option holder of Centerpoint, and currently serves as its President and a director (Prior to the acquisition, Mr. Mitchell on a fully diluted basis, held approximately 1% of the outstanding common stock and warrants of Centerpoint). William Spier, who was a director of Centerpoint prior to January 25, 2002, also serves on our advisory board. Prior to this transaction, Howard Chase, who became a director of Bion on January 21, 2002, served on the board of directors of Centerpoint. Effective January 15, 2002, however, he resigned his position as a director of Centerpoint. David Fuller, our Principal Accounting Officer, serves as Secretary and Principal
Accounting Officer of Centerpoint.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


     The transaction with Centerpoint also caused the automatic conversion of more than $14.2 million in outstanding convertible debt which will result in our issuance of slightly in excess of 19 million additional shares of our Common Stock. All of this debt was automatically converted into shares of our Common Stock in accordance with the terms of the various debt instruments at a conversion rate of $0.75 per share, which is the same price for which we sold shares to Centerpoint. This conversion will result in the company taking a charge of $7,000,000 for the beneficial conversion feature of this debt. Salvador Zizza (a Director), Andrew Gould (a Director), Jere Northrop (a Director), Mark Smith, his wife and entities related to him, D2 and D2 Trust(both of which entities are affiliates of David Mitchell, our CEO and Director) owned convertible debt instruments that were converted into shares of our Common Stock as a result of the transaction with Centerpoint. The following table sets forth the amounts of principal and interest converted and the number of shares issued to these persons:

                                        Amount of Prin-       Number of
              Name                    cipal and Interest      of Shares
              ----                    ------------------      ---------

Salvatore Zizza                          $  163,839              218,453
Andrew Gould                             $    8,350               11,134
Jere Northrop                            $  504,461              672,616
Mark Smith:
   Mark A. Smith Rollover IRA            $  393,567              524,743
   Kelly Smith Rollover IRA              $  339,870              453,161
   Dublin Holding                        $3,682,944            4,910,593
David Mitchell:
   D2Co., LLC                            $  395,493              527,326
   Trust for D2Co., LLC                  $  270,477              360,636

As a result of the transactions involving Centerpoint, effective January 15, 2002, in accordance with the terms of an existing agreement with D2CO, LLC, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, our President and CEO we amended the SV1 and SV2 Warrants so that the warrants now provide for the purchase, in the aggregate, of 10,373,427 shares of our common stock at a purchase price of $.75. All other terms of the SV1 and SV2 Warrants remain the same. The Company will take a non-cash expense of $3,700,000 for the change in the amount and terms of warrants which were valued using the Black Scholes pricing model.

 As a result of these transactions and the repayment of debt to affiliates from the proceeds, the Company as of January 15, 2002 is debt-free (with the exception of trade payables), has 52,671,128 shares outstanding (this includes 10,957,300 shares owned by Centerpoint that will be returned to the Company on distribution of the Company's common stock to Center point shareholders) and has in excess of $3.5 million in cash.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


The following Proforma Balance Sheet adjusts our December 31, 2001 Balance Sheet with proforma adjustments to reflect the Centerpoint transaction, the consolidation and elimination of the Centerpoint investment, the conversion of all convertible debt and the payment of non-convertible debt as if they had all occurred on December 31, 2001. This proforma Balance Sheet assumes that Centerpoint has no assets other than 19,000,000 Bion shares and no liabilities, and does not account for "Goodwill", if any, and value which might be assigned to Centerpoint's remaining assets which are related to the administrating of a litigation claim and a receivable whose value cannot currently be determined.


Unaudited Proforma Consolidated
Balance Sheet as of December 21, 2001

                                         Centerpoint                  Bion
                                         Purchase of               Purchase of
                             Bion        19,000,000                 57.7% of                   Conversion
                            Balance      Bion Shares               Centerpoint                   of all
                           December 31,   Proforma     Proforma     Proforma      Proforma     Outstanding    Proforma
                              2001       Adjustments   Financing   Adjustments  Consolidated    Bion Debt    As Adjusted
                           -----------   -----------   ----------  ----------   ------------   -----------   -----------
Assets

Current:
  Cash and cash
  equivalents                   47,264     8,500,000    8,547,264  (3,700,000)    4,847,264       (894,748)   3,952,516

  Accounts receivable,
  less allowance of
  $2,000 for
  possible losses               11,388     3,900,000    3,911,388  (3,900,000)       11,388                      11,388

  Investment in
  Centerpoint                                                               0

  Prepaid expenses               8,333                      8,333                     8,333                       8,333
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------

Total current assets            66,985    12,400,000   12,466,985  (7,600,000)    4,866,985       (894,748)   3,972,237
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Net property and
equipment                      159,472                    159,472                   159,472                     159,472
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Other assets:
  Note Receivable               80,341     1,850,000    1,930,341  (1,850,000)       80,341                      80,341

  Patents, net of
  accumulated
  amortization of
  $23,193                       31,753                     31,753                    31,753                      31,753

  Deposits and other           135,859                    135,859                   135,859                     135,859
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Total other assets             247,953     1,850,000    2,097,953  (1,850,000)      247,953              0      247,953
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Total Assets                   474,410    14,250,000   14,724,410  (9,450,000)    5,274,410       (894,748)   4,379,662
                           ===========    ==========   ==========  ==========    ==========    ===========    =========







                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Unaudited Proforma Consolidated
Balance Sheet as of December 21, 2001 (Continued)


Liabilities and
Stockholders' Deficit

Current:
  Accounts payable             306,524                    306,524                   306,524                     306,524

  Convertible bridge
  notes payable              7,193,402                  7,193,402                 7,193,402     (7,193,402)           0

  Notes payable,
  related parties -
  current                    5,874,162                  5,874,162                 5,874,162     (5,874,162)           0

  Stock subscription
  payable                            0                          0                         0                           0

  Current portion of
  capital lease
  obligations                    5,156                      5,156                     5,156                       5,156

  Accrued expenses
  and note payable              51,678                     51,678                    51,678                      51,678
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Total current
liabilities                 13,430,922            0    13,430,922           0    13,430,922    (13,067,564)     363,358
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------

Long-term liabilities:
  Long-term portion
  of capital lease
  obligations                    1,974                      1,974                     1,974              0        1,974
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Total long-term
liabilities                      1,974             0        1,974           0         1,974              0        1,974
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Total liabilities           13,432,896             0   13,432,896           0    13,432,896    (13,067,564)     365,332
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Commitments and
contingencies

Total stockholders'
equity (deficit)           (12,958,486)   14,250,000    1,291,514  (9,450,000)   (8,158,486)    12,172,816    4,014,330
                           -----------    ----------   ----------  ----------    ----------    -----------    ---------
Total Liabilities
and Stockholders'
Equity (Deficit)               474,410    14,250,000   14,724,410  (9,450,000)    5,274,410       (894,748)   4,379,662
                           ===========    ==========   ==========  ==========    ==========    ===========    =========



                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


   Footnotes to Proforma Balance Sheet


1) Centerpoint purchase of 19,000,000 shares of the Company's common stock at $0.75 per share paid as follows:

   Cash                                               $ 8,500,000
   Account receivable                                 $ 3,900,000
   Note receivable                                    $ 1,850,000
   Stockholders' equity                               $14,250,000


2a) Bion's purchase of 57.67% of Centerpoint from OAM S.p.A. as follows:

    Investment in Centerpoint                          $10,580,000
    Cash                                               $ 3,700,000
    Account receivable                                 $ 3,900,000
    Note receivable                                    $ 1,850,000
    Stockholders' equity(a)                            $ 1,130,000

(a) 1,000,000 shares of the Company's stock issued to OAM S.p.A. at $0.75 per share. Additionally, 1,000,000 warrants were issued to OAM and are included in Stockholders' equity at $380,000. These warrants were valued using the Black Scholes pricing model.

2b) Elimination of investment in Centerpoint:

    Stockholders' equity                               $10,580,000
    Investment in Centerpoint                          $10,580,000

3a) Notes payable, related parties - current of $4,979,414 of convertible debt including accrued interest of $1,280,179 has been converted into 8,378,999 shares of the Company's common stock and non-convertible debt of $894,748 has been paid.

    Notes payable, related parties, - current           $5,874,162
    Cash                                                  $894,748
    Stockholders' equity                                $4,979,414

3b) Convertible bridge notes of $7,953,324 including unamortized debt discount of $759,919 has been converted into 10,630,078 shares of the Company's common stock.

    Convertible bridge notes payable                    $7,193,405
    Stockholders' equity                                $7,193,405

4) After the above transactions, the Company has outstanding common stock totaling 41,713,828 shares (net of 10,957,300 shares
    (57.67%) of the 19,000,000 shares of the Company's common stock owned by Centerpoint).

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Effective January 15, 2002, pursuant to existing agreements, we amended the terms of our 2000 Bridge Warrants and 2001 Warrants as follows:

     *the exercise price was changed to $.60 and the call price was changed to $1.40.

     *the terms of the J-1AA Warrants issued to brokers as compensation in connection with our private placement were changed to an exercise price of $.75 with a call price of $1.50.

In conjunction with the conversion of certain of our convertible bridge notes effective January 15, 2002, pursuant to their existing agreements with us, we issued 308,264 warrants to unaffiliated brokers. These warrants (J-1D warrants) are exercisable at a price of $1.50 per share until December 31, 2004 with a call price of $3.50.

Effective January 15, 2002, in accordance with the terms of an existing agreement with D2CO, LLC, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, our President and CEO (collectively, "D2"), we amended the SV1 and SV2 Warrants held by D2 so that warrants now provide for the purchase, in the aggregate, of 10,373,427 shares of our common stock at a purchase price of $.75. All other terms of the SV1 and SV2 Warrants remain the same.

We issued and amended the following options to our Directors and employees:

Effective January 15, 2002, two employees were granted options to purchase a total of 240,000 shares for three years at an exercise price of $1.10 per share;

Effective January 15, 2002, 169,445 outstanding options owned by an employee who rejoined the Company were extended until December 31, 2003, with a reduced exercise price of $1.25 per share. Additional options were granted to the same employee to purchase 10,000 shares at $1.50 per share, 20,000 shares at $2.00 per share and 20,000 shares at $2.50 per share, all of which are exercisable until December 31, 2003.

Effective January 15, 2002, Mark Smith was granted an option to purchase 25,000 shares at an exercise price of $1.10 per share until December 31, 2004;

Effective January 15, 2002, Jere Northrop was granted an option to purchase 25,000 shares at an exercise price of $1.10 per share until December 31, 2003;

Effective January 15, 2002, The 100,000 "J" Warrants held by Sal Zizza were cancelled and he was issued an option to purchase 100,000 shares under our Incentive Plan at an exercise price of $1.10 until December 31, 2004;

All of the options, having an exercise price in excess of $1.50 per share, that are held by fourteen of our employees and two of our Directors, were reduced to $1.10 per share. As a result, we reduced the exercise price of options to purchase an aggregate of 636,725 shares;

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Effective January 21, 2002, we granted employee bonuses to fifteen of our employees in the aggregate amount of $112,650, all of which were paid in shares of our Common Stock valued at $1.25 per share for a total of 90,120 shares.

On January 31, 2002, the Company entered into a licensing agreement with BioBalance A/S. This agreement allows the Company to license the BioBlance technology for use in the field of agricultural applications for treating/converting animal waste in to soil-like products with a content of nutrients and organic matter. The agreement exclusively covers the United States and its territories. This licensing agreement is for ten years and can be cancelled by the Company with 120 days notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes.

     Going Concern
     -------------

     The financial statements contained in this Form 10-QSB show $31,207,606 being invested in or contributed to Bion as of December 31, 2001. We had a shareholder deficit of $12,958,486, accumulated deficit of $44,166,092, limited current revenues and substantial current operating losses. (Note that $5,874,162 of the related parties notes payable and $7,193,402 of convertible bridge notes payable, approximately 101% of the negative net worth, have been converted to shares of the Company's common stock on January 15, 2002 due to the transaction with Centerpoint. Therefore, upon conversion, our negative net worth was eliminated. (See Note 7 Capital Structure and Note 8 - Subsequent Events) Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

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

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at
this time, are unknown.    Due to the transaction with Centerpoint, we have
enough funds for our operations for the current fiscal year ending June 30,
2002. (See Note 8 - Subsequent Events)   We anticipate spending $550,000 on
research and development efforts and the balance on compensation and general business overhead.

Financial Condition and Results of Operations
---------------------------------------------

     Liquidity and Capital Resources

     Our Consolidated Balance Sheet as of December 31, 2001 shows current assets of $66,985 and total assets of $474,410. Our current and total liabilities as of December 31, 2001 are $13,430,922 and $13,432,896,
respectively. Total assets decreased by $1,208,252 from June 30, 2001. The change is primarily attributable to the $1,253,134 decrease in cash and cash equivalents primarily as a result of net cash used in operating activities. Our current ratio is 0.005:1 as of December 31, 2001 as compared to 0.16:1 as of June 30, 2001. The reduction in the current ratio results from the reduction in cash and cash equivalents and the reclassification of Notes payable, related parties from long-term to current.

     Total liabilities increased by $2,588,472 in the six-month period ended December 31, 2001. This increase was due to additions to the convertible bridge notes and related parties notes payable for accrued interest of $985,341 and amortization of the debt discount of $1,554,426, a further increase on the convertible bridge notes of $24,500 for interest due D2 and the Trust Under Deferred Compensation Plan for D2CO, LLC. An increase in accounts payable of $96,051 and an increase in accrued liabilities of $16,406 also added to the increase in total liabilities. These amounts were reduced by the conversion of one of the convertible bridge notes with a balance including accrued interest of $112,740.

We believe that during the balance of the fiscal year ending June 30, 2002, we will not generate sufficient operating cash flow to meet our needs. However, due to the transaction with Centerpoint we now have approximately $3,900,000 in working capital, which will be sufficient for the remainder of the fiscal year ending June 30, 2002. We are in the process of attempting to obtain additional financing for operations in the next fiscal year, but there is no assurance that our efforts will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations after June 30, 2002.

     We do not currently have any commitments for any material capital expenditures.

Results of Operations
---------------------

Comparison of the Six Months Ended December 31, 2001 with the Six Months Ended December 31, 2000

     We recorded $28,612 of BionSoil(R) sales during the six months ended December 31, 2001. This compares to $41,976 BionSoil(R) sales during the six months ended December 31, 2000. The decrease of $13,364 is attributable to lower BionSoil(R) sales to customers, as a larger quantity of BionSoil(R) was used for testing and turf trials. As a result of our research and development efforts during the last two years, the second generation of our technology has completed development. We have designed and/or tested NMS systems, which use state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The focus on the new system design has had a negative effect on system sales. Cost of goods sold decreased $53,916 for the soil sales primarily as a result of a decrease in subcontractors' costs of $75,190 and a decrease in travel, lodging and meals of $14,458. These decreases were offset by increases in freight of $24,484 and equipment rental of $18,012.

We incurred gross losses of $214,064 and $254,616 during the six months ended December 31, 2001 and 2000, respectively. The gross losses are primarily a result of the fact that much of the soil produced was sold at below cost to help gain market acceptance. We believe that this trend will reverse as we enter the final phase of system testing and revenues will increase with new sales.

General and administrative expenses decreased $4,779,865 (74%) for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. $2,173,460 of the decrease is attributable to December 31, 2000 non-cash expense related to the beneficial value of the stock consideration received over the value of the warrants surrendered in connection with warrant/stock exchange transactions and amortization of the remaining deferred consulting expense to D2 of $2,648,882, partially offset by other individually insignificant increases.

     Research and development costs decreased $236,055 during the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. This decrease is due to winding down the design and testing of the second-generation system.

     Interest expense increased $907,219 for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 due to additional borrowings from private placements. Of this increase, $908,649 was for non-cash interest expenses offset slightly by lower cash interest expenses.

     We had a decrease in interest income of $55,848 due to lower average cash balances associated with cash flow generated from financing activities.

          The net loss and comprehensive loss decreased by $4,657,653(49%) during the six months ended December 31, 2001. The decrease primarily related to the decrease of $4,779,865 of general and administrative expenses (primarily for the beneficial value of the stock consideration received over the value of the warrants surrendered in connection with warrant/stock exchange transactions and the amortization of the deferred consulting expense in the period ending December 31, 2000), the decrease in research and development of $236,055, the decrease in cumulative effect of change in accounting principle of $481,250 and an increase of other income (expense) of $82,998 of income. This was offset by the increase of $907,219 of interest expense and the decrease of $55,848 of interest income.

     Basic and diluted loss per common share decreased by $0.34, from $0.70 to $0.36. The decrease in the loss per share is attributable to the aforementioned decrease in the net loss.

Comparison of the Three Months Ended December 31, 2001 with the Three Months Ended December 31,2000

     We recorded $15,610 of BionSoil(R) sales during the three months ended December 31, 2001. This compares to $24,324 BionSoil(R) sales during the three months ended December 31, 2000. We had been in the design and testing phase of the second-generation system, which had a negative effect on sales and are now beginning to start to increase efforts for greater sales of Bionsoil(R). The focus on the new system design has had a short-term negative effect on system sales as well. Cost of goods sold decreased $84,100 primarily as a result more testing and research of BionSoil(R).

     We incurred gross losses of $107,976 and $183,362 during the three months ended December 31, 2001 and 2000, respectively. The gross losses result from inefficiencies associated with the disproportionate relationship between cost of good sold and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

    General and administrative expenses decreased $2,462,319 (74%) for the three months ended December 31, 2001 as compared to the three months ended December 31, 2000. Of the decrease, consulting fee decreased by $2,404,550 and compensation and supplemental compensation decreased $110,779. These decreases were partially offset by an increase in rent of $32,801.

    Research and development costs decreased $67,205 during the three months ended December 31, 2001. This decrease is due to winding down the design and testing of the second-generation system.

     Interest expense increased $471,108 due to additional borrowings from private placements and value attributed to the adjustment in terms of certain warrants that was expensed to interest. Non-cash interest expense for the three months ended December 31, 2001 and 2000 was $1,421,048 and $949,264, respectively.

     We had a decrease in interest income of $23,094 due to lower cash balances associated with cash flow generated from financing activities.

     The net loss and comprehensive loss decreased $2,626,798 (51%) during the three months ended December 31, 2001. The decrease primarily related to decrease in general and administrative expenses of $2,462,319, a decrease in cost of goods sold of $84,100, a decrease in research and development costs of $67,205 and the decrease in cumulative effect of change in accounting principle of $481,250. These decreases are offset by an increased in interest expense of $471,108.

     Basic and diluted loss per common share is decreased by $0.17 from $0.36 to $0.19. The increase in loss per share is attributable to the aforementioned increase in net loss.

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


ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the quarter ended December 31, 2001 without registration under the Securities Act of 1933, as amended:

     Common Stock
     ------------

     On December 31, 2001 we issued 153,215 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $125,000 of management fees earned for the three months ending December 31, 2001, based on an average closing price of the Company's common stock for the quarter of $0.82.

     On October 22, 2001 we issued 80,984 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $125,000 of management fees earned for the three months ending September 30, 2001, based on an average closing price of the Company's common stock for the quarter of $1.54.

     The shares issued to the Trust Under Deferred Compensation Plan for D2CO, LLC ("the Trust") were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. The Trust was established by the Company and D2 under a deferred compensation arrangement. D2 is wholly-owned by David
Mitchell, the Company's Chairman, CEO and President.   Mr. Mitchell is an
accredited investor and has knowledge and experience in financial and business matters such that he was capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

ITEM 3.  Defaults Upon Senior Securities.  None


ITEM 4.  Submission of Matters to a Vote of Security Holders.  None


ITEM 5.  Other Information.

ITEM 6.  Exhibits and Reports on Form 8-K.

Index to Exhibits
-----------------

   Exhibits
   --------

         None


Reports on Form 8-K
-------------------

         The following current reports on Form 8-K were filed during the three months ended December 31, 2001.

          Form 8-K dated December 12, 2001:  Items 2,5 & 7

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


Dated:   February 14, 2001