Form 10QSB/A
period 2000-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-02-20
CIK 875729

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


Commission file number 0-19333



                   Bion Environmental Technologies, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Colorado                                    84-1176672
    -------------------------------                 --------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     18 East 50th Street 10th Floor, New York, NY              10022
     ---------------------------------------------           ----------
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

PART II

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

     Convertible Notes
     -----------------

      During the quarter ended September 30, 2000, we added $60,000 in principal to the convertible bridge notes held by D2Co., LLC for management fees. We also added $107,884 of interest to the convertible notes listed in
Note 3 during the quarter ended September 30, 2000.

     The warrants, shares of our Common Stock and convertible notes which were issued pursuant to the transactions set forth above were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and/or access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned thereunder duly authorized.


                              Bion Environmental Technologies, Inc.



                              By: /s/ David Fuller
                                  ----------------------------------------
                                  David Fuller, Authorized Officer and
                                  Principal Accounting Officer


Dated:  February 20, 2002