Form 10QSB/A
period 2000-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-02-20
CIK 875729

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

     Convertible Notes
     -----------------

      During the quarter ended December 31, 2000, we added $60,000 in principal to the convertible bridge notes held by D2Co., LLC for management fees. We also added $108,717 of interest to the convertible notes listed in
Note 3 of the financial statements during the three months ended December 31
2000.

     The warrants, shares of our Common Stock and convertible notes, which were issued pursuant to the transactions set forth above, were issued in reliance upon the exemptions from registration afforded by Sections 3(b), 4(2), and/or other provisions of the Securities Act of 1933, as amended. Each of the persons to whom such securities were issued made an informed investment decision based upon negotiation with us and was provided with appropriate offering documents and/or access to material information regarding Bion. We believe that such persons had knowledge and experience in financial and business matters such that they were capable of evaluating the merits and risks of the acquisition of our Common Stock in connection with these transactions. All certificates representing such common shares bear an appropriate legend restricting the transfer of such securities, except in accordance with the Securities Act of 1933, as amended, and stop transfer instructions have been provided to our transfer agent in accordance therewith.

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