Form 10KSB/A
period 2001-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-02-20
CIK 875729

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-KSB/A

                               AMENDMENT NO. 2

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

     Convertible Notes
     -----------------

     During the three months ended June 30, 2001, we received $2,527,218 from the sale of convertible bridge notes sold to 16 accredited investors. We also issued a convertible bridge note to a trust on behalf of D2 Co., LLC for $127,083 for management fees.


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

     Going Concern
     -------------

     The audited financial statements contained in this Form 10-KSB show $30,218,339 being invested in or contributed to Bion as of June 30, 2001. We have a stockholders' deficit of $9,161,762, cumulative deficit of $39,380,101, which includes non-cash charges of $10,659,214 during the year ended June 30, 2001, limited current revenues and substantial current operating losses.
(Note that the related parties notes payable of $4,780,817 are approximately 52% of the negative net worth, of which $4,263,174 is convertible into our Common Stock with an effective registration statement related to the resale of such shares. Note further that all but $517,643 of our debt will be automatically converted into our Common Stock no later than April 29, 2002, with an effective resale registration statement, which would eliminate most or all of our stockholders' deficit.) The convertible debt and accrued interest will be converted into shares in the event that we issue any capital stock or securities convertible into capital stock for an aggregate purchase price of at least $5,000,000 in a public or private offering. If no such offering occurs, the convertible debt will be converted into shares on April 29, 2002.


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

     Financial Condition and Results of Operations
     ---------------------------------------------

     Liquidity and Capital Resources
     -------------------------------

     Our operating activities used $4,287,762 and $3,498,506 of cash during the years ended June 30, 2001 and 2000, respectively. The net loss of $15,553,223 for the year 2001 compared to a net loss of $8,897,385 in 2000. The loss of $15,553,223 included non-cash general and administrative expenses of $7,645,570 and non-cash interest expense of $3,013,644. Included in the non-cash general and administrative expenses of $7,645,570 are charges of $2,332,000 for warrants issued as compensation for consulting to Southview, Inc., a company owned by David Mitchell, our Chairman, CEO and President. Charges of $2,361,153 and $320,000 were taken for the cancellation of warrants issued to D2 for consulting, which is also owned by David Mitchell, and amortization of deferred consulting expenses for D2, respectively. An additional expense for management fees to D2 of $370,000 is also included in the total expense. A charge of $2,179,182 for the beneficial value of warrants exchanged for common stock was also recorded as a non-cash general and administrative expense. This amount includes $453,549 for Dublin Holdings, $53,322 for LTLK Defined Benefit Plan and $919,547 for LTLK Foundation, companies related to Mark Smith, an Officer and Director of Bion. This amount also includes $61,418 for Craig Scott, $143,988 for Jere Northrop (and parties related to him), $177,936 for Jon Northrop and $36,402 for Duane Stutzman, who were Officers of Bion. Non-cash general and administrative expense and non-cash interest expense of $3,590,191 and $2,244,028 were included in the 2000 loss of $8,897,385. During the years ended June 30, 2001 and 2000, our accounts payable and accrued expenses were increased by $118,114 and decreased by $581,696 respectively. The increase is due to the timing of our payment cycle while the decrease in the prior year is due to the payment of accounts using the proceeds from the private placement of our convertible bridge notes payable.


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


     General and administrative expenses increased $4,645,370 (80%). The increase is primarily ($4,055,379) attributable to non-cash expenses as part of the issuance of stock and warrants associated with the various transactions discussed below. (See Notes 2, 3, 4 and 11 to the financial statements.)


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

     Notes to Consolidated Financial Statements                 F-17 to F-37

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation
--------------------

     The following table shows the aggregate direct remuneration for the fiscal years ended June 30, 2001, 2000, and 1999 to each executive officer and two additional individuals:



                                              Summary Compensation Table
                                              --------------------------
                                                                            Long Term Compensation
                                                                  ----------------------------------------
                             Annual Compensation                       Awards(12)             Payouts
                      ----------------------------------          ----------------------  ----------------
                                                                            Securities             All
                                                   Other                     Underlying            Other
                                                   Annual         Restricted  Options/     LTIP   Compen-
Name and Principal           Salary(1)             Compen-         Stock       SARs      Payouts  sation
    Position          Year     ($)      Bonus($)   sation($)      Award(s)      (#)        ($)      ($)
------------------    ----   ---------  --------   ------------   ---------  ----------  -------  -------

David J. Mitchell(A)  2001   370,000(2)        0   2,230,000(4)           0           0        0        0
 Chief Executive      2000   120,000(3)        0   3,811,057(5)           0           0        0        0
 Officer and
 President

Mark A. Smith(A)      2001         0           0           0              0           0        0        0
 Chairman             2000   600,000(6)        0           0              0           0        0        0
 Director             1999    26,667(7)        0           0              0     626,667        0        0

Jon Northrop(B)       2001   150,000           0           0              0           0        0        0
 Executive V.P.       2000   150,000           0           0              0           0        0        0
 Asst. Secretary      1999   150,000(8)        0           0              0           0        0        0
 Director

Jere Northrop         2001   150,000           0           0              0           0        0        0
 Chief Technology     2000   150,000           0           0              0           0        0        0
 Officer              1999   150,000(8)        0           0              0           0        0        0

Craig Scott           2001    33,500(9)        0           0              0           0        0        0
                      2000   132,000           0           0        150,000           0        0        0
                      1999   132,000           0           0         10,000           0        0        0

M. Duane Stutzman     2001   120,000(10)       0           0              0           0        0        0
                      2000   120,000           0           0         75,000           0        0        0
                      1999   120,000(11)       0           0        227,452           0        0        0
------------------

 (A) David Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.
 (B)  Jon Northrop resigned from the Company on August 31,2001.


 (1) Includes compensation paid by Bion Technologies, Inc., our wholly owned subsidiary.
 (2) Includes compensation of $120,000 that has been added to the balance of the 2000 D2 Convertible Bridge Note; compensation of $125,000 has been added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2 Co., LLC; and compensation of

      $125,000 has been added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2 Co., LLC.
 (3) Compensation for the period January 1, 2000 (inception of agreement), through June 30, 2000, which has been added to the balance of the D2 2000 Convertible Bridge Note.
 (4) Represents the difference between the value of warrants to purchase 6,500,000 shares purchased by Southview, Inc., a company owned by David J. Mitchell, and the amount paid therefor.
 (5) Represents the difference between the value of warrants to purchase 5,000,000 shares purchased by D2 Co., LLC, a company owned by David J. Mitchell, and the amount paid therefor.
 (6) Consulting fees received according to the agreements between LoTayLingKyur,Inc., Mark A. Smith, and Bion as reported in our Forms 8-K dated December 11, 1999, (Item 10.4) and May 21, 1999, (Item 5.1).
 (7) Compensation for the period May 21, 1999 (inception of agreement), through June 30, 1999.
 (8)  Management deferred and accrued $50,000 of fiscal year
      1999 salary as a liability to conserve cash.
 (9)  The employment of Craig Scott was terminated on April 15, 2001.
(10) The employment of Duane Stutzman was terminated on December 31, 2000. The salary amount for 2001 includes $60,000 in severance pay through June 30, 2001.
(11) Management deferred and accrued $30,000 of fiscal year 1999 salary as a liability to conserve cash.
(12) Does not include any options or warrants received in financing transactions or otherwise purchased.


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


      ii) Effective December 20, 1999, pursuant to an agreement between First Parties and us, (see our Form 8-K dated December 11, 1999):

          (a) First Parties exchanged all the convertible promissory notes for new convertible promissory notes with aggregate principal of $3,075,798 (which amount equaled the principal plus accrued interest of the prior promissory notes) due at December 31, 2002;
          (b) we received the right to convert such new notes to Common Stock upon conclusion of aggregate financing of at least $10,000,000 if portions of that financing convert into Common Stock;
          (c) First Parties' Class X Warrants were exchanged for 0.3 restricted shares of Common Stock plus 0.7 Class Z Warrants for each Class X (in aggregate, 1,172,426 restricted shares of Common Stock and 2,735,660 Class Z Warrants were issued and exchanged for 3,908,084 Class X Warrants); and
          (d) First Parties agreed to participate in and support a future warrant exchange involving our X and Z Warrants, described below.


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

      vi) Effective January 1, 2001, the Company agreed to make the payments due under the consulting agreement under a deferred compensation plan to a "Rabbi Trust" (Trust Under Deferred Compensation Plan for D2 Co., LLC) for the benefit of D2. The payments to the trust for the six months ended June 30, 2001 totaling $250,000 were made in the form of 2000 and 2001 Convertible Bridge Notes. Commencing July 1, 2001, payments are to be made by the issuance to the trust of shares of Common Stock on a quarterly basis, based on the average closing price of the Common Stock during the quarter.

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


     (d)  D2 Co., LLC Agreements.

     We entered into an agreement with D2 Co., LLC, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, our President and CEO (collectively, "D2") in which, among other things, we agreed to:

          - provide that the compensation payable to D2 be paid in a deferred manner as set forth in an exhibit to the agreement;

          - be a party to the voting agreement that gives David Mitchell the power to vote all of the Smith Shares as to most matters;

          - release Jon Northrop from the restrictions related to the sale of shares of our Common Stock owned by him that are contained in the Shareholders Agreement dated December 23, 1999, as amended; and

          - amend the SV1 and SV2 Warrants held by D2 so that upon earlier of
            (i) completion of financing or series of financings large enough to "trigger" the conversion of Bion's outstanding Bridge Notes and 2001 Convertible Notes (collectively "CV Notes") into Bion Common Stock; or (ii) conversion of the CV Notes into Bion Common Stock on April 29, 2002, the outstanding Class SV1 and SV2 Warrants owned by D2 will be adjusted ("Adjusted Warrants") so that D2 owns Adjusted Warrants to purchase a number of shares of Bion Common Stock equal to 20% of the "fully-diluted" outstanding shares, calculated by including (i) the Adjusted Warrants, (ii) the securities issued in the conversion of the CV Notes and other notes, (iii) the securities issued in connection with the subject financing, and (iv) other outstanding options, warrants and/or convertible promissory notes which are exercisable or convertible, as applicable, at a price equal to or lower than the exercise price of the Adjusted Warrants, which Adjusted Warrants will have the same expiration date as the current SV1 and SV2 Warrants and will have an exercise price equal to the lower of $1.00 per share or the conversion price of the CV Notes; provided, however, that for purposes of calculating the number of Adjusted Warrants, no securities outstanding related to any portion of a financing aggregating greater than $10,000,000 will be included in the calculation. As partial consideration for our agreeing to the adjustment to the warrants, Southview agreed to extend the term of the outstanding promissory note (with an accrued balance of $521,040 as of July 31, 2001)so that such promissory note could be repaid from the proceeds of a new financing.


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

       10.34 D2 Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.11 to our Form 8-K dated September 6, 2001.

       10.35  2001 Incentive Plan.  Incorporated by reference to Exhibit
              10.12 to our Form 8-K dated September 6, 2001.

       10.36 Lease Agreement with Pamela Equities Corp. dated August 2001. Filed herewith electronically.

       21 Subsidiaries of the Registrant. Incorporated by reference to our Form 10-KSB for the fiscal year ended June 30, 2000.

       23.1   Consent of BDO Seidman, LLP.  Previously filed.


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


     Notes to Consolidated Financial Statements                 F-17 to F-37

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



/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York


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

     In July 2001, the FASB issued Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The Company is currently reviewing the statement, but does not anticipate the new standard will have any effect on its financial statements.

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

Below is a summary of the outstanding Convertible Bridge Notes as of June 30, 2001:

Non-affiliated Third Parties (including accrued
interest of $547,218 and unamortized discount
of $1,782,627)                                                  $5,031,884

Directors (including accrued interest of $8,526
and unamortized discount of $114,141)                              149,311

D2 (including accrued interest of $12,521) (1)                      98,235

D2 Management Fee (including accrued interest
of $25,000) (2)                                                    265,000

Trust Under Deferred Compensation For D2, LLC.
(including accrued interest of $7,291) (3)                         257,291
                                                                ----------

                                              Total             $5,801,721
                                                                ==========

     (1)  This note was purchased by D2.
     (2)  These notes were issued to D2 as payment for management fees.
     (3) These notes were issued to Trust Under Deferred Compensation For D2, LLC. as payment for D2 management fee.

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Convertible Bridge Notes bear interest at the rate of ten percent per year and mature on April 30, 2002. The Company can prepay the notes at any time with no penalty. In general, if the Company sells $5,000,000 of equity securities prior to April 29,2002, each note will convert into the number of shares that is obtained by dividing the aggregate principal amount of each note plus accrued but unpaid interest by the price of one share of the equity security which triggers the conversion; provided, however, that in no event may the conversion price be greater than $2.50 per share.

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

                                    BION ENVIRONMENTAL TECHNOLOGIES, INC.


Date:  February 20, 2002             By: /s/ David Fuller
                                        ---------------------------------
                                        David Fuller, Authorized Officer
                                         and Principal Accounting Officer