Form 10QSB
period 2002-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-05-15
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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

The number of shares outstanding of registrant's classes of common stock, as of May 14, 2002: Common Stock, No Par Value, 41,877,349.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                              TABLE OF CONTENTS

PART I - Financial Information

   Item 1.  Financial Statements

     Consolidated Financial Statements:

       Consolidated Balance Sheet as of March 31, 2002
       (unaudited)                                                  F-1 - F-2

       Unaudited Consolidated Statements of Operations for
       the Nine Months Ended March 31, 2002 and 2001                      F-3

       Unaudited Consolidated Statements of Operations for
       the Three Months Ended March 31, 2002 and 2001                     F-4

       Unaudited Consolidated Statement of Changes in
       Stockholders' Deficit for the Nine Months Ended
       March 31, 2002                                                     F-5

       Unaudited Consolidated Statements of Cash Flows for
       the Nine Months Ended March 31, 2002 and 2001                F-6 - F-7

       Notes to Unaudited Consolidated Financial Statements        F-8 - F-19

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           3-7

PART II - Other Information

   Items 1 - 6                                                            8-9

   Exhibit List                                                             9

   Reports on Form 8-K                                                      9

   Signature Page                                                          10

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                  Consolidated Balance Sheet



                                                                  March 31,
                                                                    2002
                                                                 (Unaudited)
                                                                 -----------
Assets

Current:

     Cash and cash equivalents                                   $2,882,222
     Accounts receivable, less allowance of $2,000
          for possible losses                                        10,453
     Prepaid expenses                                               130,981
                                                                 ----------

Total current assets                                              3,023,656
                                                                 ----------

Property and equipment:

     Furniture and equipment                                        359,954
     Computer equipment                                              75,845
     Leasehold Improvement                                           30,174
                                                                 ----------
                                                                    465,973

Less accumulated depreciation                                       314,637
                                                                 ----------
Net property and equipment                                          151,336
                                                                 ----------
Other assets:

     Note receivable                                                 55,000
     Patents, net of accumulated amortization of $24,001             30,945
     Claims receivable                                            1,339,154
     Deposits and other                                             135,859
                                                                 ----------
Total other assets                                                1,560,958
                                                                 ----------
Total Assets                                                     $4,735,950
                                                                 ==========



    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                                                  Consolidated Balance Sheet



                                                                  March 31,
                                                                    2002
                                                                 (Unaudited)
                                                                 -----------

Liabilities and Stockholders' Deficit

Current:

     Accounts payable                                            $   485,957
     Current portion of capital lease obligations                      3,522
     Accrued expenses                                                 45,660
                                                                 -----------
Total current liabilities                                            535,139
                                                                 -----------
Long-term liabilities:

     Long-term portion of capital lease obligations                    1,142
                                                                 -----------
Total long-term liabilities                                            1,142
                                                                 -----------
Total liabilities                                                    536,281
                                                                 -----------

Minority interest                                                    486,919
                                                                 -----------
Commitments and contingencies

Stockholders' equity:

     Common stock, no par value, 100,000,000 shares authorized,
     41,853,349 shares issued and outstanding                     59,189,135
     Accumulated deficit                                         (55,476,385)
                                                                 -----------
Total stockholders' equity                                         3,712,750
                                                                 -----------

Total Liabilities and Stockholders' Equity                       $ 4,735,950
                                                                ============



    See accompanying notes to unaudited consolidated financial statements.

                                   Bion Environmental Technologies, Inc. and
                                                                Subsidiaries

                             Unaudited Consolidated Statements of Operations



Nine Months Ended March 31,                                         2002             2001
-----------------------------                                   ------------     ------------
Revenues:
     Soil sales                                                 $     49,857     $     43,244
     System contract revenues                                              -                -
                                                                ------------     ------------
Total revenues                                                        49,857           43,244
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      403,094          363,720
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                             403,094          363,720
                                                                ------------     ------------
Gross loss                                                          (353,237)        (320,476)
                                                                ------------     ------------
Expenses:
     General and administrative (including $4,582,159
       and $7,450,765, non-cash, respectively)                     6,639,192        9,536,871
     Research and development                                        616,227          935,954
                                                                ------------     ------------
Total expenses                                                     7,255,419       10,472,825
                                                                ------------     ------------
Loss from operations                                              (7,608,656)     (10,793,301)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $8,607,024 and
       $2,270,119, non-cash, respectively)                        (8,622,987)      (2,273,787)
     Interest income                                                  22,621           71,239
     Other income (expense), net                                      73,106           10,722
                                                                ------------     ------------
Total other expense                                               (8,527,260)      (2,191,826)
                                                                ------------     ------------
Net loss before cumulative effect of change in
  accounting principle and minority interest                     (16,135,916)     (12,985,127)
Cumulative effect of change in accounting
  principle                                                                -         (481,250)
Minority interest                                                     39,631                -
                                                                ------------     ------------
Net loss and comprehensive loss                                 $(16,096,285)    $(13,466,377)
                                                                ============     ============
Basic and diluted loss per common share:
     Net loss before cumulative effect of change
       in accounting principle                                  $       (.77)    $      (1.00)
     Loss on cumulative effect of change in
       accounting principle                                                -             (.04)
                                                                ------------     ------------
Loss per common share                                           $       (.77)    $      (1.04)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               21,013,535       12,897,064
                                                                ============     ============

     See accompanying notes to unaudited consolidated financial statements.

                                  Bion Environmental Technologies, Inc. and
                                                               Subsidiaries

                            Unaudited Consolidated Statements of Operations



Three Months Ended March 31,                                        2002             2001
------------------------------                                  ------------     ------------
Revenues:
     Soil sales                                                 $     21,245     $      1,268
     System contract revenues                                              -                -
                                                                ------------     ------------
Total revenues                                                        21,245            1,268
                                                                ------------     ------------
Cost of goods and services sold:
     Soil sales                                                      160,418           67,128
     System contract                                                       -                -
                                                                ------------     ------------
Total cost of goods sold                                             160,418           67,128
                                                                ------------     ------------
Gross loss                                                          (139,173)        (65,860)
                                                                ------------     ------------
Expenses:
     General and administrative (including $4,257,269
       and $2,369,500, non-cash, respectively)                     4,925,685        3,043,500
     Research and development                                        219,062          302,732
                                                                ------------     ------------
Total expenses                                                     5,144,747        3,346,232
                                                                ------------     ------------
Loss from operations                                              (5,283,920)     (3,412,092)
                                                                ------------     ------------
Other income (expense):
     Interest expense (including $6,064,453 and
       $639,002, non-cash, respectively)                          (6,082,428)       (640,447)
     Interest income                                                  11,928           4,699
     Other income (expense), net                                       4,496          25,109)
                                                                ------------     ------------
Total other expense                                               (6,066,004)       (610,639)
                                                                ------------     ------------
Net loss before minority interest                                (11,349,924)     (4,022,731)
Minority interest                                                     39,631               -
                                                                ------------     ------------
Net loss and comprehensive loss                                 $(11,310,293)   $ (4,022,731)
                                                                ============     ============

                                                                ------------     ------------
Net loss per common share                                       $       (.31)    $      (.31)
                                                                ============     ============
Weighted-average number of common shares outstanding,
  basic and diluted                                               37,022,178       13,067,217
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                    Unaudited Consolidated Statement of Stockholders' Deficit

                                                                                     Total
Nine Months                             Common Stock                                Accumulated       Stockholders'
March 31, 2002                      Shares       Amount                              Deficit            Deficit
------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2001             13,062,324   $30,218,337                         $(39,380,100)      $(9,161,763)

Exercise of stock options             41,177        70,000                                                 70,000
Issuance of stock options
  and warrants for
  consulting services                               77,412                                                 77,412
Issuance of stock for
  Convertible bridge note             50,330       112,740                                                112,740
Adjustment for variable options                     (3,469)                                                (3,469)
Net loss for the quarter ended
  September 30, 2001                       -             -                           (2,234,221)       (2,234,221)

------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001       13,153,831    30,475,020                          (41,614,321)      (11,139,301)

Issuance of stock for
  Management fee                     234,199       250,000                                                250,000
Issuance of stock for
  Consulting                          93,900        77,019                                                 77,019
Exercise of stock options             50,000        50,000                                                 50,000
Issuance of stock options
  and warrants for
  consulting services                               58,567                                                 58,567
  Modification of terms of
  bridge warrants                                  297,000                                                297,000
Net loss for the quarter ended
  December 31, 2001                        -             -                           (2,551,771)       (2,551,771)
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001        13,531,930    31,207,606                          (44,166,092)      (12,958,486)
Issuance of stock for
  Management fee (Note 6)            119,522       150,000                                                150,000
Issuance of stock for
  Consulting (Note 6)                 20,000        32,600                                                 32,600
Issuance of warrants as an
  inducement to convert debt (Note 6)      -     3,709,713                                              3,709,713
Beneficial conversion feature
  on change in terms of
  debt (Note 3 &  Note 4)                  -     5,547,000                                              5,547,000
Issuance of stock options
  and warrants for
  consulting services (Note 6)             -       156,260                                                156,260
Issuance of stock for
  Convertible bridge notes(Note 6)10,630,078     7,972,536                                             7,972,536
Issuance of stock for
  Promissory notes (Note 6)        8,378,999     6,284,244                                             6,284,244
Write-off of debt discount on
  conversion of debt                            (1,566,511)                                            (1,566,511)
Issuance of stock for
  compensation                        40,000        56,000                                                56,000
Issuance of stock for
  Employee bonuses (Note 6)           90,120       112,650                                               112,650
Issuance of stock to
  Centerpoint (Note 1)            19,000,000    14,250,000                                            14,250,000
Issuance of stock for
  Purchase of Centerpoint (Note 1) 1,000,000       750,000                                               750,000
Issuance of warrant for
  Purchase of Centerpoint                  -       380,000                                               380,000
Common stock to be distributed
  which represents 57.7% of the
  Company's stock owned by
  Centerpoint                    (10,957,300)   (9,852,963)                                          (9,852,963)
Net loss for the quarter ended
  March 31, 2002                                                                    (11,310,293)    (11,310,293)
------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002           41,853,349    59,189,135                          (55,476,385)       3,712,750
==================================================================================================================

        See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries

                              Unaudited Consolidated Statements of Cash Flows





Increase (Decrease) in Cash and Cash Equivalents
Nine Months Ended March 31,                                         2002              2001
------------------------------------------------               --------------    --------------
Operating activities:
  Net loss                                                     $  (16,096,285)   $  (13,466,377)
  Adjustments to reconcile net loss to net cash
                used in operating activities:
     Minority interest in net income of subsidiary                    (39,631)                -
     Depreciation and amortization                                     54,479            57,016
     Issuance of stock for services, compensation and
                interest                                              687,643            69,175
     Issuance of options and warrants for consulting services       4,001,409         2,230,000
     Reduction of note receivable for consulting services              67,646
     Issuance of convertible bridge note for management fee                 -           245,000
     Issuance of note payable for interest expense                  1,208,598           766,118
     Beneficial value of warrants exchanged for
                common stock                                                -         2,179,182
     Beneficial conversion feature amortized to interest
                expense                                             5,844,000           262,500
     Beneficial conversion feature recorded as
                cumulative effect of change in accounting
                principle                                                               481,250
     Amortization of debt discounts                                 1,554,425         1,241,501
     Amortization of deferred consulting expense                            -           320,591
     Cancellation of warrants previously issued for
                services                                                    -         2,361,153
     Issuance of options and warrants for consulting
                services                                                    -            45,664
     Adjustment for variable options                                   (3,469)
     Loss on sale of property and equipment                                 -            10,265

Changes in operating assets and liabilities:
     Accounts receivable                                               11,285            (6,695)
     Note receivable                                                 (122,646)                -
     Prepaid expenses and other                                       (79,764)         (110,170)
     Accrued interest receivable                                            -           (24,970)
     Accounts payable                                                  79,318           120,828
     Accrued liabilities                                               10,388          (498,701)
                                                               --------------    --------------
Net cash used in operating activities                              (2,822,604)       (3,716,670)
                                                               --------------    --------------



    See accompanying notes to unaudited consolidated financial statements.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries

                              Unaudited Consolidated Statements of Cash Flows



Increase (Decrease) in Cash and Cash Equivalents
Nine Months Ended March 31,                                         2002              2001
------------------------------------------------               --------------    --------------
Investing activities:
     Refund of equipment returned                                           -             1,447
     Proceeds from sale of computer equipment                               -               250
     Purchase of fixed assets                                         (20,540)          (49,401)
     Business acquisition   net of cash acquired                   (3,641,548)                -
                                                               --------------    --------------
Net cash used in investing activities                              (3,662,088)          (47,704)
                                                               --------------    --------------
Financing activities:
     Exercise of stock options                                        120,000                 -
     Proceeds from notes payable, related parties                     355,000           871,000
     Proceeds from stock issuance                                   8,500,545
     Payment of loan                                                 (897,552)
     Proceeds from sale of warrants                                         -           502,700
     Payments on note receivable                                            -           (78,500)
     Payments on capital lease obligations                            (11,477)          (20,809)
                                                               --------------    --------------
Net cash provided by (used in) financing activities                 8,066,516         1,274,391
                                                               --------------    --------------
Net increase (decrease) in cash and cash equivalents                1,581,824        (2,489,983)

Cash and cash equivalents, beginning of period                      1,300,398         2,604,933
                                                               --------------    --------------
Cash and cash equivalents, end of period                       $    2,882,222    $      114,950
                                                               ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for interest                                    $        1,152    $        3,668
Supplemental disclosure of non-cash financing activities:
     Convertible bridge notes payable converted to
           common stock                                             7,212,614                 -
     Notes payable, related parties-current converted
           to common stock                                          1,867,872                 -
     Notes payable, related parties-long-term current
           converted to common stock                                3,609,783                 -
     Note receivable received for sale of common stock,
           then reassigned for purchase of Centerpoint stock        3,263,000                 -
     Claims receivable received for sale of common stock,
           then reassigned for purchase of Centerpoint stock        2,487,000                 -
     Warrants issued for deferred consulting services                       -         1,233,218
     Repurchase of warrants with cash and cancellation of non-
          recourse promissory note                                          -         1,000,000
     Beneficial conversion feature on convertible bridge notes              -         1,050,000
     Issuance (cancellation) of note receivable in
          consideration for sale (cancellation) of warrants                 -          (500,000)
     Issuance of stock and options for assets of Centerpoint        1,130,000                 -
     Debt converted to common stock                                   112,740
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

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

1.  Accounting Policies

The accompanying unaudited financial statements and disclosures reflect all adjustments (all of which are normal recurring adjustments) in the ordinary course of business, which in the opinion of management are necessary for a fair presentation of the results of operations, financial positions, and cash flow. The results of operations for the periods indicated are not necessarily indicative of the results for a full year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended June 30, 2001, as filed with our Form 10-KSB.

On January 15, 2002, the Company issued 19,000,000 shares of its restricted common stock to Centerpoint Corporation, a publicly held Delaware corporation ("Centerpoint"), in exchange for $8,500,000 in cash and the assignment of certain claims and other rights owned by Centerpoint for total consideration of $14,250,000. The 19,000,000 shares currently held by Centerpoint represent approximately 36.2% of the Company's currently outstanding common stock. Immediately upon consummation of the transaction with Centerpoint, the Company purchased a 57.7% majority interest in Centerpoint from its Italian parent, OAM, S.p.A. ("OAM") by issuing 1,000,000 shares of the Company's stock to OAM, a warrant to purchase an additional 1,000,000 shares valued at $380,000 using the Black-Scholes pricing model, $3,700,000 of cash, assignment of a loan receivable valued at $3,263,000 and 65% of certain claims receivable valued at $2,487,000. The combination has been accounted for using the purchase method of accounting. On January 15, 2002, the Company recorded a minority interest of $526,550, which represents 42.3% of the net assets of Centerpoint at that time. The Company has included the results of Centerpoint's operations in its financial statements for the period commencing January 15, 2002, the date of the combination, through March 31, 2002. The Company recorded a minority interest of $39,631 representing the minority shareholders interest in the net loss of Centerpoint for the period ended March 31, 2002. (See Form 8-K filed January 30, 2002 and Form 8-K/A filed April 1,2002).

In the event the Company completes any equity financing at a price less than $0.75 per share of common stock before it has raised $10,000,000, in aggregate, in equity capital, the antidilution provisions in the Company's stock subscription agreement with Centerpoint will come into effect. The 19,000,000 shares of the common stock issued to Centerpoint are subject to upward adjustment if the antidilution provisions are triggered. This, in turn, would cause an adjustment to shares issued to Convertible Bridge Note holders and all other classes of debt holders whose debt was converted into shares of the Company's common stock based upon the Centerpoint transaction. Additionally, these adjustments would cause decreases in the exercise prices of the Company's J, O and SV warrants. Additionally, an upward adjustment to the number of shares purchasable pursuant to the Company's SV warrants would take place. (See Form 8-K filed January 30, 2002).

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

On January 15, 2002, effective immediately prior to the Company's transaction with Centerpoint, Centerpoint recorded a gain of $3,826,154 for outstanding claims. Centerpoint assigned $2,487,000, or 65% of these claims to the Company for the purchase of the Company's shares of common stock. The Company subsequently assigned the 65% of these claims to OAM as partial consideration for the purchase of Centerpoint's shares of common stock from OAM by the Company (See above). The balance of $1,339,154 representing 35% of the claims remained with Centerpoint and is included in the consolidated financial statements of the Company. Additionally, Centerpoint had a loan receivable of $4,316,219, which was written down, prior to the Bion transaction, by $1,053,219 as part of the transaction. The entire loan of $3,263,000, after the write down, was also assigned by the Company to OAM as partial consideration for the purchase of Centerpoint's shares of common stock by the Company (See above and Form 8-K filed January 30, 2002 and Form 8-K/A filed April 1, 2002).

Basic earnings (loss) per share are calculated as income (loss) available to common stockholders divided by the weighted average number of common shares outstanding. Diluted earnings per share are calculated as income (loss) divided by weighted average number of common shares and the assumed conversion of common stock equivalents. The common stock options and warrants outstanding as of March 31, 2002 were not included in diluted earnings (loss) per share for the nine months and three months ended March 31, 2002 and 2001, as the effect was antidilutive due to the Company recording a loss for these periods.

2. Liquidity

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Our independent CPA issued an opinion on our June 30, 2001 financial statements, which included a paragraph emphasizing the Company's ability to continue as a going concern. The Company incurred losses totaling $16,096,285 during the nine months ended March 31, 2002 (including non-cash interest expense and other non-cash expenses of $8,607,024 and $4,582,159, respectively) and has a history of losses that has resulted in an accumulated deficit of $55,476,385 at March 31, 2002.

During the years ended June 30, 2001 and 2000, the Company successfully obtained external financing through private placements of debt and equity and the sale of its warrants. The Company also received financing from affiliated companies (see Note 5). As a net result of the Centerpoint transaction (See above), the Company obtained $4,800,000 in cash and owns a majority of Centerpoint's currently issued and outstanding shares. Additionally, substantially all of our outstanding debt, including accrued interest and amortization of debt discount, has been converted to equity ($14,256,779) or was repaid from the proceeds of these transactions ($897,552) (See Note 3 - Convertible Bridge Notes Payable, Note 4 - Notes/Advances Payable, Related Parties and Form 8-K filed January 30, 2002 and Form 8-K/A filed April 1,2002). The Company will continue to explore sources of additional financing to satisfy its operational requirements, and is currently attempting to secure additional private placements of debt and equity under the most favorable terms available.

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

To enhance the Company's longer term prospects, as a result of our research and development efforts during the last two years, the second generation of our Bion Nutrient Management System (NMS(R)) has been developed. We intend to undertake further NMS research and development which will incur additional expenditures through fiscal year 2002 and into fiscal year 2003 and will be focused on: 1) system acceleration in order to further increase capacity and lower costs; 2) integration of the Bion NMS System with a methane digestion system in order to create additional revenue streams from the sale of electricity and natural gas; 3) finalization of commercial designs for application in our second generation NMS systems; and 4) possibly a clean water recycling loop. We also have an ongoing research program related to our BionSoil(R) and Bion Fertilizer product lines. Management's decision to pursue these efforts is the result of both the increasing environmental and regulatory pressure on large dairy and swine farms and positive results of limited market tests of BionSoil(R) products. There can be no assurance that the next generation Bion NMS system design or the BionSoil(R) program will be successful or that sufficient capital will be available to fund operations.

As noted earlier, there is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.  Convertible Bridge Notes Payable

As a result of the January 15, 2002 transaction with Centerpoint the balance all Convertible Bridge Notes Payable totaling $7,972,536, including amortization of debt discount, were automatically converted into 10,630,078 shares of the Company's common stock at $.75 per share. This includes 370,211 shares issued to D2 and 360,635 shares issued to the Trust Under Deferred Compensation Plan for D2CO, LLC for Convertible Bridge Notes Payable issued for management fees. An additional expense of $2,892,000 for interest was taken during the quarter for a change in terms of the beneficial conversion feature of the Convertible Bridge Notes Payable. The following adjustment to our J Warrants related to the issuance of these notes were made on the conversion of the notes:

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


     - the exercise price was changed to $.60 and the call price was changed to $1.40.

     - the terms of the J Warrants issued to brokers as compensation in connection with our 2000 Convertible Bridge Note private placement were changed to an exercise price of $.75 with a call price of $1.50.

In conjunction with the conversion of certain of our convertible bridge notes effective January 15, 2002, pursuant to their existing agreements with us, we issued 308,264 warrants to unaffiliated brokers. These warrants (J-1D warrants) are exercisable at a price of $1.50 per share until December 31, 2004 with a call price of $3.50.

(See Form 8-K filed January 30, 2002 and Form 10-QSB for the quarter ended December 31, 2001)

4.  Notes/Advances Payable, Related Parties

As a result of the January 15, 2002 transaction with Centerpoint the balance of Notes Payable, Related Parties notes totaling $6,284,244, including amortization of debt discount, were automatically converted into 8,378,999 shares of the Company's common stock at $.75 per share. An additional expense of $2,655,000 for interest was taken during the quarter for a change in terms of the beneficial conversion feature of the Notes Payable, Related Parties. During January 2002, unsecured advances from related parties totaling $897,552 were also repaid. (See Form 8-K filed January 30, 2002 and Form 10-QSB for the quarter ended December 31, 2001).

5.  Related Party Transactions

The Company's equity and notes payable transactions with stockholders and other related parties are included in Notes 3 and 4, respectively.

In December 1999 the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement required total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. In January 2000, D2 agreed to add the monthly fees to the balance of their convertible bridge notes payable (Note 3). As a result of the January 15, 2002 transaction with Centerpoint, all the D2 convertible bridge notes issued for management fees were automatically converted into 370,211 shares of the Company's common stock. In addition, convertible bridge notes issued to the Trust Under Deferred Compensation Plan for D2CO, LLC were also converted into 360,635 shares of the Company's common stock.

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

     * amend certain Southview warrants ("SV1" and "SV2") so that upon earlier of (i) completion of financing or series of financings large enough to "trigger" the conversion of the Company's outstanding Bridge Notes and 2001 Convertible Notes (collectively "CV Notes") into the Company's common stock; or (ii) conversion of the CV Notes into the Company's common stock on April 29, 2002, the outstanding Class SV1 and SV2 Warrants owned by D2 will be adjusted ("Adjusted Warrants") so that D2 owns Adjusted Warrants to purchase a number of shares of the Company's Common Stock equal to 20% of the "fully-diluted" outstanding shares. Upon completion of the transaction with Centerpoint on January 15, 2002, the Southview Warrants were adjusted to equal 20% (10,373,427) of the "fully-diluted" outstanding shares of the Company. (See Note 7 - Capital Structure and Form 8-K filed January 30, 2002).

As partial consideration for Bion agreeing to the adjustment to the warrants, Southview agreed to extend the term of the outstanding promissory note due July 31, 2001 with a balance of $521,039 including accrued interest so that such promissory note could be repaid from the proceeds of a new financing. Upon completion of the transaction with Centerpoint on January 15, 2002, as part of the repayment of certain promissory notes and advances, the Company repaid this promissory note, which had a value of $718,485 including interest and additional advances. (See Note 4 - Notes/Advances Payable, Related Parties and Form 8-K filed January 30, 2002)

On August 1, 2001 Mark Smith and certain entities related to him which owned shares of our Common Stock (the "Smith Shares") entered into a voting agreement that gives D2 the power to vote all of the Smith Shares as to most matters, but Mr. Smith will still have the right to vote the Smith Shares with respect to a sale of substantially all of our assets or a merger. The voting agreement is purely contractual and is not a formal voting trust.

In addition, Mr. Smith and certain related entities entered into a separate agreement with the Company which imposes certain restrictions on the sale and transfer of the Smith Shares and amends the respective terms of five convertible promissory notes payable to Dublin Holding, Ltd, the Mark A. Smith Rollover IRA and the Kelly Smith Rollover IRA to provide that all five of these notes will be automatically and fully converted (with all principal and accrued interest calculated as if they had been held to maturity) into shares of our Common Stock upon the conversion of our outstanding Convertible Bridge Notes and 2001 Convertible Notes at a conversion rate equal to the lesser of
(i) $1.80 per share or (ii) the conversion price of our outstanding Convertible Bridge Notes and 2001 Convertible Notes. Upon completion of the transaction with Centerpoint on January 15, 2002, these notes were converted into 5,888,497 shares of the Company's stock at $.75 per share. (See Note 4 - Notes/Advances Payable, Related Parties and Form 8-K filed January 30, 2002)

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

Under the terms of the Deferred Trust under the Deferred Compensation Plan to D2 Co., LLC (the "Trust") the Company has issued shares of Convertible Bridge Notes (since converted to shares of the Company's common stock) and common stock to the Trust as payment for management fees due D2. The assets of the Trust are held for the benefit of D2 LLC. (See Note 3 - Convertible Bridge Notes Payable and Note 6 - Stockholders Equity)

On March 14, 2002, the Company and Centerpoint entered in an agreement effective January 15, 2002 whereby Centerpoint will pay the Company $12,000 a month for management services, support staff and office space. In addition, the Company will advance to Centerpoint sums needed to cure its delinquencies with the SEC, distribute the Company's shares to Centerpoint shareholders, to locate and acquire new business opportunities and for on-going expenses. The Company shall have no obligation to make any advances in excess of $500,000. All sums due the Company shall be evidenced by a convertible revolving promissory note (See below). As additional consideration, Bion received a warrant to purchase 1,000,000 shares of Centerpoint's common stock at $3.00 per share until March 14, 2007.

On March 15, 2002, the Company and Centerpoint entered into a promissory note for $36,000 plus any additional amounts that are advanced by the Company to Centerpoint in the future. Interest shall accrue on the balance of this promissory note at a rate of 1% per month with the aggregate unpaid balance of all amounts outstanding together with accrued interest due on March 15, 2003. This date may be extended by agreement between the Company and Centerpoint. The Company shall have the right to convert, at any time, all or a portion of the sums due under the promissory note in shares of Centerpoint's common stock at a conversion price of $3.00 per share. As of March 31, 2002 the Company had advanced Centerpoint $42,683.

6.  Stockholders' Equity

During the quarter the following transactions occurred:

On March 31, 2002 we issued 119,522 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $150,000 of management fees earned for the three months ending December 31, 2001, based on an average closing price of the Company's common stock for the quarter of $1.25.

On January 25, 2002 we issued 20,000 shares of the Company's common stock to Jon Northrop towards the balance of consideration due for consulting services. Equity was increased by $32,600 for the value of the shares issued based on the closing price of the stock of $1.63 on the date of issuance.

On January 25, 2002 and March 8, 2002, we issued 20,000 and 20,000 shares of the Company's common stock, respectively, to an employee towards the balance of compensation due. Equity was increased by $56,000 for the value of the shares issued based on the closing price of the stock of $1.63 and $1.17 on the dates of issuance.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

On January 21, 2002, the Company issued 90,120 shares of the Company's common to various employees as a bonus for the calendar year ending December 31, 2001. Equity was increased by $112,650 for the value of the shares issued based price per share of $1.25.

On January 15, 2002, in accordance with the terms of their notes, holders of our 2000 and 2001 Convertible Bridge Notes Payable notes had their notes converted into shares of the Company's common stock at $0.75 per share, the same price for which we sold shares to Centerpoint. The total outstanding balance of $7,972,536 including amortization of debt discount was converted into 10,630,078 shares of the Company's common stock. This includes 370,211 shares issued to D2 and 360,635 shares issued to the Trust Under Deferred Compensation Plan for D2CO, LLC for Convertible Bridge Notes Payable issued for management fees. Equity was increased by $7,972,536 for the value of the shares issued. (See Note 3 - Convertible Bridge Notes Payable and Form 8-K filed January 30, 2002)

On January 15, 2002, certain holders of promissory notes due from the Company, in accordance with the terms of their notes, had these notes converted into shares of the Company's common stock at $0.75 per share, the same price for which we sold shares to Centerpoint. The total outstanding balance of $6,284,244 was converted into 8,378,999 shares of the Company's common stock. Equity was increased by $6,284,244 for the value of the shares issued. (See
Note 4 - Notes/Advances Payable, Related Parties and Form 8-K filed January 30, 2002)

On January 15, 2002, the Company issued to Centerpoint 19,000,000 shares of the Company's common stock (See Note 1 - Accounting Policies and Form 8-K filed January 30, 2002).

On January 15, 2002, 1,000,000 shares of the Company's common stock and 1,000,000 warrants were issued to O.A.M. as partial consideration for the Company's purchase of 57.7% of Centerpoint from O.A.M (See Form 8-K filed January 30, 2002).

Effective January 15, 2002, in accordance with the terms of an existing agreement with D2CO, LLC, Southview, Inc. and Atlantic Partners, LLC, all of which are affiliates of David Mitchell, our President and CEO (collectively, "D2"), we amended the SV1 and SV2 Warrants held by D2 so that warrants now provide for the purchase, in the aggregate, of 10,373,427 shares of our common stock at a purchase price of $.75. All other terms of the SV1 and SV2 Warrants remain the same. The additional warrants and change in strike price resulted in a benefit to D2 of $3,709,713 as calculated using the Black-Scholes pricing model.

Effective January 15, 2002, in conjunction with the conversion of certain of our 2000 Convertible Bridge Notes pursuant to their existing agreements with us, we issued 308,264 warrants to unaffiliated brokers. These warrants are exercisable at a price of $1.50 per share until December 31, 2004 with a call price of $3.50. The additional warrants were valued using the Black-Scholes model at $109,543, which was charged to expense in the three months ended March 31, 2002.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

Effective January 15, 2002, we issued an option for 10,000 shares of the Company's stock to an unaffiliated broker for consulting services for the prior 12 months. These options are exercisable at a price of $1.10 per share until December 31, 2003. The options were valued using the Black-Scholes model at $3,500, which was charged to expense in the three months, ended March 31, 2002.

An expense of $43,217 related to the vesting of previously issued options has been recorded during the quarter ended March 31, 2002.

We issued and amended the following options to our Directors and employees:

Effective January 15, 2002, two employees were granted options to purchase a total of 240,000 shares for three years at an exercise price of $1.10 per share;

Effective January 15, 2002, 169,445 outstanding options owned by an employee who rejoined the Company were extended until December 31, 2003, with a reduced exercise price of $1.25 per share. Additional options were granted to the same employee to purchase 10,000 shares at $1.50 per share, 20,000 shares at $2.00 per share and 20,000 shares at $2.50 per share, all of which are exercisable until December 31, 2003;

Effective January 15, 2002, a Mark Smith, who resigned as a Director of the Company on January 31, 2002 was granted an option to purchase 25,000 shares at an exercise price of $1.10 per share until December 31, 2004.

Effective January 15, 2002, Jere Northrop, a Director, was granted an option to purchase 25,000 shares at an exercise price of $1.10 per share until December 31, 2003;

Effective January 15, 2002, The 100,000 "J" Warrants held by Sal Zizza, a Director, were cancelled and he was issued an option to purchase 100,000 shares under our Incentive Plan at an exercise price of $1.10 until December 31, 2004;

Effective January 15, 2002, all of the outstanding options, having an exercise price in excess of $1.50 per share, that are held by fourteen of our employees and two of our Directors, were adjusted to reduce the exercise price to $1.10 per share. As a result, we reduced the exercise price of options to purchase an aggregate of 636,725 shares;

Effective January 21, 2002, we granted employee bonuses to fifteen of our employees in the aggregate amount of $112,650, all of which were paid in shares of our Common Stock valued at $1.25 per share for a total of 90,120 shares.

7. Capital Structure

Because the Company has a relatively complex capital structure which underwent recent substantial changes, the following capital structure details are set forth as of May 14, 2002. The Company's capital structure is subject to adjustments under certain circumstances. (See Note 1 - Accounting Policies).

                                    Bion Environmental Technologies, Inc. and
                                                              Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements

Common Stock

As of May 14, 2002 the Company had 52,834,649 (this includes 10,957,300 shares owned by Centerpoint that will be returned to the Company on distribution of the Company's common stock to Center point shareholders) shares of common stock issued and outstanding.

Options

As of May 14, 2002, the Company had the following options outstanding:

Options Vested

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Directors           $ 1.55             11,112      08/19/02
       Plan              $ 2.04             11,112      08/19/02
                         $ 2.91             11,112      11/17/03
                         $ 1.61             10,000      08/04/04
                                         ---------
     Total Directors                        43,336
                                         =========

                       Exercise Price     Shares       Expiration
                       --------------    ---------     ----------

     Employee            $  .95                667      12/31/03
        Plans            $ 1.00             25,000      12/31/03
                         $ 1.10            211,725      12/31/02
                         $ 1.10             37,500      06/30/03
                         $ 1.10            345,667      12/31/03
                         $ 1.10            161,250      12/31/04
                         $ 1.22             10,000      12/31/03
                         $ 1.25            169,445      12/31/03
                         $ 1.50             66,000      08/17/03
                         $ 1.50             60,224      12/31/03
                         $ 2.00            159,513      12/31/02
                         $ 2.00             25,000      07/31/03
                         $ 2.00             12,000      12/31/03
                         $ 2.00             90,000      07/31/04
                         $ 2.25             10,000      12/31/03
                         $ 2.50              5,000      12/31/02
                         $ 2.50             75,000      06/30/03
                         $ 2.50             52,000      12/31/03
                         $ 2.70             55,556      12/31/02
                                         ---------
     Total Employees                     1,571,547
                                         =========
     Total (Directors
      and Employees)                     1,614,883
                                         =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Options Non-Vested

                  Exercise
                   Price      Shares      Vesting Dates       Expiration
                  --------  ---------   -----------------   ---------------
Employee Plans    $ 1.00       90,000       12/17/02        12/31/03
                  $ 1.10       37,500       12/31/02        06/30/03
                  $ 1.10       41,333   10/15/02-07/15/03   12/31/03
                  $ 1.10      253,750   06/30/02-12/31/04   12/31/04
                  $ 1.22        5,000       01/09/03        12/31/03
                  $ 1.50       12,332   09/01/02-11/01/02   12/31/03
                  $ 1.50       20,000   06/06/02-06/06/03   12/31/05
                  $ 1.60       35,000       07/13/02        07/13/04
                  $ 1.60       35,000       07/13/03        07/13/05
                            ---------
     Total                    529,915
                            ---------

     Total Vested
     and Non-Vested         2,144,798
                            =========

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


Warrants

As of May 14, 2002, the Company had the following warrants outstanding:

Warrant             Shares         Expiration Date        Exercise Price
-------          ---------         ---------------        --------------

Class D2C-W         24,550            06/30/04               $ 2.50
Class J-1           30,000            12/31/04               $ 2.00
Class J-1A (1)   1,198,500            12/31/04               $  .60
Class J-1AA(2)     175,950            12/31/04               $  .75
Class J-1B (3)     300,450            12/31/05               $  .60
Class J-1C (4)     457,688            12/31/05               $  .60
Class J-1D (5)     308,264            12/31/04               $ 1.50
Class J-2           65,000            12/31/04               $ 1.50
Class SV        10,373,427            02/16/06               $  .75
Class O          1,000,000            01/15/06               $  .90
                ----------                                 -----------
                13,933,829                                 $ .60-2.50
                ==========                                 ===========

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

At April 30, 2002, there were warrants exercisable to purchase 13,933,829 shares of Common Stock.

                                    Bion Environmental Technologies, Inc. and
                                                                 Subsidiaries
                         Notes to Unaudited Consolidated Financial Statements


8. Commitments

On January 31, 2002, the Company entered into a licensing agreement with BioBalance A/S. This agreement allows the Company to license certain BioBalance technology for use in the field of agricultural applications for treating/converting animal waste into soil-like products with a content of nutrients and organic matter. The agreement exclusively covers the United States and its territories. This licensing agreement is for ten years and can be cancelled by the Company with 120 days notice.

9. Subsequent Events

On April 8, 2002 we issued 25,000 shares of the Company's common stock to Jon Northrop towards the balance of consideration due for consulting services.

On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding the $100,000 of the Company's Convertible Bridge Notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claims asserting that the Company owes ACB either $265,400 plus interest or $121,028 including interest based on its interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 50,330 shares of common stock on conversion in full payment of the Notes based on the Company's interpretation of the Notes, as amended. The Company has not yet been served and, therefore, has not yet filed an answer to the complaint. The Company does not believe that this litigation will have a material adverse effect on the Company, its operations or its financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our Consolidated Financial Statements and accompanying notes and our audited financial statements and accompanying notes for the year ended June 30, 2001 as filed with our Form 10-KSB as they related to the Company's operations.

     Going Concern
     -------------

     The financial statements contained in this Form 10-QSB show that $59,189,135 has been invested in or contributed to Bion as of March 31, 2002. We had shareholder equity of $3,712,750, an accumulated deficit of $55,476,385, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

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

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time, are unknown. Due to the transaction with Centerpoint, we have enough funds for our operations for the period ending December 31, 2002. We anticipate spending $550,000 on research and development efforts and the balance on compensation and general business overhead through such date.

Financial Condition and Results of Operations
---------------------------------------------

     Liquidity and Capital Resources

     Our Consolidated Balance Sheet as of March 31,2002, shows current assets of $3,023,656 and total assets of $4,735,950. Our current and total liabilities as of March 31, 2002 are $535,139 and $536,281, respectively. Total assets increased by $3,053,288 from June 30, 2001. The change is primarily attributable to the $1,581,824 increase in cash and cash equivalents and the increase in claims receivable as a result of the transaction with Centerpoint. Our current ratio is 5.65:1 as of March 31, 2002 as compared to 0.16:1 as of June 30, 2001. The increase in the current ratio results from the increase in cash and cash equivalents and increase in the claims receivable and the conversion of convertible bridge notes and notes payable.

     Total liabilities decreased by $10,308,143 in the nine-month period ended March 31, 2002. This decrease was due to the conversion into shares of the Company's common stock of Convertible bridge notes payable of $5,801,721, Notes payable, related parties - current $ 2,298,538, Notes payable, related
parties   long-term $2,482,279.  These reductions were was offset by an increase in accounts payable of $275,484 which includes of $196,192 of Centerpoint accounts payable included in the financial statements due to the consolidation of the Company's financial statement with Centerpoint.

We believe that during the balance of the fiscal year ending June 30, 2002, we will not generate sufficient operating cash flow to meet our needs. However, due to the transaction with Centerpoint we have approximately $2,500,000 in working capital, which will be sufficient for the remainder of the calendar year ending December 31, 2002. We are in the process of attempting to obtain additional financing for operations in the next fiscal year, but there is no assurance that our efforts will be successful. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations after December 31, 2002.

     We do not currently have any commitments for any material capital expenditures.

Results of Operations
---------------------

Comparison of the Nine Months Ended March 31, 2002 with the Nine Months Ended March 31, 2001

     We recorded $49,857 of BionSoil(R) sales during the nine months ended March 31, 2002. This compares to $43,244 of BionSoil(R) sales during the nine months ended March 31, 2001. The increase of $6,613 is attributable to higher BionSoil(R) sales to customers, as a larger quantity of BionSoil(R) is now available for sales with the completion of our testing and turf trials. As a result of our research and development efforts during the last two years, the second generation of our technology has completed development. We have designed and/or tested NMS systems, which use state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The focus on the new system design has had a negative effect on system sales. Cost of goods sold increased $39,374 for the soil sales primarily as a result of an increase in freight costs of $52,602, materials of $44,877 and equipment rental and maintenance of $24,774. These increases were offset by decreases in subcontractors of $68,718 and travel, lodging and meals of $15,966.

We incurred gross losses of $353,237 and $320,476 during the nine months ended March 31, 2002 and 2001, respectively. The gross losses are primarily a result of the fact that much of the soil produced was sold at below cost to help gain market acceptance. We believe that this trend will reverse and our revenues will increase as we have now finished the final phase of system testing and are now entering into commercial sales of our systems.

General and administrative expenses decreased $2,897,679 (30%) for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. $2,173,460 of the decrease is attributable to non-cash expense related to the beneficial value of the stock consideration received over the value of the warrants surrendered in connection with warrant/stock exchange transactions, amortization of the remaining deferred consulting expense to D2 of $2,648,882 and a non-cash expense of $2,230,000 for warrants issued to D2 all occurring during the nine months ended March 31, 2001. These amounts were partially offset by a non-cash expense for warrants issued to D2 and brokers of our 2000 Private Placement of $3,819,256 and other individually insignificant increases.

     Research and development costs decreased $319,727 during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. This decrease is due to winding down the design and testing of the second-generation system.

     Interest expense increased $6,349,200 for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001 due to additional borrowings from private placements and the expensing of the beneficial conversion feature of $5,547,000 due to the change in terms of the Company's convertible bridge notes and notes payable to related parties. Of this increase, $6,336,905 was for non-cash interest expenses.

     We had a decrease in interest income of $48,618 due to lower average cash balances for the period prior to the Centerpoint transaction.

     We had an increase in other income of $62,384 primarily due to an increase in rental income of $27,126, an increase in boarding fees received of $16,625 and decreases in other expenses on the loss on sale of assets of $10,265 and revenue sharing expense of $5,705.

     The net loss and comprehensive loss increased by $2,629,902 (20%) during the nine months ended March 31, 2002. The increase primarily related to the increase in interest expense of $6,349,200 and the decrease of $48,618 of interest income. This was offset by the decrease of $2,897,679 of general and administrative expenses, the decrease in research and development of $319,727, the decrease in cumulative effect of change in accounting principle of $481,250 and an increase of other income (expense) of $62,384 of income.

     Basic and diluted loss per common share decreased by $0.27, from $1.04 to $0.77. The decrease in the loss per share, despite the aforementioned increase in the net loss, is attributable to the additional shares issued during the quarter for the Centerpoint transaction and the conversion of our outstanding debt to equity.

Comparison of the Three Months Ended March 31, 2002 with the Three Months Ended March 31,2001

     We recorded $21,245 of BionSoil(R) sales during the three months ended March 31, 2002. This compares to $1,268 of BionSoil(R) sales during the three months ended March 31, 2001. We had been in the design and testing phase of the second-generation system, which had a negative effect on sales and are now beginning to start to increase efforts for greater sales of BionSoil(R). The focus on the new system design has had a short-term negative effect on system sales as well. Cost of goods sold increased $93,290 primarily as a result of entering into the commercial production of BionSoil(R).

     We incurred gross losses of $139,173 and $65,860 during the three months ended March 31, 2002 and 2001, respectively. The gross losses result from inefficiencies associated with the disproportionate relationship between cost of good sold and revenues associated with a technological growth-oriented company. We believe that this trend will reverse as revenues increase.

    General and administrative expenses increased $1,882,185 (62%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of the increase, consulting fee increased by $1,672,303, supplemental compensation increased $112,650 and investor relations increased by $56,260.

    Research and development costs decreased $83,670 during the three months ended March 31, 2002. This decrease is due to completion of the design and testing of the second-generation system.

     Interest expense increased $5,441,981 due to additional borrowings from private placements and the beneficial conversion feature of $5,547,000 due to the change in terms of the Company's convertible bridge notes and notes payable to related parties. Non-cash interest expense for the three months ended March 31, 2002 and 2001 was $6,064,453 and $639,002, respectively.

     We had an increase in interest income of $7,229 due to the January 2002 transaction with Centerpoint.

     The net loss and comprehensive loss increased $7,287,562 (181%) during the three months ended March 31, 2002. The increase primarily related to increase in general and administrative expenses of $1,882,185, an increase in cost of goods sold of $93,290, and an increase in interest expense of $5,441,981. These increases are offset by a decrease in research and development costs of $83,670 and minority interest of $39,631.

     Basic and diluted loss per common share is did not change from $0.31. Despite the increase in net and comprehensive loss, the loss per common share remained the same due to the additional shares issued during the quarter for the Centerpoint transaction and the conversion of our outstanding debt to equity.

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

PART II

ITEM 1.   Legal Proceedings

     On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding the $100,000 of the Company's Convertible Bridge Notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claims asserting that the Company owes ACB either $265,400 plus interest or $121,028 including interest based on its interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 50,330 shares of common stock on conversion in full payment of the Notes based on the Company's interpretation of the Notes, as
amended.   The Company has not yet been served and, therefore, has not yet filed an answer to the complaint. The Company does not believe that this litigation will have a material adverse effect on the Company, its operations or its financial condition.

      We are not a party to any other material legal proceedings.

ITEM 2.   Changes in Securities and Use of Proceeds

     The following securities were sold in the quarter ended December 31, 2001 without registration under the Securities Act of 1933, as amended:

     Common Stock
     ------------

     On January 15, 2002 we issued 1,000,000 shares of the Company's common stock and warrants to purchase 1,000,000 shares of common stock, and paid other consideration to OAM in exchange for shares of Centerpoint representing a 57.7% interest in Centerpoint. In connection with this transaction we relied on the exemption from registration afforded by Section 4(2) and/or other provisions of the Securities Act of 1933, as amended. OAM is an accredited investor and was provided with complete information concerning the Company. The certificate representing the common stock issued to OAM bears a restrictive legend concerning the transfer of the shares and stop transfer instructions have been provided to our transfer agent.

     On January 15, 2002 we issued 19,000,000 shares of the Company's stock to Centerpoint in exchange for approximately $8.5 million in cash and the assignment of certain claims and other rights owned by Centerpoint. In connection with this transaction we relied on the exemption from registration afforded by Section 4(2) and/or other provisions of the Securities Act of 1933, as amended. Centerpoint is an accredited investor and was provided with complete information concerning the Company. The certificate representing the common stock issued to Centerpoint bears a restrictive legend concerning the transfer of the shares and stop transfer instructions have been provided to our transfer agent. During 2002, we intend to file a registration statement to allow Centerpoint to distribute the 19,000,000 shares to its stockholders.

     On March 31, 2002 we issued 119,522 shares of the Company's common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for $150,000 of management fees earned for the three months ending March 31, 2002, based on an average closing price of the Company's common stock for the quarter of $1.255.

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

ITEM 3.  Defaults Upon Senior Securities.  None

ITEM 4.  Submission of Matters to a Vote of Security Holders.  None

ITEM 5.  Other Information.

         On February 13, the Company entered into a consulting agreement with Howard Chase, a member of the Company's Board of Directors. As partial consideration for the consulting services, the Company will issue Mr. Chase 9,000 restricted shares of the Company's common stock. The Company will take a consulting expense during the quarter ending June 30, 2002 for the value of the shares issued. An additional 9,000 restricted shares of the Company's common stock will be issued to Mr. Chase on February 13, 2003 at a price to be determined at that time.

ITEM 6.  Exhibits and Reports on Form 8-K.

Exhibits
--------

     Listed below are the exhibits filed as a part of this report.

     Exhibit
     Number         Description
     -------        -----------

     Exhibit 10.1 Agreement dated March 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation

     Exhibit 10.2   Promissory Note of Centerpoint Corporation dated
                    March 15, 2002

     Exhibit 10.3   Warrant to Purchase 1,000,000 shares of Centerpoint
                    Corporation

Reports on Form 8-K
-------------------

     The following current reports on Form 8-K were filed during the three months ended March 31, 2002.

          Form 8-K dated December 12, 2001:  Items 2,5 & 7
          Form 8-K/A dated December 12, 2001:  Items 2,5 & 7
          Form 8-K/A dated December 12, 2001:  Items 7

                                    9
                               SIGNATURE

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


Dated:   May 14, 2002