Form 10QSB/A
period 2002-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-05-23
CIK 875729

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


The number of shares outstanding of registrant's classes of common stock, as of May 14, 2002: Common Stock, No Par Value, 52,834,649. This includes 19,000,000 shares held by a majority-owned subsidiary of the registrant.


Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                               EXPLANATORY NOTE

     This amendment is being filed to change the information concerning the number of shares outstanding on the cover page. No other changes are being made in this amendment.






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


Dated:   May 22, 2002