Form 10KSB
period 2002-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-09-30
CIK 875729

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 2002
                                   OR
[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ____ to ____

                        Commission File No. 000-19333

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

        Colorado                                     84-1176672
(State of incorporation )              (I.R.S. Employer Identification Number)

                        18 E. 50th Street, 10th Floor
                          New York, New York 10022
         (Address of principal executive offices, including zip code)

                                (212) 758-6622
              (Registrants telephone number, including area code)

 Securities registered under Section 12(b) and or 12(g) of the Exchange Act:
                           Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $69,382

As of September 24, 2002 the issuer had outstanding 5,307,395 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary of the registrant.

The aggregate market value of the Common Stock held by nonaffiliates as of September 24, 2002 was approximately $1,832,637 based on a closing price for the Common Stock of $3.00 on the OTC Electronic Bulletin Board on such date.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

                       ANNUAL REPORT ON FORM 10-KSB

                             TABLE OF CONTENTS


PART I                                                                  3

     Item 1.  Description of Business                                   3

     Item 2.  Description of Properties                                15

     Item 3.  Legal Proceedings                                        15

     Item 4.  Submission of Matters to a Vote of Security Holders      16

PART II                                                                17

     Item 5.  Market for Bion Environmental Technologies, Inc.'s
               Common Equity and Related Stockholder Matters           17

     Item 6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     18

     Item 7.  Financial Statements                                     25

     Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     25

PART III                                                               25

     Item 9.  Directors and Executive Officers of Bion
               Environmental Technologies, Inc                         25

     Item 10. Executive Compensation                                   30

     Item 11. Security Ownership of Certain Beneficial Owners and
               Management                                              32

     Item 12. Certain Relationships and Related Transactions           35

PART IV                                                                41

     Item 13.  Exhibits and Reports on Form 8-K                        41

Signatures                                                             45

                                   PART I

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof. Bion intends that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

     These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward-looking statements about Bion's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our systems and soil, or possible delays in Bion's marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. For a fuller description of some of these important factors that could cause actual results to differ materially from those currently anticipated or projected, please see "Management's Discussion and Analysis o f Financial Condition and Results of Operations." Bion disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.  Description of Business

Overview

     Bion Environmental Technologies, Inc. provides waste management solutions to the agricultural industry, focusing on livestock waste from confined animal feeding operations ("CAFOs"), such as large dairy and hog farms. We are currently engaged in two main areas of activity:

     * waste stream remediation and reduction of atmospheric emissions and

     * organic soil and fertilizer production.

     Our waste remediation and reduction of atmospheric emissions service business provides CAFOs (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, we microbiologically treat their entire waste stream reducing air emissions and nutrient discharges, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of topdressing applications including school athletic fields, golf courses and home and garden applications.

     Currently, the majority of CAFOs dispose of their animal waste by spreading it on cropland. In some parts of the United States, such as east of the Mississippi River, CAFOs are severely restricted as to size due to the amount of land that is required for CAFOs to dispose of the animal waste at an environmentally sustainable rate. As a result, CAFOs are enormous polluters of our air, water and land. CAFOs are under pressure from state and federal regulatory agencies, the media, environmental groups and the public to reduce their role as a major source of excess nutrient pollution and harmful air emissions. Although nutrient pollution from CAFOs has gone largely unregulated in the past, they are now subject to stringent regulation under the Federal Clean Water Act and are required to become zero-discharge facilities. Air emissions from these operations are being evaluated for potential regulation under the Federal Clean Air Act. The livestock industry and regulatory agencies are searching for affordable waste treatment solutions to this widespread and immediate problem.

Corporate Background

     The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located at 18 East 50th Street, 10th Floor, New York, New York 10022. Our telephone number at that address is (212) 758-6622. Additional offices exist in western New York and North Carolina. References in this Form 10-KSB to the "Company", "Bion" , "we" or "us" mean Bion Environmental Technologies, Inc., and its subsidiaries on a consolidated basis, unless the context otherwise requires.

Development of our Business

     Substantially all of our business and operations are conducted through two wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989) and BionSoil, Inc. (a Colorado corporation organized June 3, 1996). Bion is also the parent of Bion Municipal, Inc. (a Colorado corporation organized July 23, 1999) and Bion International, Inc. (a Colorado corporation organized July 23, 1999), which are wholly owned, presently inactive subsidiaries. Bion is also the parent of Dairy Parks, LLC (a Delaware entity organized July 25, 2001). In January 2002, Bion entered into a series of transactions, whereby the Company became a 57.7% owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

     We have been conducting business since 1989. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems
(NMS) that produce organic soil products as a by-product of remediation of the waste stream when installed on large dairy or swine farms. Through June 2000, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states, of which 19 are still in operation through June 30, 2002. There are presently 12 first generation Bion NMS soil production system installations operating in 3 states.

     As a result of our research and development efforts during the last three years, the second generation of our technology has been developed. We have designed and tested NMS systems that use state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The new generation of NMS system is designed to harvest solids used to produce our BionSoil(R) and Bion Fertilizer products in a few weeks as compared to six to twelve months with our first generation systems.

     The first phase of this research and development, which was conducted during the summer and fall of 2000 at DreamMaker Dairy, our research facility located outside Buffalo, New York, accelerated the speed of the Bion process in a NMS which was substantially less than 20% of the size of a comparable first generation system.

     We began the second phase during the winter of 2000-2001, based on the faster, smaller system, we placed the NMS into a configuration of enclosed tanks that fully contained the process. This configuration allows control and monitoring of the entire system from all inputs through all outputs. This closed tank system gave us the ability to perform complete mass balance calculations (measuring all inputs of the animal waste stream and all outputs from the system, including nitrogen and phosphorus, which are the two elements of most critical concern from a nutrient and water pollution control standpoint, and hydrogen sulfiide and ammonia, which are two of the main compounds of critical concern from an air pollution control standpoint) on the system to produce the scientific/technical data necessary to demonstrate definitively the performance of our NMS technology. Essentially, the tank configuration enabled our technical staff to convert the outputs of CAFO waste streams to a point-source equivalent for mass balance analysis. As we announced in September 2001, initial results of the mass balance calculations demonstrate that phosphorus and nitrogen removals from the total waste stream approximated 80%. Additionally, measurements on the primary odor producing compounds indicate levels low enough to essentially eliminate odor problems associated with CAFO waste handling.

     In January 2002, we announced that we completed development and testing of the fully contained Bion NMS prototype at Dreammaker Dairy in upstate New York. The goals of the initiative were to:

     *    Increase the efficiencies of the first generation system;

     * Convert the core Bion NMS technology into a platform-based system that is readily integrated with complementary technologies; and

     * Develop a computerized monitoring and control system, capable of precise measurements and adjustments and remote reporting.

     We intend to continue to undertake further NMS research and development that will be focused on:

     * System acceleration in order to further increase capacity and lower costs;

     * Integration of the Bion NMS with complementary technologies such as a methane digestion system and water cleaning technologies to enhance the performance of the system (Phase Three development); and

     * Finalization of commercial designs for application in our second generation NMS.

     We also have an ongoing research program related to our BionSoil(R) and Bion Fertilizer product lines. This research and development includes work related to harvesting and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of BionSoil(R) and Bion Fertilizer blends in a number of plants in a variety of growing environments.

     Acquisition of Centerpoint

     On January 15, 2002, Bion issued 1,900,000 shares of its restricted common stock, valued at $7.50 per share, to Centerpoint, in exchange for $8,500,000 in cash and the assignment of claims relating to Centerpoint's transaction with Aprilia and other rights owned by Centerpoint for total consideration of $14,250,000. On August 12, 2002, the Company filed a registration statement to allow Centerpoint to distribute these shares of common stock of Bion to the Centerpoint stockholders.

     Immediately upon consummation of the transaction with Centerpoint, Bion purchased a 57.7% majority interest in Centerpoint from Centerpoint's Italian parent, OAM, S.p.A. ("OAM") by issuing 100,000 shares of our common stock to OAM, a warrant to purchase an additional 100,000 shares of common stock valued at $380,000 using the Black-Scholes pricing model, $3,700,000 of cash, assignment of a loan receivable valued at $3,263,000 and its rights acquired under claims receivable acquired from Centerpoint valued at $2,487,000. Bion intends to distribute the 57.7% majority interest in Centerpoint, totaling 3,459,997 shares, to Bion stockholders.

     The above transactions were structured as a result of our negotiations with OAM and its parent corporation as Centerpoint's controlling stockholders. The net proceeds from the Centerpoint and OAM transactions were acquired to fund continuing operations. The transactions were structured so that we obtained the desired amount of capital, we acquired control of Centerpoint, we obtained rights to certain claims that Centerpoint has, and, as a Centerpoint stockholder, we will receive back approximately 57% of the 1.9 million shares that we issued in connection with the transaction which will then be cancelled. In addition, we intend to distribute the Centerpoint shares we hold to our own shareholders on a pro rata basis as soon as it is practicable for Centerpoint to file a registration statement with respect to such a distribution.

     Additional shares may be issued to Centerpoint and OAM if the Company raises equity at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued is determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing.

     The Centerpoint transaction triggered the conversion of $14,256,779 of notes payable including interest into 1,900,911 shares of our common stock.
In addition, warrants to purchase 213,263 shares of our common stock had their exercise price decreased to $7.50 and $6.00. As described above, if the Company raises equity at a price less than $7.50 per share, the Company may need to issue additional shares to the note holders as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. In addition, the exercise prices for 17,596 warrants may be decreased to the price per share of the subsequent equity financing and the exercise prices for 195,174 warrants may be decreased to 80% of the price per share of the subsequent equity financing. Also, in the event of a subsequent equity financing below $7.50, additional warrants will be issued on 1,037,343 warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to the above adjustments. These warrants will also have their exercise price lowered to the price per share of the subsequent equity financing.

     In March 2002, the Company and Centerpoint entered in an agreement effective January 15, 2002 whereby Centerpoint agreed to pay the Company $12,000 a month and issued a warrant to purchase 1,000,000 shares of Centerpoint's common stock at $3.00 per share exercisable until March 14, 2007 for management services, support staff and office space. In addition, the Company agreed to advance to Centerpoint funds needed to cure its delinquencies with the SEC, distribute the Company's common shares to Centerpoint shareholders, to locate and acquire new business opportunities and for on-going expenses. The Company has no obligation to make any advances in excess of $500,000. All funds due the Company are evidenced by a convertible revolving promissory note, which bears interest at 1% per month, payable with accrued interest on March 15, 2003. This date may be extended by agreement between the Company and Centerpoint. The Company shall have the right to convert, at any time, all or a portion of the amount due under the promissory note in shares of Centerpoint's common stock at a conversion price of $3.00 per share. As of June 30, 2002 the Company had advanced Centerpoint $186,257.

     Centerpoint had owned the Moto Guzzi motorcycle business, which it sold in August 2000. Since that time it had been seeking an investment opportunity for the cash it received from the sale. Other than seeking an investment opportunity, Centerpoint has been inactive since the time of the sale of Moto Guzzi. Once all or a substantial portion of Bion's shares of common stock are distributed to the Centerpoint stockholders, Centerpoint will have only nominal assets and will effectively be a publicly-held shell corporation. Centerpoint's Board of Directors will evaluate what, if any, business opportunities are available to Centerpoint, following such distribution.

     Reverse Stock Split

     On July 8, 2002, the Company completed a 1 for 10 reverse stock split (the "stock split"). The stock split has been retroactively reflected in the Company's consolidated balance sheet and consolidated statement of operations, consolidated statements of changes in stockholders equity, notes to consolidated financial statements and to all references to share and per share amounts, except as noted.

     Recent Developments

     In July 2002, we entered into a non-binding agreement to form a joint venture with Dr. Michael J. McCloskey and Timothy C. den Dulk with our subsidiary, Dairy Parks, LLC, to develop, own and operate a number of large dairy facilities. We anticipate that two to four complexes, ranging in size from 10,000 to 50,000 animals, will be developed by the joint venture over the next three years. The complexes will be turnkey, state-of-the-art facilities and will be made available to dairy producers under terms of a 10-year, triple-net lease. We will provide the technology for waste management, secure financing for the facilities, develop the financial lease terms and provide independent management. The primary responsibilities of the McCloskey/den Dulk partnership will be site selection and development, negotiation of lease terms, recruitment of tenants, and management of the facilities.

     This Form 10-KSB refers to the collective operations and consolidated financial statements of Bion and its subsidiaries.

Principal Products and Services

     NMS

     We believe our NMS solution addresses the needs of CAFOs by providing, in one system:

     *    An economically viable,

     *    A regulatory compliant, and

     *    An environmentally sound solution.

     The second generation NMS uses patented biological processes to achieve substantial and certifiable reductions of nutrients and air emissions from
CAFOs.   These second generation systems incorporate computerized monitoring and control equipment that identifies air & nutrient emissions, documents the emission reductions by maintaining set point process control parameters and reports the results remotely. The NMS rebalances the nutrient levels at the farm site by both reducing excess nutrient loading in the effluent stream and by removing a significant amount (80% or more) of the nutrients from the farm through sale as commercially-desirable, environmentally-friendly BionSoil(R) and BionFertilizer organic products. In addition, the NMS reduces odors, atmospheric emissions, greenhouse gas and precursors to greenhouse gas emissions by 95% or better. The Bion second generation platform also enables additional technologies, such as anaerobic digestion to produce energy, to be effectively implemented and the resulting products can be sold back to the CAFO.

     The Bion NMS offers a comprehensive solution that allows Bion to serve as a utility for CAFO facilities by incorporating solids removal, waste and water treatment, and energy production into a single integrated system. The various benefits provided by the systems afford Bion the opportunity for multiple revenue streams, which include waste management fees per animal, sales from BionSoil(R) and Fertilizer products, energy and water production, as well as environmental credits.

     BionSoil(R) and Bion Fertilizer Products

     Bion's NMS produces two commercial products: BionSoil(R) and Bion Fertilizer. Both are performance-proven fertility products. They supply slow-release nutrients and high-quality organic matter in a consistent, stable form, free from offensive odors, toxic substances and pathogens. Both products enhance the physical, biological and chemical properties of the soil, which results in improved plant growth and health, compared to conventional fertility practices. This has been demonstrated in numerous applications in university and commercial trials. The two products address specific but different plant health needs, thereby providing Bion the opportunity to garner a large market share of the high value turf and garden sector. We believe that both products can be economically transported and will be produced in quantities sufficient for national distribution.

     BionSoil(R), a dark, peat-like material, with its high organic matter content, is specifically applicable to the rebuilding of soil texture and reestablishment or enhancement of beneficial soil microbial populations while providing plants with nutrients in a non-leachable form. These properties, crucial to sustainable plant growth, are typically destroyed by the dehydrative effects of a synthetic fertilizer diet or through common construction practices. While many agriculture and turf sectors are plagued by this problem, athletic fields, in particular, present a tremendous opportunity because BionSoil(R) product's topdress blend meets the exacting specifications written by turf experts to remedy this problem.

Marketing and Distribution

     NMS

     Our NMS marketing plan for the next year involves marketing our services and technology to the swine and dairy industries based on the benefits which the second generation NMS can provide to those industries. Our program will emphasize, in addition to environmental compliance, the potential improvement of the economics of their operations attainable through the installation of a Bion NMS, including larger herd size, less land area devoted to waste disposal, reduction of the risks of environmental problems, and the positive perception of regulatory agencies and the public of their involvement in environmental protection. Bion's primary marketing will be directed to potential users who are either seeking to expand their existing operations or build new installations.

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

     On March 1, 2002, we announced we signed a Letter of Intent with Fair Oaks Dairy, located in Fair Oaks, Indiana. The Letter of Intent calls for Bion to install, own and operate our second generation Bion NMS for a term of twenty years. The Letter of Intent calls for the system to be built and operated to provide waste treatment for a 3,500-head dairy facility. The Letter of Intent calls for an annual fee to be paid to Bion for the technology license and operating and materials. The Letter of Intent is subject to a number of terms and conditions including final documentation. The Fair Oaks installation will incorporate methane digestion to produce energy to be used in our NMS technology platform. This energy is produced in the form of methane gas, which can either be combusted, to produce heat energy, or converted into electricity, or both. We are currently working towards a final agreement with Fair Oaks Dairy that should be executed in the second quarter of the 2003 fiscal year.

     In fiscal year 2003, we plan on building three or four regional testing facilities partially funded through cost-sharing. The purpose of these facilities is to document and publish by independent investigators such as state land grant universities air and nutrient emission data related to the Bion NMS versus existing industry baseline standards.

     BionSoil(R) and Bion Fertilizer Products

     BionSoil(R) and Bion Fertilizers are 100% natural, odorless products that have a history of excellent growing results. Our patented technology allows us to manufacture a soil and fertilizer product line which acts as a natural time-released growth agent (with low leaching, bound nitrogen and phosphorus which potentially maintain a 95% WIN (water insoluble nitrogen)) ratio. Our marketing efforts will be based primarily on these product attributes.

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

Dairy Parks, LLC

     We have entered into a non-binding agreement to form a joint venture with Dr. Michael J. McCloskey and Timothy C. den Dulk with our subsidiary, Dairy Parks, LLC. We intend that the joint venture will design and build large-scale, turnkey dairy facilities that would be leased to the dairy producers of CAFOs. These facilities would range from 10,000-50,000 cows, with integrated facilities having a larger minimum threshold. The facilities would include all required physical structures (barns, milking parlors, feed bins, etc), as well as a Bion NMS, that would be responsible for waste remediation and disposal. The dairy operator would provide the animals and working capital.

     We believe that leasing compared to owning a dairy becomes an attractive alternative to dairy producers of CAFOs since an initial investment in land is not needed and the dairy is equipped with an environmental solution for animal waste.

     Management believes that because of the size of such dairy facilities, the ability to create vertically integrated operations that can be independent, yet economically interdependent, may become very attractive business opportunities. We may be able to develop potential partnership agreements with:

     *    utilities to provide the utility with standby peak period power;

     * ethanol processing facilities that may locate within the site footprint that would utilize specific air credits to offset its emissions and utilize excess methane produced by the NMS for its energy needs, while providing feedstock as a byproduct of the ethanol production;

     * cooperative milk bottling/processing and cheese facilities locating within the site footprint to reduce transportation costs as well as potentially reduce waste remediation costs.

     These large-scale dairy facilities would need inputs that could be provided by the local farming base and could provide long-term stabilization to that farm community.

     In addition, management believes that a potential source of future revenues will be generated from the sale of Environmental Reduction Credits
(ERCs) related to the ability of the Bion NMS to significantly reduce the air emissions as well as the nutrient discharges in the effluent stream associated with CAFOs. Bion's NMS trials at Dreamaker Dairy demonstrated a reduction of air emissions in excess of 95% and of nutrients in excess of 80%.

     A pollution credit trading system allows pollution sources that have the ability to reduce their pollution beyond regulatory requirements, to sell the excess reduction to another source within the same geographic area (as designated by EPA and/or state regulatory authority). The purchaser of the ERCs can in turn use the credit to comply with its own particular emissions or discharge standard. Thus, an emission source with high control costs can purchase an ERC from a source with a lower cost, providing economic benefits to both while achieving the desired overall air or water quality standards. ERCs can be generated by either a voluntary reduction of emissions or early compliance with future emission reduction requirements.

     The NMS quantifies the reductions in real time with its control and monitoring system. The quantification of pollution reductions is a critical component for obtaining credits. With the ability to provide substantial, quantifiable and verifiable reductions in these emissions, we believe we have the unique potential to provide substantial environmental benefits while reaping the economic benefit from being a significant source of credits.

     The unresolved major hurdles to enable credits from a Bion NMS to be traded deal with the issues of a quantifiable baseline and the designation of a responsible party since CAFOs are presently a non-point source. These as well as other major agricultural policy issues are presently under discussion by the Air Quality Task Force (AQTF), which is a joint EPA / USDA committee that deals with agricultural air emissions issues. The AQTF has adopted a policy, which endorses the trading of ERCs from agricultural sources, but to date no specific regulations enabling trading have been adopted.

Competition

     There are a significant number of competitors in the waste treatment industry who are working on animal-related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to CAFO wastes. Anaerobic lagoons are the most common traditional treatment process for animal waste on large farms within the hog raising and dairy industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states such as North Carolina. Although we believe that we have the most economically and technologically viable solution for the current problems, other alternatives do exist including, for example, synthetic lagoon covers, methane digesters, multistage anaerobic lagoons and solids separators. Additionally, many efforts are underway to develop and test new technologies, including the program under the supervision of North Carolina State University in which Bion is a participant.

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

     We believe that our competitive advantage is that we offer a superior service and technology with our NMS solution and that we offer a superior line of products with our BionSoil(R) and Bion Fertilizer products.

Dependence on One or a Few Major Customers

     We are not dependent upon one or a few major customers. Our operating revenues from system sales are not dependent upon a limited number of contracts. The nature of our business is such that significant system sales are generally expected to be "one-time" contracts pursuant to which one or more single systems are sold and designed, with income to be received by us after the first year of system operation from the sale of BionSoil(R) and Bion Fertilizer products. Note, however, that the CAFO industries have been undergoing substantial concentration in recent years. While the dairy industry is not very consolidated, a relatively small number of companies dominate the swine, poultry and feedlot CAFO industries. At some future point we could become dependent on one or a few major customers in one or more CAFO segments.

     Commercial BionSoil(R) and Bion Fertilizer sales have only recently begun and, at present, we have no dependence on one or a few major customers.

Patents

     We are the sole owner of six United States patents and one Canadian patent:

     * U.S. Patent No. 5,078,882, Bioconversion Reactor and System, expires January 2009.
     * U.S. Patent No. 5,472,472, Animal Waste Bioconversion System, expires December 2012.
     * U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus, expires July 2013.
     * U.S. Patent No. 5,755,852, Bioconverted Nutrient Rich Humus, expires May 2015.
     * U.S. Patent No. 4,721,569, Phosphorus Treatment Process, expires January 2005.
     *    U.S. Patent No. 5,626,644, Storm Water Remediatory Bioconversion
          System, expires May   2014.
     * Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process, expires August 2012.

     We are also the exclusive U.S. licensee of the following patent from BioBalance A/S of Denmark for the life of the patent for use in the field of agricultural applications for treating/converting animal waste into soil-like products with a content of nutrients and organic matter:

     *    U.S. Patent No. 5,906,746, Method for the Control of
          Biodegradation.

     In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the systems and soil business. In November 2000, we filed a patent application which is directed to new features of the Bion process and extends the range of Bion's intellectual property position. It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

     It may become necessary or desirable in the future for us to obtain additional patent and technology licenses from other companies relating to technologies that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products, but due to the nature of the industry, we may receive such claims in the future.

     We generally require all of our employees and consultants, including our management, to sign a non-disclosure and invention assignment agreement upon employment with us.

Research and Development

     NMS

     During the year ended June 30, 2002, we spent approximately $487,000 on undertaking further NMS research and development which was focused on: 1) system acceleration in order to further increase capacity and lower costs; 2) integration of the Bion NMS with a methane digestion system in order to create additional revenue streams from the sale of electricity and natural gas and to take advantage of energy generated for heat utilization; and 3) finalization of commercial designs for application in our second generation NMS.
Additional research is being focused on water cleaning technologies as an integrated enhancement to the Bion NMS in order to make available clean process water as an additional product from the system.

     During the year ended June 30, 2001, we spent approximately $947,000 on research and development activities including, without limitation, system design, testing, consulting fees and installation expenses related to reducing the physical size of the system by implementing a higher rate biological process. These second generation closed tank systems are utilizing state-of-the-art, computerized, real-time monitoring and system control that can be remotely accessed for both reporting requirements and control functions.

     NMS development is expected to run through fiscal year 2003 with research and development costs currently estimated at $1,000,000, which budget could be
expanded substantially.   In fiscal year 2003, we plan on building three to
four regional testing facilities partially funded through cost-sharing with universities or other entities that desire to participate in such research. The purpose of these facilities would be to document and publish by independent investigators such as state land grant universities air and nutrient emission data related to the Bion NMS versus existing industry baseline standards.

     These published reports would document not only the emission results of the Bion NMS but would also correlate those results to a set of interrelated specific operating parameters so that large scale field installations can then demonstrate regulatory compliance by reporting operating parameters rather than having to constantly test emissions using independent laboratories. This process control model will also be used to qualify for the ongoing compliance requirements of any ERC sales.

     These published results by land grant universities and other independent certified investigators could then be adopted by various state and federal agencies to create new emission standards for air and nutrients. The adoption of these standards could occur in numerous ways such as by local communities in their permitting process for either new installations or renewals or by a federal funding agency in grant qualification such as the USDA (United States Department of Agricutlture) EQIP (Environmental Quality Incentive Program).

BionSoil(R) and Bion Fertilizer Products

     During the year ended June 30, 2002, we expended approximately $249,000 in research and development for trials and tests of our BionSoil(R) and Bion Fertilizer products with the focus shifting from testing pure BionSoil(R) and Bion Fertilizer to evaluation of blends incorporating the Bion products. The Bion products are being tested on a blended basis in the turf grass market, high value fruit crops (such as wine grapes), potting mix market for both consumers and the container nursery market and the greenhouse vegetable market. These blended Bion products are being tested primarily for their growth capabilities and disease suppression capabilities.

     Bion conducted over twenty clinical trials during fiscal 2001, in-house and by various academic, industry and professional organizations at a direct cost to us of approximately $315,000 in the year ended June 30, 2001. We have been testing the BionSoil(R) and Bion Fertilizer products in order to analyze the effectiveness of the product on a number of crops in a variety of different growing environments, and to measure the success of nutrient release and limited leaching qualities.

     These activities will continue in fiscal 2003, and future years, provided funds are available, and our preliminary estimated budget amount is $300,000, which budget could be expanded substantially.

     On December 12, 2001, we entered into an agreement with The Scotts Company ("Scotts") under which we agreed to give Scotts an exclusive right to evaluate our technologies in the worldwide consumer lawns and gardens markets for a period of twelve months. During this period, Scotts will conduct efficacy testing; research and development and/or consumer research on our technologies, and if the testing and research are satisfactory to Scotts, will work with Bion to develop a business plan for selling products using our technologies in the referenced markets.

Environmental Protection/Regulation

     We are a provider of systems and services that result in the reduction of pollution and, therefore, we are not under direct enforcement or regulatory pressure. We are involved, however, in waste treatment and are impacted by environmental regulations in at least three different ways:

     * Our marketing and sales success depends, to a substantial degree, on the pollution clean-up requirements of various governmental agencies, from the Environmental Protection Agency (EPA) at the federal level to state and local agencies;

     * Our system design and performance criteria must be responsive to the changes in federal, state and local environmental agencies' effluent standards and other requirements; and

     * Our system installations and operations require governmental permit approvals in many jurisdictions.

     We are also a manufacturer and provider of BionSoil(R) products such as potting soils, soil amendments and fertilizers. Some state and federal regulatory agencies have standards these products must meet to be sold as soil amendment or fertilizer products in various markets. The production and sale of our BionSoil(R) products currently meet relevant federal and state requirements. These regulations can, however, experience change, which creates a level of unpredictability in future outcomes. We are continually reviewing current regulations and potential changes that may affect our business and are making necessary compliance efforts in all jurisdictions in which we do business.

Employees

     As of September 24, 2002, we had 21employees, all of whom were full time. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
None of our employees is covered by "key person" life insurance.

Item 2.  Description of Properties

     Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022 under a lease that expires on August 28, 2011 and provides for annual base rents of approximately $265,000. The lease covers approximately 5,700 square feet. The Company sublets part of the leased premises under a sublease that expires on August 27, 2005 and provides for annual base rents of approximately $50,000.

     We have additional offices at 8899 Main Street, Williamsville, New York 14221 under a lease that expires on November 30, 2004 and provides for annual base rents of approximately $18,600 and covers approximately 1,800 square feet; and 138 Uzzle Industrial Drive, Clayton, North Carolina 27520 under a lease that expires June 30, 2003 and provides for annual base rents of approximately $15,000 and covers approximately 4 acres and an office building of approximately 2,350 square feet. We also rent a BionSoil(R) processing
site located at 90 Washington Boulevard, Perry, New York 14530.   All leases
and rental agreements are with non-affiliated parties.


     We do not own any of these facilities, nor are we obligated under any mortgages for the properties. We believe that, under our current operations, the facilities are adequate.

Item 3.  Legal Proceedings

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS on Quin Deca Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $30,000 in damages, $10,000 in punitive damages, to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS. Bion has not yet filed an answer to the complaint. The Company believes it has adequate defenses to defend this litigation and does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

     On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding the $100,000 of the Company's convertible bridge notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claims asserting that the Company owes ACB $265,400 plus interest or $121,028 including interest based on its interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock on conversion in full payment of the Notes based on the Company's interpretation of the Notes, as amended. The Company has filed an answer to the complaint denying liability and does not believe that this litigation will have a material adverse effect on the Company, its operations or its financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     The 2002 Annual Meeting of the Stockholders of the Company was held on April 4, 2002. For more information on the following proposals, reference is made to the Company's proxy statement dated March 5, 2002. The following items were voted upon and passed.

     The stockholders elected the following directors to serve until the next annual meeting, or until their successors have been elected:

                 Name            Votes For     Withheld
                 ----            ---------     --------

          David Mitchell       1,940,345       2,969
          Jere Northrop        1,940,345       2,969
          Salvatore Zizza      1,940,345       2,969
          Andrew J. Gould      1,940,345       2,969
          Howard E. Chase      1,940,345       2,969


     In addition the following items were voted on and passed:

     The appointment of BDO Seidman LLC as the Company's independent public accountants was ratified.

          Votes For     Votes Against     Abstentions
          ---------     -------------     -----------

          1,945,255         1,022            1,280


     Approval of the Company's 2002 Incentive Plan was ratified.

          Votes For     Votes Against     Abstentions     Broker Non-Votes
          ---------     -------------     -----------     ----------------

          1,575,339        20,570            1,661             420,243

     Approval of the proposed 1 for 3.5 reverse split of the Company's common stock was ratified.

          Votes For     Votes Against     Abstentions
          ---------     -------------     -----------

          1,905,092        41,626              839

     A Special Meeting of Shareholders was held July 1, 2002. For more information on the following proposal, reference is made to the Company's proxy statement dated May 31, 2002. The following items were voted upon and passed.

     Abandonment of a previous approved 1 for 3.5 reverse split and the approval of the proposed 1 for 10 reverse split of the Company's common stock was ratified.

          Votes For     Votes Against     Abstentions
          ---------     -------------     -----------

          3,217,973         29,112          11,853


                                PART II

Item 5. Market for Bion Environmental Technologies, Inc. Common Equity and Related Stockholder Matters

(a)   Market Information

     During the past two years, we have had only limited volumes of trading in our common stock in the over-the-counter market, and there is no assurance that such trading will expand or even continue.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "BNET". The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year Ending June 30,            2002                   2001
                                       ----                   ----
                                  High      Low          High        Low
                                  ----      ---          ----        ---

First Fiscal Quarter            $ 20.10   $ 8.80       $ 26.90     $ 19.70
Second Fiscal Quarter           $  9.90   $ 7.00       $ 20.00     $  8.50
Third Fiscal Quarter            $ 17.00   $ 7.20       $ 14.40     $  7.50
Fourth Fiscal Quarter           $ 10.20   $ 5.00       $ 30.00     $  8.80

     On August 21, 2002 our common stock became listed on the Philadelphia Stock Exchange under the ticker symbol "BNO."

(b)   Holders

     The number of holders of record of our common stock at September 24, 2002 was approximately 1,500. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

     The transfer agent for our common stock is Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

(c)   Dividends

     We have never paid any cash dividends on our common stock. Our board of directors does not intend to declare any cash dividends in the foreseeable future, but instead intends to retain earnings, if any, for use in our business operations. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend on our future earnings, if any, our capital requirements and financial condition, and other relevant factors.

Recent sales of unregistered securities

     There were no sales of securities in the three-month period ended June 30, 2002 without registration under the Securities Act of 1933, as amended, except as follows:

     We issued 22,874 shares of restricted common stock to the Trust Under Deferred Compensation Plan for D2CO, LLC for management fees for the quarter ending June 30, 2002.

     We issued 900 shares of restricted common stock to Hollandbrook Group LLC for consulting services fees for the quarter ending June 30, 2002.

     In connection with these issuances we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The purchasers are sophisticated investors associated with Directors of the Company and had access to complete information concerning the Company. The certificates representing the Common Stock issued bear restrictive legends concerning the transfer of the shares, and stop transfer orders have been provided to our transfer agent.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof. Bion intends that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

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

Overview

     Bion Environmental Technologies, Inc. provides waste management solutions to the agricultural industry, focusing on livestock waste from confined animal feeding operations ("CAFOs"), such as large dairy and hog farms. We are currently engaged in two main areas of activity:

     * waste stream remediation and reduction of atmospheric emissions and

     *    organic soil and fertilizer production.

     Our waste remediation and reduction of atmospheric emissions service business provides CAFOs (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, we microbiologically treat their entire waste stream, reducing air emissions and nutrient discharges, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of topdressing applications including school athletic fields, golf courses and home and garden applications.

     Our Nutrient Management System (NMS) is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids that are the basis of our organic soil and fertilizer business segment. Our BionSoil(R) and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

     We have been conducting business since 1989. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create an NMS that produces organic soil products as a by-product of remediation of the waste stream when installed on large dairies or swine farms. Through June 2000, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states, of which 23 are still in operation through June 2000. There are presently 14 first generation Bion NMS soil production system installations operating in 4 states on 8 dairy farms and 6 hog farms.

     We also have an ongoing research program related to our BionSoil(r) and Bion Fertilizer product lines. This research and development includes work related to harvest and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of BionSoil(R) and Bion Fertilizer blends in a number of plants in a variety of growing environments.

     The past two years have been transitional years as to Bion's sales and marketing efforts. As the development program described above moved forward during the 2001 and 2002 fiscal years, our focus shifted from sales of first generation systems to pre-marketing the system capabilities and the economics of our second generation NMS. We have recently initiated marketing Bion's second generation system and anticipate our first sales during the se[lrd4]cond half of calendar 2002. In addition, Bion has begun marketing various upgrade capabilities from its second generation system to its existing base of first generation installations. The nutrient management capabilities of this new generation of systems will help break one of the major barriers facing those portions of the dairy and protein growing businesses in the U.S. which desire to expand. Our second generation system will allow businesses in these markets to meet ever stricter environmental standards for larger farms and raise more animals on less land while meeting or exceeding all requirements to protect the environment.

Critical Accounting Policies and Significant Use of Estimates in Financial Statements

     The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in this Annual Report on Form 10-KSB. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

     Revenue recognition: Revenues from fixed-price system development and construction projects are recognized on the percentage-of-completion method. For contracts accounted for under the percentage-of-completion method, the amount of revenue recognized is the percentage of the total contract price that the costs expended to date bear to the anticipated final total cost based upon current estimates of the cost to complete the contract. Contract costs includes all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. General and administrative costs are charged to expense. Provisions for estimated losses on uncompleted contracts are provided when determined, regardless of the completion percentage. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Project managers make assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to uncertainties inherent in the estimation process and potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near term, and that such revisions may be material.

     Revenue from the sale of BionSoil(R) products and associated fees are recognized when shipped, as the Company has no continuing obligations.

     Stock-based compensation: The Company accounts for its stock-based compensation arrangements with its employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to nonemployees are accounted for at fair value in accordance with the provisions of SFAS 123.

     Income taxes: Deferred income taxes are determined by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.

     Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

     Results of Operations - Comparison of Fiscal Year Ended June 30, 2002 with Fiscal Year Ended June 30, 2001

     We recorded $69,000 of BionSoil(R) sales during the fiscal year ended June 30, 2002 ("2002"). This compares to total sales of $84,000 for the fiscal year ended June 30, 2001 ("2001"), consisting of $74,000 of BionSoil(R) sales and $10,000 of system sales. The amounts remained approximately the same due to our continued concentration on research and development on our second generation system for most of the fiscal year and further BionSoil(R) testing and analysis. Cost of soil was $546,000 for 2002 and $440,000 for 2001. The increase in cost of goods sold was proportionately higher than the increase in sales due to the fact that more soil was produced and sold at prices below cost to help gain market acceptance. We believe that this trend will reverse as we enter the commercial phase of system sales and revenues will increase at a higher rate.

     General and administrative expenses decreased to $2,494,000 for 2002 from $2,779,000 for 2001. The decrease is primarily attributable to a decrease in salaries and office expense offset by an increase in legal fees.

     Non-cash expenses for services and compensation decreased to $4,968,000 for 2002 from $7,646,000 for 2001. The decrease is due to the following charges taken in 2001: the cancellation of warrants previously issued of $2,361,000, consulting services of $2,003,000, beneficial value of warrants exchanged for common stock of $2,179,000 amortization of deferred consulting expense of $321,000 and compensation for variable options $3,470. These amounts were offset by an increase in charges taken in 2002 for the issuance of warrants as inducement to convert debt of $3,710,000, an increase of stock issued for services compensation and interest of $307,000, and an increase in notes payable issued for management fees of $180,000.

     Interest expense increased to $8,612,000 for 2002 from $3,016,000 for 2001. Increases for 2002 included non-cash interest expense of $131,000, a charge for the beneficial conversion feature of debt converted to common stock of $5,547,000 and a charge for the change in the terms of warrants issued in conjunction with convertible bridge notes of $297,000. These increases were offset by a decrease in amortization on debt discount of $381,000.

     Research and development costs decreased by $526,000 during the year ended June 30, 2002. This decrease is due to the increased costs in 2001 from the construction of the second generation prototype system built at Dreammaker Dairy. No such prototype was built in 2002.

     We did not record income tax expense during the years ended June 30, 2002 and 2001, as a result of our net losses. A valuation allowance of $15,394,000 at June 30, 2002, was established because we have not been able to determine that it is more likely than not that the deferred tax asset will be realized.

     At June 30, 2002, we had net operating loss carryforwards of approximately $32,582,000, with expirations through 2022. The utilization of a portion of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     The net loss and comprehensive loss increased $1,541,000 (10%) during the year ended June 30, 2002. The increase primarily related to an increase of $5,593,000 of non-cash interest expense that was offset by a decrease in general and administrative expenses of $280,000, a decrease in non-cash expenses for services and compensation of $2,678,000, a decrease in research and development of $526,000 and a decrease in cumulative change in accounting principle of $481,000. During the year ended June 30, 2001, the Company applied Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98.5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. As a result of this adoption, the Company modified the previous calculation of the beneficial conversion features associated with previously issued convertible bridge notes and recorded an additional warrant discount on the convertible bridge notes issued during the year ended June 30, 2000 of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. Since the notes were automatically convertible into common stock one year from the date of issuance, the Company recorded $481,250 as a cumulative effect of change in accounting principle for the year ended June 30, 2001. The Company also recorded a discount on convertible bridge notes issued during the year ended June 30, 2001 of $701,000.

     Basic and diluted loss per common share decreased by $4.84, from $12.02 to $7.18. The decrease in the loss per share is attributable to the increase in the amount of shares outstanding due to the conversion of all our debt, other than trade payables, to common stock.

Seasonality

     Bion's installation capability is restricted in cold weather climates to approximately eight months per year. However, when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil(R) harvests on the existing installed base is semi-annual and is timed for spring and fall, with harvested soils being available for sale during the next spring or fall. BionSoil(R) and Bion Fertilizer product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer and fall sales.

Liquidity and Capital Resources

     Our principal sources of liquidity, which consist of cash and cash equivalents, are $1,814,000 as of June 30, 2002. We believe we will not generate sufficient operating cash flow to meet our needs without additional external financing during fiscal 2003. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     We have been successful during the year ended June 30, 2001 in raising working capital through the sale of warrants and convertible debt. During the year ended June 30, 2001 we raised $2,527,000 in a private placement in the form of convertible bridge notes. In addition, Southview, Inc., a related party, had advanced the Company funds totaling $518,000 as of June 30, 2001. During the year ended June 30, 2002 we raised approximately $8,500,000 of working capital as partial consideration for the issuance of the Company's common stock to Centerpoint (less cash of $3,700,000 used as partial consideration to purchase 57.7% of the outstanding shares of Centerpoint) through our transactions with Centerpoint.

     All outstanding convertible debt of the Company was converted into shares of the Company's common stock on January 15, 2002 due to the Centerpoint transaction and based upon agreed terms.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time is unknown. Currently, we estimate that no less than approximately $5,000,000 will be required during the year ending June 30, 2003. We anticipate spending $1,300,000 on research and development efforts and the balance on compensation and general business overhead.

     Going Concern

     In connection with their report on our Consolidated Financial Statements as of and for the year ended June 30, 2002, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     We have stockholders' equity of $2,929,000, a cumulative deficit of $56,474,000, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

     Consolidated Working Capital

     Consolidated working capital increased to $1,665,000 at June 30, 2002 from a negative $7,028,000 at June 30, 2001. This increase is primarily due to the issuance of common stock to Centerpoint for partial consideration of $8,500,000, reduction our current debt of $8,100,000 as a result of the conversion of this amount of debt into 1,312,094 shares of the Company's common stock. These increases were offset by cash of $3,700,000 paid for the purchase of 57.7% of the outstanding shares of Centerpoint and continued operating losses of $3,519,000 not including non cash charges for services and compensation and non cash interest expenses.

     Analysis of Cash Flows

     Cash used in operating activities decreased to $3,870,000 in 2002 from $4,288,000 in 2001. The decrease is primarily the result of a decrease in cash operating expenses of $807,000, which excludes non-cash charges for equity instruments issued for compensation and services and non-cash charges
included in interest expense.   This decrease in cash operating expenses is
offset primarily from an increase in a note receivable, an increase in inventory and decrease in accounts payable totaling $274,000.

     Cash provided by investing activities increased to $4,818,000 in 2002 compared to $59,000 cash used in investing activities in 2001. The increase is primarily the result of net proceeds of $8,500,000 from the issuance of common stock to Centerpoint partially offset by the cash paid for the purchase of Centerpoint, net of cash received in the amount of $3,700,000.

     Cash provided used in financing activities increased to $435,444 in 2002 compared to $3,042,000 cash provided by financing activities in 2001. The increase is primarily the result of payment of loans in the amount of $898,000 in 2002. This is in contrast to $2,527,000 received for the issuance of notes in a private placement in 2001.

     We currently have no commitments for material capital expenditures.

     Recent Accounting Pronouncements

     In July 2001, the FASB issued Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which supersedes APB Opinion No. 16.

     SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001. The adoption of SFAS No. 141 did not have an effect on our financial condition or the results of operations.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," ("SFAS 142"), which supersedes APB Opinion No. 17. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets arising from transactions completed before and after the statement's effective date. SFAS 142 is effective for fiscal 2002. The adoption of SFAS No. 142 will not have an effect on our financial condition or the results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues task Force Issue 94-3. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

Item 7.  Financial Statements

     The response to this item is submitted in a separate section of this annual report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Within the twenty-four (24) months prior to the date of our most recent Financial Statements and through the date of this report, we have had no disagreements with our accountants on accounting or financial disclosure.

                                PART III

Item 9.  Directors and Executive Officers of Bion Environmental
         Technologies,  Inc.

     The directors and executive officers and significant employees of Bion, along with their respective ages and positions with Bion as of June 30, 2002, are as follows:

     Name                    Age   Position
-------------------------    ---   ----------------------------------------
Director and Officers

     David J. Mitchell        41   Chairman(1), Chief Executive Officer,
                                   President and Director

     Lawrence R. Danziger     31   Chief Financial Officer

     David Fuller             46   Principal Accounting Officer

     Jere Northrop            60   Senior Technology Director and Director

     Salvatore J. Zizza       56   Director

     Andrew G. Gould          48   Director

     Howard Chase             66   Director

Significant Employees

     George Bloom             48   Chief Operating Officer of Subsidiary

     James Morris             52   Chief Technology Officer of Subsidiary

(1) David J. Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.

     David J. Mitchell has been our Chairman since September 6, 2001, our Chief Executive Officer and a Director since December 23, 1999 and our President since August 10, 2000. Since January 1991, Mr. Mitchell has been the President of Mitchell & Co., Ltd., a merchant banking company he founded. Mr. Mitchell is the immediate past president of AmeriCash, a national network of ATM machines. Mr. Mitchell has held various executive positions primarily in investment banking and brokerage firms. Mr. Mitchell is also the Chairman and Chief Executive Officer of Centerpoint Corporation. Mr. Mitchell also serves as a director of several private companies and not-for-profit universities and foundations.

     Lawrence R. Danziger serves as our Chief Financial Officer since July 2002. From April 1999 to July 2002, Mr. Danziger served as Corporate Controller of Internet Commerce Corporation. Prior to joining Internet Commerce Corporation, Mr. Danziger was Supervisor at the accounting firm of Eisner LLP. Mr. Danziger is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. Mr. Danziger received a Bachelor of Science degree in Accounting from the University at Albany, State University of New York.

     David Fuller has served as our Principal Accounting Officer since April 2001. From January 2001 to April 2001, Mr. Fuller was a consultant to several companies, including Bion. From March 1994 to December 2000, he was the Chief Financial Officer of Hyman Beck & Company, Inc., an international money management firm. Mr. Fuller is a member of the American Institute of Certified Public Accountants and the New York Society of Certified Public Accountants. Mr. Fuller is also the Principal Accounting Officer of Centerpoint Corporation. Mr. Fuller graduated from Lehigh University in May 1978 with a Bachelor of Science degree in Accounting.

     Jere Northrop currently serves as our Senior Technology Officer and has been a Director since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to July 23, 1999. Prior to founding Bion he had ten years experience in the management of operations and process control at a large municipal advanced wastewater treatment plant in Amherst, New York (1979-1989). He also has twenty-five years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a bachelor's degree in biology from Amherst College, Amherst, Massachusetts (1964), a doctorate degree in biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at both the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York.

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

     Andrew G. Gould has been a Director of Bion since August 10, 2000. Mr. Gould co-founded in late 2000, and is presently a member of the Board of Directors and Chief Financial Officer of Chromaplex, Inc., a photonics company developing telecom and laser applications of proprietary periodic structures built in silicon, glass and other materials. From May 1998 to June 2000 Mr. Gould was Special Principal and New Business Development Manager of DZ Israel Associates, Tel Aviv, Israel, a venture banking and investment company. Until 2001, Mr. Gould was a director of Storlogic Ltd., a privately-held Israeli/U.S. developer and manufacturer of network-attached storage and other server hardware and software, and Regency Stocks & Commodities Fund LP, a privately-held investment partnership trading financial futures and equities using proprietary, systems-based trading methods. Since 1981, Mr. Gould has been a Managing Director of Arthur P. Gould & Co., a merchant bank. Mr. Gould has a bachelor's degree in philosophy from Yale University (1976), and an MBA in finance and economics from New York University (1983).

     Howard Chase is currently the principal of the Hollandbrook Group, LLC, a consulting firm organized to provide M&A services to the asset management business. Mr. Chase served as President and Chief Executive Officer of Carret Holdings, Inc. from mid-1999 to December 2001. He served as Chairman of the Board of Trident Rowan Group, Inc. from March 1998 until December 1999, having served continuously as a director of that company since 1971. Mr. Chase also served as Secretary and as outside counsel of Trident Rowan from 1971 until September 1995 and as its President and Chief Executive Officer from October 1995 to March 1998. He also served as Vice-President of Trident Rowan from 1986 until October 1995. Mr. Chase has served as a director of Thoratec Corporation since 1987 and as a director of Centerpoint Corporation since 1998. He is a graduate of Harvard College and Harvard Law School.

     George Bloom has been with Bion Technologies, Inc. since December 2000 and has served as Chief Operating Officer since January 15, 2002. From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental consulting firm, where he held the position of Chief Engineer of the Municipal Business Center upon his departure. Mr. Bloom is a registered professional engineer with over twenty years environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities. Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities.

     James Morris has served as Chief Technology Officer of Bion Technologies, Inc. since February 2002. Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advise for over two years as a consultant. Other consulting work included eight years acting as the senior technical consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. from Cornell University. He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association.

     During the year ended June 2002, Mark Smith, James Wright, and Jon Northrop resigned as Directors. At each annual meeting of shareholders, Directors are elected to serve until the next annual meeting of shareholders. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Family Relationships

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and such stockholders are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending June 30, 2002, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis, except that Atlantic Partners LLC filed a Form 3 late.

Advisory Board

     On June 6, 2001, our Board of Directors authorized the formation of an Advisory Board to consist of up to 15 members and determined that up to 300,000 options, in aggregate, be made available as compensation for Advisory

Board members over the next two years, subject to Board of Directors' ratification on a case-by-case basis.

     We currently have seven persons on our Advisory Board.  They are:

     Dan Glickman is currently director of the Institute of Politics at the John F. Kennedy School of Government at Harvard Universty. Mr. Glickman is also a consultant and advisor to the public law and policy practice group at Akin Gump Strauss Hauer and Feld. Mr. Glickman is a former U.S. Agriculture Secretary, who served as a member of President Clinton's Cabinet for six years and whose service prior to that position included 18 years as a member of the U.S. House of Representatives.

     Jon D. Howard is a Managing Director at Bear Stearns & Co. Inc. and head of Bear Stearns Merchant Banking Group whose prior experience includes executive positions with Vestar Capital Partners, Inc. and Wesray Capital Corporation. Mr. Howard is a director of Acropostal, Inc., Dyersberg Corporation, Integrated Circuit System, Inc., and Nice-Pac Holdings, Inc.

     Victor L. Lechtenberg, Ph.D. is Dean of Agriculture at Purdue University
- a premier land grant college of agriculture. Dr. Lechtenberg is chairman of the National Agricultural Research, Extension, Education and Economics Advisory Board.

     William Spier, serves as Chairman of the Board of Empire Resources, Inc., a distributor of a range of semi-finished aluminum products, which is traded on the American Stock Exchange. He was Chairman of DeSoto, Inc., a manufacturer and distributor of cleaning products, from May 1991 through September 1996. Mr. Spier is a member of the Executive Committee and Board of Directors of Keystone Consolidated Industries, Inc., a New York Stock Exchange company which manufactures carbon steel wire and rod products. Mr. Spier was also a Vice Chairman of Phibro-Salomon Inc an international commodity trading and investment banking firm.

     Dennis C. Tristao currently serves as Environmental Affairs Officer at J.G. Boswell Company. Mr. Tristao has worked within the agricultural air quality issue for over 12 years. His past commitments to the Agricultural Air Quality Task Force resulted in the Memorandum Of Understanding between the USDA and the EPA on agricultural air quality research, the establishment of a research priority and funding recommendation and a recommendation for national policy on implementing a voluntary compliance strategy for agricultural producers.

     Jarold A. Glick is president of G&R Foods, Inc. and vice president of G&R Foods subsidiary, Dairy Ingredient Technology. Mr Glick has thirty-nine years of both corporate and entrepreneurial experience in the start-up, acquisition and management of dairy brokerage, bottled milk, yogurt and cheese manufacturing operations.

     Dr. McCloskey is actively involved in the ownership and management of dairies in New Mexico, Michigan, and Indiana. Dr. McCloskey was instrumental in the formation of the Texas-New Mexico Milk Marketing Agency, an agency that controls the marketing and transportation of virtually all milk marketed in Texas and New Mexico. Additionally, he serves on the board of the National Milk Producers Federation, participates in the Federal Order Policy and Dairy Export Policy committees.

Item 10.  Executive Compensation

     The following table sets forth the compensation paid or earned for services rendered during the three fiscal years ended June 30, 2002 to our former chief executive officer, our current chief executive officer and the most highly compensated other executive officers whose compensation in the year ended June 30, 2002 was more than $100,000.

                                    Summary Compensation Table

                                                                      Long Term
                                                                 Compensation Awards
                                          Annual Compensation   ---------------------
                                 Fiscal   -------------------   Securities Underlying     All other
Name and Principal Position       Year    Salary (1)    Bonus        Options (#)         Compensation
---------------------------      ------   ----------    -----   ---------------------   ---------------
Current Executive Officers
  David Mitchell                  2002    $550,000 (2)      -                 -          $3,709,713 (5)
   Chairman (A), Chief Executive  2001     370,000 (3)      -                 -           2,230,000 (6)
   Officer and President          2000     120,000 (4)      -                 -                   -

  Jere Northrop                   2002    $123,750          -             2,500                   -
   Senior Technology Officer      2001     150,000          -                 -                   -
                                  2000     150,000          -                 -                   -

  David Fuller                    2002    $125,000          -                                     -
   Principal Accounting Officer   2001       8,333          -             4,254                   -
                                  2000           -          -                  -                  -


(A) David Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.

(1) Includes compensation paid by Bion Technologies, Inc. our wholly owned subsidiary.

(2) Compensation of $550,000 issued as 58,247 shares of common stock of the Company to the Trust Under Deferred Compensation Plan for D2CO, LLC.

(3) Includes compensation of $120,000 that was added to the balance of the 2000 D2 Convertible Bridge Note (this balance plus accrued interest was converted into 18,200 shares of common stock); compensation of $125,000 was added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC (this balance plus accrued interest was converted into 18,241 shares of common stock); and compensation of $125,000 was added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC (this balance plus accrued interest was converted into 17,824 shares of common stock).

(4) Compensation for the period January 1, 2000 (inception of agreement), through June 30, 2000, which was added to the balance of the D2 2000 Convertible Bridge Note (this balance plus accrued interest was converted into 18,822 shares of common stock).

(5) Represents the value of 387,343 warrants issued to Atlantic Partners LLC in January 2002.

(6) Represents the difference between the value of warrants to purchase 650,000 shares of common stock purchased by Southview, Inc. (later assigned to Atlantic Partners LLC), a company owned by David J. Mitchell, and the amount paid.

Option Grants in Fiscal Year 2002

     The following table sets forth the options that were granted during the fiscal year ended June 30, 2002.

                   Number of       Percent of
                 Securities      Total Options
                 Underlying        Granted to       Exercise
                   Options        Employees in       Price            Expiration
Name               Granted        Fiscal 2001       Per Share            Date
--------------   -----------     -------------      ---------      -----------------
David Mitchell         -                -               -                   -
Jere Northrop        2,500            2.62%           $11.00       December 31, 2004
David Fuller           -                -               -                   -


Aggregated Option Exercises and Option Value Table as of June 30, 2002

     The following table sets forth the options exercises during the fiscal year ended June 30, 2002 and the value of exercisable and unexercisable options outstanding as of June 30, 2002.

                                             Number of Securities Underlying    Value of Unexercised In-the
                                                 Unexercised Options at                   Money
                  Shares Acquired   Value            June 30, 2002                   Options at FY-End
Name                on Exercise    Realized     Exercisable/Unexercisable        Exercisable/Unexercisable
--------------    ---------------  --------  -------------------------------    ---------------------------
David Mitchell            -           -                      0/0                         $0/$0
Jere Northrop             -           -                  2,500/0                         $0/$0
David Fuller              -           -              2,836/1,418                         $0/$0


Employment Agreements

     In December 1999, the Company entered into a three year agreement for management and consulting services with D2 Co., LLC ("D2"). The agreement requires total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. On August 10, 2000 we amended the D2 Management Agreement by extending the term of the agreement by one year.
On December 1, 2000, the Company made further amendments to the D2 Management Agreement by extending the term of the agreement by 18 months, increasing the annual base consideration from $240,000 as follows: calendar year 2001 - $500,000; calendar year 2002 - $600,000; and calendar year 2003 - $750,000.
Effective January 1, 2001, the Company agreed to make the payments due under the consulting agreement under a deferred compensation plan to the Trust Under Deferred Compensation Plan for D2CO, LLC for the benefit of D2. See Item 12 - Certain Relationships and Related Transactions.

     On December 1, 1997, we entered into an employment agreement with Jere Northrop. During the year ending June 30, 2002, this agreement was amended from an end date of December 31, 2002 and an annual base salary of $150,000 to an end date of December 31, 2003 and an annual base salary of $60,000.

Director Compensation

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board.

     Howard Chase joined our Board of Directors on January 21, 2002. In addition to his duties as a director, Mr. Chase, through Hollandbrook Group LLC (Hollandbrook), Inc. will provide us consulting services. Bion will pay Hollandbrook $1,000 per month and issue to Hollandbrook $9,000 in Bion common stock at a price per share of $15.00.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 24, 2002 by:

* each person that is known by us to beneficially own more than 5% of our common stock;
*    each of our directors;
* each of our executive officers named in the summary compensation table on page 25; and
*    all our directors and executive officers as a group.

     Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 24, 2002. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 5,307,395 shares outstanding as of September 24, 2002. The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, 18 East 50th Street, 10th Floor, New York, NY 10022. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

                                                                Shares of Common Stock
                                                                  Beneficially Owned
                                        -------------------------------------------------------
                                                                   Percent of Class
                                                         --------------------------------------
Name and Address                        Number           Outstanding       Entitled to Vote (1)
-------------------------------       ----------         -----------       --------------------
Principal Stockholders

Centerpoint Corporation (1)            1,900,000            35.8%                    -
Atlantic Partners LLC (2)              1,037,343            16.3%                 23.3%
Mark A. Smith (3)                        436,699             8.2%                 12.8%
  409 Spruce Street
  Boulder, CO  8030
LoTayLingKyur Foundation (4)             274,931             5.2%                  8.1%
  409 Spruce Street
  Boulder, CO  80302
Dublin Holding, Ltd. (5)                 285,388             5.4%                  8.4%
  C/O Amerilawyer, Ltd.
  Attn: Lloyd Rodney, Esq.
  Harbor House
  P.O. Box 120, Grand Turk
  Turks & Caicos Isl., B.W.I.

Executive Officers and Directors

David J. Mitchell (6)                  1,911,477            30.1%                 43.0%
Jere Northrop (7)                        152,820             2.9%                  4.5%
Salvatore J. Zizza (8)                    43,801               *                   1.3%
Andrew G. Gould (9)                        8,851               *                     *
Howard Chase                                 900               *                     *
Lawrence R. Danziger (10)                  6,666               *                     *
David Fuller (11)                          3,420               *                     *
All executive officers and directors   2,127,935            33.3%                 47.4%
  as group (7 persons) (12)
----------------------
* Less than 1%


(1)  Centerpoint Corporation is currently majority-owned by the Company.
     Under Colorado law, the common shares held by Centerpoint Corporation are not entitled to vote. These shares of common stock are to be distributed to the shareholders of Centerpoint Corporation upon the effectiveness of a registration statement. The shares to be distributed to Bion will be cancelled immediately following distribution.

(2) Atlantic Partners LLC, which is wholly owned by David Mitchell, owns warrants to purchase 1,037,343 shares of common stock at $7.50 per share through February 16, 2006.

(3) Includes 2,500 options held directly by Mark Smith, 39,418 shares of common stock held jointly with his wife, 5,240 shares of common stock held by his wife, 59,684 shares of common stock held by Mark A. Smith IRA Rollover, 50,905 shares of common stock held by Kelly Smith IRA Rollover, 274,931 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mark Smith, 605 shares of common stock held by LoTayLingKyur, Inc. which is owned by Mark A. Smith and his wife. Mr.

     Smith disclaims beneficial ownership on 285,388 shares of common stock held by DHL for which Mr. Smith is the authorized agent. In accordance with a voting agreement with D2 all shares beneficially owned by Mark Smith, DHL and LoTayLingKyur Foundation are to be voted by David Mitchell as to most matters except for a sale of substantially all the Company's assets or a merger.

(4) In accordance with a voting agreement with D2 all LoTayLingKyur Foundation shares are to be voted by David Mitchell as to most matters except for a sale of substantially all the Company's assets or a merger.


(5) Mark Smith, the authorized agent for DHL disclaims beneficial ownership of these shares. In accordance with a voting agreement with D2 all DHL shares are to be voted by David Mitchell as to most matters except for a sale of substantially all the Company's assets or a merger.


(6) Includes 52,734 shares of common stock held by D2 and 94,313 shares of common stock held by a trust for D2's benefit. Also includes warrants to purchase 1,037,343 shares of common stock exercisable until February 16, 2006, owned by Atlantic Partners LLC, a corporation wholly owned by David Mitchell, and 3,000 bridge warrants held by D2. Also includes 2,000 shares of common stock held by a minor child of David Mitchell. Also includes 436,699 shares of common stock beneficially owned by Mark A. Smith (Note 3), the LoTayLingKyur Foundation (operated by Mr. Smith) and 285,388 shares of common stock beneficially owned by Dublin Holdings Ltd. ("DHL") over which David Mitchell holds voting control for all of the shares through a voting agreement as to most matters except for a sale of substantially all the Company's assets or a merger.

(7) Includes 67,401 shares held by Jere Northrop's wife; 20,121 shares held by a family trust; and options to purchase 2,500 shares held by Mr. Northrop. Does not include shares owned by an adult child of Jere Northrop, 12,608 shares owned by the Jere and Lynn Northrop Family Foundation, and 7,906 shares owned by the Jere Northrop Family trust, for each of which Mr. Northrop disclaims beneficial ownership.


(8) Includes options held by Mr. Zizza to purchase 17,500 shares of common stock; J-1A bridge warrants to purchase 1,500 shares of common stock; and J-1C bridge warrant to purchase 2,955 shares of common stock.

(9) Includes options held by Mr. Gould to purchase 7,500 shares of common stock and a J-1C bridge warrant to purchase 237 shares of common stock.

(10) Includes options to purchase 6,666 shares of common stock.

(11) Includes options to purchase 2920 shares of common stock.

(12) See footnotes (6) through (11).

Item 12.  Certain Relationships and Related Transactions

Transactions with David Mitchell and Related Entities

     Management Agreement with D2

     In December 1999, we entered into a three year Management Agreement with D2 Co., LLC ("D2") of which David Mitchell, Chairman, CEO and President of the Company, is sole member, pursuant to which D2 agreed to provide us specific management and consulting services. The agreement called for compensation to D2 for such services in the amounts of:

     *    $240,000 per year payable in our common stock or cash; and
     * 250,000 warrants exercisable at $25.00 expiring on December 31, 2004.

     On August 10, 2000, we amended the Management Agreement with D2 under which we:

     *    extended the agreement for D2's services for an additional year;
          and
     * issued 150,000 additional warrants (100,000 exercisable at $35.00 per share and 50,000 exercisable at $60.00 per share, both exercisable from January 1, 2002 until August 10, 2005).

     In December 2000, the Company made additional amendments to the D2 Management Agreement by:

     *    extending the term of the agreement by 18 months;
     * canceling all of the warrants issued under the Management Agreement as amended; and
     * increasing the annual base consideration to $500,000 in calendar year 2001, to $600,000 in calendar year 2002 and $750,000; and calendar year 2003.

     Effective January 1, 2001, the Company orally agreed to the following:

     * to make the payments due under the Management Agreement to the Trust Under Deferred Compensation Plan for D2CO, LLC (the "Trust") for the benefit of D2.

     The payments to the Trust for the six months ended June 30, 2001 totaling $250,000 were made in the form of 2000 and 2001 convertible bridge notes (the "CV Notes").

     Effective July 1, 2001, compensation to D2 is paid to the Trust in the form of common stock on a quarterly basis.

     We receive consulting services from Bright Capital, which provides the services of consultant Dominic Bassani. Bright Capital is compensated directly by D2 from the fees paid by Bion to D2.

     On January 15, 2002, as a result of the transaction with Centerpoint:

     * all the D2 and the Trust CV Notes were converted into 37,022 shares and 36,064 shares of the Company's common stock, respectively.

     In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to D2 and to the Trust for the CV Notes converted as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Item 1.

     Warrant Purchase Agreement

     In December 1999, we entered into a Warrant Purchase Agreement pursuant to which:

     * D2 purchased 250,000 warrants, exercisable at $17.50 expiring on December 31, 2004, for $1,000,000 ($500,000 in cash and $500,000 in a non-recourse promissory note to us that was secured by the subject warrants).

     In December 2000, we entered into an agreement with D2 pursuant to which:

     *    We canceled the warrants issued under the Warrant Purchase
          Agreement; and
     * We agreed to repay the purchase price of the warrants issued under the Warrant Purchase Agreement with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable and accrued interest

     Southview

     During the period January 8 through March 31, 2001, Southview, Inc. ("Southview"), a corporation wholly owned by Mr. Mitchell:

     * loaned the Company $871,000 earning 8% interest per annum of which $371,000 was repaid in April 2001.

     On February 16, 2001, under an agreement effective January 8, 2001, Southview purchased:

     * warrants to purchase 650,000 shares of the Company's common stock for the sum of $500,000, exercisable until February 16, 2006.

     Half of these warrants were exercisable at $10.00 and half of these warrants were exercisable at varying prices between $10.00 and $20.00 per share, depending on the market price of the Company's common stock. The warrants were subsequently assigned to Atlantic Partners, LLC ("Atlantic"), an affiliate of David Mitchell.

     On September 6, 2001, the Board of Directors affirmed an agreement dated August 1, 2001 entered into between the Company, D2, Southview and Atlantic in which, among other things, the Company agreed to amend the Southview warrants so that:

     * upon the conversion of the Company's outstanding CV Notes into the Company's common stock, the outstanding Southview warrants will be adjusted ("Adjusted Warrants") so that the Adjusted Warrants equal 20% of the "fully-diluted" outstanding shares; and

     As partial consideration for Bion agreeing to the adjustment to the Southview warrants, Southview agreed to:

     * extend the term of the outstanding promissory note due July 31, 2001, with a balance of $521,040 including accrued interest, so that such promissory note could be repaid from the proceeds of a new financing.

     On January 15, 2002, as a result of the transaction with Centerpoint:

     * the Southview warrants were adjusted to equal 20% or, 1,037,343 shares of the "fully-diluted" outstanding shares of the Company and the exercise was adjusted to $7.50; and
     * In addition, the Company repaid the Southview promissory note, which had a value of $718,485 including interest and additional advances.


     In the event of a subsequent equity financing below $7.50, additional warrants would be issued on the Southview warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to all subsequent financing adjustments. These warrants would also have their exercise price lowered to the price per share of the subsequent equity financing. See Item 1.
Private Placement

     On April 13, 2000, we completed a private placement offering in which D2 participated under the same terms as unaffiliated third parties. D2 purchased four units evidencing $100,000 convertible notes and 3,000 warrants to purchase common stock exercisable at $23.75 per share until December 31, 2004.

     On January 15, 2002, as a result of the transaction with Centerpoint, D2's convertible note was converted into 15,712 shares of the Company's common stock under the amended terms of the notes.

     In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for the D2 notes conversion as if the note was converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Item 1.

     Shareholder Agreement/Stock Voting Agreement

     On December 23, 1999, D2, Mark A. Smith, Jere Northrop, LoTayLingKyur, Inc., and Dublin Holding, Ltd. entered into a Shareholders' Agreement, as amended, which, among other things, restricts the transfer, sale, conveyance, exchange, pledge, or otherwise disposition of any shares of the Company except in connection with a sale of all or substantially all of the outstanding stock of the Company or a merger of the Company. Under the agreement, certain transfers are permitted under certain conditions.

     On August 1, 2001, the Company, D2 and Dublin Holdings, Ltd., LoTayLing, Inc., Mark Smith, Kelly Smith, LoTayLing Foundation, Kelly Smith Rollover IRA, and Mark Smith Rollover IRA (collectively "the Smith shares"), entered into a voting agreement where among other things, the Smith shares shall not be transferred in a private non-market transfer which reduces the number of shares for which D2 is Proxy to less than 2/3 of the initial shares for which D2 is Proxy unless the transferee is willing to appoint D2 as Proxy for the transferred portion of the shares .

Transactions with Mark A. Smith and Related Entities

     During the period beginning July 1, 2000, we entered into the following transactions with Mark A. Smith (our former Chairman and a former Director) and/or entities affiliated with him: LoTayLingKyur, Inc. ("LTLK"), LTLK

Defined Benefit Plan, LoTayLingKyur Foundation, and Dublin Holding Ltd. (collectively "First Parties"), including the following:

     Commencing August 3, 2000, and at various other effective dates through the month of August 2000, the First Parties (and related holders of our Class X Warrants and Class Z Warrants):

     * exchanged, in aggregate, 16,520 Class X Warrants and 542,544 Class Z Warrants for 86,340 restricted shares of our common stock. This exchange occurred pursuant to an agreement we had with the warrant holders dated December 20, 1999. Mr. Smith, (and affiliates and extended family members of Mr. Smith) participated in this warrant exchange agreement.

     On August 1, 2001 Mark Smith, Dublin Holding, Ltd., LoTayLingKyur, Inc., LoTayLingKyur Foundation, Mark Smith Rollover IRA, Kelly Smith and Kelly Smith Rollover IRS which all owned shares of the Company's common stock (the "Smith Shares"), entered into a voting agreement that gives D2:

     * the power to vote all of the Smith Shares as to most matters. Mr. Smith will still have the right to vote the Smith Shares with respect to a sale of substantially all of our assets or a merger. The voting agreement is purely contractual and is not a formal voting trust.

     In addition, Mark Smith, Dublin Holding, Ltd., LoTayLingKyur, Inc., LoTayLingKyur Foundation, Mark Smith Rollover IRA, Kelly Smith and Kelly Smith Rollover IRS entered into a separate agreement with the Company which imposed certain restrictions on the sale and transfer of the Smith Shares and amended the respective terms of convertible promissory notes payable to Dublin Holding, Ltd, the Mark A. Smith Rollover IRA and the Kelly Smith Rollover IRA to provide that these notes:

     * would be automatically and fully converted (with all principal and accrued interest calculated as if they had been held to maturity) into shares of the Company's common stock upon the conversion of the CV Notes at a conversion rate equal to the lesser of (i) $18.00 per share or (ii) the conversion price of the CV Notes.

     On January 15, 2002, as a result of the transaction with Centerpoint, these notes were converted into 588,852 shares of the Company's stock at $7.50 per share.

     In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for the CV Notes conversion as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Item 1.

Transactions with Salvatore J. Zizza

     Beginning August 10, 2000, Salvatore J. Zizza, one of our directors, agreed to serve as our governmental affairs liaison and provide additional consulting services through September 1, 2002 for which he receives no additional compensation. We granted Mr. Zizza options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003, and issued him 10,000 Class J-2 warrants to purchase common stock at a price of $23.75 per share. In addition, we agreed to provide Mr. Zizza with office space in our New York City office at no cost to him.

     On January 15, 2002, we adjusted the price of the options to $11.00 and cancelled the 10,000 Class J-2 warrants and issued Mr. Zizza options to purchase 10,000 shares of our common stock at a price of $11.00 per share exercisable until December 31, 2004.

     On June 25, 2002, Mr Zizza agreed to devote more time as our governmental affairs liaison. On July 1, 2002 we issued Mr. Zizza additional options to purchase 10,000 shares of our common stock at a price of $7.50 per share vesting on July 1, 2003, exercisable until July 1, 2005.

     Private Placements

     On April 13, 2000, we completed a private placement offering in which Mr. Zizza participated under the same terms as unaffiliated third parties. Mr. Zizza purchased two units evidencing $50,000 convertible debt and 1,500 warrants to purchase common stock exercisable at $23.75 per share until December 31, 2004.

     On June 8, 2001, we completed private placement offering in which Mr. Zizza participated under the same terms as unaffiliated third parties. Mr. Zizza purchased a $98,552 convertible note and 2,955 warrants to purchase common stock exercisable at $15.00 per share until December 31, 2005.

     On January 15, 2002, as a result of the transaction with Centerpoint, Mr. Zizza's convertible notes, including accrued interest, were converted to 21,846 shares of the Company's common stock under the amended terms of the notes.

     In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for Mr. Zizza's notes conversion as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Item 1.

Transactions with Andrew G. Gould

     Andrew G. Gould joined our Board of Directors on August 10, 2000. In addition to his duties as a director, Mr. Gould, through Arthur P. Gould & Co., Inc., a company that he owns, contracted to provide us with an average of approximately ten hours per month of technology consulting services through August 31, 2002, at no cost to us. We have granted Mr. Gould options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003. The exercise price of these options was adjusted on January 15, 2002 to $11.00 per share.

     On June 8, 2001, we completed private placement offering in which Mr. Gould participated under the same terms as unaffiliated third parties. Mr. Gould purchased a $7,882 convertible note and 237 warrants to purchase common stock exercisable at $15.00 per share until December 31, 2005.

     On January 15, 2002, as a result of the transaction with Centerpoint, Mr. Gould's convertible note was converted to 1,114 shares of the Company's common stock under the amended terms of the note.

     In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for Mr. Gould's note conversion as if the note was converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Item 1.

Other Transactions with Related Parties

     Effective August 23, 2000, Jon Northrop, who was then a Director and President, and Jere Northrop, Director and Senior Technology Officer and their extended families, agreed to exchange, in aggregate:

     * 47,155 Class X Warrants and 85,570 Class Z Warrants for 26,984 restricted shares of our common stock. This exchange occurred pursuant to the terms of agreements dated December 20, 1999.

     Effective August 29, 2001, we amended agreements with eight holders of outstanding promissory notes (Jon Northrop, Jere Northrop, Northrop Family Trust, M. Duane Stutzman, Harley Northrop, Edward Hennig, William Crossetta and Craig Scott), pursuant to which each note holder agreed to:

     *    extend the maturity date to April 30, 2002;
     *    cancel some of the outstanding options owned by the note holder;
          and
     * change the terms of the note so that outstanding principal and interest shall be completely converted to shares of the Company's common stock upon the earlier of April 29, 2002 or the conversion of the Company's outstanding CV Notes which conversion shall take place at the lower of $22.50 per share, or the conversion price of the CV Notes.

     On January 15, 2002, as a result of the transaction with Centerpoint, all of these promissory notes were automatically converted to 249,056 shares of the Company's common stock, respectively.

     In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for the promissory notes conversion as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Item 1.

     Effective on September 6, 2001 we entered into a severance agreement with Jon Northrop and as a result, we no longer have any employees in Denver and substantially all of our business operations are conducted out of our office in New York City. Mr. Northrop received monthly payments of $10,000 in cash or common stock through August 2002.

     Howard Chase joined our Board of Directors on January 21, 2002. In addition to his duties as a director, Mr. Chase, through Hollandbrook Group LLC (Hollandbrook), Inc. will provide us consulting services. Bion will pay Hollandbrook $1,000 per month and issued to Hollandbrook $9,000 in Bion common stock at a price per share of $15.00.

Transactions with Centerpoint

     On January 15, 2002, Bion issued 1,900,000 shares of its restricted common stock, valued at $7.50 per share, to Centerpoint, in exchange for $8,500,000 in cash and the assignment of certain claims and other rights owned by Centerpoint for total consideration of $14,250,000. Additional shares may be issued to Centerpoint if the Company raises equity at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued is determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing. David Mitchell was a director of Centerpoint prior to the transaction with Bion and currently serves as Chairman and Chief Executive Officer of Centerpoint.

Option and Warrant Issuance

     Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-KSB, above.

                                PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as exhibits to this Form 10-KSB, including those exhibits incorporated in this Form 10-KSB by reference to a prior filing of Bion under the Securities Act or the Exchange Act as indicated in parenthesis:

    Exhibit No.     Description

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

     10.34 D2 Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.11 to our Form 8-K dated September 6, 2001.

     10.35     2001 Incentive Plan.  Incorporated by reference to Exhibit
               10.12 to our Form 8-K dated September 6, 2001.

     10.36     Letter Agreement with Howard Chase.

     10.37     Non-Binding Agreement re Dairy Parks LLC.

     21 Subsidiaries of the Registrant. Filed herewith electronically.

     23.1      Consent of BDO Seidman, LLP.  Filed herewith electronically.

     99.1 Bion Environmental Technologies, Inc.'s Capital Structure. Incorporated by reference to Exhibit 10.13 to our Form 8-K/A dated December 28, 1999.

     99.2 Form of Note and Warrant Purchase Agreement. Incorporated by reference to Exhibit 10.1 to our Form 8-K dated April 13, 2000.

     99.3 Form of Convertible Bridge Note. Incorporated by reference to Exhibit 10.2 to our Form 8-K dated April 13, 2000.

     99.4      Form of Bridge Warrant.  Incorporated by reference to
               Exhibit 10.3 to our Form 8-K dated April 13, 2000.

Reports on Form 8-K

     The following Report on Form 8-K was filed during the quarter ended June 30, 2002:

          Form 8-K/A dated December 12, 2001 reporting information under
          Item 7.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedule


                                                                        Page

Independent auditors' report                                             F-2

Consolidated balance sheet as of June 30, 2002                           F-3

Consolidated statements of operations for the years
  ended June 30, 2002 and 2001                                           F-4

Consolidated statements of changes in stockholders'
  equity for the years ended June 30, 2002 and 2001                      F-5

Consolidated statements of cash flows for the years
  ended June 30, 2002 and 2001                                           F-7

Notes to consolidated financial statements                               F-8

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
Bion Environmental Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and Subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP
BDO Seidman, LLP

August 23, 2002

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
As of June 30, 2002

ASSETS

Current assets:
     Cash and cash equivalents                                                   $  1,813,571
     Accounts receivable, net of allowance for doubtful accounts of $2,000             17,295
     Inventory                                                                         67,640
     Prepaid expenses and other current assets                                        147,999
                                                                                 ------------
          Total current assets                                                      2,046,505

     Property and equipment, net                                                      154,425
     Claims receivable                                                              1,339,154
     Other assets                                                                     212,815
                                                                                 ------------
          Total assets                                                           $  3,752,899
                                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $    323,937
     Accrued expenses                                                                  55,152
     Capital lease obligation                                                           2,603
                                                                                 ------------
          Total current liabilities                                                   381,692


Capital lease obligation - less current portion                                           646
                                                                                 ------------
     Total liabilities                                                                382,338


Minority interest                                                                     441,093

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized,
   -0- shares issued and outstanding                                                        -
Common stock, no par value, 100,000,000 shares authorized,
    4,211,665 shares issued and outstanding (this does not
    include 1,095,730 shares held by Centerpoint which will
    be distributed to Bion and subsequently cancelled)                                      -
Additional paid in capital                                                         59,403,468
Accumulated deficit                                                               (56,474,000)
                                                                                 ------------
     Total stockholders' equity                                                     2,929,468
                                                                                 ------------

     Total liabilities and stockholders' equity                                  $  3,752,899
                                                                                 ============

             See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations



                                                                               Years Ended June 30,
                                                                          -------------------------------
                                                                              2002              2001
                                                                          ------------       ------------
Revenue:
     Soil                                                                 $     69,382       $     74,322
     System contracts                                                                -             10,000
                                                                          ------------       ------------
                                                                                69,382             84,322

Cost of soil                                                                   546,117            439,817
                                                                          ------------       ------------
                                                                               546,117            439,817

Gross loss                                                                    (476,735)          (355,495)
                                                                          ------------       ------------

Expenses:
     General and administrative (excluding $4,967,562 and $7,645,570
       of non-cash charges for services and compensation, respectively)      2,498,400          2,778,881
     Research and development                                                  735,622          1,262,010
     Non-cash charges for services and compensation                          4,967,562          7,645,570
                                                                          ------------       ------------
                                                                             8,201,584         11,686,461
                                                                          ------------       ------------
Operating loss                                                              (8,678,319)       (12,041,956)
                                                                          ------------       ------------
Other income and expense:
     Interest expense (including $8,607,023 and $3,013,644 of non-cash
       interest charges, respectively)                                      (8,611,903)        (3,016,149)
     Interest income                                                            36,011             36,598
     Other expense, net                                                         74,855            (50,466)
                                                                          ------------       ------------
                                                                            (8,501,037)        (3,030,017)
                                                                          ------------       ------------
Net loss before minority interest and cumulative effect of a change
  in accounting principle                                                  (17,179,356)       (15,071,973)
Minority interest                                                               85,457                  -
                                                                          ------------       ------------
Net loss before cumulative effect of change in accounting principle        (17,093,899)       (15,071,973)
Cumulative effect of change in accounting principle                                  -           (481,250)
                                                                          ------------       ------------
Net loss and comprehensive loss                                           $(17,093,899)      $(15,553,223)
                                                                          ============       ============
Basic and diluted loss per common share:
Net loss before cumulative effect of change in accounting principle       $      (7.18)      $     (11.65)
Cumulative effect of change in accounting principle                                  -              (0.37)
                                                                          ------------       ------------
Net loss per common share                                                 $      (7.18)      $     (12.02)
                                                                          ============       ============
Weighted-average number of common shares
  outstanding, basic and diluted loss per share                              2,380,651          1,293,719
                                                                          ============       ============




               See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

                                           Additional  Non-Recourse      Deferred                                   Total
                             Common Stock   Paid-In     Promissory      Consulting   Unearned     Accumulated      Stockholders'
                               Shares       Capital     Note             Expense    Compensation    Deficit          Deficit
                             ---------------------------------------------------------------------------------------------------
Balance, June 30, 2000        1,190,364   $22,748,871   $(500,000)     $(1,944,739)  $(67,500)    $(23,826,878)   $ (3,590,246)
                             ---------------------------------------------------------------------------------------------------
  Compensation associated
  with warrants exchanged
  for common stock              114,531     2,179,182                                                                2,179,182

  Issuance of stock options
  and warrants for
  consulting services                       2,834,702                                                                2,834,702

  Modification of terms of
  convertible bridge notes                    213,172                                                                  213,172

  Warrants issued for
  consulting services                         737,005                     (737,005)                                          -

  Deferred consulting expense                                              320,591                                     320,591

  Issuance of common stock for
  consulting services            25,000        42,175                                                                   42,175

  Deferred salaries expense                                                            27,000                           27,000

  Beneficial conversion feature
  on convertible bridge
  notes                                     1,751,000                                                                1,751,000

  Beneficial value of warrants
  issued                                      699,902                                                                  699,902

  Deferred compensation charged
  to operations in connection
  with renegotiation of
  management agreement                                                   2,361,153                                   2,361,153

  Repurchase of warrants
  previously issued for cash
  and non-recourse
  promissory note                          (1,000,000)    500,000                                                     (500,000)

  Cancellation of shares
  previously issued for
  services                      (16,200)      (40,500)                                 40,500

  Issuance of warrants for
  cash as additional
  consideration to
  convertible note holders                     37,907                                                                   37,907

  Issuance of shares on
  exercise of options in
  exchange for legal
  services                        5,000        10,000                                                                   10,000

  Exercise of stock options          73         1,454                                                                    1,454

  Adjustment for variable options               3,469                                                                    3,469

  Net loss                                                                                         (15,553,223)    (15,553,223)
                             ---------------------------------------------------------------------------------------------------
Balance, June 30, 2001        1,306,348  $30,218,339    $       -      $         -  $       -     $(39,380,101)   $ (9,161,762)
                             ---------------------------------------------------------------------------------------------------


BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity




                                           Additional  Non-Recourse      Deferred                                   Total
                             Common Stock   Paid-In     Promissory      Consulting   Unearned     Accumulated      Stockholders'
                               Shares       Capital     Note             Expense    Compensation    Deficit          Deficit
                             ---------------------------------------------------------------------------------------------------
Balance, June 30, 2001        1,306,348   $30,218,339   $       -      $         -   $      -     $(39,380,101)   $ (9,161,762)
                             ---------------------------------------------------------------------------------------------------
  Issuance of stock options       9,118       120,000                                                                  120,000

  Issuance of stock for
  notes conversion            1,905,979    14,369,520                                                               14,369,520

  Issuance of stock for
  services                       85,950       864,934                                                                  864,934

  Issuance of options and
  warrants for consulting
  services                                    329,283                                                                  329,283

  Non-cash variable options
  adjusted                                     (3,469)                                                                  (3,469)

  Modification of terms of
  bridge warrants                             197,000                                                                  297,000

  Issuance of warrants as an
  inducement to convert debt                3,709,713                                                                3,709,713

  Beneficial conversion feature
  on change of terms of debt                5,547,000                                                                5,547,000

  Write-off of debt discount
  on conversion of debt                    (1,566,511)                                                              (1,566,511)

  Acquisition of Centerpoint    904,270     5,517,659                                                                5,517,659

  Net loss                                                                                         (17,093,899)    (17,093,899)
--------------------------------------------------------------------------------------------------------------------------------
Balance -June 30, 2001        4,211,665   $59,403,468    $       -      $        -   $      -     $(56,474,000)   $  2,929,468
--------------------------------------------------------------------------------------------------------------------------------



BION ENVIRONMENTAL TECHNOLOGIES, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                Years Ended June 30,
                                                                           -------------------------------
                                                                                2002             2001
                                                                           -------------     -------------
Cash flows from operating activities:
 Net loss                                                                  $ (17,093,899)    $ (15,553,223)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Minority interest in net loss of subsidiary                                (85,457)                -
      Depreciation and amortization                                               72,199            76,954
      Amortization of debt discount                                            1,554,425         1,673,178
      Accretion of notes payable for interest expense                          1,208,598         1,077,966
      Beneficial conversion feature amortized to interest expense              5,844,000           262,500
      Accretion of note payable for management fee                                     -           370,000
      Compensation charge from variable options                                   (3,469)            3,469
      Issuance of warrants as an inducement to convert debt                    3,709,713                 -
      Non-cash charges for equity instruments issued for compensation
           and services                                                        1,193,670         6,951,510
      Loss on disposal of property and equipment                                       -            10,691
      Reduction of note receivable for consulting services                        67,646                 -
      Beneficial conversion feature recorded as a cumulative effect of a
          change in accounting principle                                               -           481,250
      Amortization of deferred consulting expense                                      -           320,591
      Changes in:
          Accounts receivable                                                      4,443             4,957
          Note receivable                                                       (123,615)                -
          Inventory                                                              (67,640)                -
          Prepaid expenses and other current assets                              (96,782)          (85,719)
          Deposits and other                                                       9,150                 -
          Accounts payable                                                       (82,702)          109,307
          Accrued liabilities                                                     19,880             8,807
                                                                           -------------     -------------
          Net cash used in operating activities                               (3,869,840)       (4,287,762)
                                                                           -------------     -------------
Cash flows from investing activities:
   Proceeds from issuance of common stock for acquisition                      8,500,545                 -
   Payment for purchase of acquisition, net of cash acquired                  (3,641,548)                -
   Purchases of property and equipment                                           (40,540)          (59,354)
   Proceeds from sale of computer equipment                                            -               525
                                                                           -------------     -------------
          Net cash provided by (used in) investing activities                  4,818,457           (58,829)
                                                                           -------------     -------------
Cash flows from financing activities:
   Proceeds from notes payable from related parties                              355,000           500,000
   Proceeds from issuance of notes payable in private placement                        -         2,527,218
   Proceeds from issuance of warrants                                                  -           540,607
   Proceeds from exercise of options and warrants                                120,000             1,454
   Payments for cancellation of warrants                                               -          (500,000)
   Payment of loan                                                              (897,552)                -
   Payments of capital lease obligations                                         (12,892)          (27,223)
                                                                           -------------     -------------
          Net cash (used in) provided by financing activities                   (435,444)        3,042,056
                                                                           -------------     -------------
Net increase (decrease) in cash and cash equivalents                             513,173        (1,304,535)

Cash and cash equivalents, beginning of period                                 1,300,398         2,604,933
                                                                           -------------     -------------
Cash and cash equivalents, end of period                                   $   1,813,571     $   1,300,398
                                                                           =============     =============
Supplemental disclosure of cash flow information:

     Cash paid for interest during the period                              $       4,880     $       2,505


                 See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


1.  ORGANIZATION AND NATURE OF BUSINESS

Bion Environmental Technologies, Inc. ("Bion" or the "Company") was incorporated in 1987 in the State of Colorado.

Bion Environmental Technologies, Inc. ("Bion" or the "Company") is an environmental service company focused on the needs of confined animal feeding operations (CAFOs). Bion is engaged in two main areas of activity: waste stream remediation and organic soil and fertilizer production. Bion's waste remediation service business provides CAFOs (primarily in the swine and dairy industries) with treatment for the animal waste outputs. In this regard, Bion treats their entire waste stream in a manner which cleans and reduces the waste stream thereby mitigating pollution of the air, water (both ground and surface) and soil, while creating value-added organic soil and fertilizer products. Bion's soil and fertilizer products are being used for a variety of applications including school athletic fields, golf courses and home and garden applications.

The Company's Nutrient Management System (NMS) solution is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids that are the basis of Bion's organic soil and fertilizer business segment. Bion's BionSoil and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $17,093,899 during the year ended June 30, 2002 (including non-cash interest expense and other non-cash expenses of $8,607,023 and $4,971,610, respectively) and has a history of losses which has resulted in an accumulated deficit of $56,474,000 at June 30, 2002.

Effective July 8, 2002, the Company completed a 1 for 10 reverse stock split (the "stock split"). The stock split has been retroactively reflected in the Company's consolidated balance sheet and consolidated statement of operations, adjusted in the consolidated statements of changes in stockholders equity and notes to consolidated financial statements.

During the year ended June 30, 2002, through the Company's transactions with Centerpoint Corporation and OAM S.p.A. the Company obtained $4,800,000 in cash
(See Note 3).   The Company continues to explore sources of additional
financing to satisfy its current operating requirements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


1.  ORGANIZATION AND NATURE OF BUSINESS (Continued)

There can be no assurance that sufficient funds required during the next twelve months or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

We have a stockholders' equity of $2,900,000, cumulative deficit of $56,474,000, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition:

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Depreciation and amortization:

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the asset.
Income taxes:

Deferred income taxes are determined by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A valuation allowance is provided based on the weight of available evidence, if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Cash and cash equivalents:

The Company considers cash and all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Impairment of long-lived assets:

Long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Inventory:

Inventories are stated at the lower of cost or market, principally determined by the FIFO method. Inventories include the cost of raw materials, supplies, labor and overhead.

Loss per share of common stock:

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended June 30, 2002 and 2001, stock options exercisable into 214,523 and 190,497 shares of common stock and stock warrants exercisable into 1,393,393 and 93 9,761 shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Fair value of financial instruments:

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

Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with its employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to nonemployees are accounted for at fair value in accordance with the provisions of SFAS 123.

Patents:

Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the years ended June 30, 2002 and 2001 was $3,232 each year.

Reclassifications:

Certain prior-year amounts have been reclassified to conform to their 2002 presentation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cumulative effects of accounting changes:

During the year ended June 30, 2001, the Company applied Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. The Company modified the previous calculation of the beneficial conversion features associated with previously issued convertible bridge notes. Based on further clarification, the beneficial conversion feature should be calculated by allocating the proceeds received in the financing to the convertible instruments and to any detachable warrants issued in the transactions, and measuring the intrinsic value based on the effective conversion price based on the allocated proceeds. The previous calculation was based on a comparison of the stated conversion price in the terms of the instrument to the fair value of the issuer's stock at the commitment date.

As a result of the issuance of EITF 00-27, effective October 1, 2000, the Company recorded an additional warrant discount on the 2000 convertible bridge notes of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. Since the notes automatically convert into common stock one year from the date of issuance, the Company has recorded $481,250 as a cumulative effect of change in accounting principle. The remaining discount of $568,750 has been amortized to interest expense over the remaining conversion period.

Recent accounting pronouncements:

In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues task Force Issue 94-3. The adoption of SFAS No. 146 will not have an effect on our financial condition or the results of operations.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 by the first quarter of fiscal 2003. The Company is currently evaluating the potential impact of SFAS No. 144 on its results of operations and financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. The adoption of SFAS No. 141 did not have an effect on our financial condition or the results of operations.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangibles assets recognized at that date, regardless of when those assets were initially recognized. The adoption of SFAS No. 141 and 142 did not have an effect on our financial condition or results of operations. The adoption of SFAS No. 142 will not have an effect on our financial condition or the results of operations

3.      ACQUISITION OF CENTERPOINT CORPORATION

On January 15, 2002, Bion issued 1,900,000 shares of its restricted common stock, valued at $7.50 per share, to Centerpoint Corporation, a publicly held Delaware corporation ("Centerpoint"), in exchange for $8,500,000 in cash and the assignment of claims related to Centerpoint's transaction with Aprilia and other rights owned by Centerpoint for total consideration of $14,250,000.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


3.  ACQUISITION OF CENTERPOINT CORPORATION (Continued)

Immediately upon consummation of the transaction with Centerpoint, Bion purchased a 57.7% majority interest in Centerpoint from its Italian parent, OAM, S.p.A. ("OAM") by issuing 100,000 shares of its common stock to OAM, a warrant to purchase an additional 100,000 shares of common stock valued at $380,000 using the Black-Scholes pricing model, $3,700,000 of cash, assignment of a loan receivable valued at $3,263,000 and its rights acquired under claims receivable acquired from Centerpoint valued at $2,487,000. The combination has been accounted for using the purchase method of accounting.

Additional shares may be issued to Centerpoint and OAM if the Company issues, sells or transfers any of its equity securities or securities convertible into or exchangeable for equity securities at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued would be determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing.

On January 15, 2002, the Company recorded a minority interest of $526,550, which represents 42.3% of the net assets of Centerpoint at that time. The Company has included the results of Centerpoint's operations in its financial statements for the period commencing January 15, 2002, the date of the combination, through June 30, 2002. The Company recorded a minority interest of $85,457 representing the minority shareholders interest in the net loss of Centerpoint for the period ended June 30, 2002.

As a result of these two transactions, the Company obtained $4,800,000 in cash and ownership of a majority of issued and outstanding shares of Centerpoint. On August 12, 2002, the Company filed a registration statement to allow Centerpoint to distribute to its stockholders the 1.9 million shares of Common Stock of Bion that the Company issued to Centerpoint in connection with the transaction. The Company expects the distribution to occur during the second half of calendar 2002. When that distribution occurs, approximately 1.1 million shares of common stock of Bion will be distributed back to the Company and cancelled. After the Company cancels these shares of common stock, the two transactions will have resulted in a net increase of approximately 900,000 of issued and outstanding shares of common stock of Bion, which includes 100,000 shares issued by the Company directly to OAM as partial consideration for the Company obtaining control of Centerpoint.

The Centerpoint transaction triggered the conversion of $14,256,779 of notes payable including interest into 1,900,911 shares of our common stock. In addition, warrants to purchase 213,263 shares of our common stock had their exercise price decreased to $7.50 and $6.00. As described above, if the Company raises equity at a price less than $7.50 per share, the Company may need to issue additional shares to the note holders as if the notes were converted into shares of the Company's common stock at the price per share of

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


3.   ACQUISITION OF CENTERPOINT CORPORATION (Continued)

the subsequent equity financing. In addition, the exercise prices for 17,596 warrants may be decreased to the price per share of the subsequent equity financing and the exercise prices for 195,174 warrants may be decreased to 80% of the price per share of the subsequent equity financing. Also, in the event of a subsequent equity financing below $7.50, additional warrants will be issued on 1,037,343 warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to the above adjustments. These warrants will also have their exercise price lowered to the price per share of the subsequent equity financing.

Centerpoint had owned the Moto Guzzi motorcycle business, which it sold in August 2000. Since that time it had been seeking an investment opportunity for the cash it received from the sale. Other than seeking an investment opportunity, Centerpoint has been inactive since the time of the sale of Moto Guzzi. After giving effect to the January 15, 2002 transactions, Centerpoint's primary asset is 1,900,000 shares of Bion's common stock. Centerpoint currently has only minimal cash, no other significant assets other than the Bion shares and no business operations. Centerpoint does continue to hold 35% of the rights to a litigation claim and an escrow account. The claim is reflected on the balance sheet at $1,339,154 and the escrow account was not valued.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of June 30, 2002:

                                                  Estimated
                                             Useful Lives (Years)
                                             --------------------

     Furniture and equipment                           5-7         $  379,954
     Computer equipment                                3-5             75,845
     Leasehold improvements                             11             30,174
                                                                   ----------
                                                                      485,973
     Less accumulated depreciation and amortization                   331,548
                                                                   ----------
                                                                    $ 154,425
                                                                   ==========

Depreciation and amortization expense related to property and equipment was $68,967 and $73,722 for the years ended June 30, 2002 and 2001, respectively. At June 30, 2002, property and equipment acquired under capital leases had a cost basis of $102,599 and accumulated depreciation of $92,924.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


5.   CLAIMS RECEIVABLE

Aprilia claim:

In June 2001, Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million (approximately US$4,658,000). In July 2001, Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the alleged claims.

On July 13, 2001, Aprilia requested that IMI, the escrow agent, pay them Lit. 7,611 million, (approximately US$ 3,693,000) in respect of the alleged claims. On July 26, 2001, in spite of being aware of Centerpoint contesting of the alleged claims and its intention to seek arbitration, IMI advised Centerpoint that it had paid the requested funds from the escrow account to Aprilia.

IMI claim:

At the September 7, 2000 closing of the sale of the subsidiaries, in accordance with an invoice previously submitted to them by IMI, but without the prior approval, knowledge or consent of the Company, IMI was paid Lit.11,401 million (approximately US$5,532,000), in respect of fees and expenses claimed by IMI to be due it under its engagement letter with TRG and OAM.

On February 11, 2002, Centerpoint brought a suit against IMI seeking reimbursement of Lit. 8,766 million (approximately US$4,253,000) of the amount paid to IMI at the closing.

The above claims were valued at $3,826,154 arrived through an internal allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole. The rights to 65% of these claims were ultimately assigned to OAM.
The rights to 35% of the claims remained with Centerpoint and are included in the consolidated financial statements of the Company. See Note 3 - Acquisition of Centerpoint.

6.   STOCKHOLDERS' EQUITY

Reverse stock split:

Effective July 8, 2002, the Company completed a one-for-ten reverse stock split of its outstanding shares of common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Common stock:

Holders of common stock are entitled to one vote per share on all matters to be voted on by common stockholders. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


6.   STOCKHOLDERS' EQUITY (Continued)

share in all assets remaining after liabilities have been paid in full or set aside. Common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any other series of preferred stock the Company may designate in the future.

During the year ended June 30, 2002, the Company issued 14,690 shares of its common stock, valued at $136,906, for services and 6,250 shares of Centerpoint's common stock valued at $9,377. The Company also issued 13,012 shares of its common stock, valued at $168,650, to employees as compensation.

During the year ended June 30, 2001, the Company issued 3,000 shares of its common stock, valued at $52,175, for services. Also, during the year ended June 30, 2001, the Company cancelled 1,620 shares of common stock issued as compensation in accordance with termination agreements with these employees.

Warrants:

As of June 30, 2002, the Company had the following common stock warrants outstanding:


                            Number of       Exercise
                             Shares           Price      Expiration Date
                            ---------       --------     ---------------

     Class D2C-W             2,455          $  25.00     June 30, 2004
     Class J-1               3,000          $  20.00     December 31, 2004
     Class J-1A            119,850 (a)(d)   $   6.00     December 31, 2004
     Class J-1AA            17,596 (b)(e)   $   7.50     December 31, 2004
     Class J-1B             30,047 (a)(d)   $   6.00     December 31, 2005
     Class J-1C             45,770 (a)(d)   $   6.00     December 31, 2005
     Class J-1D             30,832 (c)      $  15.00     December 31, 2004
     Class J-2               6,500          $  15.00     December 31, 2004
     Class SV            1,037,343 (e)(f)   $   7.50     February 16, 2006
     Class O               100,000          $   9.00     January 15, 2006

(a) Redeemable by the Company at $0.05 per warrant if the bid price for our common stock is above $14.00.

(b) Redeemable by the Company at $0.05 per warrant if the bid price for our common stock is above $15.00.

(c) Issued for services valued at $109,543. Redeemable by the Company at $0.05 per warrant if the bid price for our common stock is above $35.00.

(d) The exercise price is deemed to be 80% of the conversion price of the 2000 and 2001 convertible bridge notes (the "CV Notes"). The exercise price may be lowered if the Company issues shares of its common stock for consideration that is below $7.50 up until the time the Company raises $5,000,000 in proceeds. See Note 3.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


6.   STOCKHOLDERS' EQUITY (Continued)

(e) The exercise price is deemed to be the conversion price of the CV Notes. The exercise price may be lowered if the Company issues shares of its common stock for consideration that is below $7.50 up until the time the Company raises $5,000,000 in proceeds. See Note 3.

(f) In the event of (e) above, additional warrants will be issued to reflect 20% of "fully diluted" outstanding shares of the Company. See Note 9.

During the year ended June 30, 2001, in connection with the Company's private placement of its convertible notes payable, the Company issued 75,817 warrants with a value of $737,809. This value was obtained using the Black Scholes model of pricing, and has been charged to stockholders' deficit, and is reflected as a discount on the convertible notes. Increases in value totaling $297,000 and $213,172 have been made to the warrants issued during the years ended June 30, 2002 and June 30, 2001, respectively, due to various changes in terms of these warrants.

During the year ended June 30, 2001, holders of 63,466 Class X warrants and 632,389 Class Z warrants exchanged their warrants for 114,531 shares of restricted common stock. For the year ended June 30, 2001, the Company recorded $2,179,182 as additional expense related to the beneficial value of the consideration received over the value of warrants surrendered.

Stock options:

The 1994 Incentive Plan (the "1994 Plan") provides for incentive stock options to be granted to employees. Options to purchase up to 238,055 shares of the Company's common stock (or 20% of the Company's outstanding stock which ever is greater) may be granted under the Plan. Terms of exercise and expiration of options granted under the 1994 Plan may be established at the discretion of an administrative committee appointed to administer the Plan, or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than ten years. As of June 30, 2002, options to purchase 112,244 shares of the Company's common stock are outstanding under the 1994 Plan.

The 1996 Non-employee Director Stock Plan ("the Director Plan") provides for each non-employee director to receive annually, an option to purchase 500 shares of the Company's common stock at an exercise price of 50% of the average market price of the Company's common stock for the preceding twelve months. The options were ultimately issued with an exercise price equal to the market value of the Company's common stock at its issuance date, and therefore no compensation had been recorded. No option may be exercisable for more than five years. Options to purchase up to 10,000 shares of the Company's common stock may be granted under the Director Plan. As of June 30, 2002, options to purchase 4,336 shares of the Company's common stock are outstanding under the Director Plan.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


6.   STOCKHOLDERS' EQUITY (Continued)

The 2000 Incentive Plan (the "2000 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 100,000 shares of the Company's common stock may be granted under the 2000 Plan. Terms of exercise and expiration of options granted under the 2000 Plan may be established at the discretion of an administrative committee appointed to administer the 2000 Plan, but no option may be exercisable for more than five years. As of June 30, 2002, options to purchase 90,609 shares of the Company's common stock are outstanding under the 2000 Plan.

The 2001 Incentive Plan (the "2001 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 150,000 shares of the Company's common stock may be granted under the 2001 Plan. Terms of exercise and expiration of options granted under the 2001 Plan may be established at the discretion of an administrative committee appointed to administer the 2001 Plan, but no option may be exercisable for more than ten years. As of June 30, 2002, options to purchase 7,334 shares of the Company's common stock are outstanding under the 2001 Plan.

The 2002 Incentive Plan (the "2002 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 300,000 shares of the Company's common stock may be granted under the 2002 Plan. Terms of exercise and expiration of options granted under the 2002 Plan may be established at the discretion of an administrative committee appointed to administer the 2002 Plan, but no option may be exercisable for more than ten years. As of June 30, 2002, there were no options outstanding under the 2002 Plan.

During the year ended June 30, 2002, the Company granted options to purchase 18,500 shares of common stock to members of the advisory board. The fair value of the options, in the amount of $78,000, is being amortized as non-cash compensation expense through July 2003. Non-cash charges for these options amounted to $47,921 during the year ended June 30, 2002. The Company also issued options to consultants to purchase 21,618 shares of common stock. The fair value of the options, in the amount of $98,000, is being amortized as non-cash compensation expense through July 2004. Non-cash charges for these options amounted to $68,741 during the year ended June 30, 2002.

In January 2002, the Company reduced the exercise price to $11.00 for 63,693 outstanding options. These options will be accounted for as variable from the date of the modification to the date the options are exercised, forfeited or expires unexercised. Variable accounting requires the Company to take a non-cash charge to earnings for the difference between the exercise price and the fair market value of the stock multiplied by the number of vested options on the date each price requirement is met. As of June 30, 2002, the fair market value of the Company's common stock was lower than the reduced exercise price of these options, thus no charges against operations were incurred.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


6.   STOCKHOLDERS' EQUITY (Continued)

During the year ended June 30, 2001, the Company granted options to purchase 24,000 shares of common stock to consultants. The fair value of the options, in the amount of $162,000, was amortized as non-cash compensation expense through June 2002. Non-cash charges for these options amounted to $66,209 and $76,501 during the years ended June 30, 2002 and 2001, respectively.

The Company applies APB Opinion 25 and related interpretations in accounting for equity instruments issued to employees. Accordingly, no compensation cost has been recognized for its employee stock option grants other than non-cash charges for the vesting of price-vested options. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                    For the Years ended June 30,
                                                   -------------------------------
                                                       2002              2001
                                                   -------------     -------------
Pro forma net loss:
As reported                                        $ (17,093,899)    $ (15,553,223)
  Pro forma effect of SFAS No. 123                      (541,995)         (542,684)
                                                   -------------     -------------
  Pro forma after giving effect to SFAS No. 123    $ (17,635,894)    $ (16,095,907)
                                                   =============     =============
Basic and diluted loss per common share:
As reported                                        $       (7.18)    $      (12.02)
  Pro forma effect of SFAS No. 123                         (0.23)            (0.04)
                                                   -------------     -------------
  Pro forma after giving effect to SFAS No. 123    $      ( 7.41)    $      (12.44)
                                                   =============     =============

The weighted-average fair value at date of grant for options granted during the years ended June 30, 2002 and 2001 was $4.20 and $8.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                                    Year ended June 30,
                                    -------------------
                                    2002          2001
                                    -----         -----

     Risk-free interest rate        3.24%         5.12%
     Expected lives in years         2.7           2.5
     Expected volatility              60%           60%
     Expected dividend yield           0%            0%

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


6.   STOCKHOLDERS' EQUITY (Continued)

The following table summarizes the Company's stock options at June 30, 2002 and 2001, as well as changes during the years then ended:

                                                        Years ended June 30,
                                          ---------------------------------------------------
                                                 2002                        2001
                                          -----------------------     -----------------------
                                                     Weighted-                   Weighted-
                                                      Average                     Average
                                          Shares   Exercise Price     Shares   Exercise Price
                                          -------  --------------     -------  --------------
     Options outstanding at beginning
         of year                          190,541      $ 18.39        178,689     $ 42.80
     Granted                               95,419      $  4.62         97,936     $ 19.50
     Forfeited                            (62,319)     $ 26.79        (85,511)    $ 20.00
     Exercised                             (9,118)     $  2.08           (573)    $ 63.90
                                          -------                     -------
     Options outstanding at end of year   214,523      $ 14.17        190,541     $ 18.39
                                          =======                     =======

     Options exercisable at end of year   159,069      $ 15.10        117,634     $ 11.16
                                          =======                     =======

The following table presents information relating to stock options outstanding as of June 30, 2002:


                                     Options Outstanding            Options Exercisable
                                 --------------------------------   --------------------
                                           Weighted-
                                            Average     Weighted-              Weighted-
                                           Remaining     Average                Average
                                          Contractual    Exercise               Exercise
     Range of Exercise Prices    Shares      Life         Price      Shares      Price
     ------------------------------------------------------------   --------------------
      $  9.50 - $ 11.00          121,961     1.7        $ 10.90       74,576   $ 10.97
      $ 12.20 - $ 15.00           34,311     1.5        $ 13.64       31,742   $ 13.58
      $ 15.40 - $ 17.00            7,612     2.1        $ 15.93        2,112   $ 15.76
      $ 20.00 - $ 29.10           50,639     1.0        $ 22.11       50,639   $ 22.11
     ------------------------------------------------------------   --------------------

                                 214,523     1.5        $ 14.17      159,069   $ 15.10
                                 =======                             =======

The Company had 505,748 options reserved for future issuance under all of the incentive plans as of June 30, 2002.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


7.   INCOME TAXES

The provision for income taxes consisted of the following:


                                                                 For the year ended June 30,
                                                                    2002            2001
                                                                ------------    -------------
Deferred benefit:
     Federal                                                    $  1,185,000    $  1,535,000
     State                                                           209,000         271,000
                                                                ------------    ------------
                                                                   1,394,000       1,806,000
Increase in valuation allowance                                   (1,394,000)     (1,806,000)
                                                                ------------    ------------
                                                                $          -    $          -
                                                                ============    ============

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:


                                                                 For the year ended June 30,
                                                                    2002            2001
                                                                ------------    -------------

Expected tax (benefit)                                          $ (4,139,000)   $ (2,351,000)
Increase (decrease) in taxes resulting from:
Permanent differences                                              3,475,000         960,000
State and local income tax (benefit), net of federal effect         (730,000)       (415,000)
Increase in valuation allowance                                    1,394,000       1,806,000
                                                                ------------    ------------
Taxes on income                                                 $          -    $          -
                                                                ============    ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at June 30, 2002 and 2001 are as follows:


                                                                          June 30,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
Deferred tax assets:
   Accounts receivable allowance                                $      1,000    $      5,000
   Accrued expenses                                                    4,000          14,000
   Depreciation and amortization                                       7,000               -
   Compensation expense for common stock options and
      warrants not allowed for income tax purposes                 1,961,000       1,954,000
   Federal, state and local net operating loss carryforwards      13,961,000       9,309,000
                                                                ------------    ------------
   Net deferred tax asset before valuation allowance              15,934,000      11,282,000

   Valuation allowance                                           (15,934,000)    (11,282,000)
                                                                ------------    ------------
   Net deferred tax asset                                       $          -    $          -
                                                                ============    ============

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


7.   INCOME TAXES (Continued)

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.

The Company has a net operating loss carryforward for tax purposes of approximately $32,580,000 as of June 30, 2002. This carryforward expires from 2004 to 2022.

The utilization of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

The net operating loss carryfoward includes net operating losses from Centerpoint of approximately $3,258,000 which expire between 2019 and 2021. In addition to these operating losses, Centerpoint has a capital loss carry-forward of $14,370,000 which can be carried forward to 2005. The utilization of the loss carryfowards should be limited under Section 382 of the Internal Revenue Code. The above loss carryfowards are carried at no value on Centerpoint's books as management believes that it more likely than not that these carryfowards will not be utilized.

8.   COMMITMENTS AND CONTINGENCIES

Employment and director agreements:

The Company has employment agreements with two of its key employees which expire on various dates from December 2003 through July 2005. The agreements require aggregate annual payments of $210,000 for the year ending June 30, 2003, 180,000 for the year ending June 30, 2004, and 87,500 for the year
ending June 30, 2005.   The Company also has an agreement with a director to
pay him $1,000 monthly through March 31, 2003.

Obligations under operating leases:

The Company has non-cancelable operating lease commitments for office space expiring on various dates through August 31, 2011. Rent expense was $325,917 and $247,059 for the years ended June 30, 2002 and 2001, respectively. Some of the leases contain escalation clauses for operating expenses.

At June 30, 2002, minimum future rental payments due under non-cancelable operating leases are as follows:


                   Lease Obligation       Sub Lease Income
     2003                $  286,956             $   49,644
     2004                   280,065                 49,644
     2005                   271,836                 49,644
     2006                   264,086                  8,274
     2007                   264,086                      -
     Thereafter             962,574                      -
                   ---------------------------------------
                         $2,321,163             $  157,206
                   =======================================

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


8.   COMMITMENTS AND CONTINGENCIES (Continued)

Obligations under capital leases:

The Company has various non-cancelable capital leases for computers and equipment. At June 30, 2002, minimum future lease payments under non-cancelable capital leases were as follows:

     2003                                                $ 2,882
     2004                                                    660
                                                         -------
                                                           3,542

     Amount representing imputed interest                    293
                                                         -------
     Present value of future minimum lease payments        3,249
     Less current portion                                 (2,603)
                                                         -------

     Capital lease obligation - less current portion     $   646
                                                         =======

Licensing agreement:

On January 31, 2002, the Company entered into a licensing agreement with BioBalance A/S. This agreement allows the Company to license the BioBlance technology for use in the field of agricultural applications for treating/converting animal waste into soil-like products with a content of nutrients and organic matter. The agreement exclusively covers the United States and its territories. This licensing agreement is for ten years and can be cancelled by the Company with 120 days notice. At June 30, 2002 future minimum licensing commitments are as follows:

     2003        $    20,833
     2004             60,417
     2005             85,417
     2006            100,000
     2007            100,000
     Thereafter    1,508,333
                 -----------
                 $ 1,466,666
                 ===========

Claims Contingency:

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


8.  COMMITMENTS AND CONTINGENCIES (Continued)

claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $30,000 in damages, $10,000 in punitive damages, to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claim asserting that the Company owes ACB $265,400 plus interest or $121,028 including interest based on ACB's interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock on conversion in full payment of the Notes
based on the Company's interpretation of the Notes, as amended.   The Company
has filed an answer to the complaint denying the allegations. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

Letter of Credit:

The Company has provided a letter of credit for $120,561, which serves as a security deposit on a lease agreement. The amount has been recorded as restricted cash and is included in other assets on the Company's consolidated balance sheet.

9.   RELATED PARTY TRANSACTIONS

Transactions with David Mitchell and Related Entities

     Management Agreement with D2

In December 1999, the Company entered into a three year Management Agreement with D2 Co., LLC ("D2") of which David Mitchell, Chairman, CEO and President of the Company, is sole member, pursuant to which D2 agreed to provide the Company specific management and consulting services. The agreement called for compensation to D2 for such services in the amounts of:

     *    $240,000 per year payable in common stock or cash; and
     * 250,000 warrants exercisable at $25.00 expiring on December 31, 2004.

On August 10, 2000, the Company amended the Management Agreement with D2 under which the Company:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.   RELATED PARTY TRANSACTIONS (Continued)

     *    extended the agreement for D2's services for an additional year;
          and
     * issued 150,000 additional warrants (100,000 exercisable at $35.00 per share and 50,000 exercisable at $60.00 per share, both exercisable from January 1, 2002 until August 10, 2005).

In December 2000, the Company made additional amendments to the D2 Management Agreement by:

     *    extending the term of the agreement by 18 months;
     * canceling all of the warrants issued under the Management Agreement as amended; and
     * increasing the annual base consideration to $500,000 in calendar year 2001, to $600,000 in calendar year 2002 and $750,000; and calendar year 2003.

Effective January 1, 2001, the Company orally agreed to the following:

     * to make the payments due under the Management Agreement to the Trust Under Deferred Compensation Plan for D2CO, LLC (the "Trust") for the benefit of D2.

The payments to the Trust for the six months ended June 30, 2001 totaling $250,000 were made in the form of 2000 and 2001 convertible bridge notes (the "CV Notes").

Effective July 1, 2001, compensation to D2 is paid to the Trust in the form of common stock on a quarterly basis.

On January 15, 2002, as a result of the transaction with Centerpoint:

     * all the D2 and the Trust CV Notes were converted into 37,022 shares and 36,064 shares of the Company's common stock, respectively.

In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to D2 and to the Trust for the CV Notes converted as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Note 3.

During the year ended June 30, 2002, we issued 582,456 shares of common stock to the Trust, valued at $550,000, for the management fee owed to D2.

     Warrant Purchase Agreement

In December 1999, we entered into a Warrant Purchase Agreement pursuant to which:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.     RELATED PARTY TRANSACTIONS (Continued)

     * D2 purchased 250,000 warrants, exercisable at $17.50 expiring on December 31, 2004, for $1,000,000 ($500,000 in cash and $500,000 in a non-recourse promissory note to us that was secured by the subject warrants).

In December 2000, we entered into an agreement with D2 pursuant to which:

     *    We canceled the warrants issued under the Warrant Purchase
          Agreement; and
     * We agreed to repay the purchase price of the warrants issued under the Warrant Purchase Agreement with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable and accrued interest

     Southview

During the period January 8 through March 31, 2001, Southview, Inc. ("Southview"), a corporation wholly owned by Mr. Mitchell:

     * loaned the Company $871,000 earning 8% interest per annum of which $371,000 was repaid in April 2001.

On February 16, 2001, under an agreement effective January 8, 2001, Southview purchased:

     * warrants to purchase 650,000 shares of the Company's common stock for the sum of $500,000, exercisable until February 16, 2006.

Half of these warrants were exercisable at $10.00 and half of these warrants were exercisable at varying prices between $10.00 and $20.00 per share, depending on the market price of the Company's common stock. The warrants were subsequently assigned to Atlantic Partners, LLC ("Atlantic"), an affiliate of David Mitchell.

On September 6, 2001, the Board of Directors affirmed an agreement dated August 1, 2001 entered into between the Company, D2, Southview and Atlantic in which the Company agreed to amend the Southview warrants so that:

     * upon the conversion of the Company's outstanding CV Notes into the Company's common stock, the outstanding Southview warrants will be adjusted ("Adjusted Warrants") so that the Adjusted Warrants equal 20% of the "fully-diluted" outstanding shares; and

As partial consideration for Bion agreeing to the adjustment to the Southview warrants, Southview agreed:

     * to extend the term of the outstanding promissory note due July 31, 2001, with a balance of $521,040 including accrued interest, so that such promissory note could be repaid from the proceeds of a new financing.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.     RELATED PARTY TRANSACTIONS (Continued)

On January 15, 2002, as a result of the transaction with Centerpoint:

     * the Southview warrants were adjusted to equal 20% or, 1,037,343 shares of the "fully-diluted" outstanding shares of the Company and the exercise was adjusted to $7.50 resulting in a benefit of $3,709,713 calculated using the Black-Scholes pricing model; and

     * In addition, the Company repaid the Southview promissory note, which had a value of $718,485 including interest and additional advances.

In the event of a subsequent equity financing below $7.50, additional warrants would be issued on the Southview warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to all subsequent financing adjustments. These warrants would also have their exercise price lowered to the price per share of the subsequent equity financing. See Note 3.

     Private Placement

On April 13, 2000, we completed a private placement offering in which D2 participated under the same terms as unaffiliated third parties. D2 purchased four units evidencing $100,000 convertible notes and 3,000 warrants to purchase common stock exercisable at $23.75 per share until December 31, 2004.

On January 15, 2002, as a result of the transaction with Centerpoint, D2's convertible note was converted into 15,712 shares of the Company's common stock under the amended terms of the notes.

In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for the D2 notes conversion as if the note was converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Note 3.

     Shareholder Agreement/Stock Voting Agreement

On December 23, 1999, D2, Mark A. Smith, Jere Northrop, LoTayLingKyur, Inc., and Dublin Holding, Ltd. entered into a Shareholders' Agreement, as amended, which, among other things, restricts the transfer, sale, conveyance, exchange, pledge, or otherwise disposition of any shares of the Company except in connection with a sale of all or substantially all of the outstanding stock of the Company or a merger of the Company. Under the agreement, certain transfers are permitted under certain conditions.

Transactions with Mark A. Smith and Related Entities

During the period beginning July 1, 2000, we entered into the following transactions with Mark A. Smith (our former Chairman and a former Director) and/or entities affiliated with him: LoTayLingKyur, Inc. ("LTLK"), LTLK Defined Benefit Plan, LoTayLingKyur Foundation, and Dublin Holding Ltd. (collectively "First Parties"), including the following:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.     RELATED PARTY TRANSACTIONS (Continued)

Commencing August 3, 2000, and at various other effective dates through the month of August 2000, the First Parties (and certain related holders of our Class X Warrants and Class Z Warrants):

     * exchanged, in aggregate, 16,520 Class X Warrants and 542,544 Class Z Warrants for 86,340 restricted shares of our common stock. This exchange occurred pursuant to an agreement we had with the warrant holders dated December 20, 1999. Mr. Smith, (and affiliates and extended family members of Mr. Smith) participated in this warrant exchange agreement.

On August 1, 2001 Mr. Smith, and certain entities related to him which owned shares of the Company's common stock (the "Smith Shares"), entered into a voting agreement that gives D2:

     * the power to vote all of the Smith Shares as to most matters. Mr. Smith will still have the right to vote the Smith Shares with respect to a sale of substantially all of our assets or a merger. The voting agreement is purely contractual and is not a formal voting trust.

In addition, Mr. Smith and certain related entities entered into a separate agreement with the Company which imposed certain restrictions on the sale and transfer of the Smith Shares and amended the respective terms of convertible promissory notes payable to Dublin Holding, Ltd, the Mark A. Smith Rollover IRA and the Kelly Smith Rollover IRA to provide that these notes:

     * would be automatically and fully converted (with all principal and accrued interest calculated as if they had been held to maturity) into shares of the Company's common stock upon the conversion of the CV Notes at a conversion rate equal to the lesser of (i) $18.00 per share or (ii) the conversion price of the CV Notes.

On January 15, 2002, as a result of the transaction with Centerpoint, these notes were converted into 588,852 shares of the Company's stock at $7.50 per share.

In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for the CV Notes conversion as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Note 3.

Transactions with Salvatore J. Zizza

Beginning August 10, 2000, Salvatore J. Zizza, one of our directors, agreed to serve as our governmental affairs liaison and provide additional consulting services through September 1, 2002 for which he receives no additional compensation. We granted Mr. Zizza options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31,

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.     RELATED PARTY TRANSACTIONS (Continued)

2003, and issued him 10,000 Class J-2 warrants to purchase common stock at a price of $23.75 per share. In addition, we agreed to provide Mr. Zizza with office space in our New York City office at no cost to him.

On January 15, 2002, we adjusted the price of the options to $11.00 and cancelled the 10,000 Class J-2 warrants and issued Mr. Zizza options to purchase 10,000 shares of our common stock at a price of $11.00 per share exercisable until December 31, 2004.

On June 25, 2002, Mr Zizza agreed to devote more time as our governmental affairs liaison. On July 1, 2002 we issued Mr. Zizza additional options to purchase 10,000 shares of our common stock at a price of $7.50 per share vesting on July 1, 2003, exercisable until July 1, 2005.

     Private Placements

On April 13, 2000, we completed a private placement offering in which Mr. Zizza participated under the same terms as unaffiliated third parties. Mr. Zizza purchased two units evidencing $50,000 convertible debt and 1,500 warrants to purchase common stock exercisable at $23.75 per share until December 31, 2004.

On June 8, 2001, we completed private placement offering in which Mr. Zizza participated under the same terms as unaffiliated third parties. Mr. Zizza purchased a $98,552 convertible note and 2,955 warrants to purchase common stock exercisable at $15.00 per share until December 31, 2005.

On January 15, 2002, as a result of the transaction with Centerpoint, Mr. Zizza's convertible notes, including accrued interest, were converted to 21,846 shares of the Company's common stock under the amended terms of the notes.

In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for Mr. Zizza's notes conversion as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Note 3.

Transactions with Andrew G. Gould

Andrew G. Gould joined our Board of Directors on August 10, 2000. In addition to his duties as a director, Mr. Gould, through Arthur P. Gould & Co., Inc., a company that he owns, contracted to provide us with an average of approximately ten hours per month of technology consulting services through August 31, 2002, at no cost to us. We have granted Mr. Gould options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003. The exercise price of these options was adjusted on January 15, 2002 to $11.00 per share.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.     RELATED PARTY TRANSACTIONS (Continued)

On June 8, 2001, we completed private placement offering in which Mr. Gould participated under the same terms as unaffiliated third parties. Mr. Gould purchased a $7,882 convertible note and 237 warrants to purchase common stock exercisable at $15.00 per share until December 31, 2005.

On January 15, 2002, as a result of the transaction with Centerpoint, Mr. Gould's convertible note was converted to 1,114 shares of the Company's common stock under the amended terms of the note.

In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for Mr. Gould's note conversion as if the note was converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Note 3.

Other Transactions with Related Parties

Effective August 23, 2000, certain holders of our Class X Warrants and Class Z Warrants, including without limitation, Jon Northrop, who was then a Director and President, and Jere Northrop, Director and Senior Technology Officer (and their extended families), agreed to exchange, in aggregate:

     * 47,155 Class X Warrants and 85,570 Class Z Warrants for 26,984 restricted shares of our common stock. This exchange occurred pursuant to the terms of agreements dated December 20, 1999.

Effective August 29, 2001, we amended agreements with eight holders of outstanding promissory notes (Jon Northrop, Jere Northrop, Northrop Family Trust, M. Duane Stutzman, Harley Northrop, Edward Hennig, William Crossetta and Craig Scott), pursuant to which each note holder agreed to:

     *    extend the maturity date to April 30, 2002;
     *    cancel certain outstanding options owned by the note holder; and
     * change the terms of the note so that outstanding principal and interest shall be completely converted to shares of the Company's common stock upon the earlier of April 29, 2002 or the conversion of the Company's outstanding CV Notes which conversion shall take place at the lower of$22.50 per share, or the conversion price of the CV Notes.

On January 15, 2002, as a result of the transaction with Centerpoint, all of these promissory notes were automatically converted to 249,056 shares of the Company's common stock, respectively.

In the event of a subsequent equity financing below $7.50, the Company may need to issue additional shares to for the promissory notes conversion as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. See Note 3.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.     RELATED PARTY TRANSACTIONS (Continued)

Effective on September 6, 2001 we entered into a severance agreement with Jon Northrop and as a result, we no longer have any employees in Denver and substantially all of our business operations are conducted out of our office in New York City. Mr. Northrop received monthly payments of $10,000 in cash or common stock through August 2002.

Howard Chase joined our Board of Directors on January 21, 2002. In addition to his duties as a director, Mr. Chase, through Hollandbrook Group LLC (Hollandbrook), Inc. will provide us consulting services. Bion will pay Hollandbrook $1,000 per month and issued to Hollandbrook $9,000 in Bion common stock at a price per share of $15.00.

Transactions with Centerpoint

On January 15, 2002, Bion issued 1,900,000 shares of its restricted common stock, valued at $7.50 per share, to Centerpoint, in exchange for $8,500,000 in cash and the assignment of certain claims and other rights owned by Centerpoint for total consideration of $14,250,000. Additional shares may be issued to Centerpoint if the Company raises equity at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued is determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing. David Mitchell was a director of Centerpoint prior to the transaction with Bion and currently remains a director of Centerpoint.

The Company's equity and notes payable transactions with stockholders and other related parties are included in Note 10.

10.     CONVERSION OF NOTES PAYABLE

In September 2001, a CV Note in the amount of $112,740 was converted into 5,033 shares of the Company's common stock.

On January 15, 2002, the transactions involving Centerpoint caused the automatic conversion of our CV Notes in accordance with their terms. The CV Notes, in the aggregate amount of $7,972,536, were converted into 1,063,038 common shares, at a conversion price of $7.50 per share, of the Company's common stock. The conversion included 111,758 common shares issued to D2, the Trust, and Salvatore Zizza and Andrew Gould, directors of the Company. The conversion price was contractually set to be equal to the value per share used
to issue shares to Centerpoint in the Centerpoint transaction.   Additional
shares may be issued to the former holders of the CV Notes if the Company issues shares of it common stock for consideration that is below $7.50 up until the time the Company raises $5,000,000 in proceeds. See Note 3.

The transactions involving Centerpoint also caused the automatic conversion of promissory notes in accordance with their terms. The promissory notes, in the aggregate amount of $6,284,244, were converted into 837,908 common shares, at

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


10.   CONVERSION OF NOTES PAYABLE (Continued)

a conversion price of $7.50 per share, of the Company's common stock. The conversion included 656,115 common shares issued to Jere Northrop, our Chief Technical Officer and a director of the Company, and Mark Smith and affiliates of Mark Smith, a former director of the Company. The conversion price was contractually set to be equal to the value per share used to issue shares to
Centerpoint in the Centerpoint transaction.   Additional shares may be issued
to the former holders of the CV Notes if the Company issues shares of it common stock for consideration that is below $7.50 up until the time the Company raises $5,000,000 in proceeds. See Note 3.

The Company incurred interest expense in the amount of $1,208,598 and amortized debt discount in the amount of $1,554,425 on the CV Notes and promissory notes during the year ended June 30, 2002.

In January 2002, the Company incurred interest expense in the amount of $5,547,000 for the beneficial conversion of the CV Notes and promissory notes.

11.       BUSINESS SEGMENT INFORMATION

The Company operates in three business segments as follows:

Systems: The Company designs, markets, installs and manages waste, wastewater and storm water systems, primarily in the agricultural and food processing industries.

Soil: The Company produces and markets BionSoil products such as organic fertilizers, potting soils and soil amendments which are produced from the nutrient rich Bion Solids harvested from agricultural systems installed on large dairy and hog farms.

Other: Contains the operating results of Centerpoint in which the Company's owns 57.2%. Centerpoint currently does not have any business operations other than general and administrative.

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

The following table summarizes information about operations and long-lived assets as of and for the years ended June 30, 2002 and 2001:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


11.   BUSINESS SEGMENT INFORMATION (Continued)


                                               Systems          Soil        Other          Total
                                               -------          ----        -----          -----
Year Ended - June 30, 2002

     Revenues                                $         -    $    69,382    $       -    $     69,382
                                             ===========    ===========    =========    ============

     Operating loss                          $(4,672,777)   $(3,903,022)   $(102,520)   $ (8,678,319)
     Other income/(expense), net             $(4,193,612)    (4,208,301)   $ (99,124)   $ (8,501,037)
     Minority interest                       $         -    $         -    $  85,457    $     85,457
                                             -----------    -----------    ---------    ------------
     Net Loss                                $(8,866,389)   $(8,111,323)   $(116,187)   $(17,093,899)
                                             ===========    ===========    =========    ============
     Supplemental segment information:

     Amortization and depreciation           $    32,860    $    23,877    $       -    $     72,199


     As of June 30, 2002

     Property and Equipment, net             $    68,070    $    86,355    $       -    $    154,425
     Total Assets                            $ 1,837,339    $ 1,858,162    $  57,398    $  3,752,899

Year Ended - June 30, 2001

     Revenues                                $    10,000    $    74,322    $       -    $     84,322
                                             ===========    ===========    =========    ============
     Operating loss                          $(6,721,219)   $(5,320,737)   $       -    $(12,041,956)
     Other income/(expense), net             $(1,800,627)   $(1,710,640)   $       -    $ (3,511,267)
     Minority interest                                 -              -            -               -
                                             -----------    -----------    ---------    ------------
     Net Loss                                $(8,521,846)   $(7,031,377)   $       -    $(15,553,223)
                                             ===========    ===========    =========    ============

    Supplemental segment information:

    Amortization and depreciation            $    28,729    $    48,225    $       -    $     76,954

    As of June 30, 2001

    Property and Equipment, net              $    85,410    $    97,441    $       -    $    182,851
    Total Assets                             $   840,516    $   842,146    $       -    $  1,682,662


12.   CONCENTRATIONS OF CREDIT RISK

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


12.  CONCENTRATIONS OF CREDIT RISK (Continued)

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


13.  SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

     The Company had the following non-cash financing activities:


                                                                       Year ended June 30,
                                                                       2002           2001
                                                                    ----------     ----------
Warrants issued in private placement                                $        -     $  699,902
Convertible bridge notes payable converted to common stock           7,325,354              -
Note payable, related parties-current converted to common stock      1,867,872              -
Note payable, related parties-long-term converted to common stock    3,609,783              -
Cancellation of note receivable for sale of warrants                         -        500,000
Beneficial conversion feature on convertible bridge notes                    -      1,751,000
Note receivable received for sale of common stock, and reassigned
     for purchase of Centerpoint stock                               3,263,000              -
Claims receivable received for sale of common stock, then
     reassigned for purchase of Centerpoint stock                    2,487,000              -


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 27, 2002
                                    BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                   By: /s/ David J. Mitchell
                                       -------------------------------------
                                        David J. Mitchell
                                        President and Chief Executive Officer


                                   By:  /s/ Lawrence R. Danziger
                                       -------------------------------------
                                        Lawrence R. Danziger
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                       Date
      ---------                      -----                       ----

/s/ David J. Mitchell
---------------------------   President, Chief Executive    September 27, 2002
David J. Mitchell             Officer and Director
                              (Principal Executive Officer)

/s/ Lawrence R. Danziger
---------------------------   Chief Financial Officer       September 27, 2002
Lawrence R. Danziger

/s/ David Fuller
---------------------------   Principal Accounting Officer  September 27, 2002
David Fuller

/s/ Howard S. Chase
---------------------------   Director                      September 27, 2002
Howard S. Chase

/s/ Andrew Gould
---------------------------   Director                      September 27, 2002
Andrew Gould

/s/ Jere Northrop
---------------------------   Director                      September 27, 2002
Jere Northrop

/s/ Salvatore J. Zizza
---------------------------   Director                      September 27, 2002
Salvatore J. Zizza

                                CERTIFICATIONS

     I, David J. Mitchell, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Bion Environmental Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 27, 2002

                                  /s/ David J. Mitchell
                                  ------------------------------------
                                  David J. Mitchell
                                  Chief Executive Officer
                                  (Principal Executive Officer)



     I, Lawrence R. Danziger, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Bion Environmental Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 27, 2002

                                  /s/ Lawrence R. Danziger
                                  ------------------------------------
                                  Lawrence R. Danziger
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND CHIEF FINANCIAL OFFICER OF
                     BION ENVIRONMENTAL TECHNOLOGIES, INC.
                      PURSUANT TO 18 U.S.C. SECTION 1350


     We certify that, to the best of our knowledge, the Annual Report on Form 10-KSB of Bion Environmental Technologies, Inc. for the period ending June 30, 2002:

     (1) complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Bion Environmental Technologies, Inc.


/s/ David J. Mitchell                     /s/ Lawrence R. Danziger
--------------------------------          ----------------------------------
David J. Mitchell                         Lawrence R. Danziger
Chief Executive Officer                   Chief Financial Officer
September 27, 2002                        September 27, 2002