Form 10QSB
period 2002-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-11-15
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

As of November __, 2002 the issuer had outstanding 5,304,521 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary of the registrant.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

                      QUARTERLY REPORT ON FORM 10-QSB

                             TABLE OF CONTENTS



PART I .................................................................  3

     Item 1.  Financial  Statements ....................................  3

              Unaudited consolidated balance sheet as of
                September 30, 2002 .....................................  3

              Unaudited consolidated statements of operations for
                the three months ended September 30, 2002 and 2001 .....  4

              Unaudited consolidated statements of cash flows for
                the three months ended September 30, 2002 and 2001 .....  5

              Notes to unaudited consolidated financial statements .....  6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................... 12

     Item 3.  Controls and Procedures .................................. 18

PART II ................................................................ 19

     Item 1.  Legal Proceedings ........................................ 19

     Item 2.  Changes in Securities .................................... 19

     Item 6.  Exhibits and Reports on Form 8-K ......................... 20

      Signatures ....................................................... 21

      Certifications ................................................... 21

PART I

Item 1.  Financial Statements


BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet
As of September 30, 2002


ASSETS
Current assets:
     Cash and cash equivalents                             $   867,375
     Accounts receivable, net of allowance for doubtful
       accounts of $2,000                                        8,946
     Inventory                                                 116,286
     Prepaid expenses and other current assets                 106,204
                                                           -----------
          Total current assets                               1,098,811

Property and equipment, net                                    243,402
Claims receivable                                            1,339,154
Other assets                                                   213,455
                                                           -----------
          Total assets
                                                           $ 2,894,822


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   411,301
     Note payable - related party                              150,000
     Accrued expenses                                           57,433
     Capital lease obligation                                    2,804
                                                           -----------
          Total current liabilities                            621,538

Minority interest                                              406,041

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000 shares
  authorized, -0- shares issued and outstanding
Common stock, no par value, 100,000,000 shares
  authorized, 4,208,791 shares issued and
  outstanding (this does not include 1,095,730
  shares held by Centerpoint which will be
  distributed to Bion and subsequently cancelled)
Additional paid in capital                                  59,411,915
Accumulated deficit                                        (57,544,672)
                                                           -----------
     Total stockholders' equity                              1,867,243


     Total liabilities and stockholders' equity            $ 2,894,822
                                                           ===========

              See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

                                                      Three Months Ended
                                                         September 30,
                                                 ---------------------------
                                                      2002           2001
                                                 ------------    -----------
Revenue:
  Soil sales                                     $     46,638    $    13,003
                                                 ------------    -----------
Cost of soil                                          195,718        119,090
                                                 ------------    -----------
Gross loss                                           (149,080)      (106,087)
                                                 ------------    -----------
Expenses:
  General and administrative (excluding
    $158,447 and $218,231 of non-cash charges
    for services and compensation, respectively)      637,192        627,778
  Research and development                            149,862        213,467
  Non-cash charges for services and compensation      158,447        218,231
                                                 ------------    -----------
                                                      945,501      1,059,476
                                                 ------------    -----------
Operating loss                                     (1,094,581)    (1,165,563)
                                                 ------------    -----------
Other income and expense:
  Interest expense (including $0 and $1,118,718
    of non-cash interest charges, respectively)           (75)    (1,119,214)
  Interest income                                       5,629          9,198
  Other expense, net                                  (16,699)        41,358
                                                 ------------    -----------
                                                      (11,145)    (1,068,658)
                                                 ------------    -----------
Net loss before minority interest                  (1,105,726)    (2,234,221)
                                                 ------------    -----------
Minority interest                                      35,052              -
                                                 ------------    -----------
Net loss and comprehensive loss                  $ (1,070,674)   $(2,234,221)
                                                 ===========     ===========
Basic and diluted loss per common share:
Net loss per common share                        $      (0.20)   $     (1.71)
                                                 ============    ===========
Weighted-average number of common shares
  outstanding, basic and diluted loss per share     5,304,521      1,306,839
                                                 ============    ===========






                See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
                                                      Three Months Ended
                                                         September 30,
                                                 ---------------------------
                                                      2002           2001
                                                 ------------    -----------
Cash flows from operating activities:
Net loss                                         $ (1,070,674)  $ (2,234,221)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Minority interest in net loss of subsidiary     (35,052)             -
      Depreciation and amortization                    20,543         19,640
      Loss on disposal of asset                         7,444              -
      Amortization of debt discount                         -        777,213
      Issuance of note payable for consulting
        services                                      150,000              -
      Accretion of notes payable for interest
        expense                                             -        341,505
      Compensation charge from variable options             -         (3,469)
      Non-cash charges for equity instruments
        issued for compensation and services            8,447        221,579
      Changes in:
        Accounts receivable                             8,349         13,673
        Note receivable                                  (985)        15,188
        Inventory                                     (48,646)             -
        Prepaid expenses and other current assets      41,795        (14,635)
        Deposits and other                               (463)             -
        Accounts payable                               87,364        (33,334)
        Accrued liabilities                             2,281         10,195
                                                 ------------   ------------
        Net cash used in operating activities        (829,599)      (886,666)
                                                 ------------   ------------
Cash flows from investing activities:
    Purchases of property and equipment              (116,152)             -
                                                 ------------   ------------
        Net cash used in investing activities        (116,152)             -
                                                 ------------   ------------
Cash flows from financing activities:
    Payments of capital lease obligations                (445)        (5,857)
                                                 ------------   ------------
        Net cash used in financing activities            (445)        (5,857)
                                                 ------------   ------------

Net decrease in cash and cash equivalents            (946,196)      (892,523)

Cash and cash equivalents, beginning of period      1,813,571      1,300,398
                                                 ------------   ------------
Cash and cash equivalents, end of period         $    867,375   $    407,875
                                                 ============   ============
Supplemental disclosure of cash flow information:
    Cash paid for interest during the period     $         75   $        495
                                                 ============   ============
Supplemental disclosure of non-cash financing
  activities:
    Issuance of stock for convertible bridge
      note                                       $          -   $    112,740
    Issuance of stock for note receivable        $          -   $     70,000

                See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


1.      Basis of Presentation

The accompanying unaudited consolidated financial statements of Bion Environmental Technologies, Inc. (the "Company" or "Bion") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. Operating results for the three month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

Certain fiscal year 2002 items have been reclassified to conform to their fiscal year 2003 presentation.


2.     ORGANIZATION AND NATURE OF BUSINESS

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

The Company's Nutrient Management System (NMS) solution is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids that are the basis of Bion's organic soil and fertilizer business segment. Bion's BionSoil(R) and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


2.     ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $1,070,674 during the three months ended September 30, 2002 (including non-cash expenses of $158,447) and has a history of losses which has resulted in an accumulated deficit of $57,544,672 at September 30, 2002.

During the year ended June 30, 2002, through the Company's transactions with Centerpoint Corporation and OAM S.p.A. the Company obtained $4,800,000 in
cash.   The Company is currently engaged in seeking additional financing to satisfy its current operating requirements.

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

We have a stockholders' equity of $1,867,243, an accumulated deficit of $57,544,672, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Effective July 8, 2002, the Company completed a 1 for 10 reverse stock split (the "stock split"). The stock split has been retroactively reflected in the Company's unaudited consolidated balance sheet, unaudited consolidated statement of operations and notes to unaudited consolidated financial statements.

3.      SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


3.      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


4.        STOCKHOLDERS' EQUITY

Reverse stock split:

Effective July 8, 2002, the Company completed a one-for-ten reverse stock split of its outstanding shares of common stock. The accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.


5.       COMMITMENTS AND CONTINGENCIES

Claims contingency:

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Potential dilution from a subsequent equity financing:

On June 10, 2002, the Company entered into a subscription agreement with Centerpoint Corporation ("Centerpoint") and a purchase agreement with OAM S.p.A. ("OAM") whereby the Company issued, in aggregate, 2,000,000 shares of its common stock at $7.50. Under the terms of these agreements, additional shares may be issued to Centerpoint and OAM if the Company raises equity at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued would be determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing.

In addition, if the Company raises equity at a price less than $7.50 per share, the Company may be required to issue additional shares to former note holders as if the $14,256,779 notes that were converted into 1,900,911 shares of our common stock subsequent to the transactions with Centerpoint and OAM, were converted at the price per share of the subsequent equity financing. In addition, the exercise price for 17,596 warrants may be decreased to the price per share of the subsequent equity financing and the exercise prices for

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


6.       RELATED PARTY TRANSACTIONS

During the year ended June 30, 2002, we issued 58,246 shares of common stock to the Trust, valued at $550,000, for the management fee owed to D2 of which 8,099 shares were issued for $125,000 of management fees earned for the three months ending September 30, 2001,.

On July 1, 2002, the D2 returned to the Company 2,874 shares of the Company's common stock that was issued as part of the consulting fee to D2 paid to the Trust Under Deferred Compensation Plan for D2CO, LLC (the "Trust") for the Benefit of D2. The shares were subsequently cancelled.

The Company and D2 orally agreed during January 2002, that in the event the average price per common share is below $7.50 for any quarter in which consulting fees are to be paid to the Trust, Bion will issue a convertible note in lieu of the stock payment. The agreement is to remain in place during the "Adjustment Period" noted in the Centerpoint and OAM Agreements.

On September 30, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended September 30, 2002. The convertible note was issued having an amount of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing, at the election of the holder.


7.       BUSINESS SEGMENT INFORMATION

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

Other: Contains the operating results of Centerpoint in which the Company owns 57.6%. Centerpoint currently does not have any business operations other than general and administrative.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


7.       BUSINESS SEGMENT INFORMATION (CONTINUED)

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

The following table summarizes information about operations and long-lived assets as of and for the three months ended September 30, 2002 and 2001:

                                              Systems         Soil        Other        Total
                                              -------         ----        -----        -----
Three Months Ended - September 30, 2002
     Revenues                               $         -   $    46,638   $       -   $    46,638
                                            ===========   ===========   =========   ===========

     Operating loss                         $  (595,881)  $  (484,570)  $ (14,130)  $(1,094,581)
     Other income/(expense), net            $    32,991   $    24,443   $ (68,579)  $   (11,145)
     Minority interest                      $         -   $         -   $  35,052   $    35,052
                                            -----------   -----------   ---------   -----------
     Net Loss                               $  (562,890)  $  (460,127)  $ (47,657)  $(1,070,674)
                                            ===========   ===========   =========   ===========

     Supplemental segment information:
     Amortization and depreciation          $     9,144   $    11,399   $       -   $    20,543

     As of September 30, 2002
     Property and Equipment, net            $    61,311   $   182,091   $       -   $   243,402
     Total Assets                           $ 1,315,881   $ 1,538,396   $  40,545   $ 2,894,822

Three Months Ended - September 30, 2001
     Revenues                               $         -   $    13,003   $       -   $    13,003
                                            ===========   ===========   =========   ===========

     Operating loss                         $  (719,847)  $  (445,716)  $       -   $(1,165,563)
     Other income/(expense), net            $  (531,253)  $  (537,405)  $       -   $(1,068,658)
     Minority interest                      $         -   $         -   $       -   $         -
                                            -----------   -----------   ---------   -----------
     Net Loss                               $(1,251,100)  $  (983,121)  $       -   $(2,234,221)
                                            ===========   ===========   =========   ===========
     Supplemental segment information:
     Amortization and depreciation          $     7,630   $    12,010   $       -   $    19,640

     As of September 30, 2001
     Property and Equipment, net            $    78,587   $    85,431   $       -   $   164,018
     Total Assets                           $   418,244   $   408,027   $       -   $   829,271


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended (the "Securities Act") and section 21E of the Securities Exchange Act of 1934, as amended. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof. Bion intends that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

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

     The past two years have been transitional years as to Bion's sales and marketing efforts. As the development program described above moved forward during the 2001 and 2002 fiscal years, our focus shifted from sales of first generation systems to pre-marketing the system capabilities and the economics of our second generation NMS. We have recently initiated marketing Bion's second generation system and anticipate our first sales during the second half of calendar 2002. In addition, Bion has begun marketing various upgrade capabilities from its second generation system to its existing base of first generation installations. The nutrient management capabilities of this new generation of systems will help break one of the major barriers facing those portions of the dairy and protein growing businesses in the U.S. which desire to expand. Our second generation system will allow businesses in these markets to meet ever stricter environmental standards for larger farms and raise more animals on less land while meeting or exceeding all requirements to protect the environment.

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

     The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-QSB and in
Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

     Revenue recognition: Revenues from fixed-price system development and construction projects are recognized on the percentage-of-completion method. For contracts accounted for under the percentage-of-completion method, the amount of revenue recognized is the percentage of the total contract price that the costs expended to date bear to the anticipated final total cost based upon current estimates of the cost to complete the contract. Contract costs include all labor and benefits, materials unique to or installed in the project, subcontract costs and allocations of indirect costs. General and administrative costs are charged to expense. Provisions for estimated losses on uncompleted contracts are provided when determined, regardless of the completion percentage. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become known. Project managers make assumptions concerning cost estimates for labor hours, consultant hours and other project costs. Due to uncertainties inherent in the estimation process and potential changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near term, and that such revisions may be material.

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

Results of Operations - Comparison of Three Months Ended September 30, 2002 with Three Months Ended September 30, 2001

     We recorded $47,000 of BionSoil(R) sales during the three months ended September 30, 2002 ("2003 Quarter"). This compares to BionSoil(R) sales of $13,000 for the three months ended September 30, 2001 ("2002 Quarter"). The amounts remained approximately the same due to our concentration on research and development of our second generation system in the 2002 Quarter and the early phase of our transition to commercial production in the 2003 Quarter, as well as further BionSoil(R) testing and analysis. Cost of soil was $196,000 for the 2003 Quarter and $119,000 for the 2002 Quarter. The increase in cost of goods sold was proportionately higher than the increase in sales due to the fact that more soil was produced and sold at prices below cost to help gain market acceptance. We believe that this trend will reverse as we enter the commercial phase of system sales and revenues will increase at a higher rate.

     General and administrative expenses increased to $637,000 for the 2003 Quarter from $628,000 for the 2002 Quarter. The increase is primarily attributable to an increase in legal and licensing fees offset by a decrease in salaries.

     Research and development costs decreased by $64,000 during the 2003 Quarter. This decrease is due to the higher costs in the 2002 quarter from the construction of the second generation prototype system built at Dreammaker Dairy. No such prototype was in construction during the 2003 quarter.

     Non-cash expenses for services and compensation decreased to $158,000 for the 2003 Quarter from $218,000 for the 2002 Quarter. The decrease is due to a reduction in amortization expense for the value of options previously issued to various individuals.

     Interest expense decreased to $75 for the 2003 Quarter from $1,119,000 for the 2002 Quarter. The decrease was due to the conversion of all the Company's outstanding debt other than trade payables to common stock in January 2002.

     We did not record income tax expense during the 2003 Quarter and 2002 Quarter as a result of our net losses. A valuation allowance of $16,867,000 at September 30, 2002, was established because of the uncertainty that the deferred tax asset will be realized.

     At September 30, 2002, we had net operating loss carryforwards of approximately $33,513,000, with expirations through 2022. The utilization of a portion of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     The net loss and comprehensive loss decreased $1,164,000 (52%) in the 2003 Quarter compared to the 2002 Quarter. The decrease primarily related to a decrease of $1,119,000 of non-cash interest expense

     Basic and diluted loss per common share decreased by $1.51, from $1.71 to $0.20. The decrease in the loss per share is attributable to the increase in the amount of shares outstanding due to the conversion of all our debt, other than trade payables, to common stock and the decrease in interest expense.

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

Liquidity and Capital Resources

     Our principal sources of liquidity, which consist of cash and cash equivalents, are $867,000 as of September 30, 2002. We believe we will not generate sufficient operating cash flow to meet our needs without additional external financing during fiscal 2003. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     We were successful during the year ended June 30, 2001 in raising working capital through the sale of warrants and convertible debt. During the year ended June 30, 2001 we raised $2,527,000 in a private placement in the form of convertible bridge notes. In addition, Southview, Inc., a related party, had advanced the Company funds totaling $518,000 as of June 30, 2001. During the year ended June 30, 2002 we raised approximately $8,500,000 of working capital as partial consideration for the issuance of the Company's common stock to Centerpoint (less cash of $3,700,000 used as partial consideration to purchase 57.7% of the outstanding shares of Centerpoint) through our transactions with Centerpoint.

     All outstanding convertible debt of the Company was converted into shares of the Company's common stock on January 15, 2002 due to the Centerpoint transaction based upon agreed terms.

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

     We have stockholders' equity of $1,867,000, a cumulative deficit of $57,545,000, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

Consolidated Working Capital

     Consolidated working capital increased to $477,000 at September 30, 2002 from a negative $8,728,000 at September 30, 2001. This increase is primarily due to the issuance of common stock to Centerpoint for partial consideration of $8,500,000, reduction our current debt of $8,100,000 as a result of the conversion of this amount of debt into 1,312,094 shares of the Company's common stock. These increases were offset by cash of $3,700,000 paid for the purchase of 57.7% of the outstanding shares of Centerpoint and continued operating losses since the 2002 Quarter of $3,424,000 not including non cash charges for services and compensation, non cash interest expenses and depreciation and amortization.

Analysis of Cash Flows

     Cash used in operating activities decreased slightly to $830,000 in the 2003 Quarter from $887,000 in the 2002 Quarter. The decrease is primarily the result of a decrease in operating losses in research and development.

     Cash used in investing activities increased to $116,000 in the 2003 Quarter compared to $0 cash used in investing activities in the 2002 Quarter. The $116,000 increase is the result of purchases made in the 2003 Quarter for property and equipment.

       Cash used in financing activities decreased to $0 in the 2003 Quarter compared to $6,000 of cash used in financing activities in the 2002 Quarter. The decrease is primarily the result of the pay down of capital leases.

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

Item 3.  Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $30,000 in damages, $10,000 in punitive damages, to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

Item 2.  Changes in Securities

     On September 30, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust Under Deferred Compensation Plan for D2CO, LLC ("Trust") for the three months ended September 30, 2002. The convertible note was issued having an amount of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing, at the election of the holder. The securities described in this section were issued by Bion in a transaction not involving a public offering. The Trust is a sophisticated investor associated with a Director of the Company and had access to complete information concerning the Company. The Trust made representations that it was an "accredited" investor who was receiving the securities with investment intent and not with the intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

     The following documents are filed as exhibits to this Form 10-QSB, including those exhibits incorporated in this Form 10-QSB by reference to a prior filing of Bion under the Securities Act or the Exchange Act as indicated in parenthesis:

     Exhibit No.    Description
     -----------    -----------

        99.1 Certification by David J. Mitchell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by Lawrence R. Danziger pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

        None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 12, 2002         BION ENVIRONMENTAL TECHNOLOGIES, INC.


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


           CERTIFICATIONS PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
               THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, David J. Mitchell, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Bion Environmental Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                /s/ David J. Mitchell
                                       -------------------------------------
                                       Name:     David J. Mitchell
                                       Title:    Principal Executive Officer


I, Lawrence R. Danziger, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Bion Environmental Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                /s/ Lawrence Danziger
                                       -------------------------------------
                                       Name:     Lawrence Danziger
                                       Title:    Principal Financial Officer