Form 10KSB/A
period 2002-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-01-17
CIK 875729

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-KSB/A
                               AMENDMENT NO. 1



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

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

                       ANNUAL REPORT ON FORM 10-KSB

                             TABLE OF CONTENTS


PART I                                                                  3

     Item 1.  Description of Business                                   3

     Item 2.  Description of Properties                                16

     Item 3.  Legal Proceedings                                        17

     Item 4.  Submission of Matters to a Vote of Security Holders      17

PART II                                                                18

     Item 5.  Market for Bion Environmental Technologies, Inc.'s
               Common Equity and Related Stockholder Matters           18

     Item 6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     20

     Item 7.  Financial Statements                                     27

     Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     27

PART III                                                               27

     Item 9.  Directors and Executive Officers of Bion
               Environmental Technologies, Inc                         27

     Item 10. Executive Compensation                                   31

     Item 11. Security Ownership of Certain Beneficial Owners and
               Management                                              34

     Item 12. Certain Relationships and Related Transactions           36

PART IV                                                                42

     Item 13.  Exhibits and Reports on Form 8-K                        42

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

     We have been conducting business since 1989. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems
(NMS) that produce organic soil products as a by-product of remediation of the waste stream when installed on large dairy or swine farms. Through June 2000, we sold and subsequently installed, in the aggregate, 32 of these first generation NMS systems in 7 states, of which 19 are still in operation through June 30, 2002. Of these 19 systems, 12 are first generation Bion NMS soil production system installations and 7 are waste only systems. Since June 30, 2000 we have not installed any new NMS systems since our concentration has been on research and the development of our second generation system.

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

Acquisition of Centerpoint

     On January 15, 2002, we issued 1,900,000 shares of our restricted common stock to Centerpoint in a transaction that to us was essentially structured as a financing. At the time this transaction occurred, Centerpoint was not current in its filings with the Securities and Exchange Commission and had not been current since it had ceased business activities when it sold its Moto Guzzi motorcycle business two years earlier, leaving Centerpoint with approximately $8.5 million in cash. Since the sale of its motorcycle business Centerpoint had been seeking an investment opportunity for the cash it had received from the sale. The 1,900,000 shares acquired by Centerpoint in its transaction with us represented approximately 36.2% of our issued and outstanding shares. In exchange for our shares, we received approximately $8.5 million in cash and were assigned certain claims and other rights that were owned by Centerpoint.

     The transaction was negotiated by us with Centerpoint's Italian parent,
OAM, S.p.A. ("OAM").   As a condition to our obtaining financing from
Centerpoint through the sale of our shares to Centerpoint, OAM required us to purchase its 57.7% majority ownership interest in Centerpoint immediately upon consummation of the transaction with Centerpoint by issuing 100,000 of our shares to OAM together with a warrant to purchase an additional 100,000 shares that was valued by us at $380,000 using the Black-Scholes pricing model, paying OAM $3.7 million of the $8.5 million in cash that we received from Centerpoint and reassigning to OAM all of the other assets that we obtained from Centerpoint which consisted of a loan receivable valued at by us at $3,263,000 and rights under Centerpoint's claims receivable that we acquired from Centerpoint and were valued by us at $2,487,000. Through our transaction with OAM, we acquired beneficial ownership of 3,459,997 Centerpoint shares and a warrant to purchase an additional 1,000,000 shares.

     As a net result of these two transactions, we obtained a net of $4.8 million in cash and ownership of a majority of Centerpoint's issued and outstanding shares. The net proceeds from the Centerpoint and OAM transactions are currently being used to fund our continuing operations.

     Centerpoint is now current in its filings with the Securities and Exchange Commission. On August 12, 2002, we filed a registration statement to allow Centerpoint to distribute to its stockholders the 1,900,000 shares that we issued to Centerpoint in connection with the financing. We expect the distribution to occur during the second half of calendar 2002. When that distribution occurs, approximately 1.1 million of our shares will be distributed back to us and cancelled. After we cancel these shares, the two transactions will have resulted in a net increase of approximately nine hundred thousand of our issued and outstanding shares, which includes the one hundred thousand shares issued by us to OAM as partial consideration for our obtaining control of Centerpoint.

     Other than seeking an investment opportunity, Centerpoint has been inactive since August 2000. After giving effect to our January 15, 2002 transaction, Centerpoint's primary asset is 1,900,000 shares of our common stock. Centerpoint currently has only minimal cash, no other significant assets and no business operations. Centerpoint, however, continues to hold 35% of the rights to a litigation claim and an escrow account which are carried on Centerpoint's books at no value.

     After the distribution of the 1,900,000 Bion shares currently owned by Centerpoint, Centerpoint will no longer be one of our shareholders. Subject to the completion of an analysis of the income tax ramifications to our shareholders and other corporate considerations, we currently intend to file a registration statement that would allow us to distribute to our shareholders all of the Centerpoint shares that are currently owned by us and we would then also cease to be a stockholder of Centerpoint. If a distribution of the Centerpoint stock occurs as anticipated, all of our current shareholders and those of Centerpoint, including OAM, would then receive a pro rata distribution of the Centerpoint shares that we currently own. Centerpoint itself, however, would not receive any of these shares because it would no longer be one of our shareholders when this distribution occurs. Another option that is also currently under consideration by us , however, is to sell our interest in Centerpoint either before or after the distribution of Bion stock occurs since we do not currently have a business need to own a majority interest in Centerpoint. In the event that some or all of our interest in Centerpoint is sold before such a distribution occurs, then the number of Bion shares that would be returned to us for cancellation would be reduced or eliminated accordingly.

     We may be required to issue additional shares to Centerpoint and OAM at no cost if we raise equity at a price less than $7.50 per share before we obtain at least $5 million in cumulative investment from unaffiliated third parties. The number of additional shares to be issued would be determined by calculating the additional number of shares that Centerpoint and OAM would have received if the transactions with Centerpoint and OAM had been consummated at the same price per share as the subsequent equity financing.

     The Centerpoint transaction triggered the conversion of $14,256,779 of notes payable, including interest, into 1,900,911 shares of our common stock. In addition, warrants to purchase 213,263 shares of our common stock had their exercise price decreased to $7.50 and $6.00. As described above, if we raise equity at a price less than $7.50 per share, we may need to issue additional shares to the note holders as if the notes had been converted into shares of our common stock at the price per share of the subsequent equity financing.
In addition, the exercise prices for 17,596 warrants may be decreased to the price per share of the subsequent equity financing and the exercise prices for 195,174 warrants may be decreased to 80% of the price per share of the subsequent equity financing. Also, in the event of a subsequent equity financing below $7.50, additional warrants would be required to be issued on 1,037,343 warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to the above adjustments. These warrants would also have their exercise price lowered to the price per share of the subsequent equity financing.

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

Principal Products and Services

     Bion has been redesigning the Bion NMS over the past three fiscal years resulting in the second generation NMS, As a result, the Company ceased selling the first generation NMS systems. The Company's soil and fertilizer products are derived from the NMS process and as a result of limited sales of the systems developed limited soil for resale.

     Revenues derived over the last three fiscal years by product were as follows:

                                For the year ended June 30,
                  ---------------------------------------------------------
                          2002                2001                 2000
                  ---------------------------------------------------------
     Soil         $69,382     100%     $74,322     88%     $135,945     86%
     Systems            -       -       10,000     12%       22,500     14%
                  ---------------------------------------------------------
                  $69,382     100%     $84,322    100%     $158,445    100%
                  =========================================================

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

Dairy Parks, LLC

     We have entered into a non-binding agreement to form a joint venture with Dr. Michael J. McCloskey and Timothy C. den Dulk with our subsidiary, Dairy Parks, LLC. We intend that the joint venture will design and build large-scale, turnkey dairy facilities that would be leased to the dairy producers of CAFOs. These facilities would range from 10,000-50,000 cows, with integrated facilities having a larger minimum threshold. The facilities would include all required physical structures (barns, milking parlors, feed bins, etc), as well as a Bion NMS, that would be responsible for waste remediation and disposal. The dairy operator would provide the animals and working capital. A significant hurdle to completing the arrangement is securing the necessary financing for the construction of these facilities. Both parties to the joint venture are presently making presentations to possible financing sources. However, there is no assurance that the parties will be able to secure the necessary financing or that the joint venture will be formed or will be able to accomplish its goals.

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


     The Bion NMS System does not currently qualify for ERCs. We have taken the first step to become eligible for ERCs by entering into an agreement with the Agricultural Foundation of California State University, Fresno ("Fresno"). Under this agreement, we will install a NMS system. Fresno will perform research and issue a report at the end of the research period in 2003. This report will be used to establish that the emission reductions are real and quantifiable. Other criteria that need to be met are that air emission reductions are permanent (by entering into a long-term contract with a regulatory authority), surplus (emission reductions are in excess of those required by laws), enforceable (open to inspection by an air district or other regulatory authority), not used as offsets for the approval of any other project, based on a timely submittal of application, and included in emissions inventory (identified in a state implementation plan).

     The unresolved major hurdles to enable credits from a Bion NMS to be traded deal with the issues of a quantifiable baseline and the designation of a responsible party since CAFOs are presently a non-point source. These as well as other major agricultural policy issues are presently under discussion by the Air Quality Task Force (AQTF), which is a joint EPA/USDA committee that deals with agricultural air emissions issues. The AQTF has adopted a policy, which endorses the trading of ERCs from agricultural sources, but to date no specific regulations enabling trading have been adopted, and there is no assurance that any regulations will ever be adopted.


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

Research and Development

     We incurred research and development expenses of $735,622 and $1,262,010 for the years ended June 30, 2002 and 2001, respectively. As a result of limited sales of our soil and systems, the cost of our research and development activities has been borne by us using funds raised from external sources for operations.

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

Employees

     As of September 24, 2002, we had 21 employees, all of whom were full time. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
None of our employees is covered by "key person" life insurance.

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

Item 3.  Legal Proceedings

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS.
The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $30,000 in damages, $10,000 in punitive damages, to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS. Bion has not yet filed an answer to the complaint. The Company believes it has adequate defenses to defend this litigation and does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

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


     We have been conducting business since 1989. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create an NMS that produces organic soil products as a by-product of remediation of the waste stream when installed on large dairies or swine farms. Through June 2000, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states, of which 19 are still in operation through June 2002. Of these 19 systems, 12 are first generation Bion NMS soil production system installations and 7 are waste only systems. Since June 30, 2000 we have not installed any new NMS systems since our concentration has been on research and the development of our second generation system.

     We also have an ongoing research program related to our BionSoil(R) and Bion Fertilizer product lines. This research and development includes work related to harvest and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of BionSoil(R) and Bion Fertilizer blends in a number of plants in a variety of growing environments.

     The past two years have been transitional years as to Bion's sales and marketing efforts. As the development program described above moved forward during the 2001 and 2002 fiscal years, our focus shifted from sales of first generation systems to pre-marketing the system capabilities and the economics of our second generation NMS. We have recently initiated marketing Bion's second generation system and anticipate our first sales during the first half of calendar 2002. In addition, Bion has begun marketing various upgrade capabilities from its second generation system to its existing base of first generation installations. The nutrient management capabilities of this new generation of systems will help break one of the major barriers facing those portions of the dairy and protein growing businesses in the U.S. which desire to expand. Our second generation system will allow businesses in these markets to meet ever stricter environmental standards for larger farms and raise more animals on less land while meeting or exceeding all CAFO emission standards and subjective odor control standards to protect the environment.


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

     Revenue from the sale of BionSoil(R) products and associated fees are recognized upon delivery to customer, as the Company has no continuing obligations.

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

     Results of Operations - Comparison of Fiscal Year Ended June 30, 2002 with Fiscal Year Ended June 30, 2001

     We recorded $69,000 of BionSoil(R) sales during the fiscal year ended June 30, 2002 ("2002"). This compares to total sales of $84,000 for the fiscal year ended June 30, 2001 ("2001"), consisting of $74,000 of BionSoil(R) sales and $10,000 of system sales. BionSoil(R) sales decreased by $5,000 during the year ended June 30, 2002, due to our continued efforts to concentrate on research and development on our second generation system for most of the fiscal year and further BionSoil(R) testing and analysis. Cost of soil was $546,000 for 2002 and $440,000 for 2001. The increase in cost of goods sold was proportionately higher than the increase in sales due to the fact that more soil was produced and sold at prices below cost to help gain market acceptance. We believe that this trend will reverse as we enter the commercial phase of system sales and revenues will increase at a higher rate.

     General and administrative expenses, excluding non-cash charges, decreased to $2,498,000 for 2002 from $2,779,000 for 2001. The decrease is primarily attributable to a decrease in salaries and office expense offset by an increase in legal fees.

     Non-cash expenses for services and compensation decreased to $4,666,000 for 2002 from $7,646,000 for 2001. The decrease is due to the following charges taken in 2001: the cancellation of warrants previously issued of $2,361,000, consulting services of $2,003,000, beneficial value of warrants exchanged for common stock of $2,179,000 amortization of deferred consulting expense of $321,000 and compensation for variable options $3,470. A credit taken in 2002 for a reduction in the value of the Company's common stock held by the Trust Under Deferred Compensation Plan for D2CO, LLC for $302,000 also added to the decrease in non-cash expenses for services and compensation. These amounts were offset by an increase in charges taken in 2002 for the issuance of warrants as inducement to convert debt of $3,710,000, an increase of stock issued for services compensation and interest of $307,000, and an increase in notes payable issued for management fees of $180,000.

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

     We did not record income tax expense during the years ended June 30, 2002 and 2001, as a result of our net losses. A valuation allowance of $15,814,000 at June 30, 2002, was established because we have not been able to determine that it is more likely than not that the deferred tax asset will be realized.

     At June 30, 2002, we had net operating loss carryforwards of approximately $32,582,000, with expirations through 2022. The utilization of a portion of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     The net loss and comprehensive loss increased $1,239,000 (8%) during the year ended June 30, 2002. The increase primarily related to an increase of $5,593,000 of non-cash interest expense that was offset by a decrease in general and administrative expenses of $280,000, a decrease in non-cash expenses for services and compensation of $2,980,000, a decrease in research and development of $526,000 and a decrease in cumulative change in accounting principle of $481,000. During the year ended June 30, 2001, the Company applied Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98.5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. As a result of this adoption, the Company modified the previous calculation of the beneficial conversion features associated with previously issued convertible bridge notes and recorded an additional warrant discount on the convertible bridge notes issued during the year ended June 30, 2000 of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. Since the notes were automatically convertible into common stock one year from the date of issuance, the Company recorded $481,250 as a cumulative effect of change in accounting principle for the year ended June 30, 2001. The Company also recorded a discount on convertible bridge notes issued during the year ended June 30, 2001 of $701,000.

     Basic and diluted loss per common share decreased by $4.88, from $12.02 to $7.14. The decrease in the loss per share is attributable to the increase in the amount of shares outstanding due to the conversion of all our debt, other than trade payables, to common stock.

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

     On January 15, 2002 due to the Centerpoint transaction and the terms of our outstanding Convertible Bridge Notes ("Notes"), all of the Notes were converted to shares of our common stock. The terms of the Notes stated that in the event we issued any capital stock (or instrument convertible into our capital stock) for an aggregate price of at least $5,000,000 pursuant to a public or private offering then, at our option, either we would repay the Notes or the Notes would be converted into a number of shares equal to the principal value of the Notes plus accrued interest divided by the price paid for one share of stock issued in the offering. The conversion of the Notes also caused the conversion of all other promissory notes held by our shareholders, officers and former employees. These notes were converted under the same terms as the Notes. The total outstanding debt of the Notes and other promissory notes of $14,256,779 was converted at $7.50 per share, which was the same price per share of the shares purchased by Centerpoint. The total shares issued for the conversion of the Notes and other promissory notes was 1,900,911.

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

     We have stockholders' equity of $2,410,746, a cumulative deficit of $56,172,245, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.

     Consolidated Working Capital

     Consolidated working capital increased to $1,665,000 at June 30, 2002 from a negative $7,028,000 at June 30, 2001. This increase is primarily due to the issuance of common stock to Centerpoint for partial consideration of $8,500,000, reduction our current debt of $8,100,000 as a result of the conversion of this amount of debt into 1,312,094 shares of the Company's common stock. These increases were offset by cash of $3,700,000 paid for the purchase of 57.7% of the outstanding shares of Centerpoint and continued losses of $3,519,000 not including non cash charges for services and compensation and non cash interest expenses.

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

     Cash used in financing activities increased to $435,444 in 2002 compared to $3,042,000 cash provided by financing activities in 2001. The increase in cash used in financing activities is primarily the result of payment of loans in the amount of $898,000 in 2002. This is in contrast to $2,527,000 received for the issuance of notes in a private placement in 2001.

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

(1) David J. Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.


     David J. Mitchell has been our Chairman since September 6, 2001, our Chief Executive Officer and a Director since December 23, 1999 and our President since August 10, 2000. Since January 1991, Mr. Mitchell has been the President of Mitchell & Co., Ltd., a merchant banking company he founded. Mr. Mitchell is the immediate past president of AmeriCash, a national network of ATM machines. Mr. Mitchell has held various executive positions primarily in investment banking and brokerage firms. Mr. Mitchell is also the Chairman and Chief Executive Officer of Centerpoint Corporation. He also serves as a director of several private companies and not-for-profit universities and foundations. Prior to May 2001, Mr. Mitchell served as a director and executive officer of Direct Furniture, Inc. which had a bankruptcy petition filed against it in February 2002.


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

Advisory Board

     On June 6, 2001, our Board of Directors authorized the formation of an Advisory Board to consist of up to 15 members and determined that up to 300,000 options, in aggregate, be made available as compensation for Advisory Board members over the next two years, subject to Board of Directors' ratification on a case-by-case basis. Members of the Advisory Board provide us advice in their specific areas of expertise as requested.

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

                                    Summary Compensation Table
                                                                      Long Term
                                                                 Compensation Awards
                                          Annual Compensation   ---------------------
                                 Fiscal   -------------------   Securities Underlying     All other
Name and Principal Position       Year    Salary (1)    Bonus        Options (#)         Compensation
---------------------------      ------   ----------    -----   ---------------------   ---------------
Current Executive Officers
  David Mitchell                  2002    $550,000 (2)      -                 -          $3,709,713 (5)
   Chairman (A), Chief Executive  2001     370,000 (3)      -                 -           2,230,000 (6)
   Officer and President          2000     120,000 (4)      -                 -                   -

  Jere Northrop                   2002    $123,750          -             2,500                   -
   Senior Technology Officer      2001     150,000          -                 -                   -
                                  2000     150,000          -                 -                   -

  David Fuller                    2002    $125,000          -             4,000 (7)               -
   Principal Accounting Officer   2001       8,333          -             4,254                   -
                                  2000           -          -                  -                  -


A) David Mitchell replaced Mark A. Smith as Chairman of the Company on September 6, 2001.

(1) Includes compensation paid by Bion Technologies, Inc. our wholly owned subsidiary.

(2) Compensation of $550,000 issued as 58,247 shares of common stock of the Company to the Trust Under Deferred Compensation Plan for D2CO, LLC. valued at $320,358 at June 30, 2002. The Company recorded $301,755 as a reduction in compensation expense at June 30, 2002 due to the decrease in value of the total shares of the Company's stock held by the Trust.

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

(7) Represents options granted during the year ended June 30, 2001 that were repriced in January 2002.

Option Grants in Fiscal Year 2002

     The following table sets forth the options that were granted during the fiscal year ended June 30, 2002.

                   Number of       Percent of
                 Securities      Total Options
                 Underlying        Granted to       Exercise
                   Options        Employees in       Price            Expiration
Name               Granted        Fiscal 2001       Per Share            Date
--------------   -----------     -------------      ---------      -----------------
David Mitchell         -                -               -                   -
Jere Northrop        2,500            2.62%           $11.00       December 31, 2004
David Fuller         4,000*           4.19%           $11.00       December 31, 2003

----------------------
* Represents 4,000 options granted during the year ended June 30, 2001 that were repriced in January 2002.


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
                                         34

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

    Exhibit No.     Description

     3.1 Articles of Incorporation, as amended. Filed herewith electronically.

     3.2 First Amended and Restated Bylaws. Filed herewith electronically.


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

     10.34 D2 Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.11 to our Form 8-K dated September 6, 2001.

     10.35        2001 Incentive Plan.  Incorporated by reference to Exhibit
                  10.12 to our Form 8-K dated September 6, 2001.

     10.36 Letter Agreement with Howard Chase. Filed with initial filing of this report.

     10.37 Non-Binding Agreement re Dairy Parks LLC. Filed with initial filing of this report.

     21 Subsidiaries of the Registrant. Filed with initial filing of this report.

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

As discussed in Note 6 to the consolidated financial statements, the Company has restated its June 30, 2002 financial statements to reflect the consolidation of its Rabbi Trust.



/s/ BDO Seidman, LLP
BDO Seidman, LLP

August 23, 2002, except with respect to
     Note 6 which is as of January 16, 2003

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
As of June 30, 2002

ASSETS

Current assets:
     Cash and cash equivalents                                                   $  1,813,571
     Accounts receivable, net of allowance for doubtful accounts of $2,000             17,295
     Inventory                                                                         67,640
     Prepaid expenses and other current assets                                        147,999
                                                                                 ------------
          Total current assets                                                      2,046,505

     Property and equipment, net                                                      154,425
     Claims receivable                                                              1,339,154
     Other assets                                                                     212,815
                                                                                 ------------
          Total assets                                                           $  3,752,899
                                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $    323,937
     Accrued expenses                                                                  55,152
     Capital lease obligation                                                           2,603
                                                                                 ------------
          Total current liabilities                                                   381,692


Capital lease obligation - less current portion                                           646
Deferred compensation                                                                 518,722
                                                                                 ------------
     Total liabilities                                                                901,060


Minority interest                                                                     441,093

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000 shares authorized,
   -0- shares issued and outstanding                                                        -
Common stock, no par value, 100,000,000 shares authorized,
    4,211,665 shares issued and 4,117,352 shares outstanding
   (this does not include 1,095,730 shares held by Centerpoint
    which will be distributed to Bion and subsequently cancelled)                           -
Additional paid in capital                                                         59,403,468
Accumulated deficit                                                               (56,172,245)
Treasury stock at cost, 94,313 shares of common stock                                (820,477)
                                                                                 ------------
     Total stockholders' equity                                                     2,410,746
                                                                                 ------------

     Total liabilities and stockholders' equity                                  $  3,752,899
                                                                                 ============

             See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations



                                                                               Years Ended June 30,
                                                                          -------------------------------
                                                                              2002              2001
                                                                          ------------       ------------
Revenue:
     Soil                                                                 $     69,382       $     74,322
     System sales                                                                    -             10,000
                                                                          ------------       ------------
                                                                                69,382             84,322

Cost of soil                                                                   546,117            439,817
                                                                          ------------       ------------
                                                                               546,117            439,817

Gross loss                                                                    (476,735)          (355,495)
                                                                          ------------       ------------

Expenses:
     General and administrative (excluding $4,665,807 and $7,645,570
       of non-cash charges for services and compensation, respectively)      2,498,400          2,778,881
     Research and development                                                  735,622          1,262,010
     Non-cash charges for services and compensation                          4,665,807          7,645,570
                                                                          ------------       ------------
                                                                             7,899,829         11,686,461
                                                                          ------------       ------------
Operating loss                                                              (8,376,564)       (12,041,956)
                                                                          ------------       ------------
Other income and expense:
     Interest expense (including $8,607,023 and $3,013,644 of non-cash
       interest charges, respectively)                                      (8,611,903)        (3,016,149)
     Interest income                                                            36,011             36,598
     Other expense, net                                                         74,855            (50,466)
                                                                          ------------       ------------
                                                                            (8,501,037)        (3,030,017)
                                                                          ------------       ------------
Net loss before minority interest and cumulative effect of a change
  in accounting principle                                                  (16,877,601)       (15,071,973)
Minority interest                                                               85,457                  -
                                                                          ------------       ------------
Net loss before cumulative effect of change in accounting principle        (16,792,144)       (15,071,973)
Cumulative effect of change in accounting principle                                  -           (481,250)
                                                                          ------------       ------------
Net loss and comprehensive loss                                           $(16,792,144)      $(15,553,223)
                                                                          ============       ============
Basic and diluted loss per common share:
Net loss before cumulative effect of change in accounting principle       $      (7.14)      $     (11.65)
Cumulative effect of change in accounting principle                                  -              (0.37)
                                                                          ------------       ------------
Net loss per common share                                                 $      (7.14)      $     (12.02)
                                                                          ============       ============
Weighted-average number of common shares
  outstanding, basic and diluted loss per share                              2,352,190          1,293,719
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
                             ---------------------------------------------------------------------------------------------------


BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity




                                          Additional  Non-Recourse   Deferred    Unearned                              Total
                            Common Stock   Paid-In     Promissory   Consulting   Compen-    Accumulated   Treasury  Stockholders'
                              Shares       Capital     Note          Expense     sation       Deficit       Stock    Deficit
                            ------------------------------------------------------------------------------------------------------
Balance, June 30, 2001      1,306,348   $30,218,339   $       -    $       -   $       -    $(39,380,101)            $(9,161,762)
                           -------------------------------------------------------------------------------------------------------
  Issuance of stock options     9,118       120,000                                                                      120,000

  Issuance of stock for
  notes conversion          1,905,979    14,369,520                                                                   14,369,520

  Issuance of stock for
  services                     85,950       864,934                                                                      864,934

  Issuance of options and
  warrants for consulting
  services                                  329,283                                                                      329,283

  Non-cash variable options
  adjusted                                   (3,469)                                                                      (3,469)

  Modification of terms of
  bridge warrants                           197,000                                                                      297,000

  Issuance of warrants as an
  inducement to convert debt              3,709,713                                                                    3,709,713

  Beneficial conversion feature
  on change of terms of debt              5,547,000                                                                    5,547,000

  Write-off of debt discount
  on conversion of debt                  (1,566,511)                                                                  (1,566,511)

  Acquisition of Centerpoint  904,270     5,517,659                                                                    5,517,659

  Issuance of common stock
  to trust                    (94,313)                                                                    (820,477)     (820,477)

  Net loss                                                                                   (16,792,144)            (16,792,144)
----------------------------------------------------------------------------------------------------------------------------------
Balance -June 30, 2001      4,117,352   $59,403,468    $      -    $       -   $       -    $(56,172,245) (820,477)  $ 2,410,796
----------------------------------------------------------------------------------------------------------------------------------



BION ENVIRONMENTAL TECHNOLOGIES, INC AND SUBSIDIARIES

Consolidated Statements of Cash Flows


                                                                                Years Ended June 30,
                                                                           -------------------------------
                                                                                2002             2001
                                                                           -------------     -------------
Cash flows from operating activities:
 Net loss                                                                  $ (16,792,144)    $ (15,553,223)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Minority interest in net loss of subsidiary                                (85,457)                -
      Depreciation and amortization                                               72,199            76,954
      Amortization of debt discount                                            1,554,425         1,673,178
      Accretion of notes payable for interest expense                          1,208,598         1,077,966
      Beneficial conversion feature amortized to interest expense              5,844,000           262,500
      Accretion of note payable for management fee                                     -           370,000
      Compensation charge from variable options                                   (3,469)            3,469
      Issuance of warrants as an inducement to convert debt                    3,709,713                 -
      Non-cash charges for equity instruments issued for compensation
           and services                                                          891,915         6,951,510
      Loss on disposal of property and equipment                                       -            10,691
      Reduction of note receivable for consulting services                        67,646                 -
      Beneficial conversion feature recorded as a cumulative effect of a
          change in accounting principle                                               -           481,250
      Amortization of deferred consulting expense                                      -           320,591
      Changes in:
          Accounts receivable                                                      4,443             4,957
          Note receivable                                                       (123,615)                -
          Inventory                                                              (67,640)                -
          Prepaid expenses and other current assets                              (96,782)          (85,719)
          Deposits and other                                                       9,150                 -
          Accounts payable                                                       (82,702)          109,307
          Accrued liabilities                                                     19,880             8,807
                                                                           -------------     -------------
          Net cash used in operating activities                               (3,869,840)       (4,287,762)
                                                                           -------------     -------------
Cash flows from investing activities:
   Proceeds from issuance of common stock for acquisition                      8,500,545                 -
   Payment for purchase of acquisition, net of cash acquired                  (3,641,548)                -
   Purchases of property and equipment                                           (40,540)          (59,354)
   Proceeds from sale of computer equipment                                            -               525
                                                                           -------------     -------------
          Net cash provided by (used in) investing activities                  4,818,457           (58,829)
                                                                           -------------     -------------
Cash flows from financing activities:
   Proceeds from notes payable from related parties                              355,000           500,000
   Proceeds from issuance of notes payable in private placement                        -         2,527,218
   Proceeds from issuance of warrants                                                  -           540,607
   Proceeds from exercise of options and warrants                                120,000             1,454
   Payments for cancellation of warrants                                               -          (500,000)
   Payment of loan                                                              (897,552)                -
   Payments of capital lease obligations                                         (12,892)          (27,223)
                                                                           -------------     -------------
          Net cash (used in) provided by financing activities                   (435,444)        3,042,056
                                                                           -------------     -------------
Net increase (decrease) in cash and cash equivalents                             513,173        (1,304,535)

Cash and cash equivalents, beginning of period                                 1,300,398         2,604,933
                                                                           -------------     -------------
Cash and cash equivalents, end of period                                   $   1,813,571     $   1,300,398
                                                                           =============     =============
Supplemental disclosure of cash flow information:

     Cash paid for interest during the period                              $       4,880     $       2,505


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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $16,792,144 during the year ended June 30, 2002 (including non-cash interest expense and other non-cash expenses of $8,607,023 and $4,665,807, respectively) and has a history of losses which has resulted in an accumulated deficit of $56,172,245 at June 30, 2002.

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

We have a stockholders' equity of $2,910,746, cumulative deficit of $56,172,245, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management plans to continue raising additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.

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

6.   DEFERRED COMPENSATION

On June 30, 2001, Bion and D2 agreed that the payments owed to D2 under an existing management agreement be paid to a Rabbi Trust for the benefit of D2. On July 31, 2001, Bion and Sam Spitz (the "Trustee") entered into the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust").

Under the Trust agreement, the Company shall contribute assets to the Trust, such assets are subject to claims of the Company's creditors in the event of the Company's insolvency, at such times as specified in the management agreement with D2. D2 shall have no preferred claim on, or any beneficial
ownership interest in, any assets of the trust.   Any rights created under the
management agreement with D2 and the Trust shall be unsecured contractual rights of D2 against the Company. Payments of all amounts in the Trust are to be made to D2 on January 2, 2011, as stated in the Trust agreement.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


6.   DEFERRED COMPENSATION (Continued)

The Company accounts for the Trust under the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the Trust. The value of the Company's common stock held by the Trust is classified in shareholders' equity and is accounted for in a manner
similar to treasury stock.   The deferred compensation obligation has been
classified as a liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the common stock held by the Trust. The Company has restated its June 30, 2002 consolidated financial statements to reflect the consolidation of the Trust. The more significant effects of the restatement were to reduce consolidated net loss, loss per common share, and consolidated stockholders equity at June 30, 2002 by $301,755, $.04 and $518,722, respectively.

7.   STOCKHOLDERS' EQUITY

Reverse stock split:

Effective July 8, 2002, the Company completed a one-for-ten reverse stock split of its outstanding shares of common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Common stock:

Holders of common stock are entitled to one vote per share on all matters to be voted on by common stockholders. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share in all assets remaining after liabilities have been paid in full or set aside. Common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any other series of preferred stock the Company may designate in the future.

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

Warrants:

As of June 30, 2002, the Company had the following common stock warrants outstanding:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


7.   STOCKHOLDERS' EQUITY (Continued)

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


7.   STOCKHOLDERS' EQUITY (Continued)

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


7.   STOCKHOLDERS' EQUITY (Continued)

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


7.   STOCKHOLDERS' EQUITY (Continued)

During the year ended June 30, 2001, the Company granted options to purchase 524,000 shares of common stock to consultants. The fair value of the options, in the amount of $162,000, was amortized as non-cash compensation expense through June 2002. Non-cash charges for these options amounted to $66,209 and $76,501 during the years ended June 30, 2002 and 2001, respectively.

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

                                                    For the Years ended June 30,
                                                   -------------------------------
                                                       2002              2001
                                                   -------------     -------------
Pro forma net loss:
As reported                                        $ (16,792,144)    $ (15,553,223)
  Pro forma effect of SFAS No. 123                      (541,995)         (542,684)
                                                   -------------     -------------
  Pro forma after giving effect to SFAS No. 123    $ (17,334,139)    $ (16,095,907)
                                                   =============     =============
Basic and diluted loss per common share:
As reported                                        $       (7.14)    $      (12.02)
  Pro forma effect of SFAS No. 123                         (0.23)            (0.04)
                                                   -------------     -------------
  Pro forma after giving effect to SFAS No. 123    $      ( 7.37)    $      (12.44)
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

Treasury Stock:

Treasury stock consists of 94,313 shares of the Company's common stock issued to the Trust Under Deferred Compensation Plan for D2CO, LLC.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


7.   STOCKHOLDERS' EQUITY (Continued)

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


8.   INCOME TAXES

The provision for income taxes consisted of the following:


                                                                 For the year ended June 30,
                                                                    2002            2001
                                                                ------------    -------------
Deferred benefit:
     Federal                                                    $  1,083,000    $  1,535,000
     State                                                           191,000         271,000
                                                                ------------    ------------
                                                                   1,274,000       1,806,000
Increase in valuation allowance                                   (1,274,000)     (1,806,000)
                                                                ------------    ------------
                                                                $          -    $          -
                                                                ============    ============

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:


                                                                 For the year ended June 30,
                                                                    2002            2001
                                                                ------------    -------------

Expected tax (benefit)                                          $ (4,019,000)   $ (2,351,000)
Increase (decrease) in taxes resulting from:
Permanent differences                                              3,475,000         960,000
State and local income tax (benefit), net of federal effect         (730,000)       (415,000)
Increase in valuation allowance                                    1,274,000       1,806,000
                                                                ------------    ------------
Taxes on income                                                 $          -    $          -
                                                                ============    ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at June 30, 2002 and 2001 are as follows:


                                                                          June 30,
                                                                ----------------------------
                                                                    2002            2001
                                                                ------------    ------------
Deferred tax assets:
   Accounts receivable allowance                                $      1,000    $      5,000
   Accrued expenses                                                    4,000          14,000
   Depreciation and amortization                                       7,000               -
   Compensation expense for common stock options and
      warrants not allowed for income tax purposes                 1,841,000       1,954,000
   Federal, state and local net operating loss carryforwards      13,961,000       9,309,000
                                                                ------------    ------------
   Net deferred tax asset before valuation allowance              15,814,000      11,282,000

   Valuation allowance                                           (15,814,000)    (11,282,000)
                                                                ------------    ------------
   Net deferred tax asset                                       $          -    $          -
                                                                ============    ============

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


8.   INCOME TAXES (Continued)

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

9.   COMMITMENTS AND CONTINGENCIES

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


9.   COMMITMENTS AND CONTINGENCIES (Continued)

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
                 -----------
                 $ 1,466,666
                 ===========

Claims Contingency:

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


9.  COMMITMENTS AND CONTINGENCIES (Continued)

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

10   RELATED PARTY TRANSACTIONS

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


10   RELATED PARTY TRANSACTIONS (Continued)

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

     * to make the payments due under the Management Agreement to the Trust.

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


10     RELATED PARTY TRANSACTIONS (Continued)

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


10.    RELATED PARTY TRANSACTIONS (Continued)

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


10.   RELATED PARTY TRANSACTIONS (Continued)

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


10.   RELATED PARTY TRANSACTIONS (Continued)

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


10.     RELATED PARTY TRANSACTIONS (Continued)

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


10.     RELATED PARTY TRANSACTIONS (Continued)

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

11.     CONVERSION OF NOTES PAYABLE

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

The transactions involving Centerpoint also caused the automatic conversion of promissory notes in accordance with their terms. The promissory notes, in the aggregate amount of $6,284,244, were converted into 837,908 common shares, at

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


11.   CONVERSION OF NOTES PAYABLE (Continued)

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

12.    BUSINESS SEGMENT INFORMATION

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

The following table summarizes information about operations and long-lived assets as of and for the years ended June 30, 2002 and 2001:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements


12.   BUSINESS SEGMENT INFORMATION (Continued)


                                               Systems          Soil        Other          Total
                                               -------          ----        -----          -----
Year Ended - June 30, 2002

     Revenues                                $         -    $    69,382    $       -    $     69,382
                                             ===========    ===========    =========    ============

     Operating loss                          $(4,521,899)   $(3,752,145)   $(102,520)   $ (8,376,564)
     Other income/(expense), net             $(4,193,612)    (4,208,301)   $ (99,124)   $ (8,501,037)
     Minority interest                       $         -    $         -    $  85,457    $     85,457
                                             -----------    -----------    ---------    ------------
     Net Loss                                $(8,715,511)   $(7,960,446)   $(116,187)   $(16,792,144)
                                             ===========    ===========    =========    ============
     Supplemental segment information:

     Amortization and depreciation           $    32,860    $    23,877    $       -    $     72,199


     As of June 30, 2002

     Property and Equipment, net             $    68,070    $    86,355    $       -    $    154,425
     Total Assets                            $ 1,837,339    $ 1,858,162    $  57,398    $  3,752,899

Year Ended - June 30, 2001

     Revenues                                $    10,000    $    74,322    $       -    $     84,322
                                             ===========    ===========    =========    ============
     Operating loss                          $(6,721,219)   $(5,320,737)   $       -    $(12,041,956)
     Other income/(expense), net             $(1,800,627)   $(1,710,640)   $       -    $ (3,511,267)
     Minority interest                                 -              -            -               -
                                             -----------    -----------    ---------    ------------
     Net Loss                                $(8,521,846)   $(7,031,377)   $       -    $(15,553,223)
                                             ===========    ===========    =========    ============

    Supplemental segment information:

    Amortization and depreciation            $    28,729    $    48,225    $       -    $     76,954

    As of June 30, 2001

    Property and Equipment, net              $    85,410    $    97,441    $       -    $    182,851
    Total Assets                             $   840,516    $   842,146    $       -    $  1,682,662


13.   CONCENTRATIONS OF CREDIT RISK

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


13.  CONCENTRATIONS OF CREDIT RISK (Continued)

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


14.  SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

     The Company had the following non-cash financing activities:


                                                                       Year ended June 30,
                                                                       2002           2001
                                                                    ----------     ----------
Warrants issued in private placement                                $        -     $  699,902
Convertible bridge notes payable converted to common stock           7,325,354              -
Note payable, related parties-current converted to common stock      1,867,872              -
Note payable, related parties-long-term converted to common stock    3,609,783              -
Cancellation of note receivable for sale of warrants                         -        500,000
Beneficial conversion feature on convertible bridge notes                    -      1,751,000
Note receivable received for sale of common stock, and reassigned
     for purchase of Centerpoint stock                               3,263,000              -
Claims receivable received for sale of common stock, then
     reassigned for purchase of Centerpoint stock                    2,487,000              -
Common stock issued to the Trust                                       820,477              -


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 17, 2003            BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                   By: /s/ David J. Mitchell
                                       -------------------------------------
                                        David J. Mitchell
                                        Chief Executive Officer


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

Dated: January 17, 2002           /s/ David J. Mitchell
                                  ------------------------------------
                                  David J. Mitchell
                                  Chief Executive Officer
                                  (Principal Executive Officer)

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

Dated: January 17, 2003           /s/ Lawrence R. Danziger
                                  ------------------------------------
                                  Lawrence R. Danziger
                                  Chief Financial Officer
                                  (Principal Financial Officer)

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


/s/ David J. Mitchell                     /s/ Lawrence R. Danziger
--------------------------------          ----------------------------------
David J. Mitchell                         Lawrence R. Danziger
Chief Executive Officer                   Chief Financial Officer
January 17, 2003                          January 17, 2003