Form 10QSB/A
period 2002-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-01-17
CIK 875729

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1



[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

                                        OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____


                          Commission File No. 001-31437


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

As of November 12, 2002 the issuer had outstanding 5,304,521 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary of the registrant.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                     BION ENVIRONMENTAL TECHNOLOGIES, INC.

                        QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS



PART I ................................................................  3

       Item 1.  Financial Statements ..................................  3
                Unaudited consolidated balance sheet as of
                  September 30, 2002 ..................................  4
                Unaudited consolidated statements of operations
                  for the three months ended September 30, 2002
                  and 2001 ............................................  5
                Unaudited consolidated statements of cash flows
                  for the three months ended September 30, 2002 and
                  2001 ................................................  6
                Notes to unaudited consolidated financial
                  statements ..........................................  7
       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................. 13
       Item 3.  Controls and Procedures ............................... 20

PART II ............................................................... 21

       Item 6.  Exhibits and Reports on Form 8-K ...................... 21
       Signatures ..................................................... 22
       Certifications ................................................. 23

                                   PART I

Item 1.  Financial Statement

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Balance Sheet
As of September 30, 2002

ASSETS

Current assets:
  Cash and cash equivalents                                 $    867,375
  Accounts receivable, net of allowance for doubtful
   accounts of $2,000                                              8,946
  Inventory                                                      116,286
  Prepaid expenses and other current assets                      106,204
                                                            ------------
     Total current assets                                      1,098,811

Property and equipment, net                                      243,402
Claims receivable                                              1,339,154
Other assets                                                     213,455
                                                            ------------
     Total assets                                           $  2,894,822
                                                            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                           $    411,301
 Accrued expenses                                                 57,433
 Capital lease obligation                                          2,804
                                                            ------------
     Total current liabilities                                   471,538

Deferred compensation                                            447,177
                                                            ------------
     Total liabilities                                           918,715

Minority interest                                                406,041

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000 shares
 authorized, -0- shares issued and outstanding
Common stock, no par value, 100,000,000 shares
 authorized, 4,208,791 shares issued and 4,117,352
 shares outstanding (this does not include 1,095,730
 shares held by Centerpoint which will be distributed
 to Bion and subsequently cancelled)
Additional paid in capital                                    59,411,915
Accumulated deficit                                          (57,021,372)
Treasury stock, at cost, 91,439 shares of common stock          (820,477)
                                                            ------------

     Total stockholders' equity                                1,570,066
                                                            ------------
     Total liabilities and stockholders' equity             $  2,894,822
                                                            ============

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations

                                                       Three Months Ended
                                                         September 30,
                                                    2002             2001
                                                 ------------    -----------

Revenue:
 Soil sales                                      $    46,638     $    13,003
                                                 -----------     -----------
Cost of soil                                         195,718         119,090
                                                 -----------     -----------
Gross loss                                          (149,080)       (106,087)
                                                 -----------     -----------

Expenses:
 General and administrative (excluding
  $158,447 and $218,231 of non-cash
  charges for services and compensation,
  respectively)                                      637,192         627,778
 Research and development                            149,862         213,467

 Non-cash charges for services and
  compensation (net of reversal of deferred
  compensation of $221,545 and $0,
  respectively                                       (63,098)        218,231
                                                 -----------     -----------
                                                     723,956       1,059,476


Operating loss                                      (873,036)     (1,165,563)
                                                 -----------     -----------
Other income and expense:
 Interest expense (including $0 and
  $1,118,718 of  non-cash interest charges,
  respectively)                                          (75)     (1,119,214)
 Interest income                                       5,629           9,198
 Other expense, net                                  (16,699)         41,358
                                                 -----------     -----------
                                                     (11,145)     (1,068,658)
                                                 -----------     -----------
Net loss before minority interest                   (884,181)     (2,234,221)
                                                 -----------     -----------

Minority interest                                     35,052            -
                                                 -----------     -----------
Net loss and comprehensive loss                  $  (849,129)    $(2,234,221)
                                                 ===========     ===========

Basic and diluted loss per common share:
 Net loss per common share                       $     (0.21)    $     (1.71)
                                                 ===========     ===========

Weighted-average number of common shares
 outstanding, basic and diluted loss per
 share                                             4,117,352       1,306,839
                                                 ===========     ===========

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
                                                       Three Months Ended
                                                         September 30,
                                                    2002             2001
                                                 ------------   ------------
Cash flows from operating activities:
 Net loss                                        $   (849,129)  $ (2,234,221)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Minority interest in net loss of subsidiary        (35,052)          -
   Depreciation and amortization                       20,543         19,640
   Loss on disposal of asset                            7,443           -
   Amortization of debt discount                         -           777,213
   Issuance of note payable for deferred
    compensation                                      150,000              -
   Accretion of notes payable for interest
    expense                                              -           341,505
   Compensation charge from variable options             -            (3,469)
   Non-cash charges for equity instruments issued
    for compensation and services                    (213,099)       221,579
   Changes in:
     Accounts receivable                                8,349         13,673
     Note receivable                                     (985)        15,188
     Inventory                                        (48,646)          -
     Prepaid expenses and other current assets         41,795        (14,635)
     Deposits and other                                  (463)          -
     Accounts payable                                  87,364        (33,334)
     Accrued liabilities                                2,281         10,195
                                                 ------------   ------------
      Net cash used in operating activities          (829,599)      (886,666)
                                                 ------------   ------------
Cash flows from investing activities:
 Purchases of property and equipment                 (116,152)          -
                                                 ------------   ------------
      Net cash used in investing activities          (116,152)          -
                                                 ------------   ------------
Cash flows from financing activities:
 Payments of capital lease obligations                   (445)        (5,857)
                                                 ------------   ------------
      Net cash used in financing activities              (445)        (5,857)
                                                 ------------   ------------
Net decrease in cash and cash equivalents            (946,196)      (892,523)

Cash and cash equivalents, beginning of period      1,813,571      1,300,398
                                                 ------------   ------------
Cash and cash equivalents, end of period         $    867,375   $    407,875
                                                 ============   ============

Supplemental disclosure of cash flow information:
 Cash paid for interest during the period        $         75   $        495
                                                 ============   ============

Supplemental disclosure of non-cash financing
activities:
 Issuance of stock for convertible bridge note   $       -      $    112,740
 Issuance of stock for note receivable           $       -      $     70,000

See notes to consolidated financial statements

                                         5
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements

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

Certain 2001 items have been reclassified to conform to their 2002 presentation.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements (continued)


The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $849,129 during the three months ended September 30, 2002 (including non-cash income of $63,098) and has a history of losses which has resulted in an accumulated deficit of $57,021,372 at September 30, 2002.

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


We have a stockholders' equity of $1,570,066 an accumulated deficit of $57,021,372 limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.


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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements (continued)

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

Revenue Recognition:

Bionsoil sales are recognized upon delivery of soil to customer and all risk and rewards of ownership pass to the buyer at this time.

Revenues from fixed-price system development and construction projects are recognized on the percentage-of-completion method. For contracts accounted for under the percentage-of-completion method, the amount of revenue recognized is the percentage of the total contract price that the cost expended to date bears to the anticipated final total cost based upon current estimates of the cost to complete the contract. Contract cost includes all labor and benefits, materials unique to or installed in the project, subcontract costs an allocations of indirect costs. General and administrative costs are charged to expense. Provisions for estimated losses or uncompleted contracts are provided when determined, regardless of the completion percentage. As contracts can extend over one or more accounting periods, revisions in costs and earnings estimated during the course of the work are reflected during the accounting period in which the facts that require such revisions become know. Project managers make assumptions concerning cost estimates for labor hours, consultant hours and other project changes in customer needs as projects progress, it is at least reasonably possible that completion costs for some uncompleted projects may be further revised in the near term, and that such revisions may be material.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements (continued)


Patents:

Patents are recorded at costs of $54,946 less accumulated amortization of $25,617 for a net amount of $29,329, which is included in other assets. Amortization is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the period ended September 30, 2002 and 2001 was $808 for each period.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements (continued)


does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

Potential dilution from a subsequent equity financing:


On January 10, 2002, the Company entered into a subscription agreement with Centerpoint Corporation ("Centerpoint") and a purchase agreement with OAM S.p.A. ("OAM") whereby the Company issued, in aggregate, 2,000,000 shares of its common stock at $7.50. Under the terms of these agreements, additional shares may be issued to Centerpoint and OAM if the Company raises equity at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued would be determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing.


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


The Company and D2 orally agreed during January 2002, that in the event the average price per common share is below $7.50 for any quarter in which consulting fees are to be paid to the Trust, Bion will issue a convertible bridge note in lieu of the stock payment. The agreement is to remain in place during the "Adjustment Period" noted in the Centerpoint and OAM Agreements. The convertible note is recorded as deferred compensation upon consolidation

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to unaudited consolidated financial statements (continued)


of the Trust. The Company has restated its September 30, 2002 consolidated financial statements to reflect the consolidation of the Trust. The more significant effects of the restatement were to reduce consolidated net loss and consolidated stockholders equity at September 30, 2002 by $221,545 and $297,177, respectively.


On September 30, 2002, the Company issued a bridge note for the D2 management fee to be paid to the Trust for the three months ended September 30, 2002.
The convertible bridge note was issued having an amount of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible bridge note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing, at the election of the holder.

     During the three months ended September 30, 2001, 8,099 shares were issued for $125,000 of management fees.


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

Other: Contains the operating results of Centerpoint in which the Company's owns 57.6%. Centerpoint currently does not have any business operations other than general and administrative.

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

The following table summarizes information about operations and long-lived assets as of and for the three months ended September 30, 2002 and 2001:

                        Systems          Soil        Other         Total
                        -------          ----        -----         -----

Three Months Ended
 September 30, 2002

  Revenues              $     -       $   46,638    $   -       $    46,638
                        ==========    ==========    ========    ===========
Operating loss          $ (485,109)   $ (373,797)   $(14,130)   $  (873,036)
Other income/(expense),
 net                    $   32,991    $   24,443    $(68,579)   $   (11,145)
Minority interest       $     -       $     -       $ 35,052    $    35,052
                        ----------    ----------    --------    -----------
Net Loss                $ (452,118)   $ (349,354)   $(47,657)   $  (849,129)
                        ==========    ==========    ========    ===========
Supplemental segment
information:
 Amortization and
  depreciation          $    9,144    $   11,399    $   -       $    20,543

As of September 30, 2002

Property and Equipment,
 net                    $   61,311    $  182,091    $   -       $   243,402
Total Assets            $1,315,881    $1,538,396    $ 40,545    $ 2,894,822


                        Systems          Soil        Other         Total
                        -------          ----        -----         -----

Three Months Ended
 September 30, 2001

Revenues                $     -       $   13,003    $   -       $    13,003
                        ===========   ==========    ========    ===========

Operating loss          $  (719,847)  $ (445,716)   $   -       $(1,165,563)
Other income/(expense),
 net                    $  (531,253)  $ (537,405)   $   -       $(1,068,658)
Minority interest       $     -       $     -       $   -       $      -
                        -----------   ----------    --------    -----------
Net Loss                $(1,251,100)  $ (983,121)   $   -       $(2,234,221)
                        ===========   ==========    ========    ===========
Supplemental segment
 information:
  Amortization and
  depreciation          $     7,630   $  12,010     $   -       $    19,640

As of September 30, 2001
 Property and Equipment,
  net                   $    78,587   $  85,431     $   -       $   164,018

Total Assets            $   418,244   $ 408,027     $   -       $   829,271

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

    Our Nutrient Management System (NMS) is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids that are the basis of our organic soil and fertilizer business segment. Our BionSoil and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

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

     We also have an ongoing research program related to our BionSoil and Bion Fertilizer product lines. This research and development includes work related to harvest and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of BionSoil and Bion Fertilizer blends in a number of plants in a variety of growing environments.

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


     Revenue from the sale of BionSoil products and associated fees are recognized upon delivery to customer, as the Company has no continuing obligations.


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

Results of Operations - Comparison of Three Months Ended September 30, 2002 with Three Months Ended September 30, 2001

     We recorded $47,000 of BionSoil sales during the three months ended September 30, 2002 ("2003 Quarter"). This compares to BionSoil sales of $13,000 for the three months ended September 30, 2001 ("2002 Quarter"). The amounts remained approximately the same due to our concentration on research and development of our second generation system in the 2002 Quarter and the early phase of our transition to commercial production in the 2003 Quarter, as well as further BionSoil testing and analysis. Cost of soil was $196,000 for the 2003 Quarter and $119,000 for the 2002 Quarter. The increase in cost of goods sold was proportionately higher than the increase in sales due to the fact that more soil was produced and sold at prices below cost to help gain market acceptance. We believe that this trend will reverse as we enter the commercial phase of system sales and revenues will increase at a higher rate.

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

     Non-cash expenses for services and compensation decreased to ($63,000) during the 2003 Quarter from $218,000 for the 2002 Quarter. The decrease is due to a reduction in amortization expense for the value of options previously issued to various individuals and income from deferred compensation as a result of the decrease in value of our common stock in the Trust.


     Interest expense decreased to $75 for the 2003 Quarter from $1,119,000 for the 2002 Quarter. The decrease was due to the conversion of all the Company's outstanding debt other than trade payables to common stock in January 2002.

     We did not record income tax expense during the years ended June 30, 2002 and 2001, as a result of our net losses. A valuation allowance of $16,179,000 at September 30, 2002, was established because of the uncertainty that the deferred tax asset will be realized.

     At September 30, 2002, we had net operating loss carryforwards of approximately $33,513,000, with expirations through 2022. The utilization of a portion of the loss carryforwards may be limited under Section 382 of the Internal Revenue Code.

     The net loss and comprehensive loss decreased $1,385,000 (62%) in the 2003 Quarter compared to the 2002 Quarter. The decrease primarily related to a decrease of $1,119,000 of non-cash interest expense and income from deferred compensation of $221,545 as a result of the decrease in value of our common stock in the Trust.

     Basic and diluted loss per common share decreased by $1.50, from $1.71 to $0.21. The decrease in the loss per share is attributable to the increase in the amount of shares outstanding due to the conversion of all our debt, other than trade payables, to common stock and the decrease in interest expense.

Seasonality

     Bion's installation capability is restricted in cold weather climates to approximately eight months per year. However, when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil harvests on the existing installed base is semi-annual and is timed for spring and fall, with harvested soils being available for sale during the next spring or fall. BionSoil and Bion Fertilizer product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer and fall sales.

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

     We have stockholders' equity of $1,570,000 a cumulative deficit of $57,021,372 limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil sales are sufficient to fund operations.


Consolidated Working Capital

     Consolidated working capital increased to $627,000 at September 30, 2002 from a negative $8,728,000 at September 30, 2001. This increase is primarily due to the issuance of common stock to Centerpoint for partial consideration of $8,500,000, reduction our current debt of $8,100,000 as a result of the conversion of this amount of debt into 1,312,094 shares of the Company's common stock. These increases were offset by cash of $3,700,000 paid for the purchase of 57.7% of the outstanding shares of Centerpoint and continued operating losses since the 2002 Quarter of $3,424,000 not including non cash charges for services and compensation, non cash interest expenses and depreciation and amortization.


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

Item 2.  Changes in Securities

     On September 30, 2002, the Company issued a bridge note for the D2 management fee to be paid to the Trust Under Deferred Compensation Plan for D2CO, LLC ("Trust") for the three months ended September 30, 2002. The convertible bridge note was issued having an amount of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible bridge note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing, at the election of the holder. The securities described in this section were issued by Bion in a transaction not involving a public offering. The Trust is a sophisticated investor associated with a Director of the Company and had access to complete information concerning the Company. The Trust made representations that it was an "accredited" investor who was receiving the securities with investment intent and not with the intent to distribute the securities. The issuance of the securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Reports on Form 8-K

None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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


Date: January 17, 2003           /s/ David J. Mitchell
                                 -------------------------------------
                                 Name:  David J. Mitchell
                                 Title: Principal Executive Officer

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

Date: January 17, 2003               /s/ Lawrence Danziger
                                     ------------------------------------
                                     Name:  Lawrence Danziger
                                     Title: Principal Financial Officer