Form 10QSB
period 2002-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-02-19
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

As of February 13, 2003 the issuer had outstanding 5,304,521 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary of the registrant.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X










                     BION ENVIRONMENTAL TECHNOLOGIES, INC.

                       QUARTERLY REPORT ON FORM 10-QSB

                              TABLE OF CONTENTS



PART I ..................................................................  3
       Item 1.  Financial Statements ....................................  3
                Unaudited consolidated balance sheet as of
                  December 31, 2002 .....................................  4
                Unaudited consolidated statements of operations
                  for the three and six months ended
                  December 31, 2002 and 2001 ............................  5
                Unaudited consolidated statements of cash flows
                  for the six months ended
                  December 31, 2002 and 2001 ............................  6
                Notes to unaudited consolidated financial statements ....  7
       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .................... 15
       Item 3.  Controls and Procedures ................................. 21

PART II ................................................................. 22

       Item 1.  Legal Proceedings ....................................... 22
       Item 2.  Changes in Securities ................................... 22
       Item 5.  Other Information ....................................... 22
       Item 6.  Exhibits and Reports on Form 8-K ........................ 23

       Signatures ....................................................... 24

       Certifications ................................................... 25

                               PART I

Item 1.  Financial Statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet
As of December 31, 2002


ASSETS

Current assets:
     Cash and cash equivalents                                                  $   122,198
     Accounts receivable, net of allowance for doubtful accounts of $2,000           20,431
     Inventory                                                                      211,842
     Prepaid expenses and other current assets                                      111,358
                                                                                -----------
          Total current assets                                                      465,829

Property and equipment, net                                                         223,479
Claims receivable                                                                 1,339,154
Other assets                                                                        212,638
                                                                                -----------
          Total assets                                                          $ 2,241,100
                                                                                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   681,572
     Accrued expenses                                                               177,101
     Capital lease obligation                                                         2,115
                                                                                -----------
          Total current liabilities                                                 860,788

Deferred compensation                                                               494,272
                                                                                -----------
          Total liabilities                                                       1,355,060

Minority interest                                                                   445,083


Commitments and contingencies

Stockholders' Equity:

Preferred Stock, $.01 par value, 10,000 shares authorized,
  -0- shares issued and outstanding
Common stock, no par value, 100,000,000 shares authorized,
   4,208,791 shares issued and 4,117,352 outstanding
   (this does not include 1,095,730 shares held by Centerpoint which will be distributed to Bion and subsequently cancelled)
Additional paid in capital                                                       59,220,602
Accumulated deficit                                                             (57,959,168)
Treasury stock, at cost, 91,439 shares of common stock                             (820,477)
                                                                                -----------
     Total stockholders' equity                                                     440,957
                                                                                -----------

     Total liabilities and stockholders' equity                                 $ 2,241,100
                                                                                ===========

                See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations


                                                          Three Months Ended            Six Months Ended
                                                             December 31,                 December 31,
                                                      --------------------------    --------------------------
                                                          2002            2001          2002           2001
                                                      -----------    -----------    -----------    -----------
Revenue:
     Soil sales                                       $    62,626    $    15,610    $   109,264    $    28,612
                                                      -----------    -----------    -----------    -----------

Cost of soil                                              191,398        123,586        387,116        242,676
                                                      -----------    -----------    -----------    -----------

Gross loss                                               (128,772)      (107,976)      (277,852)      (214,064)
                                                      -----------    -----------    -----------    -----------
Expenses:
     General and administrative (excluding non-
          cash charges for services and compensation
          of $55,176 and $276,700 for the three months
          ended December 31, 2002 and 2001,
          respectively and $(7,923) and $500,629 for the
          six months ended December 31, 2002 and 2001,
          respectively)                                   727,002        590,796      1,364,195      1,212,876
     Research and development                             185,332        183,698        335,194        397,167
     Non-cash charges for services and compensation        55,176        276,700         (7,923)       500,629
                                                      -----------    -----------    -----------    -----------
                                                          967,510      1,051,194      1,691,466      2,110,672
                                                      -----------    -----------    -----------    -----------

Operating loss                                         (1,096,282)    (1,159,170)    (1,969,318)    (2,324,736)
                                                      -----------    -----------    -----------    -----------
Other income and expense:
     Interest expense (including non-cash interest
          charges of $2,250 and $1,421,048 for the three
          months ended December 31, 2002 and 2001,
          respectively and $2,250 and $2,539,766 for the
          six months ended December 31, 2002 and 2001,
          respectively)                                    (2,362)    (1,421,347)        (2,437)    (2,540,559)
     Interest income                                        2,161          1,494          7,790         10,693
     Other (expense) income, net                           (3,914)        27,252        (20,613)        68,610
                                                      -----------    -----------    -----------    -----------
                                                           (4,115)    (1,392,601)       (15,260)    (2,461,256)
                                                      -----------    -----------    -----------    -----------
Net loss before minority interest                      (1,100,397)    (2,551,771)    (1,984,578)    (4,785,992)
                                                      -----------    -----------    -----------    -----------
Minority interest                                         (39,041)             -         (3,989)             -
                                                      -----------    -----------    -----------    -----------
Net loss and comprehensive loss                       $(1,139,438)   $(2,551,771)   $(1,988,567)   $(4,785,992)
                                                      ===========    ===========    ===========    ===========
Basic and diluted loss per common share:

Net loss per common share                             $     (0.28)   $     (1.92)   $     (0.48)   $     (3.63)
                                                      ===========    ===========    ===========    ===========
Weighted-average number of common shares
     outstanding, basic and diluted loss                4,117,352      1,329,805      4,117,352      1,318,322
                                                      ===========    ===========    ===========    ===========


              See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

                                                                          Six Months Ended
                                                                            December 31,
                                                                      --------------------------
                                                                          2002           2001
                                                                      -----------    -----------
Cash flows from operating activities:
 Net loss                                                             $(1,988,567)   $(4,785,992)

 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Minority interest in net loss of subsidiary                           3,989              -
      Depreciation and amortization                                        41,274         37,569
      Beneficial conversion feature amortized to interest expense               -        297,000
      Loss on disposal of asset                                             7,443              -
      Amortization of debt discount                                             -      1,554,425
      Accretion of notes payable for interest expense                       2,250        688,341
      Reduction of note receivable for consulting services                      -         41,100
      Compensation charge from variable options                                 -         (3,469)
      Non-cash charges for equity instruments issued for compensation
           and services                                                    (7,923)       462,998
      Changes in:
          Accounts receivable                                              (3,137)        10,350
          Note receivable                                                  (1,987)      (121,441)
          Inventory                                                      (144,202)             -
          Prepaid expenses and other current assets                        36,641            114
          Deposits and other                                                  548              -
          Accounts payable                                                357,635         96,051
          Accrued expenses                                                121,949         16,406
                                                                      -----------    -----------
          Net cash used in operating activities                        (1,574,087)    (1,706,548)
                                                                      -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment                                   (116,152)       (12,575)
                                                                      -----------    -----------
          Net cash used in investing activities                          (116,152)       (12,575)
                                                                      -----------    -----------
Cash flows from financing activities:
   Payments of capital lease obligations                                   (1,134)        (9,011)
   Proceeds from the exercise of stock options                                  -        120,000
   Issuance of notes payable, related parties                                   -        355,000
                                                                      -----------    -----------
          Net cash (used in) provided by financing activities              (1,134)       465,989
                                                                      -----------    -----------
Net decrease in cash and cash equivalents                              (1,691,373)    (1,253,134)

Cash and cash equivalents, beginning of period                          1,813,571      1,300,398
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $   122,198    $    47,264
                                                                      ===========    ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                         $       299    $       793
                                                                      ===========    ===========
Supplemental disclosure of non-cash financing activities:
     Issuance of stock for convertible bridge note                    $         -    $   112,740

              See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bion Environmental Technologies, Inc. (the "Company", "Bion", "we", "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 2002. Operating results for the periods indicated are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

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

The Company's Nutrient Management System (NMS) is a patented biological and engineering process that treats water, nutrient and air pollution associated with animal waste. The system also provides a use for the waste materials and solids by biologically converting them into environmentally friendly, time-release organic-based solids that are the basis of Bion's organic soil and fertilizer business segment. Bion's BionSoil(R) and Bion Fertilizer product lines contain a unique mix of organic nutrients, bacteria and other microbes that extensive testing has shown produces superior plant growth with reduced leaching of nutrients when compared to traditional chemical fertilizers.

BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


2.   ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $1,988,567 during the six months ended December 31, 2002 and has a history of losses which has resulted in an accumulated deficit of $57,959,168 at December 31, 2002.

During the year ended June 30, 2002, through the Company's transactions with Centerpoint Corporation and OAM S.p.A., the Company obtained $4,800,000 in
cash.   The Company is currently engaged in seeking additional financing to satisfy its current operating requirements.

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

We have a stockholders' equity of $440,957, an accumulated deficit of $57,959,168, limited current revenues, substantial current operating losses and negative working capital. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per share of common stock:

Basic earnings per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Therefore, basic and diluted earnings per share are the same for all periods presented[lrd1]. For the periods ended December 31, 2002, 199,027 stock options and 1,393,303 warrants having a weighted-average exercise price of $12.64 and $7.66, respectively, were excluded in the net loss per share calculation since the effect of inclusion would be anti-dilutive and for the periods ended December 31, 2001, 172,391 stock options and 933,147 warrants having a weighted-average exercise price of $20.10 and $15.00, respectively, were excluded in the net loss per share calculation since the effect of inclusion would be anti-dilutive.

Patents:

Patents are recorded at costs of $54,946 less accumulated amortization of $26,425 for a net amount of $28,521, which is included in other assets. Amortization is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the six and three month periods ended December 31, 2002 and 2001 was $1,616 and $808, respectively.

Recently issued accounting pronouncements:

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends certain provisions of SFAS No. 123 and is effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently assessing the impact of adoption of SFAS No. 148.


4.        DEFERRED COMPENSATION

On June 30, 2001, Bion and D2CO, LLC ("D2") agreed that the payments owed to D2 under an existing management agreement be paid to a Rabbi Trust for the benefit of D2. On July 31, 2001, Bion and Sam Spitz (the "Trustee") entered into the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust").

BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


4.        DEFERRED COMPENSATION (CONTINUED)

Under the Trust agreement, the Company shall contribute assets to the Trust. Such assets are subject to claims of the Company's creditors in the event of the Company's insolvency, at such times as specified in the management agreement with D2. D2 shall have no preferred claim on, or any beneficial
ownership interest in, any assets of the Trust.   Any rights created under the
management agreement with D2 and the Trust shall be unsecured contractual rights of D2 against the Company. Payments of all amounts in the Trust are to be made to D2 on January 2, 2011, as stated in the Trust agreement.

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

5.   STOCKHOLDERS' EQUITY

Reverse stock split:

Effective July 8, 2002, the Company completed a one-for-ten reverse stock split of its outstanding shares of common stock. The accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

6.   COMMITMENTS AND CONTINGENCIES

Claims contingency:

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. The Company does not believe that the claim has merit and that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


7.   RELATED PARTY TRANSACTIONS

The Company issued to D2 15,322 and 23,421 shares of common stock for management fees during the three and six months ended December 31, 2001, respectively. The management fees were valued at $125,000 and $250,000 during the three and six months ended December 31, 2001, respectively.

The Company and D2 orally agreed during January 2002, that in the event the average price per common share is below $7.50 for any quarter in which consulting fees are to be paid to the Trust, Bion will issue a convertible note in lieu of the stock payment. The agreement is to remain in place during the "Adjustment Period" noted in the Centerpoint and OAM Agreements. The convertible note is recorded as deferred compensation upon consolidation of the Trust.

On July 1, 2002, D2 returned to the Company 2,874 shares of the Company's common stock that was issued as part of the consulting fee to D2 paid to the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust") for the Benefit of D2. The shares were subsequently cancelled.

On September 30, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended September 30, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The convertible note is recorded as deferred compensation upon consolidation of the Trust.

On December 31, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended December 31, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The convertible note is recorded as deferred compensation upon consolidation of the Trust.


8.   BUSINESS SEGMENT INFORMATION

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

BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


8.   BUSINESS SEGMENT INFORMATION (CONTINUED)

Other: Contains the operating results of Centerpoint of which the Company's owns 57.6%. Centerpoint currently does not have any business operations other than general and administrative.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which is organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income. The following table summarizes information about operations and long-lived assets as of and for the six months ended December 31, 2002 and 2001:


                                          Systems          Soil         Other         Total
                                          -------          ----         -----         -----
Six Months Ended - December 31, 2002

  Revenues                              $         -    $   109,264    $       -    $   109,264
                                        ===========    ===========    =========    ===========

  Operating loss                        $(1,064,227)   $  (787,112)   $(117,979)   $(1,969,318)
  Other income/(expense), net           $       (68)   $    (8,504)   $  (6,688)   $   (15,260)
  Minority interest                     $         -    $         -    $  (3,989)   $    (3,989)
                                        -----------    -----------    ---------    -----------
  Net Loss                              $(1,064,295)   $  (795,616)   $(128,656)   $(1,988,567)
                                        ===========    ===========    =========    ===========

  Supplemental segment information:

  Amortization and depreciation         $    18,474    $    22,800    $       -    $    41,274

  As of December 31, 2002

  Property and Equipment, net           $    52,789    $   170,690    $       -    $   223,479
  Total Assets                          $   900,513    $ 1,254,809    $  85,778    $ 2,241,100

Six Months Ended - December 31, 2001

  Revenues                              $         -    $    28,612    $       -    $    28,612
                                        ===========    ===========    =========    ===========
  Operating loss                        $(1,415,723)   $  (909,013)   $       -    $(2,324,736)
  Other income/(expense), net           $(1,223,053)   $(1,238,203)   $       -    $(2,461,256)
                                        -----------    -----------    ---------    -----------
  Net Loss                              $(2,638,776)   $(2,147,216)   $       -    $(4,785,992)
                                        ===========    ===========    =========    ===========
  Supplemental segment information:

  Amortization and depreciation         $    15,767    $    21,802    $       -    $    37,569

  As of December 31, 2001

  Property and Equipment, net           $    83,833    $    75,639    $       -    $   159,472
  Total Assets                          $   249,408    $    225,002   $       -    $   474,410

                                    12


BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


8.   BUSINESS SEGMENT INFORMATION (CONTINUED)

The following table summarizes information about operations and long-lived assets as of and for the three months ended December 31, 2002 and 2001:



                                          Systems          Soil         Other         Total
                                          -------          ----         -----         -----
Three Months Ended - December 31, 2002

  Revenues                              $         -    $    62,626    $       -    $    62,626
                                        ===========    ===========    =========    ===========

  Operating loss                        $  (579,118)   $  (413,315)   $(103,849)   $(1,096,282)
  Other income/(expense), net           $       104    $       216    $  (4,435)   $    (4,115)
  Minority interest                     $         -    $         -    $ (39,041)   $   (39,041)
                                        -----------    -----------    ---------    -----------
  Net Loss                              $  (579,014)   $  (413,099)   $(147,325)   $(1,139,438)
                                        ===========    ===========    =========    ===========

  Supplemental segment information:

  Amortization and depreciation         $     9,331    $    11,400    $       -    $    20,731

  As of December 31, 2002

  Property and Equipment, net           $    52,789    $   170,690    $       -    $   223,479
  Total Assets                          $   900,513    $ 1,254,809    $  85,778    $ 2,241,100


Three Months Ended - December 31, 2001

   Revenues                             $         -    $    15,610    $       -    $    15,610
                                        ===========    ===========    =========    ===========
   Operating loss                       $  (695,876)   $  (463,294)   $       -    $(1,159,170)
   Other income/(expense), net          $  (691,800)   $  (700,801)   $       -    $(1,392,601)
   Minority interest                    $         -    $         -    $       -    $         -
                                        -----------    -----------    ---------    -----------
   Net Loss                             $(1,387,676)   $(1,164,095)   $       -    $(2,551,771)
                                        ===========    ===========    =========    ===========

   Supplemental segment information:

   Amortization and depreciation        $     8,137    $     9,792    $       -    $    17,929

   As of December 31, 2001

   Property and Equipment, net          $    83,833    $    75,639    $       -    $   159,472
   Total Assets                         $   249,408    $   225,002    $       -    $   474,410


BION ENVIRONMENTAL TECHNOLOGIES, INC., AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


9.   SUBSEQUENT EVENTS

During the period January 10, 2003 through February 13, 2003, D2 advanced the Company $245,000.

In February 2003, the Company reduced personnel resulting in future reductions of approximately $50,000 a month in salaries and benefits, not including other residual expense reductions. The Company intends to substantially reduce costs in the upcoming quarter.

Effective February 12, 2003, in order to eliminate an impediment to a possible future financing, the Company entered into an agreement with Centerpoint to immediately cancel Section 2.4 "Post-Closing Adjustment" and Section 1.2(b) "Failure to Register or Lapse of Effectiveness" from the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation dated January 2002. Management believes that it is in the best interests of the Company's shareholders that these obstacles to a possible future financing be removed.

As consideration to Centerpoint for canceling the sections noted above, the Company forgave all amounts due from Centerpoint, totaling approximately $500,000. In addition, the Company returned to Centerpoint for cancellation, warrants to purchase one million shares of Centerpoint.

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

Lack of Review by Independent Certified Public Accountants

     This Form 10-QSB has not been reviewed by BDO Seidman, LLP, our independent certified public accountants, as required by Item 310(b) of Regulation S-B. BDO Seidman, LLP has not performed the review because they have not yet reviewed the impact on the Company's accounts and operations of the various items disclosed in our Report on Form 8-K dated February 7, 2003. We are not aware of any dispute with BDO Seidman, LLP as to any accounting matters.

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

     We have been conducting business since 1989. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create a NMS that produces organic soil products as a by-product of remediation of the waste stream when installed on large dairies or swine farms. Through June 2000, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states, of which 19 are still in operation through December 2002. Of theses 19 systems, 12 are first generation Bion NMS soil production system installations and 7 are waste only systems. Since June 30, 2000 we have not installed any new NMS systems since our concentration has been on research and the development of our second generation system.

     We also have an ongoing research program related to our BionSoil(R) and Bion Fertilizer product lines. This research and development includes work related to harvest and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of BionSoil(R) and Bion Fertilizer blends in a number of plants in a variety of growing environments.

     As the development program described above moved forward during the 2001 and 2002 fiscal years, our focus shifted from sales of first generation systems to pre-marketing the system capabilities and the economics of our second generation NMS. We have recently initiated marketing Bion's second generation system. We anticipate that we will begin leasing our first second generation system in the summer of 2003 and receive approximately $22,000 a month in lease revenue.

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

    The following list of critical accounting policies is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included in this Quarterly Report on Form 10-QSB and in
Note 2 to the consolidated financial statements included in our Annual Report on Form 10-KSB/A. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

     Revenue recognition: BionSoil(R) sales are recognized upon delivery of soil to customer and all risks and rewards of ownership pass to the customer.

     Stock-based compensation: The Company accounts for its stock-based compensation arrangements with its employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to non-employees are accounted for at fair value in accordance with the provisions of SFAS 123.

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

     Claims receivable: Claims receivable are valued through an internal allocation made by Bion management based on its own evaluation of the relevant facts and circumstances and its review of a fairness opinion that was provided by an investment banking firm with regard to the transaction as a whole. The rights to 65% of these claims were ultimately assigned to OAM. The rights to 35% of the claims remained with Centerpoint and are included in the consolidated financial statements of the Company. This analysis requires the Company to make significant estimates, and changes in facts and circumstances could result in material changes in the valuation of the claims receivable.

     Contingencies: Management is unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain litigation matters disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these proceedings will have a material adverse affect on the Company's consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management's assumptions relating to these proceedings or the actual final resolution of these proceedings.

Results of Operations - Comparison of Six Months Ended December 31, 2002 with Six Months Ended December 31, 2001

     We recorded $109,000 of soil sales during the six months ended December 31, 2002 (the "2003 Six Months"). This compares to soil sales of $29,000 for the six months ended December 31, 2001 (the "2002 Six Months"). In the 2003 Six Months we began harvesting the solids from three of our first generation nutrient management systems. We did not harvest any solids from these systems in the 2002 Six Months as we were focusing our efforts on the development of our second generation system. The increase in solids allowed us to sell more soil during the 2003 Six Months compared to the 2002 Six Months. Cost of soil was $387,000 for the 2003 Six Months and $243,000 for the 2002 Six Months.
The increase in cost of goods sold was principally due to an increase in sales. The decrease in the gross loss as a percentage of sales is principally the result of economies of scale.

     General and administrative expenses increased to $1,364,000 for the 2003 Six Months from $1,213,000 for the 2002 Six Months. The increase is primarily attributable to an increase in legal fees of $131,000 due to increased legal costs associated with structuring a future private placement and the preparation of agreements with California State University, Fresno, DeVries Dairy and Dairy Properties, LLC, an increase in tax and accounting fees of $97,000 primarily due to expenses incurred to complete outstanding tax returns for Centerpoint and an increase in licensing fees of $50,000 for the BioBalance patent. These increases were offset by a decrease in salaries of $99,000.

     Research and development costs decreased to $335,000 for the 2003 Six Months from $397,000 for the 2002 Six Months. This decrease is primarily the result of the construction during the 2002 Six Months of the second generation prototype system built at Dreammaker Dairy. We did not incur construction costs on the prototype during the 2003 Six Months.

     Non-cash expenses for services and compensation decreased to income of $8,000 for the 2003 Six Months from an expense of $501,000 for the 2002 Six Months. During the 2003 Six Months, non-cash charges for services and compensation consisted of $300,000 in convertible notes issued as management fees to the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust") and amortization for the value of options issued of $19,000. These expenses were offset by income in the amount of $327,000 from the reduction in the value of the Company's common stock previously issued to the Trust. During the 2002 Six Months, non-cash charges for services and compensation consisted of amortization expense for the value of options previously issued to various individuals of $136,000, management fees to D2 of $250,000, common stock issued to individuals with a value of $77,000 and the reduction of a note receivable for services of $41,000. These amounts were offset by the reversal of a charge previously taken for variable options of $3,500.

     Interest expense decreased to $2,400 for the 2003 Six Months from $2,541,000 for the 2002 Year. The decrease is primarily the result of the conversion of all outstanding debt to common shares of the Company on January 15, 2002.

Results of Operations - Comparison of Three Months Ended December 31, 2002 with Three Months Ended December 31, 2001

     We recorded $63,000 of soil sales during the three months ended December 31, 2002 (the "2003 Quarter"). This compares to soil sales of $16,000 for the three months ended December 31, 2001 (the "2002 Quarter"). In the 2003 Quarter we began harvesting the solids from three of our first generation nutrient management systems. We did not harvest any solids from these systems in the 2002 Quarter as we were focusing our efforts on the development of our second generation system. The increase in solids allowed us to sell more soil during the 2003 Quarter compared to the 2002 Quarter. Cost of soil was $191,000 for the 2003 Quarter and $124,000 for the 2002 Quarter. The increase in cost of goods sold was principally due to an increase in sales. The decrease in the gross loss as a percentage of sales is principally the result of economies of scale.

     General and administrative expenses increased to $727,000 for the 2003 Quarter from $591,000 for the 2002 Quarter. The increase is primarily attributable to an increase in legal fees of $81,000 due to our efforts to register shares of common stock and obtain additional financing, an increase in accounting fees of $91,000 primarily due to expenses incurred to complete outstanding tax returns for Centerpoint and an increase in licensing fees of $25,000. These increases were offset by a decrease in salaries of $14,000, a decrease in rents of $17,000 and a decrease in travel of $29,000.

     Research and development costs remained approximately the same for the 2003 Quarter and the 2002 Quarter.

     Non-cash expenses for services and compensation decreased to $55,000 for the 2003 Quarter from $277,000 for the 2002 Quarter. During the 2003 Quarter, non-cash charges for services and compensation consisted of $150,000 in convertible notes issued as management fees to the Trust and $10,000 for amortization of the value of options previously issued. These amounts were offset by income in the amount of $105,000 from the reduction in the value of the Company's common stock previously issued to the Trust. During the 2002 Quarter, non-cash charges for services and compensation consisted of amortization expense for the value of options previously issued to various individuals of $59,000, management fees to D2 of $125,000, common stock issued to individuals with a value of $68,000 and the reduction of a note receivable for services of $25,000.

     Interest expense decreased to $2,400 for the 2003 Quarter from $1,421,000 for the 2002 Quarter. The decrease is primarily the result of the conversion of all outstanding debt to common shares of the Company on January 15, 2002.

Seasonality

     Bion's installation capability is restricted in cold weather climates to approximately eight months per year. However, when weather conditions limit construction activity in southern market areas, projects in northern markets can proceed, and when northern area weather is inappropriate, southern projects can proceed. BionSoil(R) harvests on the existing installed base is semi-annual and is timed for spring and fall, with harvested soils being available for sale shortly after harvesting. BionSoil(R) and Bion Fertilizer product sales are expected to exhibit a somewhat seasonal sales pattern with emphasis on spring, summer and fall sales.

Liquidity and Capital Resources

     Our principal sources of liquidity, which consist of cash and cash equivalents, are $122,000 as of December 31, 2002. We believe we will not generate sufficient operating cash flow to meet our needs and we are currently seeking external financing. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     We were successful during the year ended June 30, 2001 in raising working capital through the sale of warrants and convertible debt. During the year ended June 30, 2001 we raised $2,527,000 in a private placement in the form of convertible bridge notes. In addition, Southview, Inc., a related party, had advanced the Company funds totaling $518,000 as of June 30, 2001. During the year ended June 30, 2002 we raised net working capital of $4,800,000.

     All outstanding convertible debt of the Company was converted into shares of the Company's common stock on January 15, 2002 due to the Centerpoint transaction based upon agreed terms. These notes totaling $14,256,779 were converted at $7.50 per share, which was the same price per share of the shares purchased by Centerpoint. The total shares issued for the conversion of these notes were 1,900,911.

     During the period January 10, 2003 through February 13, 2003, D2 advanced the Company $245,000.

     At approximately the close of business on February 11, 2003, we were informed by potential investors that they would not proceed with a planned financing because of current market conditions. As a result, we were unable to proceed with a pending bridge financing because the bridge financing was intended to be repaid from funds that were to be provided from the expected financing that was terminated by the potential investors. Due to liquidity issues, we have informed all of our employees that we do not currently have enough cash on hand to pay our employees after February 15, 2003.

     Although we are currently seeking other sources of capital, as of this date we have not been able to secure financing that is necessary for our current and future operations and there can be no assurance that sufficient funds will be available from external sources. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. Since we do not yet have the ability to generate cash flow from operations, we will be forced to substantially curtail or cease our current business activities if we are not able to immediately raise capital from outside sources. This would have a material adverse effect on our business and our shareholders.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time is unknown. Currently, we estimate that no less than approximately $650,000 will be required for continued research and development efforts which includes construction of the system at Devries Dairy and the engineering for the system at the California Agricultural Technology Institute at California State University, Fresno. In addition, we would need additional funds for continued general and administrative expenses and funds to satisfy our existing creditors.

     Going Concern

     In connection with their report on our Consolidated Financial Statements as of and for the year ended June 30, 2002, BDO Seidman, LLP, our independent certified public accountants, expressed substantial doubt about our ability to continue as a going concern because of recurring net losses and negative cash flow from operations.

     We have stockholders' equity of $441,000, a cumulative deficit of $57,959,000, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

     Consolidated Working Capital

     Consolidated working capital is a negative $395,000 at December 31, 2002 compared to a positive $1,665,000 at June 30, 2002. This change is primarily the result of operating cash outflows of $1,574,000 and purchases of property and equipment of $116,000 during the 2003 Six Months.

     Analysis of Cash Flows

     Cash used in operating activities decreased to $1,574,000 in the 2003 Six Months from $1,707,000 in the 2002 Six Months. The decrease is primarily the result of an increase in accounts payable and accrued expenses of $480,000 and an increase in inventory of $144,000.

     Cash used in investing activities increased to $116,000 in the 2003 Six Months compared to $13,000 cash used in investing activities in the 2002 Six Months. The increase is the result of property and equipment purchases relating to soil processing made in the 2003 Six Months.

     Cash used in financing activities decreased to $1,000 in the 2003 Six Months compared to $466,000 of cash provided by financing activities in the 2002 Six Months. The decrease is primarily the result of the pay down of the principal balance of capital leases. In addition, the 2002 Six Months included proceeds of $120,000 from the exercise of stock options and proceeds of $355,000 from the issuance of notes payable to related parties.

     We currently have no commitments for material capital expenditures.

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

                                   PART II

Item 1.  Legal Proceedings

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. The Company does not believe that the claim has merit and that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

Item 2.  Changes in Securities

     On December 31, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust Under Deferred Compensation Plan for D2CO, LLC ("Trust") for the three months ended December 31, 2002. The convertible note was issued having an principal amount of $150,000 and pays interest at 6% per annum, payable in shares of the Company's common stock.
The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The securities described in this section were issued by Bion in a transaction not involving a public offering. The Trust is a sophisticated investor associated with a Director of the Company and had access to complete information concerning the Company. The Trust made representations that it was an "accredited" investor who was receiving the securities with investment intent and not with the intent to distribute the securities. The issuance of the securities was exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information

     We had the following changes to our management:

     Effective February 10, 2003, Mr. Salvatore Zizza resigned as our President and Chief Operating Officer citing he was not able to devote the time necessary to perform such duties.

     On February 7, 2003, as a result of cost-cutting measures, Mr. David Fuller has been terminated as our Principal Accounting Officer. The duties of the Principal Accounting Officer will now be performed by Mr. Lawrence Danziger, our Chief Financial Officer.

     On February 14, 2002, Howard E. Chase and Andrew Gould resigned as Directors. We are not aware of any disputes with either of these persons. Copies of their resignation letters are attached as Exhibits 99.3 and 99.4.

     Effective February 12, 2003, in order to eliminate an impediment to a possible future financing, the Company entered into an agreement with Centerpoint to immediately cancel Section 2.4 "Post-Closing Adjustment" and
Section 1.2(b) "Failure to Register or Lapse of Effectiveness" from the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation dated January 2002. Management believes that it is in the best interests of the Company's shareholders that these obstacles to a possible future financing be removed.

     As consideration to Centerpoint for canceling the sections noted above, the Company forgave all amounts due from Centerpoint, totaling approximately $500,000. In addition, the Company returned to Centerpoint for cancellation, warrants to purchase one million shares of Centerpoint.

Item 6.  Exhibits and Reports on Form 8-K

     The following documents are filed as exhibits to this Form 10-QSB, including those exhibits incorporated in this Form 10-QSB by reference to a prior filing of Bion under the Securities Act or the Exchange Act as indicated in parenthesis:

     Exhibit No.       Description

       10.1       Employment Agreement between Bion Environmental
                  Technologies, Inc. and Lawrence Danziger.

       10.2 Letter of Intent between Bion Environmental Technologies, Inc. and DeVries Dairy.

       10.3 Agreement between the Agricultural Foundation of California State University, Fresno and Bion Environmental
                  Technologies, Inc.

       99.1 Certification by David J. Mitchell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification by Lawrence R. Danziger pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.3       Resignation Letter from Howard Chase.

       99.4       Resignation Letter from Andrew Gould.


       Reports on Form 8-K

                  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 19, 2003            BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                    by: /s/ David J. Mitchell
                                        -----------------------------------
                                        David J. Mitchell
                                        Chief Executive Officer


                                    by: /s/ Lawrence R. Danzinger
                                        -----------------------------------
                                        Lawrence R. Danziger
                                        Chief Financial Officer

                 CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER
                THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

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

                                    /s/ David J. Mitchell
Date: February 19, 2003             ---------------------------------------
                                    Name:  David J. Mitchell
                                    Title: Principal Executive Officer

              CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER
             THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

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

                                    /s/ Lawrence Danzinger
Date: February 19, 2003             ----------------------------------------
                                    Name:  Lawrence Danziger
                                    Title: Principal Financial Officer