Form 10QSB
period 2003-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-05-01
CIK 875729

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 OR THE TRANSITION PERIOD FROM _______ TO _______



                         Commission file number 001-19333



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

As of April 30, 2003 the issuer had outstanding 5,276,802 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary of the registrant and 91,439 shares of common stock held in trust.

Transitional Small Business Disclosure Format (Check one): Yes ___ No  X

                 BION ENVIRONMENTAL TECHNOLOGIES, INC.

                  QUARTERLY REPORT ON FORM 10-QSB

                          TABLE OF CONTENTS



PART I ..................................................................  3

     Item 1.  Financial Statements ......................................  3

             Unaudited consolidated balance sheet as
                of March 31, 2003 .......................................  4

             Unaudited consolidated statements of operations
               for the three and nine months ended
               March 31, 2003 and 2002 ..................................  5

             Unaudited consolidated statements of cash
               flows for the nine months ended
               March 31, 2003 and 2002 ..................................  6

             Notes to unaudited consolidated financial statements .......  7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ....................... 15

     Item 3.  Controls and Procedures ................................... 22

PART II ................................................................. 22

     Item 1.  Legal Proceedings ......................................... 22

     Item 5.  Other Information ......................................... 23

     Item 6.  Exhibits and Reports on Form 8-K .......................... 23

     Signatures ......................................................... 24

     Certifications ..................................................... 25

                                  PART I

Item 1.  Financial Statements

This Form 10-QSB has not been reviewed by BDO Seidman, LLP, our independent certified public accountants, as required by Item 310(b) of Regulation S-B. BDO Seidman, LLP has not performed the review because they have not yet reviewed the impact on the Company's accounts and operations of the various items disclosed in our Report on Form 8-K dated February 7, 2003. We are not aware of any dispute with BDO Seidman, LLP as to any accounting matters. In addition, we owe approximately $125,000 to BDO Seidman, LLP, which must be paid or otherwise resolved in order to eliminate independence issues prior to any review or audit of our financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance  Sheet
As of March 31, 2003


ASSETS

Current assets:
     Cash and cash equivalents                                     $      3,218
     Accounts receivable, net of allowance for doubtful accounts
      of $2,000                                                           4,540
     Inventory                                                           98,608
     Prepaid expenses and other current assets                           50,804
          Total current assets                                          157,170
                                                                   ------------

Property and equipment, net                                             190,605
Claims receivable                                                     1,339,154
Other assets                                                            157,000
                                                                   ------------
          Total assets                                             $  1,843,929
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                              $    795,353
     Accrued expenses                                                   129,102
     Advances from affiliates                                           284,500
     Capital lease obligation                                             1,020
                                                                   ------------
          Total current liabilities                                   1,209,975

Deferred compensation                                                   549,185
                                                                   ------------
          Total liabilities                                           1,759,160

Minority interest                                                       401,232

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock, $.01 par value, 10,000 shares authorized,
   -0- shares issued and outstanding
Common stock, no par value, 100,000,000 shares authorized,
   4,184,791 shares issued and 4,093,352 outstanding
   (this does not include 1,095,730 shares held by Centerpoint
   which will be distributed to Bion and subsequently cancelled)              -
Additional paid in capital                                           59,402,577
Accumulated deficit                                                 (58,898,563)
Treasury stock, at cost, 91,439 shares of common stock                 (820,477)
                                                                   ------------
     Total stockholders' deficit                                       (316,463)
                                                                   ------------

     Total liabilities and stockholders' deficit                   $  1,843,929
                                                                   ============




                 See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

                                                              Three Months Ended           Nine Months Ended
                                                                  March 31,                     March 31,
                                                          -------------------------   ---------------------------
                                                             2003          2002           2003           2002
                                                          ----------   ------------   ------------   ------------
Revenue:
     Soil sales                                           $        -   $     21,245   $    109,264   $     49,857
                                                          ----------   ------------   ------------   ------------

Cost of soil                                                 191,022        160,418        578,138        403,094
                                                          ----------   ------------   ------------   ------------

Gross loss                                                  (191,022)      (139,173)      (468,874)      (353,237)
                                                          ----------   ------------   ------------   ------------
Expenses:
     General and administrative (excluding non-
          cash charges for services and compensation of
          $37,494 and $4,252,599 for the three months
          ended March 31, 2003 and 2002, respectively
          and $29,571 and $4,753,229 for the nine
          months ended March 31, 2003 and 2002,
          respectively)                                      440,467        673,086      1,804,662      1,885,963
     Research and development                                180,964        219,062        516,158        616,227
     Non-cash charges for services and compensation           37,494      4,252,599         29,571      4,753,229
                                                          ----------   ------------   ------------   ------------
                                                             658,925      5,144,747      2,350,391      7,255,419
                                                          ----------   ------------   ------------   ------------

Operating loss                                              (849,947)    (5,283,920)    (2,819,265)    (7,608,656)
                                                          ----------   ------------   ------------   ------------
Other income and (expense):
     Interest expense (including non-cash interest
          charges of $0 and $1,421,048 for the three
          months ended March 31, 2003 and 2002,
          respectively and $2,250 and $2,539,766 for the
          nine months ended March 31, 2003 and 2002,
          respectively)                                         (110)    (6,082,428)        (2,547)    (8,622,987)
     Interest income                                           1,031         11,928          8,821         22,621
     Other income, net                                        67,425          4,496         46,812         73,106
                                                          ----------   ------------   ------------   ------------
                                                              68,346     (6,066,004)        53,086     (8,527,260)
                                                          ----------   ------------   ------------   ------------

Net loss before minority interest                           (781,601)   (11,349,924)    (2,766,179)   (16,135,916)
                                                          ----------   ------------   ------------   ------------

Minority interest                                             43,850         39,631         39,861         39,631
                                                          ----------   ------------   ------------   ------------

Net loss and comprehensive loss                           $ (737,751)  $(11,310,293)  $ (2,726,318)  $(16,096,285)
                                                          ==========   ============   ============   ============
Basic and diluted loss per common share:
Net loss per common share                                 $    (0.18)  $      (3.06)  $     (0.66)   $      (7.66)
                                                          ==========   ============   ============   ============
Weighted-average number of common shares
     outstanding, basic and diluted loss                   4,093,352      3,702,218     4,109,469       2,101,354
                                                          ==========   ============   ============   ============




                See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows


                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                           -------------------------------
                                                                                2003              2002
                                                                           ------------      -------------

Cash flows from operating activities:
 Net loss                                                                  $ (2,726,318)     $ (16,096,285)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Minority interest in net loss of subsidiary                               (39,861)           (39,631)
      Depreciation and amortization                                              62,114             54,479
      Beneficial conversion feature amortized to interest expense                     -          5,844,000
      Gain on disposal of assets                                                (24,272)                 -
      Amortization of debt discount                                                   -          1,554,425
      Amounts owed to Trust                                                     487,500                  -
      Reduction in value of Trust                                              (459,287)                 -
      Interest expense for amounts owed to Trust                                  2,250          1,208,598
      Reduction of note receivable for consulting services                            -             67,646
      Compensation charge from variable options                                       -             (3,469)
      Non-cash charges for equity instruments issued for compensation
           and services                                                            (891)         4,689,052
      Changes in:
          Accounts receivable                                                    12,755             11,285
          Note receivable                                                        (3,008)          (122,646)
          Inventory                                                             (30,968)                 -
          Prepaid expenses and other current assets                              97,195            (79,764)
          Deposits and other                                                     56,399                  -
          Accounts payable                                                      471,416             79,318
          Accrued expenses                                                       73,950             10,388
                                                                           ------------      -------------
          Net cash used in operating activities                              (2,021,026)        (2,822,604)

Cash flows from investing activities:
   Proceeds from sale of assets                                                  44,554
   Purchases of property and equipment                                         (116,152)           (20,540)
   Business acquisition, net of cash acquired                                         -         (3,641,548)
                                                                           ------------      -------------
          Net cash used in investing activities                                 (71,598)        (3,662,088)
                                                                           ------------      -------------
Cash flows from financing activities:
   Proceeds from advances from affiliates                                       284,500                  -
   Proceeds from stock issuance                                                       -          8,500,545
   Payments of capital lease obligations                                         (2,229)           (11,477)
   Payments of loan                                                                   -           (897,552)
   Proceeds from the exercise of stock options                                        -            120,000
   Issuance of notes payable, related parties                                         -            355,000
                                                                           ------------      -------------
          Net cash provided by financing activities                             282,271          8,066,516
                                                                           ------------      -------------
Net (decrease) increase in cash and cash equivalents                         (1,810,353)         1,581,824

Cash and cash equivalents, beginning of period                                1,813,571          1,300,398
                                                                           ------------      -------------

Cash and cash equivalents, end of period                                   $      3,218      $   2,882,222
                                                                           ============      =============
Supplemental disclosure of cash flow information:
     Cash paid for interest during the period                              $        110      $       1,152
                                                                           ============      =============
Supplemental disclosure of non-cash financing activities:
     Issuance of stock for convertible bridge note                         $          -      $     112,740


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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


2.   ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

The unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $2,726,318 during the nine months ended March 31, 2003 and has a history of losses which has resulted in an accumulated deficit of $58,898,563 at March 31, 2003.

During the year ended June 30, 2002, through the Company's transactions with Centerpoint Corporation and OAM S.p.A., the Company obtained $4,800,000 in cash. The Company is currently engaged in seeking additional financing to satisfy its current operating requirements.

There can be no assurance that sufficient funds required during the immediate future or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. THE LACK OF ADDITIONAL CAPITAL RESULTING FROM THE INABILITY TO GENERATE CASH FLOW FROM OPERATIONS OR TO RAISE CAPITAL FROM EXTERNAL SOURCES HAVE ALREADY FORCED THE COMPANY TO SUBSTANTIALLY CURTAIL OPERATIONS, CAUSED US TO REDUCE STAFF TO SIX EMPLOYEES, AND MAY CAUSE THE COMPANY TO CEASE OPERATIONS AND WOULD, THEREFORE, HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

We have a stockholders' deficit of $316,463, an accumulated deficit of $58,898,563, limited current revenues, substantial current operating losses and negative working capital. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


3.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss per share of common stock:

Basic earnings per share includes no dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. Therefore, basic and diluted earnings per share are the same for all periods presented. For the periods ended March 31, 2003, 143,211 stock options and 1,393,303 warrants having a weighted-average exercise price of $10.48 and $7.66, respectively, were excluded in the net loss per share calculation since the effect of inclusion would be anti-dilutive and for the periods ended March 31, 2002, 214,480 stock options and 1,393,303 warrants having a weighted-average exercise price of $13.27 and $7.66, respectively, were excluded in the net loss per share calculation since the effect of inclusion would be anti-dilutive.

Patents:

Patents are recorded at costs of $54,946 less accumulated amortization of $28,849 for a net amount of $27,713, which is included in other assets. Amortization is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the nine and three month periods ended March 31, 2003 and 2002 was $2,424 and $808, respectively.


4.   ADVANCES FROM AFFILIATES

As of March 31, 2003, Bright Capital LLC ("Brightcap"), an entity owned and controlled by Dominic Bassani, a consultant whose services were provided to us as part of our management agreement with D2CO, LLC ("D2"), advanced us $219,500 so that we could pay operating expenses that are critical to our operations, primarily consisting of salaries paid to retain critical personnel, which now consists of six employees. Mr. David Mitchell has advanced us $65,000, for total advances from affiliates of $284,500. Subsequent to March 31, 2003, through April 25, 2003, Brightcap advanced the Company an additional $54,000.

On March 28, 2003, we executed a promissory note in favor of Brightcap. The note is in the initial principal sum of $42,500 plus the $27,000 that Brightcap has loaned since then and any additional amounts that it may loan to us in the future. The $42,500 sum represents amounts that had already been loaned to us by Brightcap which enabled us to pay certain of our ongoing operating expenses. The note bears interest on the unpaid principal at the simple rate of six percent (6%) per annum. All principal and accrued interest becomes payable on March 28, 2004. This promissory note is included in advances from affiliates.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


4.   ADVANCES FROM AFFILIATES (CONTINUED)

Repayment of amounts due under the note is secured by a lien on all of our tangible assets, including without limitation, all of our computers, office furniture, file cabinets, equipment and inventory. None of our intangible assets, including our patents, intellectual property or trade secrets, is pledged as collateral for the note.


5.   DEFERRED COMPENSATION

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

The Company accounts for the Trust under the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the Trust. The value of the Company's common stock held by the Trust is classified in shareholders' equity and is accounted for in a manner similar to treasury stock. The deferred compensation obligation has been classified as a liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the common stock held by the Trust. As of March 31, 2003, $489,750 is owed to the Trust, including interest of $2,250, and the Trust holds 91,439 shares of common stock of the Company having a fair value of $59,435, for a total of $549,185 in deferred compensation.

The management agreement between us and D2 was terminated effective as of March 25, 2003. The voting and shareholder agreements to which D2 was a party were also terminated as of that same date. The Trust Under Deferred Compensation Plan for D2CO, LLC (the "Trust") will remain in existence until mutually agreed otherwise and, unless otherwise agreed in writing, the "payable" balance of $487,500 currently owed by us to the Trust will be converted into shares of our Common Stock upon the earlier to occur of (a) a $5 million or greater equity financing(s) by us, in which case the amount payable will be converted into shares of our common stock at the equity price of the financing (or, in the event that the $5 million in equity financing is obtained in a series of more than one financing, the price of the equity financing which pushed the aggregate total of the financings above $5 million), or (b)March 31, 2005, at the then current market price of our common stock.

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

Warrants:

As of March 31, 2003, the Company had the following common stock warrants outstanding:


                       Number of     Exercise
                        Shares        Price       Expiration Date
                       ---------     --------     ---------------

Class D2C-W                2,455     $  25.00     June 30, 2004
Class J-1                  3,000     $  20.00     December 31, 2004
Class J-1A               119,850     $   6.00     December 31, 2004
Class J-1AA               17,596     $   7.50     December 31, 2004
Class J-1B                30,047     $   6.00     December 31, 2005
Class J-1C                45,770     $   6.00     December 31, 2005
Class J-1D                30,832     $  15.00     December 31, 2004
Class J-2                  6,500     $  15.00     December 31, 2004
Class SV               1,037,343     $   7.50     February 16, 2006
Class O                  100,000     $   9.00     January 15, 2006
                       ---------
                       1,393,393
                       =========


Stock options:

As of March 31, 2003, the Company had 143,211 stock options outstanding, having a weighted exercise price of $10.54. As a result of the termination of employees during the quarter, a significant number of options will expire in May 2003, if not exercised.


7.   COMMITMENTS AND CONTINGENCIES

Operating leases:

We amended our New York City office lease effective March 1, 2003. Under this amendment the expiration date was changed to December 31, 2003, from the previous expiration date of December 31, 2010. The amendment calls for the drawdown of the letter of credit provided to the landlord for the full amount of $120,561 to be used to pay arrearages and future rent. In addition, two of our new subtenants, Mitchell & Co. and Zizza & Co., which are controlled by David Mitchell and Salvatore Zizza, respectively, are former officers and directors of Bion, and have personally guaranteed the lease with the landlord.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

In addition we have entered into agreements with Mitchell & Co. and Zizza & Co. whereby they will pay the remaining rental payments and hold Bion harmless in case of default. As a result of these agreements, we will not incur additional cash outflows in connection with this lease and have no further commitment as to rental payments. Accordingly, the $120,561 letter of credit has been expensed and the balance due for rents has been eliminated.

We vacated our Buffalo and North Carolina locations. Employees remaining from those locations are working out of their homes.

Litigation:

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. We have filed an answer and counterclaims. Additionally, we have filed a pending motion to remove the action to Federal court. The Company does not believe that the claim has merit and, assuming that we have the funds to properly defend this action, that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claim asserting that the Company owes ACB $265,400 plus interest or $121,028 including interest based on ACB's interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock on conversion in full payment of the Notes based on the Company's interpretation of the Notes, as amended. The Company has filed an answer to the complaint denying the allegations. Assuming that we have the funds to properly defend this action, the Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


7.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

We have been delinquent in paying our creditors due to our poor financial condition. As a result, various creditors have threatened litigation, although none have commenced litigation as of the date of the filing of this report.

Commitments:

As of March 31, 2003, we have commitments to purchase approximately $82,000 in equipment related to our research and development project at DeVries Dairy. The Company may not be able to meet these commitments.


8.   RELATED PARTY TRANSACTIONS

The Company issued to D2 11,953 and 35,374 shares of common stock for management fees during the three and nine months ended March 31, 2002, respectively. The management fees were valued at $125,000 and $400,000 during the three and nine months ended March 31, 2002, respectively.

The Company and D2 orally agreed during January 2002, that in the event the average price per common share is below $7.50 for any quarter in which consulting fees are to be paid to the Trust, Bion will issue a convertible note in lieu of the stock payment. The agreement was to remain in place during the "Adjustment Period" noted in the Centerpoint and OAM Agreements. Subsequently, D2 agreed to forgo the convertible notes and the amounts remain owed to the Trust. The amounts owed to the trust are recorded as part of deferred compensation.

On July 1, 2002, D2 returned to the Company 2,874 shares of the Company's common stock that was issued as part of the consulting fee to D2 paid to the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust") for the Benefit of D2. The shares were subsequently cancelled.

On September 30, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended September 30, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. As mentioned above, D2 elected to forgo the convertible note and the amount remains owed to the Trust and is recorded as deferred compensation.

On December 31, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended December 31, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. As mentioned above, D2 elected to forgo the convertible note and the amount remains owed to the Trust and is recorded as deferred compensation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statements


8.   RELATED PARTY TRANSACTIONS

On March 31, 2003, the Company accrued $187,500 for amounts owed to the Trust for the quarter ended March 31, 2003.

Also, see note 4, "Advances from Affiliates."

Agreement with Centerpoint Corporation:

Effective February 12, 2003, in order to eliminate an impediment to a possible future financing, we entered into an agreement with Centerpoint Corporation, our majority -owned subsidiary, to immediately cancel Section 2.4 "Post-Closing Adjustment" and Section 1.2(b) "Failure to Register or Lapse of Effectiveness" from the January 2002 Subscription Agreement between us and Centerpoint. Our management believes that it is in the best interests of all of the shareholders of both companies that these obstacles to a possible future financing be removed. As majority stockholder, we have a fiduciary obligation to act in the best interests of the Centerpoint minority stockholders.

As consideration to Centerpoint for canceling the sections noted above, we will forgive all amounts due from Centerpoint, totaling approximately $450,000 (this amount has been eliminated in consolidation) and we will return to Centerpoint, for cancellation, warrants to purchase one million shares of Centerpoint's common stock. In addition, Bion will use its best efforts to assist Centerpoint in distributing shares of Bion's common stock to its shareholders; provide the services of its management, personnel and staff and provide office space until 30 days after the distribution of the Bion common stock and; advance to Centerpoint sums reasonably needed for the distribution of the shares and a shareholder's meeting.


9.  SUBSEQUENT EVENTS

On April 24, 2003, Hollandbrook Group, LLC, an entity affiliated with Mr. Howard Chase, a former director of the Company, returned to the Company 350 shares for terminating a consulting arrangement.

On April 24, 2003, Stanley F. Freedman, our legal counsel, prepaid a secured promissory note issued on August 9, 2001. The balance of the note on that date was $58,977 and was prepaid by Mr. Freedman transferring to the Company 3,469 shares of our common stock previously held by him. The promissory note was repaid according to its terms, whereby for the purpose of paying amounts due under the promissory note, the shares of common stock are deemed to have a value of $17.00 per share.

In a letter dated April 28, 2003, Mr. Lawrence R. Danziger resigned as Chief Financial Officer of the Company, effective April 30, 2003. We are not aware of any dispute with Mr. Danziger. Mr. Mark A. Smith, our President, has accepted the position of Interim Chief Financial Officer as of April 30, 2003.

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

Lack of Review by Independent Certified Public Accountants

     This Form 10-QSB has not been reviewed by BDO Seidman, LLP, our independent certified public accountants, as required by Item 310(b) of Regulation S-B. BDO Seidman, LLP has not performed the review because they have not yet reviewed the impact on the Company's accounts and operations of the various items disclosed in our Report on Form 8-K dated February 7, 2003. We are not aware of any dispute with BDO Seidman, LLP as to any accounting matters. In addition, we owe approximately $125,000 to BDO Seidman, LLP, which must be paid or otherwise resolved in order to eliminate independence issues prior to any review or audit of our financial statements.

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

Results of Operations - Comparison of Nine Months Ended March 31, 2003 with Nine Months Ended March 31, 2002

     We recorded $109,000 of soil sales during the nine months ended March 31, 2003 (the "2003 Nine Months"). This compares to soil sales of $50,000 for the nine months ended March 31, 2002 (the "2002 Nine Months"). In the 2003 Nine Months we began harvesting the solids from three of our first generation nutrient management systems. We did not harvest any solids from these systems in the 2002 Nine Months as we were focusing our efforts on the development of our second generation system. The increase in solids allowed us to sell more soil during the 2003 Nine Months compared to the 2002 Nine Months. Cost of soil was $578,000 for the 2003 Nine Months and $403,000 for the 2002 Nine Months. The increase in cost of goods sold was principally due to an increase in sales. The decrease in the gross loss as a percentage of sales is principally the result of economies of scale.

     General and administrative expenses decreased to $1,805,000 for the 2003 Nine Months from $1,886,000 for the 2002 Six Months. The decrease is primarily attributable to a decrease in salaries of $112,000, a decrease in travel of $45,000 a decrease in investor relation fees of $68,000 and a decrease in equipment expenses of $24,000. These decreased were partilally offset by a an increase in legal fees of $94,000 due to increased legal costs associated with structuring a future private placement and the preparation of agreements with California State University, Fresno, DeVries Dairy and Dairy Properties, LLC, an increase in tax and accounting fees of $59,000 primarily due to expenses incurred to complete outstanding tax returns for Centerpoint and an increase in licensing fees of $50,000 for the BioBalance patent.

     Research and development costs decreased to $516,000 for the 2003 Nine Months from $616,000 for the 2002 Nine Months. This decrease is primarily the result of the construction during the 2002 Nine Months of the second generation prototype system built at Dreammaker Dairy. We did not incur construction costs on the prototype during the 2003 Nine Months.

     Non-cash expenses for services and compensation decreased to $30,000 for the 2003 Nine Months from $4,753,000 for the 2002 Nine Months. During the 2003 Nine Months, non-cash charges for services and compensation consisted of $488,000 in amounts owed as management fees to the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust") and amortization for the value of options previously issued of $31,000. These expenses were offset by income in the amount of $459,000 from the reduction in the value of the Company's common stock previously issued to the Trust. In addition, we recognized income of $30,000 for stock issued in error during the 2002 fiscal year. During the 2002 Nine Months, non-cash expenses for services and compensation were primarily attributable to charges of $3,710,000 for the issuance of warrants as an inducement to convert debt, amortization of the value of options previously issued to various individuals of $292,000, value of stock issued for management fees to D2 of $400,000 and common stock issued to individuals with a value of $278,000.

     Interest expense decreased to $3,000 for the 2003 Nine Months from $8,623,000 for the 2002 Nine Months. Interest expense for the 2002 Nine Months included a charge for the beneficial conversion feature and interest of debt converted to common stock of $5,844,000, amortization for debt discount of $1,554,000 and interest expense of $1,209,000 on notes payable that were subsequently converted into common stock.

     Interest income decreased to $9,000 for the 2003 Nine Months from $23,000 for the 2002 Nine Months.

     Other income decreased to $47,000 for the 2003 Nine Months from $73,000 for the 2002 Nine Months.

Results of Operations - Comparison of Three Months Ended March 31, 2003 with Three Months Ended March 31, 2002

     We recorded no soil sales during the three months ended March 31, 2003 (the "2003 Quarter"). This compares to soil sales of $21,000 for the three months ended March 31, 2001 (the "2002 Quarter"). As a result of heavy rains and frequent snow falls, we were not able to ship any soil in the 2003 Quarter.

     General and administrative expenses decreased to $440,000 for the 2003 Quarter from $673,000 for the 2002 Quarter. The decrease in primarily attributable to a decrease in salaries and related benefits of $239,000, a decrease in travel of $24,000, a decrease in accounting fees of $42,000 and a decrease in legal fees of $36,000. These decreases were primarily the result of a decrease in operations due to our current liquidity position. These decreases were partially offset by and increase in rent of $81,000 primarily due to the forfeiture of our letter of credit as part of our renegotiation of our New York City lease.

     Research and development decreased to $181,000 for the 2003 Quarter from $219,000 for the 2002 Quarter. The decrease was primarily the result of decreased activity as a result of our liquidity position.

     Non-cash expenses for services and compensation decreased to $37,000 for the 2003 Quarter from $4,253,000 for the 2002 Quarter. During the 2003 Quarter, non-cash expenses for services and compensation were primarily attributable to charges of $3,710,000 for the issuance of warrants as an inducement to convert debt, amortization of the value of options previously issued to various individuals of $156,000, value of stock issued for management fees to D2 of $150,000 and common stock issued to individuals with a value of $201,000.

     Interest expense decreased to $0 for the 2003 Quarter from $6,082,000 for the 2002 Quarter. The 2002 Quarter included a charge for the beneficial conversion feature and interest of debt converted to common stock of $5,844,000, and interest expense of $517,000 on notes payable that were subsequently converted into common stock.

     Interest income decreased to $1,000 for the 2003 Quarter from $12,000 for the 2002 Quarter.

     Other income increased to $67,000 for the 2003 Quarter from $4,000 for the 2002 Quarter. The 2003 Quarter included $33,000 in gains from the sale of assets.

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

Liquidity and Capital Resources

     Our principal sources of liquidity, which consist of cash and cash equivalents, are $3,000 as of March 31, 2003. We believe we will not generate sufficient operating cash flow to meet our needs and we are currently seeking external financing. THE LACK OF ADDITIONAL CAPITAL RESULTING FROM THE INABILITY TO GENERATE CASH FLOW FROM OPERATIONS OR TO RAISE CAPITAL FROM EXTERNAL SOURCES HAVE ALREADY FORCED THE COMPANY TO SUBSTANTIALLY CURTAIL OPERATIONS, CAUSED US TO REDUCE STAFF TO SIX EMPLOYEES, AND MAY CAUSE THE COMPANY TO CEASE OPERATIONS AND WOULD, THEREFORE, HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time is unknown. Currently, we estimate, that over the next six months, no less than approximately $650,000 will be required for continued research and development efforts which includes construction of the system at Devries Dairy and the engineering for the system at the California Agricultural Technology Institute at California State University, Fresno. In addition, we would need additional funds for continued general and administration expenses and funds to satisfy our existing creditors.

     Effective February 12, 2003, in order to eliminate an impediment to a possible future financing, we entered into an agreement with Centerpoint Corporation, our majority -owned subsidiary, to immediately cancel Section 2.4 "Post-Closing Adjustment" and Section 1.2(b) "Failure to Register or Lapse of Effectiveness" from the January 2002 Subscription Agreement between us and Centerpoint. Our management believes that it is in the best interests of all of the shareholders of both companies that these obstacles to a possible future financing be removed. As majority stockholder, we have a fiduciary obligation to act in the best interests of the Centerpoint minority stockholders.

     As consideration to Centerpoint for canceling the sections noted above, if approved by the Board of Directors of Bion, we will forgive all amounts due from Centerpoint, totaling approximately $450,000 (this amount has been eliminated in consolidation). In addition, we will return to Centerpoint, for cancellation, warrants to purchase one million shares of Centerpoint's common stock.

     During the period from January 10, 2003 through April 11, 2003, Bright Capital LLC ("Brightcap"), an entity owned and controlled by Dominic Bassani, a consultant whose services were provided to us as part of our management agreement with D2CO, LLC ("D2"), advanced us $249,500 so that we could pay operating expenses that are critical to our operations, primarily consisting of salaries paid to retain critical personnel, which now consists of six employees. Mr. David Mitchell has advanced us $35,000. Also, as of April 25, 2003, we have accounts payable and accrued expenses of $924,000.

     We amended our New York City office lease effective March 1, 2003. Under this amendment the expiration date was changed to December 31, 2003, from the previous expiration date of December 31, 2010. The amendment calls for the drawdown of the letter of credit provided to the landlord for the full amount of $120,561 to be used to pay arrearages and future rent. In addition, two of our new subtenants, Mitchell & Co. and Zizza & Co., which are controlled by David Mitchell and Salvatore Zizza, respectively, are former officers and directors of Bion, and have personally guaranteed the lease with the landlord. In addition, we have entered into agreements with Mitchell & Co. and Zizza & Co. to make the remaining payments under the lease. We will not incur additional cash outflows in connection with this lease as a result of the drawdown of the letter of credit, the personal guarantees and the agreements with Mitchell & Co. and Zizza & Co.

     We vacated our Buffalo and North Carolina locations. Employees remaining from those locations are working from their homes.

Going Concern

     IN CONNECTION WITH THEIR REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED JUNE 30, 2002, BDO SEIDMAN, LLP, OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN BECAUSE OF RECURRING NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS.

     We have a stockholders' deficit of $316,000, an accumulated deficit of $58,899,000, limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital or other financing arrangements to fund operations until Bion system and BionSoil(R) sales are sufficient to fund operations.

Consolidated Working Capital

     Consolidated working capital is a negative $1,053,000 at March 31, 2003 compared to a positive $1,665,000 at June 30, 2002. This change is primarily the result of operating cash outflows of $2,021,000 and purchases of property and equipment of $116,000, and advances from affiliates of $284,500 during the 2003 Nine Months.

Analysis of Cash Flows

     Cash used in operating activities decreased to $2,021,000 in the 2003 Nine Months from $2,823,000 in the 2002 Nine Months. The decrease is primarily the result of an increase in accounts payable and accrued expenses of $456,000 and amounts owed to affiliates of 284,500.

     Cash used in investing activities increased to $72,000 in the 2003 Nine Months compared to $3,662,000 cash used in investing activities in the 2002 Nine Months. The 2002 Nine Months included a business acquisition of $3,642,000, net of cash acquired The increase is the result of property and equipment purchases relating to soil processing made in the 2003 Six Months.

     Cash provided by financing activities decreased to $282,000 in the 2003 Nine Months compared to $8,067,000 of cash provided by financing activities in the 2002 Nine Months. The 2003 Nine Months includes $284,500 in advances from affiliates. The 2002 Nine Months includes $8,500,000 proceeds from stock issued to Centerpoint Corporation, $120,000 from the exercise of stock options, $355,000 in proceeds from the issuance of notes payable to related parties and payments of loan in the amount of $898,000.

     As of March 31, 2003, we have commitments to purchase approximately $82,000 in equipment related to our research and development project at DeVries Dairy. The Company may not be able to meet these commitments.

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


                                PART II

Item 1.  Legal Proceedings

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil(R). The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil(R). The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. We have filed an answer and counterclaims. Additionally, we have filed a pending motion to remove the action to Federal court. The Company does not believe that the claim has merit and, assuming that we have the funds to properly defend this action, that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

     On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding the $100,000 of the Company's convertible bridge notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claims asserting that the Company owes ACB $265,400 plus interest or $121,028 including interest based on its interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock on conversion in full payment of the Notes based on the Company's interpretation of the Notes, as amended. The Company has filed an answer to the complaint denying the allegations. Assuming that we have the funds to properly defend this action. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

     We have been delinquent in paying our creditors due to our poor financial condition. As a result, various creditors have threatened litigation, although none have commenced litigation as of the date of the filing of this report.

Item 5.  Other Information

     The following additional change in our management has recently occurred:

     In a letter dated April 28, 2003, Mr. Lawrence R. Danziger resigned as Chief Financial Officer of the Company, effective April 30, 2003. We are not aware of any dispute with Mr. Danziger. Mr. Mark A. Smith, our President, has accepted the position of Interim Chief Financial Officer as of April 30, 2003.

Item 6.  Exhibits and Reports on Form 8-K

     The following documents are filed as exhibits to this Form 10-QSB, including those exhibits incorporated in this Form 10-QSB by reference to a prior filing of Bion under the Securities Act or the Exchange Act as indicated in parenthesis:

     Exhibit No.   Description


       10.1 Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC (A)

       10.2 First Amendment to Lease between Bion Environmental Technologies, Inc. and Pan Am Equities Corp. (A)

       10.3 Agreement between Bion Environmental Technologies, Inc. and Bergen Cove (A)

       10.4 Agreement between Bion Environmental Technologies, Inc. and David Mitchell dated April 7, 2003 (A)

       10.5 Amendment to agreement between Bion Environmental Technologies, Inc. and Centerpoint Corporation (B)

       10.6        Resignation letter of Lawrence Danziger as Chief Financial
                   Officer (B)

       99.1 Certification by Mark A. Smith pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                   (B)

       (A) Filed on April 15, 2003, as an exhibit to our Report on Form 8-K dated March 25, 2003.

       (B)  Filed herewith.

Reports on Form 8-K

     We filed a Report on Form 8-K dated February 19, 2003 reporting information under Items 5 and 7 of that form concerning changes in management and disclosing a letter sent to investors.

     We filed a Report on Form 8-K dated March 25, 2003 reporting information under Items 5 and 7 of that form concerning changes in management, a liquidity update, our loan with Bright Capital, LLC, and changes to our consulting agreement with D2Co, LLC.








                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2003

                                    BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                    by: /s/ Mark A. Smith
                                        ----------------------------------
                                        Mark A. Smith
                                        Chief Executive Officer and
                                        Interim Chief Financial Officer

              CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER
            THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Mark A. Smith, certify that:

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

Date: May 1, 2003             /s/ Mark A. Smith
                              ------------------------------------------
                              Name:  Mark A. Smith
                              Title: Principal Executive Officer and
                                     Interim Chief Financial Officer