Form 10KSB
period 2003-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-10-14
CIK 875729

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

[x] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 2003

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

        Title of each class           Name of exchange on which registered
      Common Stock, no par value          Philadelphia Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:
     Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $116,029

As of September 30, 2003 the issuer had outstanding 5,298,221 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary.

The aggregate market value of the Common Stock held by nonaffiliates as of September 30, 2003 was approximately $3,552,000 based on a closing price for the Common Stock of $1.25 on the OTC Bulletin Board on such date.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

                       ANNUAL REPORT ON FORM 10-KSB

THIS REPORT INCLUDES FINANCIAL STATEMENTS (AND NOTES ATTACHED THERETO) FOR THE YEAR ENDED JUNE 30, 2003 WHICH HAVE BEEN INTERNALLY PREPARED AND WHICH HAVE NOT BEEN REVIEWED OR AUDITED BY ANY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. WHILE WE BELIEVE THAT THE FINANCIAL STATEMENTS ARE ACCURATE AND COMPLETE IN ALL MATERIAL RESPECTS, IT IS POSSIBLE THAT AN AUDIT MAY RESULT IN ADJUSTMENTS, SOME OF WHICH MAY BE MATERIAL.

                             TABLE OF CONTENTS

PART I                                                                  3

     Item 1.  Description of Business                                   3

     Item 2.  Description of Properties                                17

     Item 3.  Legal Proceedings                                        18

     Item 4.  Submission of Matters to a Vote of Security Holders      18

PART II                                                                19

     Item 5.  Market for Bion Environmental Technologies, Inc.'s
               Common Equity and Related Stockholder Matters           19

     Item 6.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     20

     Item 7.  Unaudited Financial Statements                           28

     Item 8.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                     29

     Item 8.A Controls and Procedures                                  29

PART III                                                               30

     Item 9.  Directors and Executive Officers of Bion
               Environmental Technologies, Inc                         30

     Item 10. Executive Compensation                                   33

     Item 11. Security Ownership of Certain Beneficial Owners and
               Management                                              38

     Item 12. Certain Relationships and Related Transactions           40

PART IV                                                                50

     Item 13.  Exhibits and Reports on Form 8-K                        50

     Item 14.  Principal Accountant Fees and Services                  54

Signatures


                                    2

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

Item 1.  Description of Business

Overview

     BION ENVIRONMENTAL TECHNOLOGIES, INC. ("BION," "WE," "US," OR "OUR") HAS BEEN SUFFERING FROM SEVERE FINANCIAL DIFFICULTIES SINCE APPROXIMATELY LATE JANUARY OF 2003, AS DISCLOSED IN OUR PERIODIC AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION COMMENCING WITH OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 7, 2003. THESE FINANCIAL DIFFICULTIES RESULTED IN THE RESIGNATION OF NEARLY ALL OF OUR OFFICERS AND DIRECTORS DURING FEBRUARY AND MARCH OF 2003, AND THE TERMINATION OF MOST OF OUR EMPLOYEES. WE HAVE RETAINED A CORE TECHNICAL STAFF, BUT WE HAVE DRASTICALLY CURTAILED OUR BUSINESS ACTIVITIES TO INCLUDE ONLY THOSE ACTIVITIES THAT ARE DIRECTLY NEEDED TO COMPLETE DEVELOPMENT AND TESTING OF OUR SECOND GENERATION TECHNOLOGY.

     OUR FINANCIAL DIFFICULTIES RESULTED PRIMARILY FROM OUR INABILITY TO RAISE ADDITIONAL FUNDS DUE TO CONTRACTUAL ANTI-DILUTION PROVISIONS THAT WERE CONTAINED IN THE AGREEMENTS RELATED TO THE FINANCING TRANSACTIONS THAT WERE COMPLETED IN JANUARY OF 2002 (SEE OUR FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2002 AND OUR CURRENT REPORT ON FORM 8-K DATED DECEMBER 12, 2001 AND THE EXHIBITS AND AMENDMENT THERETO) WHICH PREVENTED ANY REASONABLE FINANCING FROM BEING COMPLETED. WHEN WE BECAME AWARE OF THE NEGATIVE IMPLICATIONS OF THESE ANTI-DILUTION PROVISIONS WHILE ATTEMPTING TO STRUCTURE A PLANNED FINANCING (WHICH FINANCING ATTEMPTS ULTIMATELY FAILED IN JANUARY OF 2003), WE ATTEMPTED

TO EITHER FIND ALTERNATIVE FINANCING METHODS WHICH COULD BE REASONABLY COMPLETED AND/OR NEGOTIATE AN AMENDMENT TO SUCH PROVISIONS. AFTER MONTHS OF NEGOTIATIONS, AGREEMENTS RELATED TO AMENDING SUCH PROVISIONS WERE ENTERED INTO DURING THE SPRING OF 2003 (SEE OUR CURRENT REPORT ON FORM 8-K DATED APRIL 12,
2003) AND THE PROVISIONS WERE FINALLY AMENDED EFFECTIVE AUGUST 27, 2003 (SEE OUR CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 2003 AND EXHIBITS THERETO).

     ALTHOUGH WE WERE ABLE TO COMPLETE A SMALL FINANCING THROUGH ONE OF OUR SUBSIDIARIES DURING AUGUST OF 2003 WHICH WILL ALLOW US TO CONTINUE LIMITED WORK ON OUR SECOND GENERATION TECHNOLOGY (SEE OUR CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 2003), OUR OPERATIONS HAVE BEEN SEVERELY DAMAGED DURING THE PAST YEAR. NOT ONLY DID WE HAVE TO TERMINATE MOST OF OUR ACTIVITIES AND EMPLOYEES, BUT WE HAVE SUFFERED SUCH DIRE FINANCIAL CONSTRAINTS (AS WE WERE FACED WITH THE LIKELY POSSIBILITY OF A BANKRUPTCY FILING) THAT WE HAVE LOST CREDIBILITY WITH OUR VENDORS, CREDITORS, THE FINANCIAL COMMUNITY AND OUR EXISTING SHAREHOLDERS AND INVESTORS. AS A RESULT, THE MARKET PRICE FOR OUR STOCK FELL. IN ORDER TO CONTINUE WITH OUR BUSINESS ACTIVITIES AND SAVE THE COMPANY WE HAVE HAD TO STRUCTURE INTERIM FINANCING ON EXTREMELY DILUTIVE TERMS WHICH HAS NEGATIVELY AFFECTED OUR SHAREHOLDERS AND WILL PROBABLY CONTINUE TO NEGATIVELY IMPACT OUR ABILITY TO OBTAIN FUTURE FINANCING ON REASONABLE TERMS. WE STILL FACE A SEVERE WORKING CAPITAL SHORTAGE AND SINCE WE HAVE NO REVENUES WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL TO SATISFY OUR EXISTING CREDITORS (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" AND "FINANCIAL STATEMENTS"),
THERE IS NO ASSURANCE WE WILL BE ABLE TO OBTAIN THE FUNDS THAT WE NEED TO STAY IN BUSINESS OR TO SUCCESSFULLY DEVELOP OUR BUSINESS.

     We are in the process of developing and testing a second generation of our technology ("Bion NMS" or "NMS" or "System" or "Technology") to provide waste management solutions to the agricultural industry, focusing on livestock waste from confined animal feeding operations, such as large dairy and hog farms. In the past we have engaged in two main areas of activity by utilizing the first generation of our technology (which we discontinued marketing during calendar year 2001) (which areas we intend to re-enter during the current fiscal year pending results of field testing our second generation NMS technology during fiscal year 2004):

     1) WASTE STREAM REMEDIATION. The removal of pollutants (primarily nitrogen and phosphorus) which pollute soil and water and reduction of emissions of gases to the atmosphere which result in acid rain, smog, ground-level ozone or produce "greenhouse warming" effects). We intend to pursue this area of activity primarily through licensing our second generation technology: a) to retrofit existing confined animal feeding operations installations (with emphasis on large dairy farms utilizing anaerobic lagoons for the next 12 months) and b) for use in newly constructed dairy farms; and

     2) BIONSOIL SALES. The production and sale of organic BionSoil fertilizer products made from the waste solids produced by use of our technology.

     In addition, we intend to pursue what we call the "Dairy Park Opportunity," which reflects what we believe is the potential for the Bion technology to allow very large dairy farms to vertically integrate (with pasteurization, cream separation, milk bottling, and/or cheese plants, etc.) and pursue site integration (with ethanol plants, methane production, organic farming, etc.) on relatively small plots of land.

     All of these activities are completely dependent upon two factors, neither of which can be assured at this date:

     1) successful completion of the field testing of our second generation technology which is presently taking place in Texas for the purpose of demonstrating its capacity for nutrient (primarily nitrogen and phosphorus)removal from the dairy confined animal feeding operations waste stream) (which will be followed, if successful, by a demonstration/test(either at the Texas site or in California pursuant to existing agreements) of our technology's capacity to reduce polluting gaseous emissions from confined animal feeding operations operation); and

     2) our ability to raise sufficient funds to allow us to finance our activities and pay our existing creditors.

     We believe that our waste remediation technology will provide confined animal feeding operations (primarily in the dairy and swine industries) with treatment for their animal waste outputs. Our systems are designed to microbiologically treat their entire waste stream while reducing air emissions and nutrient discharges and creating solids which are in turn the basis for the creation of organic soil and fertilizer products. We are attempting to develop our soil and fertilizer products for use in a variety of applications.

     Currently, the majority of confined animal feeding operations dispose of their animal waste by spreading it on cropland (before or after placement in anaerobic lagoons). In many parts of the United States, the operation and expansion of confined animal feeding operations are severely restricted due to a combination of the amount of land that is necessary to dispose of the animal waste at an environmentally sustainable rate, and the pollution of existing land and water due to prior disposal of excess nutrients and/or air pollution emissions. Confined animal feeding operations are enormous polluters of our air, water and land and are under significant pressure from state and federal regulatory agencies, the media, environmental groups and the public to reduce their role as a major source of excess nutrient pollution and harmful air emissions. Although nutrient pollution from these feeding operations has gone largely unregulated in the past, they are now subject to stringent regulation under the Federal Clean Water Act and are required to become zero-discharge facilities. Air emissions from these operations are increasingly being evaluated for potential regulation under the Federal Clean Air Act and/or similar state statutes (including without limitation a law recently passed in California which explicitly makes large dairies subject to such regulation). The livestock industry and regulatory agencies are searching for affordable waste treatment solutions to this widespread and immediate problem.

Corporate Background

     The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located at 18 East 50th Street, 10th Floor, New York, New York 10022. Our telephone number at that address is (212) 758-6622. We have no additional offices at this time. References in this Form 10-KSB to the "Company", "Bion," "we" or "us" mean Bion Environmental Technologies, Inc., and its subsidiaries on a consolidated basis, unless the context otherwise requires.

Development of our Business

     Substantially all of our business and operations are conducted through three wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), BionSoil, Inc. (a Colorado corporation organized June 3, 1996) and Bion Dairy Corporation (formerly Bion Municipal, Inc., a Colorado corporation organized July 23, 1999). Bion is also the parent of Bion International, Inc. (a Colorado corporation organized July 23, 1999), which is a wholly-owned, presently inactive subsidiary. Bion is also the parent of Dairy Parks, LLC (a Delaware entity organized July 25,
2001). In January 2002, Bion entered into a series of transactions, whereby the Company became a 57.7% owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

     Although we have been conducting business since 1989, we recently have, effectively, re-entered the "development stage" pending completion of testing/demonstration of our second generation technology during the current fiscal year. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems (NMS) that produced organic soil products as a by-product of remediation of the waste stream when installed on large dairy or swine farms. Through June 30, 2001, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states., of which 19 were still in operation through June 30, 2002. There are presently approximately 12 first generation Bion NMS soil production system installations operating in 3 states.

     We discontinued marketing of our first generation NMS systems during calendar 2001. We were unable to produce a business model based on the first generation technology which would generate sufficient revenues to create a profitable business. While continuing to market and operate the first generation systems, during the second half of calendar year 2000 we began to focus our activities on developing the next generation of the Bion NMS technology. We no longer operate any of the first generation NMS systems.

     As a result of our research and development efforts during the last three years, the second generation of our technology has been developed. We have designed and tested NMS systems that use state-of-the-art, computerized, real-time monitoring and system control that have the potential to be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The new generation of NMS system is designed to harvest solids used to produce our BionSoil(R) products in a few weeks as compared to six to twelve months with our first generation systems.

     The first phase of this research and development, which was conducted during the summer and fall of 2000 at DreamMaker Dairy, our research facility located outside Buffalo, New York (which is now closed), accelerated the speed of the Bion process in a NMS which was substantially less than 20% of the size of a comparable first generation system.

     We began the second phase during the winter of 2000-2001, based on the faster, smaller system at the DreamMaker Dairy. We placed the NMS into a configuration of enclosed tanks that fully contained the process. This configuration allowed control and monitoring of the entire system from all inputs through all outputs. This closed tank system gave us the ability to perform complete mass balance calculations (measuring all inputs of the animal waste stream and all outputs from the system, including nitrogen and phosphorus, which are the two elements of most critical concern from a nutrient and water pollution control standpoint, and hydrogen sulfide and ammonia, which are two of the main compounds of critical concern from an air pollution control standpoint) on the system to produce the scientific/technical data necessary to demonstrate definitively the performance of our NMS technology. Essentially, the tank configuration enabled our technical staff to convert the outputs of confined animal feeding operations waste streams to a point-source equivalent for mass balance analysis. As we announced in September 2001, initial results of the mass balance calculations demonstrated that phosphorus and nitrogen removals from the total waste stream approximated 80%. Additionally, measurements on the primary odor producing compounds indicate levels low enough to essentially eliminate odor problems associated with Confined animal feeding operations waste handling.

     In January 2002, we announced that we completed development and testing of the fully contained Bion NMS prototype at Dreammaker Dairy in upstate New York. The goals of that initiative (which were successfully reached) were to:

     *    Increase the efficiencies of the first generation system;

     * Convert the core Bion NMS technology into a platform-based system that could be potentially integrated with complementary technologies; and

     * Develop a computerized monitoring and control system, capable of precise measurements and adjustments and remote reporting.

     We continued to undertake further NMS research and development through the entire 2002 calendar year. This research included (without limitation) work on:

     * System acceleration in order to further increase capacity and lower capital and operating costs;

     * Integration of the Bion NMS with complementary technologies such as a methane digestion system and water cleaning technologies to enhance the performance of the system (Phase Three development); and

     * Development of commercial designs for application in our second generation NMS.

     As a result of this entire research program, we have currently installed, and are presently testing, a second generation Bion NMS as a retrofit to an anaerobic lagoon system on a 1250 cow dairy farm in Texas. Results are anticipated during the fall of 2003. The results of this installation are crucial to the survival and progress of the Company. Success in this demonstration will be the basis for marketing the second generation NMS in areas with nutrient pollution problems.

      Assuming that the Texas installation successfully demonstrates nutrient removal of 80% or greater of nitrogen and phosphorus from the dairy waste stream, we will proceed (assuming we have adequate funds, of which there is no assurance) to install a tank-based NMS (either at the Texas location or in California pursuant to an existing agreement) to demonstrate the efficacy of the Bion NMS at mitigation/reduction of the production of polluting gases which contribute to acid rain, smog, ground-level ozone and greenhouse gas. Success of this demonstration (of which there is no assurance) regarding atmospheric pollution will be the basis for marketing the second generation NMS system in areas which face air pollution problems (alone or in addition to problems with nutrient pollution of soil and/or water.

     Management is cautiously optimistic that, if we have sufficient funds to complete these two sets of demonstrations, the installations will more than meet the expected criteria as we have previously carried out similar tests at the DreamMaker facility described above.

     We also have had for many years an ongoing research program related to our BionSoil(R) product lines. However, this research and development program, which has included work related to harvesting and processing, blending of specialty product mixes for specific market segments and tests of the effectiveness of various blends in a number of plants in a variety of growing environments, has been severely curtailed over the past year. This program has a lower priority than the second generation NMS system development and testing described above. However, if we obtain adequate funding, we will continue to pursue this research.

Acquisition of Centerpoint/Transactions with Centerpoint

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

     The above transactions were structured as a result of our negotiations with OAM and its parent corporation as Centerpoint's controlling stockholders. The net proceeds from the Centerpoint and OAM transactions were acquired to fund continuing operations. The transactions were structured so that we obtained the desired amount of capital, we acquired control of Centerpoint, we obtained rights to certain claims that Centerpoint has, and, as a Centerpoint stockholder, we will receive back approximately 57% of the 1.9 million shares that we issued in connection with the transaction which will then be cancelled if such shares are ever distributed to Centerpoint's shareholders.

     Additional Bion shares were required to be issued to Centerpoint and OAM if the Company raised equity at a price less than $7.50 per share until the cumulative investment in the Company, from unaffiliated third parties, from the date of this transaction, equals $5 million. The number of additional shares to be issued would have been determined by calculating the additional number of shares Centerpoint and OAM would have received if the transactions were consummated at the price per share of the subsequent equity financing.

     The Centerpoint transaction triggered the conversion of $14,256,779 of notes payable including interest into 1,900,911 shares of our common stock.
In addition, warrants to purchase 213,263 shares of our common stock had their exercise price decreased to $7.50 and $6.00. As described above, if the Company raised equity at a price less than $7.50 per share, the Company might have needed to issue additional shares to the note holders as if the notes were converted into shares of the Company's common stock at the price per share of the subsequent equity financing. In addition, the exercise prices for 17,596 warrants might have been decreased to the price per share of the subsequent equity financing and the exercise prices for 195,174 warrants might have been decreased to 80% of the price per share of the subsequent equity financing. Also, in the event of a subsequent equity financing below $7.50, additional warrants might have been required to be issued on 1,037,343 warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to the above adjustments. These warrants might also have had their exercise price lowered to the price per share of the subsequent equity financing.

     The adjustment provisions in these agreements (as connected with the conversions/adjustments for the converted notes/warrants described above) made it impossible for Bion to raise additional needed funds from the middle of 2002 thru February 2003 (at which time Bion had run out of cash and liquid resources). This resulted in the financial crisis (and subsequent management turnover and curtailment of Bion's activities) described above. These provisions were finally amended in August 2003 as described below. (See our Current Reports on Form 8-K dated April 12, 2003 and August 25, 2003 and the exhibits thereto.)

     In March 2002, the Company and Centerpoint entered into an agreement effective January 15, 2002 whereby Centerpoint agreed to pay the Company $12,000 a month and issued a warrant to purchase 1,000,000 shares of Centerpoint's common stock at $3.00 per share exercisable until March 14, 2007 for management services, support staff and office space. In addition, the Company agreed to advance to Centerpoint funds needed to cure its delinquencies with the SEC, distribute the Company's common shares to Centerpoint shareholders, to locate and acquire new business opportunities and for on-going expenses. The Company had no obligation to make any advances in excess of $500,000. All funds due the Company were evidenced by a convertible revolving promissory note, which bore interest at 1% per month, payable with accrued interest on March 15, 2003. This date was extendable by agreement between the Company and Centerpoint. The Company had the right to convert, at any time, all or a portion of the amount due under the promissory note in shares of Centerpoint's common stock at a conversion price of $3.00 per share. As of June 30, 2002 the Company had advanced Centerpoint $186,257.

     During March 2003, the Company and Centerpoint entered into an agreement (amended on April 23, 2003) which forgave sums due from Centerpoint to Bion (approximately $450,000 at that time) and cancelled the warrants issued by Centerpoint to Bion in consideration of amending the terms of the January 2002 agreement between Bion and Centerpoint to remove the adjustment provisions (and other related provisions) described above. (See our Current Report on Form 8-K dated April 12, 2003 and the exhibits thereto). This agreement was ratified by the shareholders of Centerpoint (including an overwhelming majority of the shares not owned by Bion) on August 25, 2003. Such ratification enabled Bion to complete an agreement with OAM, S.p.A. on August 27, 2003 which removed the balance of the adjustment provisions (see our current report on form 8-K dated August 25,2003 and exhibits thereto).

     Centerpoint had owned the Moto Guzzi motorcycle business, which it sold in August 2000. Since that time it had been seeking an investment opportunity for the cash it received from the sale. Other than seeking an investment opportunity, Centerpoint has been inactive since the time of the sale of Moto Guzzi If and when all or a substantial portion of the shares of Bion common stock owned by Centerpoint are distributed to the Centerpoint stockholders, Centerpoint will have only nominal assets and will effectively be a publicly-held shell corporation. Centerpoint's Board of Directors will evaluate what, if any, business opportunities are available to Centerpoint, following such distribution, if any.

Reverse Stock Split
-------------------

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

Recent Developments
-------------------

     Bion Dairy Corporation Financing
     --------------------------------

     On August 25, 2003, Bion Dairy Corporation (" Dairy"), of which we own all 4,000,000 shares of its common stock outstanding, closed an initial stage of financing totaling $1,117,500 (including $600,000 of prior advances from Bright Capital, Ltd. ("Brightcap") and $65,000 of prior advances from affiliates of David Mitchell, our former CEO) of secured convertible debt ("Notes"). Through September 30,2003 an additional $65,000 of the Notes were sold to Mark A. Smith our president, for a total issuance of $1,182,500. Up to a total of $2,065,00 of such Notes may be issued. The largest holder of these Notes is Chris-Dan, LLC, which is owned by Dominic Bassani, General Manager of Dairy and a consultant to Bion. The Notes are secured by: a) all of the intellectual property of Bion (and its subsidiaries) (which previously secured outstanding obligations to Bright Capital, Ltd. which is owned by Mr. Bassani), b) all of the outstanding shares of Dairy, and c) all of the shares of Centerpoint owned by Bion. The Notes are convertible into the common stock of Dairy at a price of $1.00 (principal and accrued interest on the Notes) under various conditions specified in the financing documentation, one or more of which conditions precedent to conversion may never be met. Under additional specified conditions (which also have no assurance of being met), the Notes (or Dairy common stock received pursuant to the conversion thereof) may in the future be exchanged for shares of the common stock of Bion. If conversion of the Notes into the common stock of Dairy takes place, all of Bion's business opportunity in the dairy industry world-wide will be conducted through Dairy, and the board of directors of Dairy will consist of three members, two of which will be designated by the majority of the shareholders of Dairy and only one will be designated by Bion. The financing restricts the use of its proceeds and, unless Dairy and/or Bion raise substantial additional funds, there will be no substantial funds available for Bion to pay its
creditors and carry out its business.   See Exhibit 10.1 to our Current Report
on Form 8-K dated August 25,2003 for further details.

     Although Dairy, our subsidiary, recently received the financing described above (which financing was not large enough to repay our creditors and is subject to a limiting "Use of Proceeds" which does not permit significant payment to our existing creditors) and we are currently seeking other outside sources of capital, as of this date we have not been able to secure the level of financing that is necessary for our current and future operations and/or to repay our existing indebtedness and there can be no assurance that sufficient funds will be available from external sources. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on our existing shareholders. Since we do not yet have the ability to generate cash flow from operations, we have substantially curtailed our current business activities and we may need to cease operations if we are not able to raise capital from outside sources. This would have a material adverse effect on our business and our shareholders.

     Centerpoint Shareholders Meeting/Removal of Contractual Problems
     ----------------------------------------------------------------

     A meeting of the Centerpoint Corporation ("Centerpoint") stockholders which commenced on July 31,2003 was concluded on August 25, 2003. Centerpoint's stockholders approved the ratification of the Amended Centerpoint Agreement, with 96% of the shares present at the meeting voted in favor, including shares owned by Bion. Of the shares present at the meeting, 85% (1,179,405 shares) other than the shares owned by Bion voted in favor of the ratification and only 1,490 shares voted against the ratification (with the balance of such shares abstaining). See our Current Reports on Form 8-K dated April 12, 2003 and August 25, 2003 and the exhibits thereto for further details regarding the matters being ratified.

     On August 27, 2003, Bion paid the sum of $90,000 to OAM, S.p.A. (and its designees) to complete the transaction described in our Current Report on Form 8-K dated April 12, 2003 (set forth in Exhibit 99.2 thereto) as a result of the favorable vote by Centerpoint's stockholders.

     As a result, the contractual impediments to future financing described in our Current Report on Form 8-K dated April 12, 2003(see Exhibits 99.2 and 99.3 thereto) have now been removed.

Principal Products and Services
-------------------------------

     NMS
     ---

     We believe our NMS solution, when testing is completed during the current fiscal year, will address the needs of confined animal feeding operations by providing, in one system:

     *    An economically viable,

     *    A regulatory compliant, and

     *    An environmentally sound solution.

     The second generation NMS uses patented biological processes to achieve substantial and certifiable reductions of nutrients and air emissions from
confined animal feeding operations.   These second generation systems  will
incorporate computerized monitoring and control equipment that identifies air & nutrient emissions, documents the emission reductions by maintaining set point process control parameters and reports the results remotely. The NMS will allow rebalancing of the nutrient levels at the farm site by both reducing excess nutrient loading in the effluent stream and by removing a significant amount (80% or more) of the nutrients from the farm through sale as commercially-desirable, environmentally-friendly BionSoil(R) organic products. In addition, the NMS will reduces odors, atmospheric emissions, greenhouse gas and precursors to greenhouse gas emissions by 95% or better. We believe that Bion second generation NMS platform will also enables additional technologies, such as anaerobic digestion to produce energy.

     The Bion NMS will offers a comprehensive solution that allows Bion to serve as a "utility" for confined animal feeding operations facilities by incorporating solids removal, waste and water treatment, and energy production into a single integrated system. The various benefits provided by the systems afford Bion the opportunity for multiple revenue streams, which may include without limitation, technology license fees, waste management fees on a per animal basis, sales from BionSoil(R) products, sales revenue from energy and/or clean water production, as well as environmental credits.

Additionally the second generation NMS may create the possibility for Bion to participate in the "Dairy Park Opportunity" which we believe arises from the potential for the Bion technology to allow very large dairy farms to vertically integrate (with pasteurization, cream separation, milk bottling and/or cheese plants, etc.) and pursue site integration (with ethanol plants, methane digestion, hydroponic growing, and/or organic farming, etc.) on relatively small plots of land.

     BionSoil(R) Products
     --------------------

     Bion's NMS systems will potentially allow Bion to produce and market BionSoil(R) products which will be sold as fertilizers and soil enhancements which supply slow-release nutrients and high-quality organic matter in a consistent, stable form, free from offensive odors, toxic substances and pathogens. These products will enhance the physical, biological and chemical properties of the soil, which results in improved plant growth and health, compared to conventional fertility practices. We believe that these products can be economically transported and will be produced in quantities sufficient for national distribution if a large enough (as yet unknown) number of second generation Bion NMS systems are sold and placed in operation in relatively concentrated geographic areas, of which there is no assurance. The exact properties and attributes of the products are not known at this time.

Marketing and Distribution
--------------------------

     NMS
     ---

     Until we complete the testing and demonstration of our second generation NMS systems, it will not be possible to fully specify the manner in which such systems will be marketed. We anticipate that such marketing plans will be developed during the second half of fiscal year 2004 if the testing/demonstrations described above are successful and will be largely based on the NMS performance which will have been demonstrated.

     However, we anticipate that our NMS marketing plan for the next 12-15 months will focus on marketing the NMS primarily to the dairy industries based on the benefits which the second generation NMS can provide to those industries, assuming that these benefits have been successfully documented in the tests/demonstrations discussed above. Our program will emphasize, in addition to environmental compliance, the potential improvement of the economics of their operations attainable through the installation of a Bion NMS, including larger herd size, less land area devoted to waste disposal, reduction of the risks of environmental problems, and the positive perception of regulatory agencies and the public of their involvement in environmental protection. Bion's primary marketing will be directed to potential users who need to retrofit their existing installations to meet environmental standards and/or are seeking to expand their existing operations or build new installations.

     Bion began preliminary pre-marketing of various capabilities from its second generation system during 2002 based on the results at DreamMaker Dairy described above. The nutrient management capabilities of this new generation of systems will help break one of the major barriers facing those portions of the dairy and protein growing businesses in the U.S. which desire to expand. Our second generation system will allow them to meet ever stricter environmental standards for larger farms and raise more animals on less land while meeting or exceeding all requirements to protect the environment.

     BionSoil(R) Products
     --------------------

     BionSoil(R) are intended to be 100% natural, odorless fertilizer and soil enhancement products. We believe that our technology will allows us to manufacture a soil and fertilizer product line which acts as a natural time-released growth agent (with low leaching, bound nitrogen and phosphorus which potentially maintain a 95% WIN (water insoluble nitrogen)) ratio. Our marketing efforts will be based primarily on these product attributes. However, no detailed marketing plan will be implemented until after second generation NMS marketing is well under way.

Competition
-----------

     There are a significant number of competitors in the waste treatment industry who are working on animal-related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to confined animal feeding operations wastes. Anaerobic lagoons are the most common traditional treatment process for animal waste on large farms within the hog raising and dairy industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states such as North Carolina. Although we believe that we have the most economically and technologically viable solution for the current problems, other alternatives do exist including, for example, synthetic lagoon covers, methane digesters, multistage anaerobic lagoons and solids separators. Additionally, many efforts are underway to develop and test new technologies, including the program under the supervision of North Carolina State University in which Bion is a participant.

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

Dependence on One or a Few Major Customers
------------------------------------------

     We are not dependent upon one or a few major customers. Our operating revenues from system sales are not dependent upon a limited number of contracts. The nature of our business is such that significant system sales are generally expected to be "one-time" contracts pursuant to which one or more single systems are sold and designed, with income to be received by us after the first year of system operation from the sale of BionSoil products. Note, however, that the confined animal feeding operations industries have been undergoing substantial concentration in recent years. While the dairy industry is not very consolidated, a relatively small number of companies dominate the swine, poultry and feedlot confined animal feeding operations industries. At some future point we could become dependent on one or a few major customers in one or more confined animal feeding operations segments.

     Commercial BionSoil(R) products are not currently being marketed, and therefore, we have no dependence on one or a few major customers.

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
     * Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process, expires August 2012.

     We are also the exclusive U.S. licensee of the following patent from BioBalance A/S of Denmark for the life of the patent for use in the field of agricultural applications for treating/converting animal waste into soil-like products with a content of nutrients and organic matter:

     *    U.S. Patent No. 5,906,746, Method for the Control of
          Biodegradation.

     In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the systems and soil business. In November 2000, we filed a patent application which is related to low oxygen organic waste bioconversion features of the Bion process and extends the range of Bion's intellectual property position. We have received a Notice of Allowance and have filed a Divisional Application associated with it.

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

Research and Development
------------------------

     NMS
     ---

     During the year ended June 30, 2003 we spent approximately $423,411 on undertaking further NMS research and development including, among other things, work related to design and installation of the second generation NMS facility now being tested and demonstrated in Texas and design work related to a subsequent NMS instation to be constructed (in Texas or California) to test and demonstrate the capabilities of the second generation NMS in preventing atmosheric discharge of polluting gases from animal raising facilities. Only a small portion of the funds spent during the year related to BionSoil research.

     During the year ended June 30, 2002, we spent approximately $487,000 on undertaking further NMS research and development which was focused on: 1) system acceleration in order to further increase capacity and lower costs; 2) integration of the Bion NMS with a methane digestion system in order to create additional revenue streams from the sale of electricity and natural gas and to take advantage of energy generated for heat utilization; and 3) development of pre-commercial designs for application in our second generation NMS. Additional research is being focused on water cleaning technologies as an integrated enhancement to the Bion NMS in order to make available clean process water as an additional product from the system.

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

     NMS development is expected to run through fiscal year 2004 with research and development costs currently estimated to be not less than $500,000 (subject to availability of funds, which budget could be expanded substantially. In fiscal year 2004, we plan to complete the testing/demonstration related to nutrient removal at the Texas installation and then install/test/demonstrate the capacities of the second generation NMS related to atmospheric discharges of polluting gases. Assuming success in such tests/demonstrations, additional funds would be expended on producing commercial designs/engineering related to the second generation NMS for various climates and applications. However, there is no assurance that such tests will be successful or, if successful, that we will have sufficient funds to carry out the needed work. The major purposes of this research would be to allow documentation and publishing by independent investigators such as state land grant universities of papers describing the air and nutrient emission reduction data related to the Bion NMS versus existing industry baseline standards and to further refine the second generation NMS while further researching integration possibilities.

BionSoil(R) Products
--------------------

     During the year ended June 30, 2003, due to financial constraints, we substantially curtailed our BionSoil related research and spent approximately $136,348.

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

     These activities may recommence during fiscal 2004, and future years, provided funds are available. We have no preliminary estimated budget amount for 2004 at present.

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

     We are also intend to be a manufacturer and provider of BionSoil(R) products such as potting soils, soil amendments and fertilizers. Some state and federal regulatory agencies have standards these products must meet to be sold as soil amendment or fertilizer products in various markets. The production and sale of our BionSoil(R) products currently meet relevant federal and state requirements. These regulations can, however, experience change, which creates a level of unpredictability in future outcomes. We are continually reviewing current regulations and potential changes that may affect our business and are making necessary compliance efforts in all jurisdictions in which we do business.

Employees
---------

     As of September 30, 2003, we had five employees, all of whom were full time. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good.
None of our employees is covered by "key person" life insurance.

Item 2.  Description of Properties

     Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022 under a lease which, as renegotiated during fiscal 2003, expires on December 31, 2003. Bion currently pays no rent and occupies a small portion of the leased space at no monthly cost pursuant to agreements between and among the landlord (an unaffiliated party), Bion, and entities connected with David Mitchell (our former C.E.O. and Director) and Salvatore Zizza (our former Secretary and Director). We amended our New York City office lease effective March 1, 2003. Under this amendment the expiration date was changed to December 31, 2003, from the previous expiration date of December 31, 2010. The amendment calls for the drawdown of the letter of credit provided to the landlord for the full amount of $120,561 to be used to pay arrearages and future rent. In addition, two of our new subtenants, Mitchell & Co. and Zizza & Co., which are controlled by David Mitchell and Salvatore Zizza, respectively, are former officers and directors of Bion, and have personally guaranteed the lease with the landlord. It is possible that we will not incur additional cash outflows in connection with this lease as a result of the drawdown of the letter of credit, the subrental income and the personal guarantees. See our Current Report dated March 25, 2003 and the exhibits thereto. However, Bion may have certain liabilities at the end of the lease term which cannot be fully determined at this time but which we estimate will be less than $20,000. The lease and sublease agreements cover approximately 5,700 square feet.

     We have no additional offices at this time but may have liability in connection with prior office leases related to space we have vacated including without limitation: a) space at 8899 Main Street, Williamsville, New York 14221 under a lease that expires on November 30, 2004 and provides for annual base rents of approximately $18,600 and covers approximately 1,800 square feet; and b) space at 138 Uzzle Industrial Drive, Clayton, North Carolina 27520 under a lease that expired June 30, 2003 and provides for annual base rents of approximately $15,000 and covers approximately 4 acres and an office building of approximately 2,350 square feet. Except as described above, all leases and rental agreements are with non-affiliated parties.

     We do not own any of these facilities, nor are we obligated under any mortgages for the properties. We believe that, under our current operations, the facilities are adequate, but, if our second generation NMS testing is successful and we obtain additional financing, we will need additional office and other space.

Item 3.  Legal Proceedings

     On September 30, 2003, Morrison Cohen Singer & Weinstein, LLP ("MCSW") filed a complaint in the Supreme Court of the State of New York, County of New York, against us alleging that we owe MCSW approximately $114,000 for legal services provided. We have not yet filed an answer in that proceeding. Because we have already recorded a liability for these legal services, we do not believe that this lawsuit will have a material adverse effect on our financial condition.

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. We have filed an answer and counterclaims. The action has been removed to the U.S. District Court for the Eastern District of North Carolina which court recently ruled that most of the substantive claims should be arbitrated. The Company does not believe that the claims against it have merit and, assuming that we have the funds to properly defend this action, we that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2003.

                                PART II

Item 5. Market for Bion Environmental Technologies, Inc. Common Equity and Related Stockholder Matters

(a)   Market Information

     During the past two years, we have had only limited volumes of trading in our common stock in the over-the-counter market, and there is no assurance that such trading will expand or even continue. We are also listed on the Philadelphia Stock Exchange, but no trading has occurred on that exchange.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "BNET." The following quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Fiscal Year Ending June 30,            2002                   2003
                                       ----                   ----
                                  High      Low          High        Low
                                  ----      ---          ----        ---

First Fiscal Quarter            $ 20.10   $ 8.80       $ 5.20      $ 2.85
Second Fiscal Quarter           $  9.90   $ 7.00       $ 3.75      $ 1.60
Third Fiscal Quarter            $ 17.00   $ 7.20       $ 3.50      $ 0.55
Fourth Fiscal Quarter           $ 10.20   $ 5.00       $ 1.35      $ 0.30


(b)   Holders

     The number of holders of record of our common stock at September 30, 2003 was approximately 1,500. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities
---------------------------------------

     There were no sales of securities in the three-month period ended June 30, 2003 without registration under the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Report includes financial statements (and notes attached thereto) for the year ending June 30, 2003 which have not been reviewed or audited by independent certified public accountants and other items derived therefrom which may not fully conform the requirements/regulations governing the content of Form 10-KSB.

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

Overview

     BION ENVIRONMENTAL TECHNOLOGIES, INC. ("BION," "WE," "US," OR "OUR") HAS BEEN SUFFERING FROM SEVERE FINANCIAL DIFFICULTIES SINCE APPROXIMATELY LATE JANUARY OF 2003, AS DISCLOSED IN OUR PERIODIC AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION COMMENCING WITH OUR CURRENT REPORT ON FORM 8-K DATED FEBRUARY 7, 2003. THESE FINANCIAL DIFFICULTIES RESULTED IN THE RESIGNATION OF NEARLY ALL OF OUR OFFICERS AND DIRECTORS DURING FEBRUARY AND MARCH OF 2003, AND THE TERMINATION OF MOST OF OUR EMPLOYEES. WE HAVE RETAINED A CORE TECHNICAL STAFF, BUT WE HAVE DRASTICALLY CURTAILED OUR BUSINESS ACTIVITIES TO INCLUDE ONLY THOSE ACTIVITIES THAT ARE DIRECTLY NEEDED TO COMPLETE DEVELOPMENT AND TESTING OF OUR SECOND GENERATION TECHNOLOGY.

     OUR FINANCIAL DIFFICULTIES RESULTED PRIMARILY FROM OUR INABILITY TO RAISE ADDITIONAL FUNDS DUE TO CONTRACTUAL ANTI-DILUTION PROVISIONS THAT WERE CONTAINED IN THE AGREEMENTS RELATED TO THE FINANCING TRANSACTIONS THAT WERE COMPLETED IN JANUARY OF 2002 (SEE OUR FORM 10-KSB FOR THE YEAR ENDED JUNE 30,

2002 AND OUR CURRENT REPORT ON FORM 8-K DATED DECEMBER 12, 2001 AND THE EXHIBITS AND AMENDMENT THERETO) WHICH PREVENTED ANY REASONABLE FINANCING FROM BEING COMPLETED. WHEN WE BECAME AWARE OF THE NEGATIVE IMPLICATIONS OF THESE ANTI-DILUTION PROVISIONS WHILE ATTEMPTING TO STRUCTURE A PLANNED FINANCING (WHICH FINANCING ATTEMPTS ULTIMATELY FAILED IN JANUARY OF 2003), WE ATTEMPTED TO EITHER FIND ALTERNATIVE FINANCING METHODS WHICH COULD BE REASONABLY COMPLETED AND/OR NEGOTIATE AN AMENDMENT TO SUCH PROVISIONS. AFTER MONTHS OF NEGOTIATIONS, AGREEMENTS RELATED TO AMENDING SUCH PROVISIONS WERE ENTERED INTO DURING THE SPRING OF 2003(SEE OUR CURRENT REPORT ON FORM 8-K DATED April 12,
2003) AND THE PROVISIONS WERE FINALLY AMENDED EFFECTIVE AUGUST 27, 2003 (SEE OUR CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 2003 AND EXHIBITS THERETO).

     ALTHOUGH WE WERE ABLE TO COMPLETE A SMALL FINANCING THROUGH ONE OF OUR SUBSIDIARIES DURING AUGUST OF 2003 WHICH WILL ALLOW US TO CONTINUE LIMITED WORK ON OUR SECOND GENERATION TECHNOLOGY (SEE OUR CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 2003), OUR OPERATIONS HAVE BEEN SEVERELY DAMAGED DURING THE PAST YEAR. NOT ONLY DID WE HAVE TO TERMINATE MOST OF OUR ACTIVITIES AND EMPLOYEES, BUT WE HAVE SUFFERED SUCH DIRE FINANCIAL CONSTRAINTS (AS WE WERE FACED WITH THE LIKELY POSSIBILITY OF A BANKRUPTCY FILING) THAT WE HAVE LOST CREDIBILITY WITH OUR VENDORS, CREDITORS, THE FINANCIAL COMMUNITY AND OUR EXISTING SHAREHOLDERS AND INVESTORS. AS A RESULT, THE MARKET PRICE FOR OUR STOCK FELL IN ORDER TO CONTINUE WITH OUR BUSINESS ACTIVITIES AND SAVE THE COMPANY WE HAVE HAD TO STRUCTURE INTERIM FINANCING ON EXTREMELY DILUTIVE TERMS WHICH HAS NEGATIVELY AFFECTED OUR SHAREHOLDERS AND WILL PROBABLY CONTINUE TO NEGATIVELY IMPACT OUR ABILITY TO OBTAIN FUTURE FINANCING ON REASONABLE TERMS. WE STILL FACE A SEVERE WORKING CAPITAL SHORTAGE AND SINCE WE HAVE NO REVENUES WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL TO SATISFY OUR EXISTING CREDITORS (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" AND "FINANCIAL STATEMENTS").
THERE IS NO ASSURANCE WE WILL BE ABLE TO OBTAIN THE FUNDS THAT WE NEED TO STAY IN BUSINESS OR TO SUCCESSFULLY DEVELOP OUR BUSINESS.

     We are in the process of developing and testing a second generation of our technology ("Bion NMS" or "NMS" or "System" or "Technology") to provide waste management solutions to the agricultural industry, focusing on livestock waste from confined animal feeding operations, such as large dairy and hog farms. In the past we have engaged in two main areas of activity by utilizing the first generation of our technology (which we discontinued marketing during calendar year 2001) (which areas we intend to re-enter during the current fiscal year pending results of field testing our second generation NMS technology during fiscal year 2004):

     1) WASTE STREAM REMEDIATION. The removal of pollutants (primarily nitrogen and phosphorus) which pollute soil and water and reduction of emissions of gases to the atmosphere which result in acid rain, smog, ground-level ozone or produce "greenhouse warming" effects). We intend to pursue this area of activity primarily through licensing our second generation technology: a) to retrofit existing confined animal feeding operations installations (with emphasis on large dairy farms utilizing anaerobic lagoons for the next 12 months) and b) for use in newly constructed dairy farms; and

     2) BIONSOIL SALES. The production and sale of organic BionSoil fertilizer products made from the waste solids produced by use of our technology.

     In addition, we intend to pursue what we call the "Dairy Park Opportunity," which reflects what we believe is the potential for the Bion technology to allow very large dairy farms to vertically integrate (with pasteurization, cream separation, milk bottling, and/or cheese plants, etc.)

and pursue site integration (with ethanol plants, methane production, organic farming, etc.) on relatively small plots of land.

     Note that all of these activities completely are dependent upon two things, neither of which can be assured at this date:

     1) successful completion of the field testing of our second generation technology which is presently taking place in Texas for the purpose of demonstrating its capacity for nutrient ( primarily nitrogen and phosphorus)removal from the dairy confined animal feeding operations waste stream)(which will be followed, if successful, by a demonstration/test( either at the Texas site or in California pursuant to existing agreements) of our technology's capacity to reduce polluting gaseous emissions from confined animal feeding operations operation); and

     2) our ability to raise sufficient funds to allow us to finance our activities and pay our existing creditors.

     We believe that our waste remediation technology will provide confined animal feeding operations (primarily in the dairy and swine industries) with treatment for their animal waste outputs. In this regard, our systems are designed to microbiologically treat their entire waste stream while reducing air emissions and nutrient discharges and creating solids which are in turn the basis for the creation of organic soil and fertilizer products. We are attempting to develop our soil and fertilizer products for use in a variety of applications.

     Currently, the majority of confined animal feeding operations dispose of their animal waste by spreading it on cropland (before or after placement in anaerobic lagoons). In many parts of the United States, the operation and/or expansion of confined animal feeding operations are severely restricted due to a combination of the amount of land that is necessary to dispose of the animal waste at an environmentally sustainable rate, and the pollution of existing land and water due to prior disposal of excess nutrients and/or air pollution emissions. Confined animal feeding operations are enormous polluters of our air, water and land and are under significant pressure from state and federal regulatory agencies, the media, environmental groups and the public to reduce their role as a major source of excess nutrient pollution and harmful air emissions. Although nutrient pollution from these feeding operations has gone largely unregulated in the past, they are now subject to stringent regulation under the Federal Clean Water Act and are required to become zero-discharge facilities. Air emissions from these operations are increasingly being evaluated for potential regulation under the Federal Clean Air Act and/or similar state statutes (including without limitation a law recently passed in California which explicitly makes large dairies subject to such regulation). The livestock industry and regulatory agencies are searching for affordable waste treatment solutions to this widespread and immediate problem.

     Although we have been conducting business since 1989, we recently have, effectively, re-entered the "development stage" pending completion of testing/demonstration of our second generation technology during the current fiscal year. Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems (NMS) that produced organic soil products as a by-product of remediation of the waste stream when installed on large dairy or swine farms. Through June 30, 2001, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states., of which 19 were still in operation through June 30, 2002. There are presently approximately 12 first generation Bion NMS soil production system installations operating in 3 states.

     We discontinued marketing of our first generation NMS systems during calendar 2001. We were unable to produce a business model based on the first generation technology which would generate sufficient revenues to create a profitable business. While continuing to market and operate the first generation systems, during the second half of calendar year 2000 we began to focus our activities on developing the next generation of the Bion NMS technology. We no longer operate any of the first generation NMS systems.

     As a result of our research and development efforts during the last three years, the second generation of our technology has been developed. We have designed and tested NMS systems that use state-of-the-art, computerized, real-time monitoring and system control that have the potential to be remotely accessed for both reporting requirements and control functions. These systems are smaller, faster and require less capital per animal than our first generation NMS systems. The new generation of NMS system is designed to harvest solids used to produce our BionSoil(R) products in a few weeks as compared to six to twelve months with our first generation systems.

Critical Accounting Policies and Significant
Use of Estimates in Financial Statements
--------------------------------------------

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

Results of Operations - Comparison of Fiscal Year Ended June 30, 2003 with Fiscal Year Ended June 30, 2002
---------------------------------------------------------------------

     We recorded $116,029 of BionSoil(R) sales during the fiscal year ended June 30, 2003 ("2003"). This compares to total sales of $69,382 for the fiscal year ended June 30, 2002 ("2002"), consisting of $116,029 of BionSoil(R). In 2003 we began harvesting the solids from our first generation nutrient management systems. We did not harvest any solids from these systems in 2002 as we were focusing our efforts on the development of our second generation system. The increase in solids allowed us to sell more soil during 2003 compared to 2002. Cost of soil was $692,138 for 2003 and $546,117 for 2002. The increase in cost of goods sold was principally due to an increase in sales. The decrease in the gross loss as a percentage of sales is principally due to economies of scale.

     General and administrative expenses decreased to $2,373,800 for 2003 from $2,498,400 for 2002. The decrease is primarily attributable to a decrease in salaries and office expense offset by an increase in legal fees.

     Research and development costs decreased by $175,863 during the year ended June 30, 2003. This decrease is primarily the result of the construction during 2002 of the second generation prototype system built at Dreammaker Dairy. We did not incur construction costs on the prototype during 2003.

     Non-cash expenses for services and compensation decreased to $30,000 for 2003 from $4,968,000 for 2002. During 2002, non-cash charges for services and compensation included the issuance of warrants as inducement to convert debt of $3,710,000, an increase of stock issued for services compensation and interest of $307,000, and an increase in notes payable issued for management fees of $180,000.

     Interest expense decreased to $9,846 for 2003 from $8,612,000 for 2002. Interest expense for 2002 included non-cash interest expense of $131,000, a charge for the beneficial conversion feature of debt converted to common stock of $5,547,000 and a charge for the change in the terms of warrants issued in conjunction with convertible bridge notes of $297,000. These increases were offset by a decrease in amortization on debt discount of $381,000.

     We did not record income tax expense during the years ended June 30, 2003 and 2002, as a result of our net losses. A valuation allowance of $15,394,000 at June 30, 2002, was established because we have not been able to determine that it is more likely than not that the deferred tax asset will be realized.

     WE HAVE NOT YET HAD THE RESOURCES (FINANCIAL AND PERSONNEL) TO ADDRESS OUR TAX ITEMS FOR THE YEAR ENDED JUNE 30, 2003. HOWEVER, AS SET FORTH IN THE FINANCIAL STATEMENTS, IT IS CLEAR THAT WE HAD ADDITIONAL LOSSES DURING THE YEAR.

     At June 30, 2002, we had net operating loss carry-forwards of approximately $32,582,000, with expirations through 2022. The utilization of a portion of the loss carry-forwards may be limited under Section 382 of the Internal Revenue Code.

     DUE TO OUR INABILITY TO OBTAIN ACCOUNTING SERVICES, WE ARE UNABLE TO DETERMINE THE AMOUNTS OF THE VALUATION ALLOWANCES OR CARRY-FORWARDS AT JUNE 30, 2003.

     The net loss and comprehensive loss decreased $13,675,767 (80%) during the year ended June 30, 2003. The decrease primarily related to a decrease of non-cash interest expense that was offset by a decrease in general and administrative expenses of $124,600, a decrease in non-cash expenses for services and compensation, a decrease in research and development and a decrease in cumulative change in accounting principle. During the year ended June 30, 2001, the Company applied Emerging Issues Task Force Issue No. 00-27 ("EITF 00-27"), "Application of EITF Issue No. 98.5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, to Certain Convertible Instruments", which is effective for all such instruments. This issue clarifies the accounting for instruments with beneficial conversion features or contingently adjustable conversion ratios. As a result of this adoption, the Company modified the previous calculation of the beneficial conversion features associated with previously issued convertible bridge notes and recorded an additional warrant discount on the convertible bridge notes issued during the year ended June 30, 2000 of $1,050,000 due to the beneficial conversion feature calculated on the intrinsic value of the allocated proceeds received in the financing. Since the notes were automatically convertible into common stock one year from the date of issuance, the Company recorded $481,250 as a cumulative effect of change in accounting principle for the year ended June 30, 2001. The Company also recorded a discount on convertible bridge notes issued during the year ended June 30, 2001 of $701,000.

     Basic and diluted loss per common share decreased by $6.36 from $7.18 to $0.82. The decrease in the loss per share is attributable to the increase in the amount of shares outstanding due to the conversion of all our debt, other than trade payables, to common stock, and the decrease in non-cash charges.

Seasonality
-----------

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

Liquidity and Capital Resources
-------------------------------

     Our principal sources of liquidity, which consist of cash and cash equivalents, are $9,386 as of June 30, 2003. We believe we will not generate sufficient operating cash flow to meet our needs without additional external financing. THE LACK OF ADDITIONAL CAPITAL RESULTING FROM THE INABILITY TO GENERATE CASH FLOW FROM OPERATIONS OR TO RAISE CAPITAL FROM EXTERNAL SOURCES HAVE ALREADY FORCED THE COMPANY TO SUBSTANTIALLY CURTAIL OPERATIONS, CAUSED US TO REDUCE STAFF, AND MAY CAUSE THE COMPANY TO CEASE OPERATIONS AND WOULD, THEREFORE, HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time is unknown.

     Effective February 12, 2003, in order to eliminate an impediment to a possible future financing, we entered into an agreement with Centerpoint Corporation, our majority-owned subsidiary, to immediately cancel Section 2.4 "Post-Closing Adjustment" and Section 1.2(b) "Failure to Register or Lapse of Effectiveness" from the January 2002 Subscription Agreement between us and Centerpoint. Our management believes that it is in the best interest of all of the shareholders of both companies that these obstacles to a possible future financing be removed. As majority stockholder, we have fiduciary obligation to act in the best interests of the Centerpoint minority stockholders.

     As consideration to Centerpoint for canceling the sections noted above we will forgive all amounts due from Centerpoint, totaling approximately $450,000 (this amount has been eliminated in consolidation). In addition, we will return to Centerpoint, for cancellation, warrants to purchase one million shares of Centerpoint's common stock.

     During the period from January 2003 to June 30, 2003, Bright Capital LLC ("Brightcap"), an entity owned and controlled by Dominic Bassani, a consultant whose services were provided to us as a part of our management agreement with D2CO, LLC ("D2"), advanced us $593,800. These advances were made for the purpose of providing funds to allow us to be able to pay operating expenses that are critical to our operations primarily consisting of salaries paid to retain critical personnel (which now consists of six employees), to take actions to protect and expand our intellectual property and to commence work on the system installation in Texas. On August 25, 2003, in connection with the financing of Bion Dairy Corporation ("Dairy"), $600,000 of advances from Brightcap were converted into secured convertible debt of Dairy. (See Item 1. Description of Business - Recent Developments.)

     Going Concern
     -------------

    IN CONNECTION WITH THEIR REPORT ON OUR CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED JUNE 30, 2002, BDO SEIDMAN, LLP, OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS, EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN BECAUSE OF RECURRING NET LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS. SINCE THAT DATE, BION'S FINANCIAL SITUATION HAS GREATLY WORSENED AND HAS EXPERIENCED SUBSTANTIAL FINANCIAL AND MANAGEMENT DISTRESS. (SEE ITEM 1. DESCRIPTION OF BUSINESS, ABOVE).

     At June 30, 2003, we had stockholders' deficit of $1,760,155, an accumulated deficit of $60,107,394. We have no significant current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital or other financing arrangements to fund operations until Bion system and BionSoil(R) are sufficient to fund operations.

     Consolidated Working Capital
     ----------------------------

     Consolidated working capital decreased to a deficit of $2,217,185 at June 30, 2003 from $1,814,000 at June 30, 2002. This decrease is primarily due to the loss incurred during the year and our inability to raise funds to replace the funds expended.

     Analysis of Cash Flows
     ----------------------

     Cash used in operating activities decreased to $2,330,000 in 2003 from $3,870,000 in 2002.

     Cash used in investing activities increased to $75,000 in 2003 compared to $4,818,000 cash provided by investing activities in 2002. The decrease is primarily the result of minimal investing activities in 2003.

     Cash provided by financing activities increased to $592,000 in 2003 compared to $435,000 cash used for financing activities in 2002. The increase is primarily the result of new advances from affiliates in 2003 verses payment of loans in the amount of $898,000 in 2002. This is in contrast to $2,527,000 received for the issuance of notes in a private placement in 2001.

     We currently have no commitments for material capital expenditures except as to ongoing work related to our Texas installation/demonstration which is being funded through Dairy, our subsidiary. See Item 1. Description of Business, above.

     Recent Accounting Pronouncements
     --------------------------------

     The following information is as of June 30, 2002. Due to our inability to obtain accounting services, we are unable to update this information.

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

Item 7.  Financial Statements

     THE FINANCIAL STATEMENTS ATTACHED HERETO (TOGETHER WITH THE NOTES
THERETO AND THE NUMBERS DERIVED THEREFROM AND OTHER RELATED ITEMS) ON PAGES F-1 THROUGH F-44 IN RESPONSE TO THIS ITEM HAVE NOT BEEN REVIEWED OR AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS DUE TO THE FACT THAT WE LACK THE

FINANCIAL RESOURCES TO PAY OUTSTANDING BILLS FROM OUR AUDITORS, WE HAVE NOT BEEN ABLE TO OBTAIN AN AUDIT OR REVIEW. HOWEVER, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2002 ARE DERIVED FROM FINANCIAL STATEMENTS THAT WERE PREVIOUSLY AUDITED.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     This Form 10-KSB (and our prior filing on Form 10-QSB for the quarters ended December 21, 2002 and March 31, 2003) have not been reviewed by BDO Seidman, LLP, our independent certified public accountants, as required by
Item 310(a)) of Regulation S-B. BDO Seidman, LLP has not performed the audit (or prior reviews) initially because they had not reviewed the impact on the Company's accounts and operations of the various items disclosed in our Form 8-K dated February 7,2003. No review or audit has been performed since that date. We are not aware of any dispute with BDO Seidman, LLP as to any accounting matters. We owe approximately $125,000 to BDO Seidman, LLP which must be paid or otherwise resolved in order to eliminated independence issues prior to any review or audit of our financial statements.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     With the participation of management, our chief executive officer and interim chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of most recent evaluation of our disclosure controls and procedures utilized to compile information included in this filing.

     Within the twenty-four (24) months prior to the date of our most recent Financial Statements and through the date of this report, we have had no disagreements with our accountants on accounting or financial disclosure.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Our directors, executive officers and significant employees, along with their respective ages and positions are as follows:


     Name                    Age    Position
-------------------------    ---    ----------------------------------------------
Director and Officers
  Mark A. Smith(1)           53     President, Interim Chief Financial Officer and
                                    Director
  Jere Northrop              61     Senior Technology Director and Director
  Jon Northrop(2)            58     Secretary and Director

Significant Employees
  George W. Bloom            48     Chief Operating Officer of Subsidiary
  James W. Morris            52     Chief Technology Officer of Subsidiary
  Dominic Bassani            56     General Manager of Subsidiary


(1)  Mark A. Smith replaced David J. Mitchell as our President on March 25,
2003.

(2)  Jon Northrop became Secretary and a Director on March 25, 2003.

     Mark A. Smith has served as our President and a Director since March 2003. Since that time, he has also served as the sole director and President of our wholly-owned subsidiaries, including Bion Dairy Corporation. Since mid-February 2003 Mr. Smith has served as sole director and President of Bion=s majority-owned subsidiary, Centerpoint Corporation. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23,1999 when he became President of Bion until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Capital Corporation (until
1994) and LoTayLingKyur, Inc. (1994-2002), and currently serves as the president of LoTayLingKyur Foundation. Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

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

     Jon Northrop has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelors degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post-graduate research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

     George W. Bloom has been with our Bion Technologies, Inc. subsidiary since December 2000 and has served as Chief Operating Officer since January 15, 2002. From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental consulting firm, where he held the position of Chief Engineer of the Municipal Business Center upon his departure. Mr. Bloom is a registered professional engineer with over twenty years environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities. Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

     James W. Morris has served as Chief Technology Officer of our Bion Technologies, Inc. subsidiary since February 2002. Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advise for over two years as a consultant. Other consulting work included eight years acting as the senior technical consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. from Cornell University. He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association.

     Dominic Bassani has been an investor in and consultant to Bion since December 1999. He has served as General Manager of our subsidiary, Bion Dairy Corporation since August 2003. He is an independent investor and since 1990 has owned and operated Bright Capital Ltd., a management consulting company which provides management services to early stage technology companies. In 1998, he was retained to reorganize Internet Commerce Corp (ICCA) a leader in business-to-business transactions using the internet. From January 2000 to the present he has been an investor and consultant to Bion Environmental Technologies, Inc. He is presently an investor in numerous private and public companies primarily in technology related businesses. Prior to 1990, Mr. Bassani was a consultant specializing in providing management reorganization services to small operating companies since 1978.

     During the year ended June 30, 2003, David J. Mitchell, Salvatorre Zizza, Andy Gould, and Howard Chase all resigned as Directors. Directors are elected to serve until the next annual meeting of shareholders at each annual meeting of shareholders. Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Family Relationships
--------------------

     There are currently no family relationships among our Directors and Executive Officers except that Jon Northrop and Jere Northrop are brothers.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and such stockholders are required by SEC regulations to furnish us with copies of all forms they file pursuant to these requirements. Based solely on our review of the copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ending June 30, 2003, all executive officers, directors and such stockholders complied with all applicable filing requirements on a timely basis, except that Jon Northrop, an officer and a director, filed a Form 3 late, David J. Mitchell, a former officer, director and 10% or greater shareholder, did not file Form 4's or a Form 5 reporting at least two transactions, and Atlantic Partners LLC, a former 10% or greater shareholder, did not file a Form 4 reporting one transaction.

Item 10.  Executive Compensation

     The following table sets forth the compensation paid to or accrued for each of our current and former executive officers during each of our last three fiscal years and the compensation paid to or accrued for each of our significant employees and consultants for the same period.

                           Summary Compensation Table

                                                                            Long Term
                                                                       Compensation Awards
                                                Annual Compensation   ---------------------
                                       Fiscal   -------------------   Securities Underlying     All other
Name and Principal Position             Year    Salary(1)    Bonus        Options (#)          Compensation
---------------------------            ------  ------------  -----    ---------------------   ---------------
Current Executive Officers

  Mark A. Smith                        2003    $ 37,500 (2)   -                     -                  -
  President and Interim Chief          2002           0       -                  2500
   Financial Officer since
   March 25, 2003                      2001    $600,000 (3)   -                     -                  -

  Jere Northrop
   Senior Technology Officer           2003    $ 56,000 (4)   -                     -                  -
                                       2002    $123,750       -                  2500                  -
                             2001    $150,000       -                     -                  -

  Jon Northrop                         2003           0       -                     -                  -
   Secretary since March 25, 2003      2002    $      0       -                     -                  -
   (and Executive Vice President       2001    $150,000       -                     -                  -
    from December 1999 to
    August 2001)

Past Executive Officers
  David Mitchell                       2003    $546,935 (5)   -                     -                   -
  Chairman (A), Chief Executive        2002    $550,000 (6)   -                     -          $3,709,713 (8)
   Officer and President until         2001    $370,000 (7)   -                     -          $2,230,000 (9)
   March 25, 2003

  David Fuller                         2003    $ 88,121       -                     -                   -
   Principal Accounting Officer
   until February 7, 2003              2002    $125,000       -                     -                   -
                                       2001    $  8,333       -                 4,254                   -
  Lawrence R. Danziger
    Chief Financial Officer
    until April 30, 2003               2003    $101,792       -                20,000                   -

Significant Employees and Consultants
  Dominic Bassani                      2003    $75,000 (10)   -                     -                   -
    Consultant

  George W. Bloom                      2003    $150,000       -                     -                   -
    Chief Operating Officer            2002    $150,000       -                12,000                   -
    of Subsidiary

  James W. Morris                      2003    $150,000       -                     -                   -
    Chief Technology Officer           2002    $ 62,500       -                12,000                   -
     of Subsidiary


(A) David Mitchell initially replaced Mark Smith as Chairman of the Company on September 6, 2001, but Mark Smith then replaced David Mitchell as President and a Director on March 25, 2003 when Mr. Mitchell resigned.

(1) Includes compensation paid by Bion Technologies, Inc., our wholly owned subsidiary.

(2) Mr. Smith has agreed to provide consulting services to us and Dairy through March 31, 2004 in consideration of our accruing deferred consulting fees of $150,000 per annum that will be payable to him in the future and the granting of 50,000 options (effective August 31, 2003). Through June 30, 2003 $37,500 had been accrued. We have agreed that accrued deferred compensation to Mr. Smith (see Exhibit 99.1 to our Current Report on Form 8-K dated June 9, 2003 for details) for his services commencing during March 2003 will be converted into shares of our common stock at market price with a cap on the conversion price of $3.00 per share; provided, however, that once, if ever, we inform Mr. Smith of our intent to pay for such services in cash, the prior outstanding balances will be immediately convertible into shares of our common stock at the election of Mr. Smith.

(3) Includes consulting fees received according to agreements between LoTayLingKyur, Inc., Mark A. Smith and Bion.

(4) Includes $15,000 of deferred, accrued compensation convertible into Bion common stock on the same terms as the deferred compensation to Mark A. Smith described above.

(5) Compensation of $546,935 issued as convertible notes to the Trust under Deferred Compensation Plan for D2Co, LLC.

(6) Compensation of $550,000 issued as 58,247 shares of common stock of the Company to the Trust Under Deferred Compensation Plan for D2CO, LLC.

(7) Includes compensation of $120,000 that was added to the balance of the 2000 D2 Convertible Bridge Note (this balance plus accrued interest was converted into 18,200 shares of common stock); compensation of $125,000 was added to the balance of the 2000 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC (this balance plus accrued interest was converted into 18,241 shares of common stock); and compensation of $125,000 was added to the balance of the 2001 Convertible Bridge Note for the Trust Under Deferred Compensation Plan for D2CO, LLC (this balance plus accrued interest was converted into 17,824 shares of common stock).

(8) Represents the value of 1,037,345 adjusted warrants issued to Atlantic Partners LLC in January 2002.

(9) Represents the difference between the value of warrants to purchase 650,000 shares of common stock purchased by Southview, Inc. (later assigned to Atlantic Partners LLC), a company owned by David J. Mitchell, and the amount paid.

(10) Mr. Bassani and an entity owned by him have agreed to provide consulting services to us and Dairy through March 31, 2005 in consideration of our accruing deferred consulting fees of $300,000 per annum that will be payable to him in the future and the granting of 200,000 options (effective August 31, 2003). We have agreed that accrued deferred compensation to Mr. Bassani (see
Exhibit 10.1 to our Current Report on Form 8-K dated June 9, 2003 and the exhibits thereto for details) for his services commencing during March 2003 will be converted into shares of our common stock at market price with a cap on the conversion price of $3.00 per share; provided, however, that once, if ever, we inform Mr. Bassani of our intent to pay for such services in cash, the prior outstanding balances will be immediately convertible into shares of our common stock at the election of Mr. Bassani. In addition, certain adjustments were made to outstanding warrants owned by family members (and trusts for family members) of Mr. Bassani pursuant to prior existing agreements and understandings. The agreements with Mr. Bassani are "interim" agreements which were assembled under time and financial constraints. We are presently in negotiations with Mr. Bassani regarding more formal and comprehensive agreements (anticipated to be executed during the current fiscal year) which will include extensions to the term of the agreement, specific incentives to Mr. Bassani when and if we reach certain benchmarks/goals and other matters.

Option Grants in Fiscal Year 2003
---------------------------------

     The following table sets forth the options that were granted during the fiscal year ended June 30, 2003 to Executive Officers and Significant Employees and Consultants:


                  Number of        Percent of
                 Securities      Total Options
                 Underlying        Granted to       Exercise
                   Options        Employees in       Price         Expiration
Name               Granted        Fiscal 2003       Per Share         Date
--------------   -----------     -------------      ---------      ----------
Mark A. Smith          -                  -               -                 -
David Mitchell         -                  -               -                 -
Jere Northrop          -                  -               -                 -
Jon Northrop           -                  -               -                 -
Larry Danziger    20,000              66.6%           $7.50           7/29/07
David Fuller           -                  -               -                 -
Dominic Bassani        -                  -               -                 -
George W. Bloom        -                  -               -                 -
James W. Morris        -                  -               -                 -



Aggregated Option Exercises and Option Value Table as of June 30, 2003

     The following table sets forth the options exercises during the fiscal year ended June 30, 2003 and the value of exercisable and unexercisable options outstanding as of June 30, 2003.



                                             Number of Securities Underlying    Value of Unexercised In-the
                                                 Unexercised Options at                   Money
                  Shares Acquired   Value            June 30, 2003                   Options at FY-End
Name                on Exercise    Realized     Exercisable/Unexercisable        Exercisable/Unexercisable
--------------    ---------------  --------  -------------------------------    ---------------------------
Mark A. Smith             -           -                 2,500/0                         $0/$0
David Mitchell            -           -                     0/0                         $0/$0
Jere Northrop             -           -                 2,500/0                         $0/$0
Jon Northrop              -           -                 9,000/0                         $0/$0
Larry Danziger            -           -                20,000/0                         $0/$0
David Fuller              -           -                 2,836/1,418                     $0/$0
Dominic Bassani           -           -                     0/0                         $0/$0
George W. Bloom           -           -                     0/0                         $0/$0
James W. Morris           -           -                     0/0                         $0/$0


Employment Agreements
---------------------

      As of February 15, 2003, due to a financial crisis, all of the employment and consulting agreements between Bion and each of its employees/consultants were terminated. Each employee consultant who continued to work for Bion after that date is or has been working without a contract except as set forth below. All agreements with David Mitchell and D2CO, LLC were terminated upon his resignation on March 25, 2003.

     Mark A. Smith , our President, has agreed to serve on a consulting basis as President and as a director of the Company until March 31, 2004 for deferred compensation of $150,000 which shall be deferred for three years from the end of the calendar year in which earned and then paid out in equal annual installments during the following three calendar years (unless each party agrees otherwise) in common stock at the lesser of the market price or $3.00 per share. However, the Board of Directors has agreed to review or reopen this provision upon the occurrence of certain events. Effective August 31, 2003 Mr. Smith also received an option grant (effective August 31, 2003) of 50,000 vested options to purchase our common stock at $3.00 per share until August 31, 2008. See our Current Reports on Form 8-K dated June 9, 2003 and August 25, 2003.

     Jere Northrop, our Senior Technology Officer, agreed to defer $2,500 of his salary effective January 1, 2003. The deferred portion of his salary will be on the same terms as Mark Smith's compensation. Effective August 31, 2003 Mr. Northrop also received 40,000 options to purchase shares of our common stock at $3.00 per share until July 31, 2008, of which 20,000 options were immediately vested and the remainder vest in 2,500 option increments each three months.

     Dominic Bassani, General Manager of Dairy, has agreed to serve as a consultant to Bion and Dairy until March 31,2005 for deferred compensation of $300,000 per year which will have the same terms as the deferred compensation of Mark Smith. Effective August 31, 2003, Mr. Bassani also received an option to purchase 200,000 shares of our common stock at $3.00 per share until August 31, 2008. See Exhibit 10.1 to our Current Reports on Form 8-K dated June 9, 2003 and August 25, 2003. The agreements with Mr. Bassani are "interim" agreements which were assembled under time and financial constraints. We are presently in negotiations with Mr. Bassani regarding more formal and comprehensive agreements (anticipated to be executed during the current fiscal year) which will include extensions to the term of the agreement, specific incentives to Mr. Bassani when and if we reach certain benchmarks/goals and other matters.

Other Agreements
----------------

     In December 1999, the Company entered into a three year agreement for management and consulting services with D2CO., LLC ("D2") (pursuant to which D2 provided the services of Mr. Dominic Bassani to the Company). The agreement requires total annual consideration of $240,000 payable in common stock of Bion or cash, at the option of the Company. On August 10, 2000 we amended the D2 Management Agreement by extending the term of the agreement by one year. On December 1, 2000, the Company made further amendments to the D2 Management Agreement by extending the term of the agreement by 18 months, increasing the annual base consideration from $240,000 as follows: calendar year 2001 - $500,000; calendar year 2002 - $600,000; and calendar year 2003 -

$750,000. Effective January 1, 2001, the Company agreed to make the payments due under the consulting agreement under a deferred compensation plan to the Trust Under Deferred Compensation Plan for D2CO, LLC for the benefit of D2. All agreements with D2 and/or David Mitchell terminated March 25, 2003 upon Mr. Mitchell's resignation. See Item 12 - Certain Relationships and Related Transactions.

     On December 1, 1997, we entered into an employment agreement with Jere Northrop. During the year ending June 30, 2002, this agreement was amended from an end date of December 31, 2002 and an annual base salary of $150,000 to an end date of December 31, 2003 and an annual base salary of $60,000. For the 2003 calendar year, we are also accruing the sum of $2500 per month of deferred compensation to Jere Northrop.

Director Compensation
---------------------

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board.

     Howard Chase joined our Board of Directors on January 21, 2002 and resigned in February 2003. In addition to his duties as a director, Mr. Chase, through Hollandbrook Group LLC (Hollandbrook), Inc. provided us consulting services. Bion paid Hollandbrook $1,000 per month and issue to Hollandbrook $9,000 in Bion common stock at a price per share of $15.00. 900 shares were issued to Hollandbrook during 2002, all of which were returned during March 2003.

Stock Option Plans
------------------

     The 1994 Incentive Plan (the "1994 Plan") provides for incentive stock options to be granted to employees. Options to purchase up to 238,055 shares of the Company's common stock (or 20% of the Company's outstanding stock which ever is greater) may be granted under the Plan. Terms of exercise and expiration of options granted under the 1994 Plan may be established at the discretion of an administrative committee appointed to administer the Plan, or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than ten years. As of June 30, 2003, options to purchase 18,500 shares of the Company's common stock are outstanding under the 1994 Plan.

     The 1996 Non-employee Director Stock Plan ("the Director Plan") provides for each non-employee director to receive annually, an option to purchase 500 shares of the Company's common stock at an exercise price of 50% of the average market price of the Company's common stock for the preceding twelve months. The options were ultimately issued with an exercise price equal to the market value of the Company's common stock at its issuance date, and therefore no compensation had been recorded. No option may be exercisable for more than five years. Options to purchase up to 10,000 shares of the Company's common stock may be granted under the Director Plan. As of June 30, 2003, options to purchase 18,500 shares of the Company's common stock are outstanding under the Director Plan.

     The 2000 Incentive Plan (the "2000 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 100,000 shares of the Company's common stock may be granted under the 2000

Plan. Terms of exercise and expiration of options granted under the 2000 Plan may be established at the discretion of an administrative committee appointed to administer the 2000 Plan, but no option may be exercisable for more than five years. As of June 30, 2003, options to purchase 3,891 shares of the Company's common stock are outstanding under the 2000 Plan.

     The 2001 Incentive Plan (the "2001 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 150,000 shares of the Company's common stock may be granted under the 2001 Plan. Terms of exercise and expiration of options granted under the 2001 Plan may be established at the discretion of an administrative committee appointed to administer the 2001 Plan, but no option may be exercisable for more than ten years. As of June 30, 2003, options to purchase 10,612 shares of the Company's common stock are outstanding under the 2001 Plan.

     The 2002 Incentive Plan (the "2002 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 300,000 shares of the Company's common stock may be granted under the 2002 Plan. Terms of exercise and expiration of options granted under the 2002 Plan may be established at the discretion of an administrative committee appointed to administer the 2002 Plan, but no option may be exercisable for more than ten years. As of June 30, 2003, there were no options outstanding under the 2002 Plan. However, as of the date of this report, 110,000 options are outstanding under the 2002 Plan.

     The 2003 Incentive Plan (the "2003 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 750,000 shares of the Company's common stock may be granted under the 2003 Plan. Terms of exercise and expiration of options granted under the 2003 Plan may be established at the discretion of an administrative committee appointed to administer the 2003 Plan, but no option may be exercisable for more than ten years. As of June 30, 2003, there were no options outstanding under the 2002 Plan. However, as of September 30, 2003, 431,333 options were outstanding under the 2003 Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2003 by:

     * each person that is known by us to beneficially own more than 5% of our common stock;
     *    each of our directors;
     * each of our executive officers named in the summary compensation table in Item 10 above; and
     *    all our directors and executive officers as a group.

     Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 30, 2003. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 5,298,221 shares outstanding as of September 30, 2003. The address for those individuals for which an address is not otherwise provided is c/o Bion

Environmental Technologies, 18 East 50th Street, 10th Floor, New York, NY 10022. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

                                                       Shares of Common Stock
                                                         Beneficially Owned
                                      ---------------------------------------------------------
                                                                   Percent of Class
                                                         --------------------------------------
Name and Address                        Number           Outstanding       Entitled to Vote (1)
-------------------------------       ----------         -----------       --------------------
Principal Stockholders:

Centerpoint Corporation (1)            1,900,000            35.7%                     -
  18 East 50th Street
  New York, NY  10022

Dominic Bassani                          306,086 (2)         5.8%                   8.2%
  18 East 50th Street
  New York, NY  10022

The Danielle Christine Bassani Trust     466,000 (3)         8.1%                  12.1%
  Anthony Orphonos and
  Donald Codignatto, Trustees
  4 Keenan Drive
  Garden City, NY  11530

The Mitchell Children's Trust            387,343 (4)         6.8%                  10.2%
  Richard Kirshenbaum and
  Seymour Zises, trustees
  c/o Seymour Zises Family
   Management Corporation
  477 Madison Avenue
  New York, NY  10022

Executive Officers and Directors:

Mark A. Smith                            371,194 (5)         6.9%                  10.8%
  P.O. Box 566
  Crestone, Colorado 81131

Jere Northrop                            152,820 (6)         2.9%                   4.4%
  1961 Tonawanda Creek Road
  Amherst, NY  14228

Jon Northrop                            149,162 (7)          2.8%                   4.4%
  1922 W. Sanibel Court
  Littleton, Colorado  80120


All executive officers and directors    673,176             12.7%                  19.2%
  as group (3 persons)
----------------------
* Less than 1%



(1) Centerpoint Corporation is currently majority-owned by the Company. Under Colorado law, the common shares held by Centerpoint Corporation are not entitled to vote. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date. The shares, if distributed, distributed to Bion will be cancelled immediately following distribution.

(2) Includes 45,719 shares held directly by Dominic Bassani; 4,500 shares held by his wife; 3,000 shares held by his adult stepson who lives with him (of which he disclaims beneficial ownership); 26,367 shares which represents 50% of the shares held by D2CO, of which he is 50% owner; 1,500 bridge warrants which represents 50% of the bridge warrants held by D2CO; 25,000 SV-DB warrants held by his wife; and 200,000 options.

(3)  Represents SV-DB warrants held by the trust.

(4)  Represents SV-DM warrants held by the trust.

(5) Includes 52,500 options held directly by Mark Smith, 3,416 shares held directly by Mark Smith, 42,518 shares of common stock held jointly with his wife, 5,240 shares of common stock held by his wife, 59,684 shares of common stock held by Mark A. Smith Roth IRA 50,905 shares of common stock held by Kelly Smith Roth IRA and 156,931 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mark Smith. Does not include any shares which Mr. Smith may receive pursuant to deferred compensation arrangements. Does not include convertible debt issued by Bion Dairy Corporation that under certain circumstances may become convertible into Bion's common stock. Mr. Smith disclaims beneficial ownership on 80,588 shares of common stock held by Dublin Holding, Ltd. for which Mr. Smith is the authorized agent.

(6) Includes 67,401 shares held by Jere Northrop's wife; 20,121 shares held by a family trust; and options to purchase 42,500 shares held by Mr. Northrop. Does not include shares owned by an adult child of Jere Northrop, 12,608 shares owned by the Jere and Lynn Northrop Family Foundation, and 7,906 shares owned by the Jere Northrop Family trust, for each of which Mr. Northrop disclaims beneficial ownership.

(7) Includes 109,698 shares held directly; 20,464 shares owned by Jon Northrop's wife and options to purchase 19,000 shares held by Mr. Northrop. Does not include shares owned by the adult children of Jon Northrop for each of which he disclaims beneficial ownership.

Item 12.  Certain Relationships and Related Transactions

     TRANSACTIONS SINCE THE FILING OF OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2003:

     During February 2003 Bion entered into an agreement with Centerpont (which agreement was amended April 23, 2003) which agreement was ratified by the shareholders of Centerpoint on August 25,2003. This agreement, upon ratification by Centerpoint's shareholders and completion of a related agreement (executed May 29,2003) with OAM, S.p.A., the former parent of Centerpoint, on August 27, 2003, amended certain contractual provisions which had prevented the raising of funds by Bion thereby creating the financial/management crisis which has afflicted Bion over the past year. For details, see "Item 1. Description of Business - Acquisition of Centerpoint/Transactions with Centerpoint and Recent Developments - Centerpoint Shareholders' Meeting/Removal of Contractual Problems" above and our Current Reports on Form 8-K dated August 25, 2003, June 9, 2003 and April 12, 2003 and the exhibits thereto.

     During August 2003 Bion Dairy Corporation ("Dairy"), our wholly-owned subsidiary, completed the initial closing of secured convertible notes. As of September 30, 2003, the largest purchaser ($600,000 in exchange for $600,000 of advances (see below) made to Bion during 2003) was an entity owned by Dominic Bassani, General Manager of Dairy and a consultant to Bion and Dairy. In addition, Mark A. Smith, our President and a director, purchased $65,000 of such notes and an entity affiliated with David Mitchell, our former C.E.O., Chairman and a director, purchased (in exchange for $65,000 of prior advances (see below) to Bion during 2003) $65,000 of such notes. For details see "Item 1, Description of Business - Recent Developments, Bion Dairy Corporation Financing" above and our Current Report on Form 8-K dated August 25,2003 and the exhibits thereto.

     From January 2003 through August 2003, Dominic Bassani made advances to Bion (primarily through Bright Capital, Ltd. and D2, LLC) which totaled in excess of $600,000. From late March 2003 (when most management personnel resigned and the contract with D2, LLC under which he had been providing consulting services to Bion terminated)) through present, Mr Bassani has provided ongoing consulting services to Bion. Mr. Bassani will provide services to Bion and Dairy through March 31,2005 for the sum of $300,000 per year in deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share and the grant of 200,000 options to purchase Bion common stock at a price of $3.00 per share until Asugust 31,2008. Additionally, pursuant to prior existing arrangements, adjustments were made to outstanding Class SV (650,000 were increased to 800,000 ; exercise price reduced to $3.00; term extended to July 31, 2013 now owned by family members of Mr. Bassani (and/or trust for such family members). Various agreements related to such advances, services and adjustments have been executed by Bion. See our Current Reports on Form 8-K dated March 25, 2003, April 12, 2003, June 9, 2003 and August 25, 2003 and the exhibits thereto for further details. The agreements with Mr. Bassani are "interim" agreements which were assembled under time and financial constraints. We are presently in negotiations with Mr. Bassani regarding more formal and comprehensive agreements (anticipated to be executed during the current fiscal year) which will include extensions to the term of the agreement, specific incentives to Mr. Bassani when and if we reach certain benchmarks/goals and other matters.

     Mark A. Smith, our President and a director, has agreed to serve in such positions on a consulting basis through March 31,2003 in consideration of $150,000 in deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share) and the grant (effective August 31,
2003) of 50,000 options to purchase Bion common stock at $3.00 per share until August 31, 2003. See our Current Report on Form 8-K dated June 9, 2003 and the exhibits thereto for further details.

     The management agreement between us and D2, LLC/David Mitchell was terminated effective as of March 25, 2003. The voting and shareholder agreements to which D2 was a party were also terminated as of that same date. The Trust Under Deferred Compensation Plan for D2CO, LLC (the "Trust") will remain in existence until mutually agreed otherwise and, unless otherwise agreed in writing, the "payable" balance of $487,500 principal (plus accrued interest) owed by us to the Trust will be converted into shares of our Common Stock upon the earlier to occur of (a) a $5 million or greater equity financing(s) by us, in which case the amount payable will be converted into shares of our Common Stock at the equity price of the financing (or, in the event that the $5 million in equity financing is obtained in a series of more than one financing, the price of the equity financing which pushed the aggregate total of the financings above $5 million), or (b)March 31, 2005, at the then current market price of our Common Stock.

     Until late March 2003 consulting fees accrued for the services of D2, LLC (which provided the services of David Mitchell, our former Chairman, and Mr. Bassani). For details, see our Current Report on Form 8-K dated March 25, 2003 and the exhibits thereto. All 91,439 shares of Bion common stock held in the Trust were distributed pursuant to the instructions of D2, LLC (45,720 to David Mitchell and 45,719 to Dominic Bassani) effective May 8, 2003.
Effective August 31, 2003, pursuant to prior agreements and in consideration of services provided by David Mitchell to Bion, 387,543 outstanding Class SV warrants (now owned by family members of Mr. Mitchell or trusts for such persons) were adjusted to lower the exercise price to $5.00 per share and extend the term until August 31, 2008. Below, find some details concerning compensation paid to the Trust (in shares and/or notes. The shares have been distributed as described above. The notes will be converted as described above.

     As to other transactions related to David Mitchell/D2, LLC during the period leading up to the agreements in the above paragragh:

     (a) The Company issued to D2: 15,322 and 23,421 shares of common stock for management fees during the three and six months ended December 31, 2001, respectively. The management fees were valued at $125,000 and $250,000 during the three and six months ended December 31, 2001, respectively. These shares are among the shares distributed from the Trust as described above.

     (b) The Company and D2 orally agreed during January 2002, that in the event the average price per common share is below $7.50 for any quarter in which consulting fees are to be paid to the Trust, Bion will issue a convertible note in lieu of the stock payment. The agreement was to remain in place during the "Adjustment Period" noted in the Centerpoint and OAM Agreements which has been eliminated recently (see our Current Report on Form 8-K dated August 25,2003). The convertible note is recorded as deferred compensation upon consolidation of the Trust.

     (c) On July 1, 2002, D2 returned to the Company 2,874 shares of the Company's common stock that were issued as part of the consulting fee to D2 paid to the Trust. The shares were subsequently cancelled.

     (d) On September 30, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended September 30, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The convertible note is recorded as deferred compensation upon consolidation of the Trust.

     (e) On December 31, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended December 31, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The convertible note is recorded as deferred compensation upon consolidation of the Trust.


     On June 30, 2001, Bion and D2CO, LLC ("D2") agreed that the payments owed to D2 under an existing management agreement be paid to the Trust. On July 31, 2001, Bion and Sam Spitz (the "Trustee") entered into the Trust. Under the Trust agreement, the Company contributed assets to the Trust at such times as specified in the management agreement with D2. Such assets are subject to claims of the Company's creditors in the event of the Company's insolvency, have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust unless and until such assets are distributed. Any rights created under the management agreement with D2 and the Trust shall be unsecured contractual rights of D2 against the Company. Payments of all amounts in the Trust are to be made to D2 on January 2, 2011, as stated in the Trust agreement, unless agreed otherwise.

     The Company accounts for the Trust under the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the Trust. The value of the Company's common stock held by the Trust is classified in shareholders' equity and is accounted for in a manner similar to treasury stock. The deferred compensation obligation has been classified as a liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the common stock held by the Trust. As of June 30, 2003, $487,500 is owed to the Trust(not including accrued interest of $9,550. At March 31, 2003 the Trust held 91,439 shares of common stock of the Company (distributed effective May 8, 2003, net of return and cancellation of 2,874 shares as described above) having a fair value of $59,435, for a total of $549,185 in deferred compensation (including $2250 of accrued interest). At June 30, 2003, the Trust is owed $497,050 (including interest), all of which will convert into Bion common stock as set forth above.

     Jon Northrop, a director of Bion, has been granted (effective August 31,2003) an option to purchase 10,000 shares of Bion's common stock at a price of $3.00 until August 31, 2008.

     Jere Northrop, director and Technology Director of Bion, has been granted (effective August 31,2003) an option to purchase 40,000 shares of Bion's common stock at a price of $3.00 per share until August 31, 2008. In addition, Jere Northrop is receiving $2500 per month of deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share ) to compensate for additional duties he has taken on due to Bion's reduced technical personnel resulting from our ongoing financial crisis.

     Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022 under a lease which, as renegotiated during fiscal 2003, expires on December 31, 2003. Bion currently pays no rent and occupies a small portion of the leased space at no monthly cost pursuant to agreements between and among the landlord (an unaffiliated party), Bion, and entities connected with David Mitchell (our former C.E.O. and Director) and Salvatore Zizza (our former Secretary and Director). We amended our New York City office lease effective March 1, 2003. Under this amendment the expiration date was changed to December 31, 2003, from the previous expiration date of December 31, 2010. The amendment calls for the drawdown of the letter of credit provided to the landlord for the full amount of $120,561 to be used to pay arrearages and future rent. In addition, two of our new subtenants, Mitchell &

Co. and Zizza & Co., which are controlled by David Mitchell and Salvatore Zizza, respectively, are former officers and directors of Bion, and have personally guaranteed the lease with the landlord. It is possible that we will not incur additional cash outflows in connection with this lease as a result of the drawdown of the letter of credit, the subrental income and the personal guarantees. See our Current Report dated March 25, 2003 and the exhibits thereto. However, Bion may have certain liabilities at the end of the lease term which cannot be fully determined at this time but which we estimate will be less than $20,000. The lease/sublease agreements cover approximately 5,700 square feet.

     We have no additional offices at this time but may have liability in connection with prior office leases related to space we have vacated including without limitation: a) space at 8899 Main Street, Williamsville, New York 14221 under a lease that expires on November 30, 2004 and provides for annual base rents of approximately $18,600 and covers approximately 1,800 square feet; and b) space at 138 Uzzle Industrial Drive, Clayton, North Carolina 27520 under a lease that expired June 30, 2003 and provides for annual base rents of approximately $15,000 and covers approximately 4 acres and an office building of approximately 2,350 square feet. Except as described above, all leases and rental agreements are with non-affiliated parties.

     We do not own any of these facilities, nor are we obligated under any mortgages for the properties. We believe that, under our current operations, the facilities are adequate, but, if our second generation NMS testing is successful and we obtain additional financing, we will need additional office and other space.

     TRANSACTIONS DISCLOSED IN OUR FORM 10-KSB FOR THE YEAR ENDED
     JUNE 30, 2002:
     ------------------------------------------------------------

     Transactions with David Mitchell and Related Entities
     -----------------------------------------------------

     Management Agreement with D2
     ----------------------------

     In December 1999, we entered into a three year Management Agreement with D2CO., LLC ("D2") of which David Mitchell, the former Chairman, CEO and President of the Company, is sole member, pursuant to which D2 agreed to provide us specific management and consulting services (including the services of Dominic Bassani). The agreement called for compensation to D2 for such services in the amounts of:

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

     Warrant Purchase Agreement
     --------------------------

     In December 1999, we entered into a Warrant Purchase Agreement pursuant to which:

     * D2 purchased 250,000 warrants, exercisable at $17.50 expiring on December 31, 2004, for $1,000,000 ($500,000 in cash and $500,000 in a non-recourse promissory note to us that was secured by the subject warrants).

     In December 2000, we entered into an agreement with D2 pursuant to which:

     *    We canceled the warrants issued under the Warrant Purchase
          Agreement; and
     * We agreed to repay the purchase price of the warrants issued under the Warrant Purchase Agreement with $500,000 cash and cancellation of the existing $500,000 non-recourse promissory note receivable and accrued interest

     Southview
     ---------

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

     In the event of a subsequent equity financing below $7.50, additional warrants would be issued on the Southview warrants currently outstanding to increase these warrants to reflect 20% of the fully diluted shares outstanding as of January 15, 2002, after giving effect to all subsequent financing adjustments. These warrants would also have their exercise price lowered to the price per share of the subsequent equity financing. See "Item 1. Private Placement."

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

     Shareholder Agreement/Stock Voting Agreement
     --------------------------------------------

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

     On August 1, 2001, the Company, D2 and Dublin Holdings, Ltd., LoTayLingKyur, Inc., Mark Smith, Kelly Smith, LoTayLingKyur Foundation, Kelly Smith Rollover IRA, and Mark Smith Rollover IRA (collectively "the Smith shares"), entered into a voting agreement where among other things, the Smith shares shall not be transferred in a private non-market transfer which reduces the number of shares for which D2 is Proxy to less than 2/3 of the initial shares for which D2 is Proxy unless the transferee is willing to appoint D2 as Proxy for the transferred portion of the shares .

Transactions with Mark A. Smith and Related Entities
----------------------------------------------------

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

Transactions with Salvatore J. Zizza
------------------------------------

     Beginning August 10, 2000, Salvatore J. Zizza, who served as a Director from December 1999 to February 2003, agreed to serve as our governmental affairs liaison and provide additional consulting services through September 1, 2002 for which he received no additional compensation. We granted Mr. Zizza options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003, and issued him 10,000 Class J-2 warrants to purchase common stock at a price of $23.75 per share. In addition, we agreed to provide Mr. Zizza with office space in our New York City office at no cost to him.

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

     Private Placements
     ------------------

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

Transactions with Andrew G. Gould
---------------------------------

     Andrew G. Gould served on our Board of Directors from August 10, 2000 to February 14, 2003. In addition to his duties as a director, Mr. Gould, through Arthur P. Gould & Co., Inc., a company that he owns, contracted to provide us with an average of approximately ten hours per month of technology consulting services through August 31, 2002, at no cost to us. We granted Mr. Gould options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003. The exercise price of these options was adjusted on January 15, 2002 to $11.00 per share.

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

Other Transactions with Related Parties
---------------------------------------

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

Transactions with Centerpoint
-----------------------------

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

Option and Warrant Issuance
---------------------------

     Directors and officers were issued options and warrants as disclosed in
Item 10 Executive Compensation in this Form 10-KSB, above.

                                PART IV

ITEM 13.  Exhibits and Reports on Form 8-K.

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

     10.2 Warrant Purchase Agreement dated December, 1999, between Bion Environmental Technologies, Inc. and D2CO, LLC.; Promissory Note dated December 23, 1999; Warrant between Bion Environmental Technologies, Inc. and D2CO, LLC.; and Pledge Agreement dated December 23, 1999, between Bion Environmental Technologies, Inc. and D2CO, LLC. Incorporated by reference to Exhibit 10.2 to our Form 8-K dated December 11, 1999.

     10.3 Shareholders' Agreement dated December 23, 1999, among D2CO, LLC, Mark A. Smith, Jere Northrop, Jon Northrop,
               LoTayLingKyur, Inc., LTLK Defined Benefit Plan, and Dublin Holding, Ltd. Incorporated by reference to Exhibit 10.3 to our Form 8-K dated December 11, 1999.

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

     10.34 D2 Agreement dated August 1, 2001. Incorporated by reference to Exhibit 10.11 to our Form 8-K dated September 6, 2001.

     10.35        2001 Incentive Plan.  Incorporated by reference to Exhibit
                  10.12 to our Form 8-K dated September 6, 2001.

     10.36 Letter Agreement with Howard Chase. Incorporated by reference to Exhibit 10.36 to our Form 10-KSB for the year ended June 30, 2002.

     10.37 Non-Binding Agreement re Dairy Parks LLC. Incorporated by reference to Exhibit 10.37 to our Form 10-KSB for the year ended June 30, 2002.

     10.38 Agreement between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation.
                  Incorporated by reference to Exhibit 10.1 to our Form 8-K dated February 7, 2003.

     10.39 Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC. Incorporated by reference to Exhibit 10.1 to our Form
                  8-K dated March 25, 2003.

     10.40 First Amendment to Lease between Bion Environmental Technologies, Inc. and Pan Am Equities Corp.
                  Incorporated by reference to Exhibit 10.2 to our Form 8-K dated March 25, 2003.

     10.41        Agreement between Bion Environmental Technologies, Inc.
                  and Bergen Cove.  Incorporated by reference to Exhibit
                  10.3 to our Form 8-K dated March 25, 2003.

     10.42        Agreement between Bion Environmental Technologies, Inc.
                  and David Mitchell dated April 7, 2003. Incorporated by reference to Exhibit 10.4 to our Form 8-K dated March 25, 2003.

     10.43 Letter Agreement with Bright Capital, Ltd. Incorporated by reference to Exhibit 99.1 to our Form 8-K dated April 12, 2003.

     10.44        Agreement with OAM, S.p.A.  Incorporated by reference to
                  Exhibit 99.2 to our Form 8-K dated April 12, 2003.

     10.45        Amended Agreement with Centerpoint Corporation.
                  Incorporated by reference to Exhibit 99.3 to our Form 8-K dated April 12, 2003.

     10.46        Financing Documents for Bion Dairy Corporation.
                  Incorporated by reference to Exhibit 10.1 to our Form 8-K dated August 25, 2003.

     10.47        Form of Class SV/DB Warrant.  Filed herewith electronically.

     10.48        Form of Class SV/DM Warrant.  Filed herewith electronically.

     10.49        2003 Incentive Plan.  Filed herewith electronically.

     21 Subsidiaries of the Registrant. Filed herewith electronically.

     31.1 Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350. Filed herewith electronically.


Reports on Form 8-K

The following Report on Form 8-K was filed during the quarter ended June 30, 2003:

     We filed a Form 8-K dated April 12, 2003 reporting information under items 5 and 7 of that form.

Item 14.  Principal Accountant Fees and Services

As result of our inability to pay our auditors, BDO Seidman LLP, for their audit of our financial statements for the year ended June 30, 2002, we have not yet engaged them to audit our financial statements for the year ended June 30, 2003. For the fiscal year ended June 30, 2003, we were billed $10,000 by BDO Seidman LLP in connection with their review of our Form 10-QSB for the quarter ended September 30, 2003 and $15,290 for their review of a registration statement and amendments to prior Forms 10-KSB and 10-QSB.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

           Index to Consolidated Financial Statements and Schedule



THIS REPORT INCLUDES FINANCIAL STATEMENTS AND THE NOTES THERETO WHICH HAVE NOT BEEN REVIEWED OR AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. AS A RESULT, THE FINANCIAL STATEMENTS DO NOT MEET THE REQUIREMENTS OF FORM 10-KSB.


                                                                        Page

Consolidated balance sheet as of June 30, 2003 (Unaudited)               F-2

Consolidated statements of operations for the years
  ended June 30, 2003 (Unaudited) and 2002                               F-3

Consolidated statements of changes in stockholders'
  equity for the years ended June 30, 2003 (Unaudited) and 2002          F-4

Consolidated statements of cash flows for the years
  ended June 30, 2003 (Unaudited) and 2002                               F-5

Notes to consolidated financial statements (Unaudited)                   F-6

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of June 30, 2003 (Unaudited)

                                                               June 30, 2003
                                                               -------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $      9,386
     Accounts receivable, net of allowance
      for doubtful accounts of $5,935                                  7,945
     Inventory
     Prepaid expenses and other current assets                        42,988

                                                                ------------
Total current assets                                                  60,319

     Property and equipment, net                                     215,683
     Claims receivable                                               600,000
     Other assets                                                     31,873
                                                                ------------

Total assets                                                    $    907,875
                                                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $    854,957
     Accrued expenses                                                330,676
     Capital lease obligation                                          1,021
     Deferred compensation / due to trust                            497,050
     Advances from affiliates                                        593,800
                                                                ------------

Total current liabilities                                          2,277,504

Capital lease obligation - less current portion                            -
                                                                ------------

     Total liabilities                                             2,277,504

Minority interest                                                    390,526

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 10,000 shares authorized,
  -0- shares issued and outstanding
Common stock, no par value,
  100,000,000 shares authorized, 4,202,491 shares issued and outstanding (does not include 1,095,730 shares held by Centerpoint which when distributed will be cancelled)

Additional paid in capital                                        58,347,239
Accumulated deficit                                              (60,107,394)
                                                                ------------

     Total stockholders' equity                                   (1,760,155)
                                                                ============

     Total liabilities and stockholders' equity                 $    907,875
                                                                ============

             See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations


                                                            Years Ended June 30,
                                                        ----------------------------
                                                           2003             2002
                                                        -----------     ------------
                                                        (Unaudited)
Revenue:
     Soil                                               $   116,029     $     69,382
                                                        -----------     ------------

                                                            116,029           69,382

Cost of soil                                                762,681          546,117
                                                        -----------     ------------

Gross loss                                                 (646,652)        (476,735)

Expenses:
     General and administrative (excluding non cash
       charges for services and compensation)             2,343,385        2,498,400
     Research and development                               559,759          735,622
     Non cash charges for compensation                            -        4,967,562
                                                        -----------     ------------

                                                          2,903,144        8,201,584
                                                        -----------     ------------

Operating loss                                           (3,549,796)      (8,678,319)

Other income and expenses:
     Interest expense (including non-cash
       interest charges)                                     (9,846)      (8,611,903)
     Interest income                                         13,940           36,011
     Other expenses, net                                     36,875           74,855
                                                        -----------     ------------

                                                             40,969       (8,501,037)

Net loss before minority interest                        (3,508,827)     (17,179,356)
Minority interest                                            50,567           85,457
                                                        -----------     ------------

Net loss                                                $(3,458,260)    $(17,093,899)
                                                        ===========     ============

Basic and diluted loss per common share:
Net loss                                                $     (0.82)    $      (7.18)
                                                        ===========     ============

Weighted-average number of common shares outstanding,
     basic and diluted loss per share                     4,205,993        2,380,651
                                                        ===========     ============

               See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

                                            Additional                    Total
                             Common Stock    Paid-In      Accumulated     Stockholders'
                               Shares        Capital      Deficit         Deficit
                             ----------------------------------------------------------
Balance, June 30, 2001        1,306,348     $30,218,339   $(39,380,101)   $ (9,161,762)
                             ----------------------------------------------------------
  Issuance of stock options       9,118         120,000                        120,000

  Issuance of stock for
  notes conversion            1,905,979      14,369,520                     14,369,520

  Issuance of stock for
  services                       85,950         864,934                        864,934

  Issuance of options and
  warrants for consulting
  services                                      329,283                        329,283

  Non-cash variable options
  adjusted                                       (3,469)                        (3,469)

  Modification of terms of
  bridge warrants                               297,000                        297,000

  Issuance of warrants as an
  inducement to convert debt                  3,709,713                      3,709,713

  Beneficial conversion feature
  on change of terms of debt                  5,547,000                      5,547,000

  Write-off of debt discount
  on conversion of debt                      (1,566,511)                    (1,566,511)

  Acquisition of Centerpoint    904,270       5,517,659                      5,517,659

  Net loss                                                 (17,093,899)    (17,093,899)
                             ----------------------------------------------------------
Balance - June 30, 2002       4,211,665     $59,403,468   $(56,474,000)   $  2,929,468

Unaudited:
  Non-cash variable options
  adjusted                                      (30,993)                       (30,993)

  Adjustment to value of
  claim receivable                                                            (739,154)

  Elimination of shares
  due to trust                  (94,313)       (142,108)      (397,004)       (539,112)

  Distribution of shares
  to trust                       94,439                         58,973          58,973

  Return of shares               (6,300)       (143,974)       162,897          18,923

  Net Loss                                                  (3,458,260)     (3,458,260)
                             ----------------------------------------------------------
Balance - June 30, 2003       4,202,491      58,347,239    (60,107,394)     (1,760,155)


BION ENVIRONMENTAL TECHNOLOGIES, INC AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                Years Ended June 30,
                                                                           -------------------------------
                                                                               2003              2002
                                                                           -------------     -------------
                                                                            (Unaudited)
Cash flows from operating activities:
 Net loss                                                                  $  (3,458,260)    $ (17,093,899)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
      Minority interest in net loss of subsidiary                                (50,567)          (85,457)
      Depreciation and amortization                                              137,001            72,199
      Amortization of debt discount                                                              1,554,425
      Accretion of notes payable for interest expense                                            1,208,598
      Beneficial conversion feature amortized to interest expense                                5,844,000
      Compensation charge from variable options                                                     (3,469)
      Issuance of warrants as an inducement to convert debt                                      3,709,713
      Non-cash charges for equity instruments issued for compensation
           and services                                                                          1,193,670
      Loss on disposal of assets                                                 109,278
      Amounts owed to trust (including interest of $9,550)                       497,050
      Reduction of note receivable for consulting services                                          67,646
      Changes in:
          Accounts receivable                                                     (9,350)            4,443
          Note receivable                                                        (55,969)         (123,615)
          Inventory                                                              (67,640)          (67,640)
          Prepaid expenses and other current assets                             (105,011)          (96,782)
          Claims receivable
          Deposits and other                                                    (124,973)            9,150
          Accounts payable                                                       531,020           (82,702)
          Accrued liabilities                                                    275,524            19,880
                                                                           -------------     -------------
          Net cash used in operating activities                               (2,321,897)       (3,869,840)
                                                                           -------------     -------------
Cash flows from investing activities:
   Proceeds from issuance of common stock for acquisition                                        8,500,545
   Payment for purchase of acquisition, net of cash acquired                                    (3,641,548)
   Proceeds from sale of assets                                                   44,554
   Purchase of property and equipment                                           (119,060)          (40,540)
                                                                           -------------     -------------
          Net cash provided by (used in) investing activities                    (74,506)        4,818,457
                                                                           -------------     -------------
Cash flows from financing activities:
   Proceeds from advances from affiliates                                        593,800           355,000
   Proceeds from exercise of options and warrants                                                  120,000
   Payment of loan                                                                                (897,552)
   Payments of capital lease obligations                                          (1,582)          (12,892)
                                                                           -------------     -------------
          Net cash (used in) provided by financing activities                    592,218          (435,444)
                                                                           -------------     -------------
Net increase (decrease) in cash and cash equivalents                          (1,804,185)          513,173

Cash and cash equivalents, beginning of period                                 1,813,571         1,300,398
                                                                           -------------     -------------
Cash and cash equivalents, end of period                                   $       9,386     $   1,813,571
                                                                           =============     =============



                 See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


PRELIMINARY NOTE:

THE FINANCIAL STATEMENTS AS OF JUNE 30, 2003 AND FOR THE YEAR THEN ENDED HAVE NOT BEEN AUDITED. THE FINANCIAL STATEMENTS FOR THE YEAR ENDED JUNE 30, 2002 ARE FROM FINANCIAL STATEMENTS PREVIOUSLY AUDITED BY BDO SEIDMAN LLP. BDO SEIDMAN LLP HAS NOT REISSUED THEIR REPORT AS TO SUCH FINANCIAL STATEMENTS AND HAVE NOT OTHERWISE BEEN INVOLVED IN THE PREPARATION OF THESE FINANCIAL STATEMENTS.

1.  ORGANIZATION AND NATURE OF BUSINESS

Bion Environmental Technologies, Inc. ("Bion" or the "Company") was incorporated in 1987 in the State of Colorado.

The Company is in the process of developing and testing a second generation of its technology to provide waste management solutions to the agricultural industry, focusing on livestock waste from confined animal feeding operations, such as large dairy and hog farms. In the past the Company has engaged in two main areas of activity by utilizing the first generation of its technology (which the Company discontinued marketing during calendar year 2001) (which areas the Company intends to re-enter during the current fiscal year pending results of field testing its second generation NMS technology during fiscal year 2004):

     1) WASTE STREAM REMEDIATION. The removal of pollutants (primarily nitrogen and phosphorus) which pollute soil and water and reduction of emissions of gases to the atmosphere which result in acid rain, smog, ground-level ozone or produce "greenhouse warming" effects). We intend to pursue this area of activity primarily through licensing our second generation technology: a) to retrofit existing confined animal feeding operations installations (with emphasis on large dairy farms utilizing anaerobic lagoons for the next 12 months) and b) for use in newly constructed dairy farms; and

     2) BIONSOIL SALES. The production and sale of organic BionSoil fertilizer products made from the waste solids produced by use of our technology.

In addition, the Company intends to pursue the "Dairy Park Opportunity," which reflects what the Company believes is the potential for the Bion technology to allow very large dairy farms to vertically integrate (with pasteurization, cream separation, milk bottling, and/or cheese plants, etc.) and pursue site integration (with ethanol plants, methane production, organic farming, etc.) on relatively small plots of land. The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $17,093,899 during the year ended June 30, 2002 (including non-cash interest expense and other non-cash expenses of $8,607,023 and $4,971,610, respectively) and has a history of losses which has resulted in an accumulated deficit of $56,474,000 at June 30, 2002.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


1.  ORGANIZATION AND NATURE OF BUSINESS (Continued)

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $3,458,200 during the year ended June 30, 2003 and has a history of losses which has resulted in an accumulated deficit of $60,107,394 at June 30, 2003.

During the year ended June 30, 2002, through the Company's transactions with Centerpoint Corporation and OAM S.p.A. the Company obtained $4,800,000 in cash
(See Note 3).   The Company continues to explore sources of additional
financing to satisfy its current operating requirements.

The Company has been suffering from severe financial difficulties since approximately late January of 2003. These financial difficulties resulted in the resignation of nearly all of the Company's officers and directors during February and March of 2003, and the termination of most of our employees. The Company has retained a core technical staff, but has drastically curtailed its business activities to include only those activities that are directly needed to complete development and testing of the Company's second generation technology.

The Company's financial difficulties resulted primarily from its inability to raise additional funds due to contractual anti-dilution provisions that were contained in the agreements related to the financing transactions that were completed in January of 2002 which prevented any reasonable financing from being completed. When the Company became aware of the negative implications of these anti-dilution provisions while attempting to structure a planned financing (which financing attempts ultimately failed in January of 2003), the Company attempted to either find alternative financing methods which could be reasonably completed and/or negotiate an amendment to such provisions. After months of negotiations, agreements related to amending such provisions were entered into during the spring of 2003 and the provisions were finally amended effective August 27, 2003.

Although the Company was able to complete a small financing through one of its subsidiaries during August of 2003 which will allow it to continue limited work on its second generation technology, the Company's operations have been severely damaged during the past year. In order to continue with business activities, the Company has had to structure interim financing on extremely dilutive terms. The Company still faces a severe working capital shortage and since it has no revenues will need to obtain additional capital to satisfy its existing creditors. There is no assurance that the Company will be able to obtain the funds that it needs to stay in business or to successfully develop its business.

There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company has a stockholders' deficit of $1,760,155 accumulated deficit of $60,107,394 limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level.

                                  F-7
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the years ended June 30, 2003 and 2002, stock options exercisable into 51,503 and 214,523 shares of common stock, respectively, and stock warrants exercisable into 1,393,393 and 1,393,393 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

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

Patents:

Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the years ended June 30, 2003 and 2002 was $3,232 each year.

Reclassifications:

Certain prior-year amounts have been reclassified to conform to their 2002 presentation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


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

Recent accounting pronouncements

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

Notes to consolidated financial statements (Unaudited)


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

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangibles assets recognized at that date, regardless of when those assets were initially recognized. The adoption of SFAS No. 141 and 142 did not have an effect on our financial condition or results of operations. The adoption of SFAS No. 142 will not have an effect on our financial condition or the results of operations

3.  ACQUISITION OF CENTERPOINT CORPORATION/SUBSEQUENT TRANSACTIONS WITH
    CENTERPOINT

ACQUISTION:

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

Notes to consolidated financial statements (Unaudited)


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

Notes to consolidated financial statements (Unaudited)


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

Centerpoint had owned the Moto Guzzi motorcycle business, which it sold in August 2000. Since that time it had been seeking an investment opportunity for the cash it received from the sale. Other than seeking an investment opportunity, Centerpoint has been inactive since the time of the sale of Moto Guzzi. After giving effect to the January 15, 2002 transactions, Centerpoint's primary asset is 1,900,000 shares of Bion's common stock. Centerpoint currently has only minimal cash, no other significant assets other than the Bion shares and no business operations. Centerpoint does continue to hold 35% of the rights to a litigation claim and an escrow account. The claim was initially reflected on the balance sheet at $1,339,154 and the escrow account was not valued.

Effective June 30, 2003 Bion management based on its own evaluation of the relevant facts and circumstances (collectibility, cost of litigation, timelines for receipt, currency fluctuation, etc.) reduced the value of the 35% of the Claims owned by Centerpoint to $600,000 ( a reduction of $739,154).

TRANSACTIONS (POST-ACQUISITION):

In March 2002, the Company and Centerpoint entered in an agreement effective January 15, 2002 whereby Centerpoint agreed to pay the Company $12,000 a month and issued a warrant to purchase 1,000,000 shares of Centerpoint's common stock at $3.00 per share exercisable until March 14, 2007 for management services, support staff and office space. In addition, the Company agreed to advance to Centerpoint funds needed to cure its delinquencies with the SEC, distribute the Company's common shares to Centerpoint shareholders, to locate and acquire new business opportunities and for on-going expenses. The Company had no obligation to make any advances in excess of $500,000. All funds due the Company are evidenced by a convertible revolving promissory note, which bears interest at 1% per month, payable with accrued interest on March 15, 2003. This date may be extended by agreement between the Company and Centerpoint. The Company shall have the right to convert, at any time, all or a portion of the amount due under the promissory note in shares of Centerpoint's common stock at a conversion price of $3.00 per share. As of June 30, 2002 the Company had advanced Centerpoint $186,257.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


3.   ACQUISITION OF CENTERPOINT CORPORATION (Continued)

During March 2003, the Company and Centerpoint entered into an agreement (amended on April 23, 2003) which forgave sums due from Centerpoint to Bion (approximately $450,000 at that time) and cancelled the warrants issued by Centerpoint to Bion in consideration of amending the terms of the January 2002 agreement between Bion and Centerpoint to remove the adjustment provisions(and other related) described above. This agreement was ratified by the shareholders of Centerpoint on August 25, 2003. Such ratification enabled Bion to complete an agreement with OAM, S.p.A. on August 27,2003 which removed the balance of the adjustment provisions.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of June 30, 2003:

                                                  Estimated
                                             Useful Lives (Years)
                                             --------------------

     Furniture and equipment                           5-7         $  331,647
     Computer equipment                                3-5             60,032
     Leasehold improvements                             11             30,174
                                                                   ----------
                                                                      421,854
     Less accumulated depreciation and amortization                   206,171
                                                                   ----------
                                                                    $ 215,683
                                                                   ==========

Depreciation and amortization expense related to property and equipment was $72,199 and 137,001 for the years ended June 30, 2002 and 2003, respectively. At June 30, 2003, property and equipment acquired under capital leases had all been fully depreciated.


5.   CLAIMS RECEIVABLE

Aprilia claim:

In June 2001, Aprilia's legal counsel sent a letter to Centerpoint which alleged that it had various claims under the Share Purchase Agreement aggregating approximately Lit. 9,600 million (approximately US$4,658,000). In July 2001, Centerpoint's Italian counsel sent a letter to Aprilia's counsel contesting all of the alleged claims.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


5.   CLAIMS RECEIVABLE (Continued)

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

Effective June 30, 2003 Bion management, based on its own evaluation of the relevant facts and circumstances (including without limitation, collectibility, cost of litigation, timelines for receipt, currency fluctuation, etc.) reduced the value of the 35% of the claims owned by Centerpoint to $600,000 (a reduction of $739,154).

6.   STOCKHOLDERS' EQUITY

Reverse stock split:

Effective July 8, 2002, the Company completed a one-for-ten reverse stock split of its outstanding shares of common stock. The accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


6.   STOCKHOLDERS' EQUITY (Continued)

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

During the year ended June 30, 2003, the Company issued a net of 87,539 shares of its common stock, including 91,349 shares which the Trust distributed on May 8, 2003, and returns of 3,900 shares including 3,000 shares from Stanley
F. Freedman, legal counsel to the Company, and 900 shares from Holllandbrook.

During the year ended June 30, 2003, the Company issued 14,690 shares of its common stock, valued at $136,906, for services and 6,250 shares of Centerpoint's common stock valued at $9,377. The Company also issued 13,012 shares of its common stock, valued at $168,650, to employees as compensation.

Warrants:

As of September 30, 2003, the Company had the following common stock warrants (1,543,353 in aggregate) outstanding:

                            Number of       Exercise
                             Shares          Price       Expiration Date
                            ---------       --------     ---------------

     Class D2C-W             2,455          $  25.00     June 30, 2004
     Class J-1               3,000          $  20.00     December 31, 2004
     Class J-1A            119,850 (a)      $   6.00     December 31, 2004
     Class J-1AA            17,596 (b)      $   7.50     December 31, 2004
     Class J-1B             30,047 (a)      $   6.00     December 31, 2005
     Class J-1C             45,770 (a)      $   6.00     December 31, 2005
     Class J-1D             30,832 (c)      $  15.00     December 31, 2004
     Class J-2               6,500          $  15.00     December 31, 2004
     Class SV/DM           387,343          $   5.00     July 31, 2008
     Class O               100,000          $   9.00     January 15, 2006
     Class SV/DB           800,000          $   3.00     July 31, 2013

(a) Redeemable by the Company at $0.05 per warrant if the bid price for our common stock is above $14.00.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


6.   STOCKHOLDERS' EQUITY (Continued)

b) Redeemable by the Company at $0.05 per warrant if the bid price for our common stock is above $15.00.

(c) Issued for services valued at $109,543. Redeemable by the Company at $0.05 per warrant if the bid price for our common stock is above $35.00.

(d) The exercise price is deemed to be the conversion price of the CV Notes. The exercise price may be lowered if the Company issues shares of its common stock for consideration that is below $7.50 up until the time the Company raises $5,000,000 in proceeds. See Note 3.

(e) In the event of (d) above, additional warrants will be issued to reflect 20% of "fully diluted" outstanding shares of the Company. See Note 9.

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

Stock options:

The 1994 Incentive Plan (the "1994 Plan") provides for incentive stock options to be granted to employees. Options to purchase up to 238,055 shares of the Company's common stock (or 20% of the Company's outstanding stock which ever is greater) may be granted under the Plan. Terms of exercise and expiration of options granted under the 1994 Plan may be established at the discretion of an administrative committee appointed to administer the Plan, or by the Board of Directors if no committee is appointed, but no option may be exercisable for more than ten years. As of June 30, 2003, options to purchase 18,500 shares of the Company's common stock are outstanding under the 1994 Plan.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


6.   STOCKHOLDERS' EQUITY (Continued)

The 1996 Non-employee Director Stock Plan ("the Director Plan") provides for each non-employee director to receive annually, an option to purchase 500 shares of the Company's common stock at an exercise price of 50% of the average market price of the Company's common stock for the preceding twelve months. The options were ultimately issued with an exercise price equal to the market value of the Company's common stock at its issuance date, and therefore no compensation had been recorded. No option may be exercisable for more than five years. Options to purchase up to 10,000 shares of the Company's common stock may be granted under the Director Plan. As of June 30, 2003, options to purchase 18,500 shares of the Company's common stock are outstanding under the Director Plan.

The 2000 Incentive Plan (the "2000 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 100,000 shares of the Company's common stock may be granted under the 2000 Plan. Terms of exercise and expiration of options granted under the 2000 Plan may be established at the discretion of an administrative committee appointed to administer the 2000 Plan, but no option may be exercisable for more than five years. As of June 30, 2003, options to purchase 3,891 shares of the Company's common stock are outstanding under the 2000 Plan.

The 2001 Incentive Plan (the "2001 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 150,000 shares of the Company's common stock may be granted under the 2001 Plan. Terms of exercise and expiration of options granted under the 2001 Plan may be established at the discretion of an administrative committee appointed to administer the 2001 Plan, but no option may be exercisable for more than ten years. As of June 30, 2003, options to purchase 10,612 shares of the Company's common stock are outstanding under the 2001 Plan.

The 2002 Incentive Plan (the "2002 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 300,000 shares of the Company's common stock may be granted under the 2002 Plan. Terms of exercise and expiration of options granted under the 2002 Plan may be established at the discretion of an administrative committee appointed to administer the 2002 Plan, but no option may be exercisable for more than ten years. As of June 30, 2003, there were no options outstanding under the 2002 Plan. However, as of the date of this report, 110,000 options are outstanding under the 2002 Plan.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


6.   STOCKHOLDERS' EQUITY (Continued)

The 2003 Incentive Plan (the "2003 Plan") provides for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Options to purchase up to 750,000 shares of the Company's common stock may be granted under the 2003 Plan. Terms of exercise and expiration of options granted under the 2003 Plan may be established at the discretion of an administrative committee appointed to administer the 2003 Plan, but no option may be exercisable for more than ten years. As of June 30, 2003, there were no options outstanding under the 2002 Plan. However, as of September 30, 2003, 431,333 options were outstanding under the 2003 Plan.

During the year ended June 30, 2003, the Company granted options to purchase 30,000 shares of common stock, of which options to purchase 10,000 shares expired during the year.

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

During the year ended June 30, 2001, the Company granted options to purchase 24,000 shares of common stock to consultants. The fair value of the options, in the amount of $162,000, was amortized as non-cash compensation expense through June 2002. Non-cash charges for these options amounted to $66,209 during the year ended June 30, 2002.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


6.   STOCKHOLDERS' EQUITY (Continued)

The Company applies APB Opinion 25 and related interpretations in accounting for equity instruments issued to employees. Accordingly, no compensation cost has been recognized for its employee stock option grants other than non-cash charges for the vesting of price-vested options. Had the compensation cost for the Company's stock options grants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss attributable to common stockholders and basic and diluted loss per common share would have changed to the pro forma amounts indicated below for the year ended June 30, 2002:

                                               For the Year ended June 30,
                                               --------------------------
                                                          2002
                                                      -------------

Pro forma net loss:
As reported                                           $ (17,093,899)
  Pro forma effect of SFAS No. 123                         (541,995)
                                                      -------------
  Pro forma after giving effect to SFAS No. 123       $ (17,635,894)
                                                      =============
Basic and diluted loss per common share:
As reported                                           $       (7.18)
  Pro forma effect of SFAS No. 123                            (0.23)
                                                      -------------
  Pro forma after giving effect to SFAS No. 123       $      ( 7.41)
                                                      =============

THE ABOVE TABLE HAS NOT BEEN UPDATED FOR THE YEAR ENDED JUNE 30, 2003 AS ONLY 30,000 OPTIONS WERE GRANTED DURING THE YEAR AND 10,000 OF THEM EXPIRED. MANAGEMENT HAS CONCLUDED THAT THE AGGREGATE AFFECT ON OUR FINANCIAL STATEMENTS IS RELATIVELY SMALL AND DOES NOT MATERIALLY AFFECT THE ABILITY OF INVESTORS TO EVALUATE THE COMPANY.

The weighted-average fair value at date of grant for options granted during the years ended June 30, 2002 was $4.20 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions:

                               Year ended June 30,
                               -------------------
                                    2002
                                    -----

     Risk-free interest rate        3.24%
     Expected lives in years         2.7
     Expected volatility              60%
     Expected dividend yield           0%


Because of its financial difficulties, the Company has been unable to prepare the information required by SFAS 123 for the year ended June 30, 2003.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


6.   STOCKHOLDERS' EQUITY (Continued)

The following table summarizes the Company's stock options at June 30, 2003 and 2002, as well as changes during the years then ended:

                                                        Years ended June 30,
                                          ---------------------------------------------------
                                                  2003                        2002
                                          -----------------------     -----------------------
                                                     Weighted-                   Weighted-
                                                      Average                     Average
                                          Shares   Exercise Price     Shares   Exercise Price
                                          -------  --------------     -------  --------------
     Options outstanding at beginning
         of year                          214,523      $ 14.17        190,541     $ 18.39
     Granted                               30,000      $  7.50         95,419     $  4.62
     Forfeited                            193,020      $ 16.44        (62,319)    $ 26.79
     Exercised                                  0      $     0         (9,118)    $  2.08
                                          -------                     -------
     Options outstanding at end of year    51,503      $ 12.81        214,523     $ 14.17
                                          =======                     =======

     Options exercisable at end of year    51,503      $ 12.81        159,069     $ 15.10
                                          =======                     =======

The following table presents information relating to stock options outstanding as of June 30, 2003:


                                     Options Outstanding            Options Exercisable
                                 --------------------------------   --------------------
                                           Weighted-
                                            Average     Weighted-              Weighted-
                                           Remaining     Average                Average
                                          Contractual    Exercise               Exercise
     Range of Exercise Prices    Shares      Life         Price      Shares      Price
     ------------------------------------------------------------   --------------------
      $     0 - $  7.50           20,000     4.1        $  7.50       20,000   $  7.50
      $  9.50 - $ 11.00            9,000     1.1        $ 10.83        9,000   $ 10.83
      $ 12.20 - $ 15.00            4,891     1.3        $ 15.00        4,891   $ 15.00
      $ 15.40 - $ 17.00            6,500     1.5        $ 16.02        6,500   $ 16.02
      $ 20.00 - $ 29.10           11,112     1.0        $ 21.14       11,112   $ 21.14
     ------------------------------------------------------------   --------------------

                                  51,503     2.29       $ 12.81       51,503   $ 12.81
                                 =======                             =======

The Company had 746,552 options reserved for future issuance under all of the incentive plans as of June 30, 2003.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


7.   INCOME TAXES

DUE TO OUR CURRENT FINANCIAL PROBLEMS, WE HAVE NOT PREPARED INCOME TAX INFORMATION FOR THE YEAR ENDED JUNE 30, 2003. WE ARE PROVIDING INFORMATION FOR THE YEAR ENDED JUNE 30, 2002 BELOW.

The provision for income taxes consisted of the following:


                                               For the year ended June 30,
                                                          2002
                                                      ------------
Deferred benefit:
     Federal                                         $  1,185,000
     State                                                209,000
                                                     ------------
                                                        1,394,000
Increase in valuation allowance                        (1,394,000)
                                                     ------------
                                                     $          -
                                                     ============

A reconciliation of the effective tax and the statutory U.S. federal income tax is as follows:

                                               For the year ended June 30,
                                                         2002
                                                     ------------

Expected tax (benefit)                               $ (4,139,000)
Increase (decrease) in taxes resulting from:
Permanent differences                                   3,475,000
State and local income tax (benefit),
 net of federal effect                                   (730,000)
Increase in valuation allowance                         1,394,000
                                                     ------------
Taxes on income                                      $          -
                                                     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets, liabilities and the valuation allowance at June 30, 2002 are as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


7.   INCOME TAXES (Continued)

                                                                  June 30,
                                                                    2002
                                                                ------------
Deferred tax assets:
   Accounts receivable allowance                                $      1,000
   Accrued expenses                                                    4,000
     14,000
   Depreciation and amortization                                       7,000
           -
   Compensation expense for common stock options and
      warrants not allowed for income tax purposes                 1,961,000
   1,954,000
   Federal, state and local net operating loss carryforwards      13,961,000
                                                                ------------
   Net deferred tax asset before valuation allowance              15,934,000

   Valuation allowance                                           (15,934,000)
                                                                ------------
   Net deferred tax asset                                       $          -
                                                                ============


The Company provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax asset.

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

8.   COMMITMENTS AND CONTINGENCIES

Employment and director agreements:

At June 30, 2003 the Company was not a party to any employment/consultant agreements (as all employees had been terminated effective February 15, 2003. Those employees/consultants who continued working for the Company subsequent thereto have done so without agreements.

For termination of agreements with D2, LLC/David Mitchell, see Note 9 below.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


8.  COMMITMENTS AND CONTINGENCIES (Continued)

Subsequent to June 30, 2003 certain agreements have been executed. See Note 9 below.

Obligations under operating leases:


Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022 under a lease which, as renegotiated during fiscal 2003, expires on December 31, 2003. Bion currently pays no rent and occupies a small portion of the leased space at no monthly cost pursuant to agreements between and among the landlord (an unaffiliated party), Bion, and entities connected with David Mitchell (our former C.E.O. and Director) and Salvatore Zizza (our former Secretary and Director). We amended our New York City office lease effective March 1, 2003. Under this amendment the expiration date was changed to December 31, 2003, from the previous expiration date of December 31, 2010. The amendment calls for the drawdown of the letter of credit provided to the landlord for the full amount of $120,561 to be used to pay arrearages and future rent. In addition, two of our new subtenants, Mitchell & Co. and Zizza & Co., which are controlled by David Mitchell and Salvatore Zizza, respectively, are former officers and directors of Bion, and have personally guaranteed the lease with the landlord. It is possible that we will not incur additional cash outflows in connection with this lease as a result of the drawdown of the letter of credit, the subrental income and the personal guarantees. See our Current Report dated March 25, 2003 and the exhibits thereto. However, Bion may have certain liabilities at the end of the lease term which cannot be fully determined at this time but which we estimate will be less than $20,000. The lease and sublease agreements cover approximately 5,700 square feet.

We have no additional offices at this time but may have liability in connection with prior office leases related to space we have vacated including without limitation: a) space at 8899 Main Street, Williamsville, New York 14221 under a lease that expires on November 30, 2004 and provides for annual base rents of approximately $18,600 and covers approximately 1,800 square feet; and b) space at 138 Uzzle Industrial Drive, Clayton, North Carolina 27520 under a lease that expired June 30, 2003 and provides for annual base rents of approximately $15,000 and covers approximately 4 acres and an office building of approximately 2,350 square feet. Except as described above, all leases and rental agreements are with non-affiliated parties.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


8.   COMMITMENTS AND CONTINGENCIES (Continued)

Obligations under capital leases:

The Company has various non-cancelable capital leases for computers and equipment. At June 30, 2003, minimum future lease payments under non-cancelable capital leases were as follows:

     2003         $ 1,021

Licensing agreement:

On January 31, 2002, the Company entered into a licensing agreement with BioBalance A/S. This agreement allows the Company to license the BioBlance technology for use in the field of agricultural applications for treating/converting animal waste into soil-like products with a content of nutrients and organic matter. The agreement exclusively covers the United States and its territories. This licensing agreement is for ten years and can be cancelled by the Company with 120 days notice. At June 30, 20023 future minimum licensing commitments are as follows:

     2003        $    20,833
     2004             60,417
     2005             85,417
     2006            100,000
     2007            100,000
     Thereafter    1,508,333
                 -----------
                 $ 1,875,000
                 ===========


Claims Contingency:

On September 30, 2003, Morrison Cohen Singer & Weinstein, LLP ("MCSW") filed a complaint in the Supreme Court of the State of New York, County of New York, against us alleging that we owe MCSW approximately $114,000 for legal services provided. We have not yet filed an answer in that proceeding. Because we have already recorded a liability for these legal services, we do not believe that this lawsuit will have a material adverse effect on our financial condition.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


8.   COMMITMENTS AND CONTINGENCIES (Continued)

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. We have filed an answer and counterclaims. The action has been removed to the U.S. District Court for the Eastern District of North Carolina which court recently ruled that most of the substantive claims should be arbitrated. The Company does not believe that the claims against it have merit and, assuming that we have the funds to properly defend this action, we that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.   RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

(A)  Since filing of Annual Report on Form 10-KSB for the year ended June 30,
2002:


During February 2003 Bion entered into an agreement with Centerpont (which agreement was amended April 23, 2003) which agreement was ratified by the shareholders of Centerpoint on August 25,2003. This agreement, upon ratification by Centerpoint's shareholders and completion of a related agreement (executed May 29,2003) with OAM, S.p.A., the former parent of Centerpoint, on August 27, 2003, amended certain contractual provisions which had prevented the raising of funds by Bion thereby creating the financial/management crisis which has afflicted Bion over the past year. For details, see "Item 1. Description of Business---Acquisition of Centerpoint/Transactions with Centerpoint and Recent Developments - Centerpoint Shareholders' Meeting/Removal of Contractual Problems" above and our Current Reports on Form 8-K dated August 25, 2003, June 9, 2003 and April 12, 2003 and the exhibits thereto.

During August 2003 Bion Dairy Corporation ('Dairy'), our wholly-owned subsidiary, completed the initial closing of secured convertible notes. As of September 30, 2003, the largest purchaser ($600,000 in exchange for $600,000 of advances (see below) made to Bion during 2003) was an entity owned by Dominic Bassani, General Manager of Dairy and a consultant to Bion and Dairy. In addition, Mark A. Smith, our President and a director, purchased $65,000 of such notes and an entity affiliated with David Mitchell, our former C.E.O., Chairman and a director, purchased (in exchange for $65,000 of prior advances (see below) to Bion during 2003) $65,000 of such notes. For details see "Item
1. Description of Business -Recent Developments, Bion Dairy Corporation Financing" above and our Current Report on Form 8-K dated August 25,2003 and the exhibits thereto.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.  RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS (Continued)

From January 2003 through August 2003, Dominic Bassani made advances to Bion (primarily through Bright Capital, Ltd. and D2, LLC) which totaled in excess of $600,000. From late March 2003 (when most management personnel resigned and the contract with D2, LLC under which he had been providing consulting services to Bion terminated)) through present, Mr Bassani has provided ongoing consulting services to Bion. Mr. Bassani will provide services to Bion and Dairy through March 31,2005 for the sum of $300,000 per year in deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share and the grant of 200,000 options to purchase Bion common stock at a price of $3.00 per share until Asugust 31,2008. Additionally, pursuant to prior existing arrangements, adjustments were made to Class SV (650,000 increased to 800,000 ; exercise price reduced to $3.00; term extended to August 31,2008) now owned by family members of Mr. Bassani (and/or trust for such family members). Various agreements related to such advances, services and adjustments have been executed by Bion. See our Current Reports on Form 8-K dated March 25, 2003, April 12, 2003, June 9, 2003 and August 25, 2003 and the exhibits thereto for further details.

Mark A. Smith, our President and a director, has agreed to serve in such positions on a consulting basis through March 31,2003 in consideration of $150,000 in deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share) and the grant (effective August 31,
2003) of 50,000 options to purchase Bion common stock at $3.00 per share until August 31, 2003. See our Current Report on Form 8-K dated June 9, 2003 and the exhibits thereto for further details.

The management agreement between us and D2, LLC/David Mitchell was terminated effective as of March 25, 2003. The voting and shareholder agreements to which D2 was a party were also terminated as of that same date. The Trust Under Deferred Compensation Plan for D2CO, LLC (the "Trust") will remain in existence until mutually agreed otherwise and, unless otherwise agreed in writing, the "payable" balance of $487,500 principal (plus accrued interest) owed by us to the Trust will be converted into shares of our Common Stock upon the earlier to occur of (a) a $5 million or greater equity financing(s) by us, in which case the amount payable will be converted into shares of our Common Stock at the equity price of the financing (or, in the event that the $5 million in equity financing is obtained in a series of more than one financing, the price of the equity financing which pushed the aggregate total of the financings above $5 million), or (b) March 31, 2005, at the then current market price of our Common Stock.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.  RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS (Continued)

Until late March 2003 consulting fees accrued for the services of D2, LLC (which provided the services of David Mitchell, our former Chairman, and, indirectly, Mr. Bassani). For details, see our Current Report on Form 8-K dated March 25, 2003 and the exhibits thereto. All 94,439 shares of Bion common stock held in the Trust were distributed pursuant to the instructions of D2, LLC (to David Mitchell and Dominic Bassani). Effective August 31, 2003, pursuant to prior agreements and in consideration of services provided by David Mitchell to Bion, 387,343 outstanding Class SV warrants (now owned by a trust for his children) were adjusted to lower the exercise price to $5.00 per share and extend the term until August 31, 2008. Below are some details concerning compensation paid to the Trust in shares and/or notes. The shares have been distributed as described above. The notes will be converted as described above.

As to other transactions related to David Mitchell/D2, LLC during the period leading up to the agreements in the above paragragh:

(1) The Company issued to D2: 15,322 and 23,421 shares of common stock for management fees during the three and six months ended December 31, 2001, respectively. The management fees were valued at $125,000 and $250,000 during the three and six months ended December 31, 2001, respectively. These shares are among the shares distributed from the Trust (as defined below) as described above.

(2) The Company and D2 orally agreed during January 2002, that in the event the average price per common share is below $7.50 for any quarter in which consulting fees are to be paid to the Trust, Bion will issue a convertible note in lieu of the stock payment. The agreement is to remain in place during the "Adjustment Period" noted in the Centerpoint and OAM Agreements. The convertible note is recorded as deferred compensation upon consolidation of the Trust.

(3) On July 1, 2002, D2 returned to the Company 2,874 shares of the Company's common stock that were issued as part of the consulting fee to D2 paid to the Trust Under Deferred Compensation Plan for D2Co, LLC (the "Trust") for the Benefit of D2. The shares were subsequently cancelled.

(4) On September 30, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended September 30, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The convertible note is recorded as deferred compensation upon consolidation of the Trust.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.  RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS (Continued)

(5) On December 31, 2002, the Company issued a convertible note for the D2 management fee to be paid to the Trust for the three months ended December 31, 2002. The convertible note was issued for the amount of the management fee of $150,000 and pays interest at 6% per annum, payable in cash or in shares of the Company's common stock. The convertible note is convertible into shares of common stock in whole or in part at the time of the Company's next equity financing, at the price of the next equity financing. The convertible note is recorded as deferred compensation upon consolidation of the Trust.

On June 30, 2001, Bion and D2CO, LLC ("D2") agreed that the payments owed to D2 under an existing management agreement be paid to the Trust. On July 31,
2001, Bion and Sam Spitz (the "Trustee") entered into the Trust.   Under the
Trust agreement, the Company contributed assets to the Trust at such times as specified in the management agreement with D2. Such assets are subject to claims of the Company's creditors in the event of the Company's insolvency, have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust unless and until such assets are distributed. Any rights created under the management agreement with D2 and the Trust shall be unsecured contractual rights of D2 against the Company. Payments of all amounts in the Trust are to be made to D2 on January 2, 2011, as stated in the Trust agreement, unless agreed otherwise.

The Company accounts for the Trust under the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangement Where Amounts are Earned and Held in a Rabbi Trust and Invested" which requires the Company to consolidate into its financial statements the net assets of the Trust. The value of the Company's common stock held by the Trust is classified in shareholders' equity and is accounted for in a manner similar to treasury stock. The deferred compensation obligation has been classified as a liability and is adjusted, with the corresponding charge or credit to compensation expense, to reflect changes in fair value of the common stock held by the Trust. As of June 30, 2003, $487,500 is owed to the Trust(not including accrued interest of $9,550).At March 31, 2003 the Trust held 91,439 shares of common stock of the Company (now distributed after return and cancellation of 2874 shares as described above) having a fair value of $59,435, for a total of $549,185 in deferred compensation (including $2250 of accrued interest). At June 30, 2003, the Trust is owed $497,050 (including interest), all of which will convert into Bion common stock as set forth above.

Jon Northrop, a director of Bion, has been granted (effective August 31, 2003) an option to purchase 10,000 shares of Bion's common stock at a price of $3.00 until August 31, 2008.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.  RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS (Continued)


Jere Northrop, director and Technology Director of Bion, has been granted (effective August 31,2003) an option to purchase 40,000 shares of Bion's common stock at a price of $3.00 per share until August 31, 2008. In addition, Jere Northrop is receiving $2,500 per month of deferred compensation (to be converted into Bion common stock at $3.00 per share) to compensate for additional duties he has taken on due to Bion's reduced technical personnel resulting from our ongoing financial crisis.

     Our executive offices are located at 18 E. 50th Street, 10th Floor, New York, New York 10022 under a lease which, as renegotiated during fiscal 2003, expires on December 31, 2003. Bion currently pays no rent and occupies a small portion of the leased space at no monthly cost pursuant to agreements between and among the landlord (an unaffiliated party), Bion, and entities connected with David Mitchell (our former C.E.O. and Director) and Salvatore Zizza (our former Secretary and Director). We amended our New York City office lease effective March 1, 2003. Under this amendment the expiration date was changed to December 31, 2003, from the previous expiration date of December 31, 2010. The amendment calls for the drawdown of the letter of credit provided to the landlord for the full amount of $120,561 to be used to pay arrearages and future rent. In addition, two of our new subtenants, Mitchell & Co. and Zizza & Co., which are controlled by David Mitchell and Salvatore Zizza, respectively, are former officers and directors of Bion, and have personally guaranteed the lease with the landlord. It is possible that we will not incur additional cash outflows in connection with this lease as a result of the drawdown of the letter of credit, the subrental income and the personal guarantees. See our Current Report dated March 25, 2003 and the exhibits thereto. However, Bion may have certain liabilities at the end of the lease term which cannot be fully determined at this time but which we estimate will be less than $20,000. The lease/sublease agreements cover approximately 5,700 square feet.

We have no additional offices at this time but may have liability in connection with prior office leases related to space we have vacated including without limitation: a) space at 8899 Main Street, Williamsville, New York 14221 under a lease that expires on November 30, 2004 and provides for annual base rents of approximately $18,600 and covers approximately 1,800 square feet; and b) space at 138 Uzzle Industrial Drive, Clayton, North Carolina 27520 under a lease that expired June 30, 2003 and provides for annual base rents of approximately $15,000 and covers approximately 4 acres and an office building of approximately 2,350 square feet. Except as described above, all leases and rental agreements are with non-affiliated parties.

We do not own any of these facilities, nor are we obligated under any mortgages for the properties. We believe that, under our current operations, the facilities are adequate, but, if our second generation NMS testing is successful and we obtain additional financing, we will need additional office and other space.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.   RELATED PARTY TRANSACTIONS (Continued)

(B) Transactions disclosed in our Annual Report on Form 10-KSB for the year ended June 30, 2002:

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.   RELATED PARTY TRANSACTIONS (Continued)

Effective July 1, 2001 through June 30, 2002, compensation to D2 was paid to the Trust in the form of common stock on a quarterly basis. Thereafter, notes were issued to the Trust. As of March 27, 2003, the date on which the agreements with D2 terminated (upon the resignation of David J. Mitchell), the sum of $487,500 was owed to by Bion to the Trust. The Trust and D2 have agreed, unless otherwise agreed in writing, that the "payable" balance of $475,000 owed by us to the Trust will be converted into shares of our common stock upon the earlier to occur of (a) a $5 million or greater equity financing(s) by us, in which case the amount payable will be converted into shares of our common stock at the equity price of the financing (or, in the event that the $5 million in equity financing is obtained in a series of more than one financing, the price of the equity financing which pushed the aggregate total of the financings above $5 million), or (b) March 31, 2005, at the then current market price of our common stock. See our Current Report on Form 8K dated March 25, 2003 and the exhibits thereto.

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

See Note 3.

     Warrant Purchase Agreement

In December 1999, we entered into a Warrant Purchase Agreement pursuant to which:

     * D2 purchased 250,000 warrants, exercisable at $17.50 expiring on December 31, 2004, for $1,000,000 ($500,000 in cash and $500,000 in a non-recourse promissory note to us that was secured by the subject warrants).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.     RELATED PARTY TRANSACTIONS (Continued)


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

Notes to consolidated financial statements (Unaudited)


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

On August 1, 2001, the Company, D2 and Dublin Holdings, Ltd., LoTayLingKyur, Inc., Mark Smith, Kelly Smith, LoTayLingKyur Foundation, Kelly Smith Rollover IRA, and Mark Smith Rollover IRA (collectively "the Smith shares"), entered into a voting agreement where among other things, the Smith shares shall not be transferred in a private non-market transfer which reduces the number of shares for which D2 is Proxy to less than 2/3 of the initial shares for which D2 is Proxy unless the transferee is willing to appoint D2 as Proxy for the transferred portion of the shares .

Transactions with Mark A. Smith and Related Entities

During the period beginning July 1, 2000, we entered into the following transactions with Mark A. Smith and/or entities affiliated with him:
LoTayLingKyur, Inc. ("LTLK"), LTLK Defined Benefit Plan, LoTayLingKyur Foundation, and Dublin Holding Ltd. (collectively "First Parties"), including the following:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


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

See Note 3.

Transactions with Salvatore J. Zizza

Beginning August 10, 2000, Salvatore J. Zizza, who served as a Director from December 1999 to February 2003, agreed to serve as our governmental affairs liaison and provide additional consulting services through September 1, 2002 for which he received no additional compensation. We granted Mr. Zizza options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003, and issued him 10,000 Class J-2 warrants to purchase common stock at a price of $23.75 per share. In addition, we agreed to provide Mr. Zizza with office space in our New York City office at no cost to him.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.     RELATED PARTY TRANSACTIONS (Continued)


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

Transactions with Andrew G. Gould

Andrew G. Gould served on our Board of Directors from August 10, 2000 to February 14, 2003. In addition to his duties as a director, Mr. Gould, through Arthur P. Gould & Co., Inc., a company that he owns, contracted to provide us with an average of approximately ten hours per month of technology consulting services through August 31, 2002, at no cost to us. We granted Mr. Gould options to purchase 7,500 shares of our common stock at a price of $22.50 per share, exercisable until December 31, 2003. The exercise price of these options was adjusted on January 15, 2002 to $11.00 per share.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


9.  RELATED PARTY TRANSACTIONS (Continued)

On June 8, 2001, we completed private placement offering in which Mr. Gould participated under the same terms as unaffiliated third parties. Mr. Gould purchased a $7,882 convertible note and 237 warrants to purchase common stock exercisable at $15.00 per share until December 31, 2005.

On January 15, 2002, as a result of the transaction with Centerpoint, Mr. Gould's convertible note was converted to 1,114 shares of the Company's common stock under the amended terms of the note. See Note 3.

Other Transactions with Northrops and Other Related Parties

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

Notes to consolidated financial statements (Unaudited)


9.     RELATED PARTY TRANSACTIONS (Continued)

Effective on September 6, 2001 we entered into a severance agreement with Jon Northrop and as a result, we no longer have any employees in Denver and substantially all of our business operations are conducted out of our office in New York City. Mr. Northrop received monthly payments of $10,000 in cash or common stock through August 2002.

Howard Chase joined our Board of Directors on January 21, 2002. In addition to his duties as a director, Mr. Chase, through Hollandbrook Group LLC (Hollandbrook), Inc. provided us consulting services. Bion paid Hollandbrook $1,000 per month and issued to Hollandbrook $9,000 in Bion common stock at a price per share of $15.00. On February 14, 2003, Mr. Chase resigned from our Board of Directors and, subsequent thereto, Hollandbrook returned the 900 shares of Bion common stock that had been issued to it.

Transactions with Centerpoint

On January 15, 2002, Bion issued 1,900,000 shares of its restricted common stock, valued at $7.50 per share, to Centerpoint, in exchange for $8,500,000 in cash and the assignment of certain claims and other rights owned by Centerpoint for total consideration of $14,250,000.

David Mitchell was a director of Centerpoint prior to the transaction with Bion and remained a director of Centerpoint until mid 2002.

The Company's equity and notes payable transactions with stockholders and other related parties are included in Note 10.

10.     CONVERSION OF NOTES PAYABLE

In September 2001, a CV Note in the amount of $112,740 was converted into 5,033 shares of the Company's common stock.

On January 15, 2002, the transactions involving Centerpoint caused the automatic conversion of our CV Notes in accordance with their terms. The CV Notes, in the aggregate amount of $7,972,536, were converted into 1,063,038 common shares, at a conversion price of $7.50 per share, of the Company's common stock. The conversion included 111,758 common shares issued to D2, the Trust, and Salvatore Zizza and Andrew Gould, former directors of the Company. The conversion price was contractually set to be equal to the value per share used to issue shares to Centerpoint in the Centerpoint transaction.
See Note 3.

The transactions involving Centerpoint also caused the automatic conversion of promissory notes in accordance with their terms. The promissory notes, in the aggregate amount of $6,284,244, were converted into 837,908 common shares, at

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


10.   CONVERSION OF NOTES PAYABLE (Continued)

a conversion price of $7.50 per share, of the Company's common stock. The conversion included common shares issued to Jere Northrop, our Chief Technical Officer and a director of the Company, and Mark Smith and affiliates of Mark
A. Smith, President and Jon Northrop, director of the Company. The conversion price was contractually set to be equal to the value per share used to issue shares to Centerpoint in the Centerpoint transaction. See Note 3.

The Company incurred interest expense in the amount of $1,208,598 and amortized debt discount in the amount of $1,554,425 on the CV Notes and promissory notes during the year ended June 30, 2002.

In January 2002, the Company incurred interest expense in the amount of $5,547,000 for the beneficial conversion of the CV Notes and promissory notes.

11.  BUSINESS SEGMENT INFORMATION


The Company has in the past operated in three business segments. The Company has effectively re-entered the "development stage" over the past 18 months as it has ceased sales and operation of its first generation NMS systems and BionSoil derived from them as it completes development and testing of its second generation NMS systems. The business segments it operated in are as follows:

Systems: The Company designed, marketed, installed and managed waste, wastewater and storm water systems, primarily in the livestock agricultural and food processing industries.

Soil: The Company produced and marketed BionSoil products such as organic fertilizers, potting soils and soil amendments which were produced from the nutrient rich Bion Solids harvested from agricultural systems installed on large dairy and hog farms.

Other: Contains the operating results of Centerpoint in which the Company's owns 57.2%. Centerpoint currently does not have any business operations other than general and administrative.

The Company's reportable operating segments have been determined in accordance with the Company's internal management structure, which in the past has been organized based on operating activities. The accounting policies of the operating segments are the same as those described in the summary of accounting policies. The Company evaluates performance based upon several factors, of which the primary financial measure is segment operating income.

The following table summarizes information about operations and long-lived assets as of and for the years ended June 30, 2003 and 2002:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


11.   BUSINESS SEGMENT INFORMATION (Continued


                                               Systems          Soil        Other          Total
                                               -------          ----        -----          -----
Year Ended - June 30, 2003

     Revenues                                $         -    $   116,029    $       -    $    116,029
                                             ===========    ===========    =========    ============

     Operating loss                          $(2,989,540)   $  (900,224)   $ 339,968    $ (3,549,796)
     Other income/(expense), net             $   244,298          3,820    $(207,149)   $     40,969
     Minority interest                       $         -    $         -    $  50,567    $     50,567
                                             -----------    -----------    ---------    ------------
     Net Loss                                $(2,745,242)   $  (896,404)   $ 183,386    $ (3,458,260)
                                             ===========    ===========    =========    ============
     Supplemental segment information:

     Amortization and depreciation           $    37,883    $    99,118    $       -    $    137,001


     As of June 30, 2003

     Property and Equipment, net             $   165,803    $    49,880    $       -    $    215,683
     Total Assets                            $   203,580    $    58,183    $ 646,113    $    907,875

Year Ended - June 30, 2002

     Revenues                                $         -    $    69,382    $       -    $     69,382
                                             ===========    ===========    =========    ============

     Operating loss                          $(4,672,777)   $(3,903,022)   $(102,520)   $ (8,678,319)
     Other income/(expense), net             $(4,193,612)    (4,208,301)   $ (99,124)   $ (8,501,037)
     Minority interest                       $         -    $         -    $  85,457    $     85,457
                                             -----------    -----------    ---------    ------------
     Net Loss                                $(8,866,389)   $(8,111,323)   $(116,187)   $(17,093,899)
                                             ===========    ===========    =========    ============
     Supplemental segment information:

     Amortization and depreciation           $    32,860    $    23,877    $       -    $     72,199


     As of June 30, 2002

     Property and Equipment, net             $    68,070    $    86,355    $       -    $    154,425
     Total Assets                            $ 1,837,339    $ 1,858,162    $  57,398    $  3,752,899




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

Notes to consolidated financial statements (Unaudited)


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


13.  SUPPLEMENTAL NON-CASH DISCLOSURES TO STATEMENT OF CASH FLOWS

The Company had the following non-cash financing activities during 2002 (no such activities took place during 2003):

                                                                   Year ended
                                                                  June 30, 2002
                                                                  -------------

Warrants issued in private placement                                $        -
Convertible bridge notes payable converted to common stock           7,325,354
Note payable, related parties-current converted to common stock      1,867,872
Note payable, related parties-long-term converted to common stock    3,609,783
Cancellation of note receivable for sale of warrants                         -
Beneficial conversion feature on convertible bridge notes                    -
Note receivable received for sale of common stock, and reassigned
     for purchase of Centerpoint stock                               3,263,000
Claims receivable received for sale of common stock, then
     reassigned for purchase of Centerpoint stock                    2,487,000


13.  SUBSEQUENT EVENT

     Bion Dairy Corporation Financing

On August 25, 2003 Bion Dairy Corporation ("Dairy"), of which we own all 4,000,000 shares of its common stock outstanding, closed an initial stage of financing totaling $1,117,500 (including $600,000 of prior advances from Bright Capital, Ltd. ("Brightcap") and $65,000 of prior advances from affiliates of David Mitchell, our former CEO) of secured convertible debt ("Notes"). Through September 30,2003 an additional $65,000 of the Notes were sold to Mark A. Smith our president, for a total issuance of $1,182,500. Up to a total of $2,065,00 of such Notes may be issued. The largest holder of these Notes is Chris-Dan, LLC, which is owned by Dominic Bassani, General Manager of Dairy and a consultant to Bion. The Notes are secured by: a) all of the intellectual property of Bion (and its subsidiaries) (which previously secured outstanding obligations to Bright Capital, Ltd. which is owned by Mr. Bassani), b) all of the outstanding shares of Dairy, and c) all of the shares of Centerpoint owned by Bion. The Notes are convertible into the common stock of Dairy at a price of $1.00 (principal and accrued interest on the Notes)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to consolidated financial statements (Unaudited)


13.  SUBSEQUENT EVENT (Continued)


under various conditions specified in the financing documentation, one or more of which conditions precedent to conversion may never be met. Under additional specified conditions (which also have no assurance of being met), the Notes (or Dairy common stock received pursuant to the conversion thereof) may in the future be exchanged for shares of the common stock of Bion. If conversion of the Notes into the common stock of Dairy takes place, all of Bion's business opportunity in the dairy industry world-wide will be conducted through Dairy, and the board of directors of Dairy will consist ot three members, two of which will be designated by the majority of the shareholders of Dairy and only one will be designated by Bion. The financing restricts the use of its proceeds and, unless Dairy and/or Bion raise substantial additional funds, there will be no substantial funds available for Bion to pay its
creditors and carry out its business.   See Exhibit 10.1 to our Current Report
on Form 8-K dated August 25,2003 for further details.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 2003
                                    BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                   By: /s/ Mark A. Smith
                                       -------------------------------------
                                        Mark A. Smith
                                        President and Interim Chief
                                        Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                  Date
      ---------                      -----                  ----

/s/ Mark A. Smith                 Director               October 13, 2003
---------------------------       President, Interim
Mark A. Smith                     Chief Financial
                                  Officer and Director



/s/ Jon Northrop                  Director               October 13, 2003
---------------------------
Jon Northrop



                                  Director               October _, 2003
---------------------------
Jere Northrop