Form 10QSB
period 2003-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-11-19
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the quarterly period ended September 30, 2003

                                   OR

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 for the transition period from ____ to ____


                        Commission File No. 001-31437

                    BION ENVIRONMENTAL TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


        Colorado                                     84-1176672
(State of Incorporation)              (I.R.S. Employer Identification Number)



                        18 E. 50th Street, 10th Floor
                          New York, New York 10022
         (Address of principal executive offices, including zip code)

                                (212) 758-6622
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


As of October 31, 2003 the issuer had outstanding 5,300,021 shares of common stock. This includes 1,900,000 shares held by a majority-owned subsidiary.

                   BION ENVIRONMENTAL TECHNOLOGIES, INC.

                       QUARTERLY REPORT ON FORM 10-QSB

THIS REPORT INCLUDES FINANCIAL STATEMENTS (AND NOTES ATTACHED THERETO) FOR THE QUARTER ENDED SEPTEMBER 30, 2003 WHICH HAVE BEEN INTERNALLY PREPARED AND WHICH HAVE NOT BEEN REVIEWED BY ANY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS. WHILE WE BELIEVE THAT THE FINANCIAL STATEMENTS ARE ACCURATE AND COMPLETE IN ALL MATERIAL RESPECTS, IT IS POSSIBLE THAT A REVIEW MAY RESULT IN ADJUSTMENTS, SOME OF WHICH MAY BE MATERIAL.

                 BION ENVIRONMENTAL TECHNOLOGIES, INC.

                  QUARTERLY REPORT ON FORM 10-QSB

                          TABLE OF CONTENTS


PART I ...................................................................  4

     Item 1.  Financial Statements ......................................   4

             Unaudited consolidated balance sheet as
                of September 30, 2003 ....................................  5

             Unaudited consolidated statements of operations
               for the three months ended
               September 30, 2003 and 2002 ...............................  6

             Unaudited consolidated statements of cash
               flows for the three months ended
               September 30, 2003 and 2002 ...............................  7

             Notes to unaudited consolidated financial statements .......   8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................  18

     Item 3.  Controls and Procedures ...................................  27

PART II

     Item 1.  Legal Proceedings ......................................... 27

     Item 5.  Other Information ......................................... 28

     Item 6.  Exhibits and Reports on Form 8-K .......................... 29

     Signatures ......................................................... 30

                                  PART I

Item 1.  Financial Statements

This Form 10-QSB has not been reviewed by BDO Seidman, LLP, our independent certified public accountants, as required by Item 310(b) of Regulation S-B. BDO Seidman, LLP has not performed the review (and prior reviews and audits) because they ceased work prior to review of the impact on the Company's accounts and operations of the various items disclosed in our Report on Form 8-K dated February 7, 2003. We are not aware of any dispute with BDO Seidman, LLP as to any accounting matters. Since we owe approximately $125,000 to BDO Seidman, LLP, which must be paid or otherwise resolved in order to eliminate independence issues prior to any review or audit of our financial statements and we lack the resources to pay such amounts, no review has been performed.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Balance Sheet
As of September 30, 2003

ASSETS
Current assets:
     Cash and cash equivalents                             $   162,317
     Accounts receivable, net of allowance for doubtful
     accounts of $5,935                                          5,785
     Prepaid expenses and other current assets                  61,102
                                                           -----------
          Total current assets                                 229,204

Property and equipment, net                                    214,924
Claims receivable                                              600,000
Other assets                                                    30,967
                                                           -----------
          Total assets
                                                           $ 1,075,095


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $   975,897
     Accrued expenses                                          244,426
     Deferred compensation B due to Trust                      504,506
     Accrued deferred compensation                             247,500
     Capital lease obligation                                      947
     Advances from affiliates                                   48,977
     Secured notes payable - affiliates                        736,574
     Secured notes payable-others                              455,971
                                                           -----------
          Total current liabilities                          3,214,798

Minority interest                                              650,228

Commitments and contingencies

Stockholders' Equity:
Preferred Stock, $.01 par value, 10,000 shares
  authorized, -0- shares issued and outstanding
Common stock, no par value, 100,000,000 shares
  authorized, 4,204,291 shares issued and
  outstanding (this does not include 1,095,730
  shares held by Centerpoint which will be
  distributed to Bion and subsequently cancelled)
Additional paid in capital                                  58,347,239
Accumulated deficit                                        (61,137,170)
                                                           -----------
     Total stockholders' equity                            ( 2,789,931)


     Total liabilities and stockholders' equity            $ 1,075,095
                                                           ===========


              See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

                                                      Three Months Ended
                                                         September 30,
                                                 ---------------------------
                                                      2003           2002
                                                 ------------    -----------
Revenue:
  Soil sales                                     $      -        $    46,638
                                                 ------------    -----------
Cost of soil                                     (     10,370)       195,718
                                                 ------------    -----------
Gross loss                                             10,370       (149,080)
                                                 ------------    -----------
Expenses:
  General and administrative (excluding
    $158,447 and $218,231 of non-cash charges
    for services and compensation, respectively)      664,646        637,192
  Research and development                            283,374        149,862
  Non-cash charges for services and compensation            -        158,447
                                                 ------------    -----------
                                                      948,020        945,501
                                                 ------------    -----------
Operating loss                                     (  937,650)    (1,094,581)
                                                 ------------    -----------
Other income and expense:
  Interest expense including
       non-cash interest charges                   (  64,824)     (       75)
  Interest income                                           -          5,629
  Other expense, net                                  37,232      (   16,699)
                                                 ------------    -----------
                                                   (  27,592)     (   11,145)
                                                 ------------    -----------
Net loss before minority interest                  ( 965,242)     (1,105,726)
                                                 ------------    -----------
Minority interest                                  (  64,534)         35,052
                                                 ------------    -----------
Net loss and comprehensive loss                  $(1,029,776)    $(1,070,674)
                                                 ============    ===========
Basic and diluted loss per common share:
Net loss per common share                        $     (0.24)    $     (0.20)
                                                 ============    ===========
Weighted-average number of common shares
  outstanding, basic and diluted loss per share    4,205,993       5,304,521
                                                 ============    ===========






                See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
                                                      Three Months Ended
                                                         September 30,
                                                 ---------------------------
                                                      2003           2002
                                                 ------------    -----------
Cash flows from operating activities:
Net loss                                         $ (1,029,776)  $ (1,070,674)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Minority interest in net loss of subsidiary     259,702        (35,052)
      Depreciation and amortization                     5,808         20,543
      Loss on disposal of asset                        19,459          7,444
      Issuance of note payable for consulting
        services                                                     150,000
      Non-cash charges for equity instruments
        issued for compensation and services                           8,447
      Changes in:
        Accounts receivable                             2,160          8,349
        Note receivable                                     -           (985)
        Inventory                                           -        (48,646)
        Prepaid expenses and other current assets     (18,114)        41,795

        Deposits and other                                906          (463)
        Accounts payable                              120,940         87,364
        Accrued liabilities                            41,250          2,281
        Increase in accrued deferred compensation     120,000
        Increase in due to trust                        7,456
                                                 ------------   ------------
        Net cash used in operating activities        (470,289)      (829,599)
                                                 ------------   ------------
Cash flows from investing activities:
    Net proceeds from sale of assets                    8,313
    Purchases of property and equipment              ( 32,821)      (116,152)
                                                 ------------   ------------
        Net cash used in investing activities        ( 24,508)      (116,152)
                                                 ------------   ------------
Cash flows from financing activities:

    Proceeds from secured loans from affiliates       736,574
    Proceeds of secured loans payable                 455,971
    Conversion of advances from affiliates to secured
        Loans from affiliates                        (574,823)
    Proceeds of advances from affiliates               30,000
    Payments of capital lease obligations                ( 74)        (  445)
                                                 ------------   ------------
        Net cash used in financing activities         647,648         (  445)
                                                 ------------   ------------

Net decrease in cash and cash equivalents             152,931      (946,196)

Cash and cash equivalents, beginning of period          9,386      1,813,571
                                                 ------------   ------------
Cash and cash equivalents, end of period         $    162,317   $    867,375
                                                 ============   ============
Supplemental disclosure of cash flow information:
    Cash paid for interest during the period     $          -   $         75
                                                 ============   ============

                See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to unaudited consolidated financial statement


PRELIMINARY NOTE:

THE FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2003 AND FOR THE THREE MONTHS THEN ENDED HAVE NOT BEEN REVIEWED BY ANY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Bion Environmental Technologies, Inc. and its subsidiaries (the "Company", "Bion", "we", "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated, except that no amounts have been recorded as expense for warrants issued/reissued to certain persons. See Note 5 "Related Party Transactions and Subsequent Events" below for details concerning the Black Scholes value of these warrants. Pursuant to the requirements of the Securities and Exchange Commission applicable to Quarterly Reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003. Operating results for the periods indicated are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

Certain fiscal year 2003 items have been reclassified to conform to their fiscal year 2004 presentation.

2.  ORGANIZATION AND NATURE OF BUSINESS

Bion Environmental Technologies, Inc. ("Bion" or the "Company", INCLUDING ALL SUBSIDIARIES UNLESS OTHERWISE INDICATED) was incorporated in 1987 in the State of Colorado.

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

In addition, the Company intends to pursue the "Dairy Park Opportunity," which reflects what the Company believes is the potential for the Bion technology to allow very large dairy farms to vertically integrate (with pasteurization, cream separation, milk bottling, and/or cheese plants, etc.) and pursue site integration (with ethanol plants, methane production, organic farming, etc.) on relatively small plots of land. The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $1,029,776 during the quarter ended September 30, 2003 (including non-cash interest expense and other non-cash expenses) and has a history of losses which has resulted in an accumulated deficit of $61,137,170 at September 30, 2003.

Effective July 8, 2002, the Company completed a 1 for 10 reverse stock split (the "stock split"). The stock split has been retroactively reflected in the Company's consolidated balance sheet and consolidated statement of operations, adjusted in the consolidated statements of changes in stockholders equity and notes to consolidated financial statements.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred losses totaling $1,029,776 during the quarter ended September 30, 2003 and has a history of losses which has resulted in an accumulated deficit of $61,137,170 at September 30, 2003.

The Company has been suffering from severe financial difficulties since approximately January of 2003. These financial difficulties resulted in the resignation of nearly all of the Company's officers and directors during February and March of 2003, and the termination of most of our employees. The Company has retained a core technical staff, but has drastically curtailed its business activities to include only those activities that are directly needed to complete development and testing of the Company's second generation technology.

The Company's financial difficulties resulted primarily from its inability to raise additional funds due to contractual anti-dilution provisions that were contained in the agreements related to the financing transactions that were completed in January of 2002 which provisions prevented any reasonable financing from being completed. When the Company became aware of the negative implications of these anti-dilution provisions while attempting to structure a planned financing (which financing attempts ultimately failed during January
2003), the Company attempted to either find alternative financing methods which could be reasonably completed and/or negotiate an amendment to such provisions. After many months of negotiations, agreements related to amending such provisions were entered into during the spring of 2003 and the provisions were finally amended effective August 27, 2003.

Although the Company was able to complete a small financing through one of its subsidiaries during August of 2003 (with minor additional funding during early November 2003) which has allowed it to continue limited work on its second generation technology, the Company's operations have been severely damaged during the past year. In order to continue with business activities, the Company has had to structure interim financing on extremely dilutive terms. The Company still faces a severe working capital shortage and since it has no revenues will need to obtain additional capital to satisfy its existing creditors. There is no assurance that the Company will be able to obtain the funds that it needs to stay in business or to successfully develop its business.

The Company's main activity at present consists of work related to its Texas second generation dairy NMS installation which is currently in the testing/demonstration stage. We anticipate preliminary results during the last calendar quarter of 2003 or the first calendar quarter of 2004. See our Annual Report on Form 10-KSB for the year ended June 30, 2003 , Item 1. "Description of Business B Development of Our Business" for details concerning this matter.

There is substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company has a stockholders' deficit of $2,789,931 accumulated deficit of $61,137,170 limited current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level.

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

For the quarters ended September 30, 2003 and 2002, stock options exercisable into 342,336 and 242,232 shares of common stock, respectively, and stock warrants exercisable into 1,543,393 and 1,393,393 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

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

Stock-based compensation:

The Company accounts for its stock-based compensation arrangements with its employees in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 established a fair-value-based method of accounting for stock-based compensation plans. Stock-based awards to nonemployees are accounted for at fair value in accordance with the provisions of SFAS 123. NO CALCULATIONS OF THESE ITEMS HAVE BEEN PREPARED SINCE 2002 DESPITE THE FACT THAT A SUBSTANTIAL NUMBER OF OPTIONS (290,833), IN AGGREGATE WERE GRANTED EFFECTIVE AUGUST 31,2003. See Note 5 "Related Party Transactions and Subsequent Events" below for information concerning the Black Scholes values of issuances/grants of warrants and options.

Patents:

Patents are recorded at cost less accumulated amortization, which is calculated on a straight-line basis over a period of the estimated economic life or legal life of 17 years. Amortization expense for the years ended June 30, 2003 and 2002 was $3,232 each year or $808 per quarter.

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

4.   LITIGATION

On September 30, 2003, Morrison Cohen Singer & Weinstein, LLP ("MCSW") filed a complaint in the Supreme Court of the State of New York, County of New York, against us alleging that we owe MCSW approximately $114,000 for legal services
provided.  We have not yet filed an answer in that proceeding.   We have
already recorded a liability for these legal services, and therefore we do not believe that this lawsuit will have a material adverse effect on our financial condition. During October 2003, we concluded a settlement of this matter for an aggregate sum of $65,000 (including attorneys' fees) and the litigation has been dismissed with prejudice.

On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca

Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. We have filed an answer and counterclaims. The action has been removed to the U.S. District Court for the Eastern District of North Carolina which court recently ruled that most of the substantive claims should be arbitrated between Quin Deca and our Bion Technologies, Inc. subsidiary. The Company does not believe that the claims against it have merit and, assuming that we have the funds to properly defend this action, we that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition. On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Notes") that were issued to ACB in March of 2000. The complaint includes breach of contract claim asserting that the Company owes ACB $265,400 plus interest or $121,028 including interest based on ACB's interpretation of the terms of the Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock on conversion in full payment of the Notes based on the Company's interpretation of the Notes, as amended. The Company has filed an answer to the complaint denying the allegations. Assuming that we have the funds to properly defend this action. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

5.   RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENTS

During February 2003 Bion entered into an agreement with Centerpoint (which agreement was amended April 23, 2003) which agreement was ratified by the shareholders of Centerpoint on August 25,2003. This agreement, upon ratification by Centerpoint's shareholders and completion of a related agreement (executed May 29,2003) with OAM, S.p.A., the former parent of Centerpoint, on August 27, 2003, amended certain contractual provisions which had prevented the raising of funds by Bion thereby creating the financial/management crisis which has afflicted Bion over the past year. For details, see Our Annual Report on Form 10-KSB for the year ended June 30, 2003, "Item 1. Description of Business---Acquisition of Centerpoint/Transactions with Centerpoint and Recent Developments - Centerpoint Shareholders' Meeting/Removal of Contractual Problems" and our Current Reports on Form 8-K dated August 25, 2003, June 9, 2003 and April 12, 2003 and the exhibits thereto.

From January 2003 through August 2003, Dominic Bassani made advances to Bion (primarily through Bright Capital, Ltd. and D2, LLC) which totaled in excess of $600,000. From late March 2003 (when most management personnel resigned and the contract with D2, LLC under which he had been providing consulting services to Bion terminated)) through present, Mr. Bassani has provided ongoing consulting services to Bion. Mr. Bassani will provide services to Bion and Dairy through March 31,2005 for the sum of $300,000 per year in deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share and the grant of 200,000 options to purchase Bion common stock at a price of $3.00 per share until August 31,2008. Additionally, pursuant to prior existing arrangements, adjustments were made to Class SV (650,000 increased to 800,000; exercise price reduced to $3.00; term extended to August 31,2008) now owned by family members of Mr. Bassani (and/or trust for such family members). Various agreements related to such advances, services and adjustments have been executed by Bion. See our Current Reports on Form 8-K dated March 25, 2003, April 12, 2003, June 9, 2003 and August 25, 2003 and the exhibits thereto for further details. See also "Bion Dairy Corporation Financing" below.

Mark A. Smith, our President and a director, has agreed to serve in such positions on a consulting basis through March 31,2003 in consideration of $150,000 in deferred compensation (to be converted into Bion common stock at a price no greater than $3.00 per share) and the grant (effective August 31,
2003) of 50,000 options to purchase Bion common stock at $3.00 per share until August 31, 2003. See our Current Report on Form 8-K dated June 9, 2003 and the exhibits thereto for further details. See also "Bion Dairy Corporation Financing" below.

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

On August 31, 2003, we granted James Morris, Bion's Chief Technology Officer, 80,000 options to purchase shares of the Company's common stock at $3.00 per share expiring July 31, 2008.

On August 31, 2003, we granted George Bloom, Bion's Chief Engineer, 80,000 options to purchase shares of the Company's common stock at $3.00 per share expiring July 31, 2008.

On August 31, 2003, 1,187,343 warrants were "issued" (or reissued/amended to extend the term, reduce the exercise prices and increase the number by 150,000, in aggregate) of which 1,037,343 were previously outstanding) to related parties at an average exercise price of $3.65 and an average term of
8.29 years. If these warrants were valued using the Black Sholes method, their value would be estimated at $1,090,992. In addition, a total of 583,833 options were issued with an average exercise price of $3.10 and an average term of 4.92 years. Of these options, 460,000 were granted to related parties. If these options were valued using the Black Sholes method, their value would be estimated at $493,017. See our Current Report on Form 8-K dated June 9, 2003 and our Annual Report on Form 10-KSB for the year ended June 30, 2003 and the exhibits thereto for additional information concerning these issuances/reissuance of warrants and grants of options. In addition, 10,573 Warrants previously issued to D. Slavney were re-issued at a new exercise price of $6.00. If these warrants were valued using the Black Sholes method, their value would be estimated at $63,478. None of these Black Scholes values have been reflected in the Financial Statements. Had these items been recorded in the Financial Statements, our losses would have been increased by the amounts recorded.

Centerpoint Shareholders Meeting/Removal of Contractual Problems

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

As a result, the contractual impediments to future financing described in our Current Report on Form 8-K dated April 12, 2003(see Exhibits 99.2 and 99.3 thereto) have now been remove

On November 3, 2003, Centerpoint received $430,300.74(net of litigation costs) from the settlement of a portion of its arbitration with Aprilia. See Note 5, "Claims Receivable - Aprilia Claim", to the Financial Statements in our Annual Report on Form 10-KSB for the year ended June 30, 2003 for further details. On November 10, 2003 Centerpoint made a $400,000 investment as set forth below at "Bion Dairy Corporation Financing".

On August 25, 2003, Bion Dairy Corporation ("Dairy"), of which we own all 4,000,000 shares of its common stock outstanding, closed an initial stage of financing totaling $1,117,500 (including $600,000 of prior advances from Bright Capital, Ltd. ("Brightcap") and $65,000 of prior advances from affiliates of David Mitchell, our former CEO) of secured convertible debt ("Notes"). Through September 30,2003 an additional $65,000 of the Notes were sold to Mark A. Smith our president, for a total issuance of $1,182,500. On November 10, 2003 Centerpoint purchased $400,000 of the Notes bringing the total sale and issuance to $1,582,500. Dairy has now closed the offering of these Notes. Up to an aggregate total of $4,482,500 of such Notes (or similar Notes) may be issued by Dairy in subsequent tranches. The largest holder of these Notes($600,000 principal) is Chris-Dan, LLC, which is owned by Dominic Bassani, General Manager of Dairy and a consultant to Bion. The Notes are secured by: a) all of the intellectual property of Bion (and its subsidiaries)

(which previously secured outstanding obligations to Bright Capital, Ltd. which is owned by Mr. Bassani), b) all of the outstanding shares of Dairy, and
c) all of the shares of Centerpoint owned by Bion. The Notes are convertible into the common stock of Dairy at a price of $1.00 (principal and accrued interest on the Notes) under various conditions specified in the financing documentation, one or more of which conditions precedent to conversion may never be met. Under additional specified conditions (which also have no assurance of being met), the Notes (or Dairy common stock received pursuant to the conversion thereof) may in the future be exchanged for shares of the common stock of Bion. If conversion of the Notes into the common stock of Dairy takes place, all of Bion's business opportunity in the dairy industry world-wide will be conducted through Dairy, and the board of directors of Dairy will consist of three members, two of which will be designated by the majority of the shareholders of Dairy and only one will be designated by Bion. The financing restricts the use of its proceeds and, unless Dairy and/or Bion raise substantial additional funds, there will be no substantial funds
available for Bion to pay its creditors and carry out its business.   See
Exhibit 10.1 to our Current Report on Form 8-K dated August 25,2003 for further details.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS REPORT INCLUDES FINANCIAL STATEMENTS (AND NOTES ATTACHED THERETO)
FOR THE QUARTER ENDING SEPTEMBER 30, 2003 WHICH HAVE NOT BEEN REVIEWED OR AUDITED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AND OTHER ITEMS DERIVED THEREFROM WHICH MAY NOT FULLY CONFORM THE REQUIREMENTS/REGULATIONS GOVERNING THE CONTENT OF FORM 10-QSB. Since we owe approximately $125,000 to BDO Seidman, LLP, which must be paid or otherwise resolved in order to eliminate independence issues prior to any review or audit of our financial statements and we do not presently have the funds to pay such sums and for subsequent work, no review or audit has been performed on our financial statements since December 31, 2002.

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

ALTHOUGH WE WERE ABLE TO COMPLETE A SMALL FINANCING THROUGH ONE OF OUR SUBSIDIARIES DURING AUGUST OF 2003 WHICH HAS ALLOWED US TO CONTINUE LIMITED WORK ON OUR SECOND GENERATION TECHNOLOGY (SEE OUR CURRENT REPORT ON FORM 8-K DATED AUGUST 25, 2003), OUR OPERATIONS HAVE BEEN SEVERELY DAMAGED DURING THE PAST YEAR. NOT ONLY DID WE HAVE TO TERMINATE MOST OF OUR ACTIVITIES AND EMPLOYEES, BUT WE HAVE SUFFERED SUCH DIRE FINANCIAL CONSTRAINTS (AS WE WERE FACED WITH THE LIKELY POSSIBILITY OF A BANKRUPTCY FILING) THAT WE HAVE LOST CREDIBILITY WITH OUR VENDORS, CREDITORS, THE FINANCIAL COMMUNITY AND OUR EXISTING SHAREHOLDERS AND INVESTORS. AS A RESULT, THE MARKET PRICE FOR OUR STOCK FELL IN ORDER TO CONTINUE WITH OUR BUSINESS ACTIVITIES AND SAVE THE COMPANY WE HAVE HAD TO STRUCTURE INTERIM FINANCING ON EXTREMELY DILUTIVE TERMS WHICH HAS NEGATIVELY AFFECTED OUR SHAREHOLDERS AND WILL PROBABLY CONTINUE TO NEGATIVELY IMPACT OUR ABILITY TO OBTAIN FUTURE FINANCING ON REASONABLE TERMS. WE STILL FACE A SEVERE WORKING CAPITAL SHORTAGE AND SINCE WE HAVE NO REVENUES WE WILL NEED TO OBTAIN ADDITIONAL CAPITAL TO SATISFY OUR EXISTING CREDITORS (SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS" AND "FINANCIAL STATEMENTS").
THERE IS NO ASSURANCE WE WILL BE ABLE TO OBTAIN THE FUNDS THAT WE NEED TO STAY IN BUSINESS OR TO SUCCESSFULLY DEVELOP OUR BUSINESS.

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

     The Company's main activity at present consists of work related to its Texas second generation dairy NMS installation which is currently in the testing/demonstration stage. We anticipate preliminary results during the last calendar quarter of 2003 or the first calendar quarter of 2004. See our Annual Report on Form 10-KSB for the year ended June 30, 2003 , Item 1. "Description of Business B Development of Our Business" for details concerning this matter.

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

     The following list of critical accounting policies (WHICH HAS NOT BEEN UPDATED SINCE 2002) is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. We have identified the following to be critical accounting policies of the Company:

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

Results of Operations - Comparison of Quarter Ended September 30, 2003 with Quarter Ended September 30, 2002
---------------------------------------------------------------------

     We recorded no sales of of BionSoil(R) during the quarter ended September 30, 2003 ("2003@). This compares to total sales of $47,000 for the quarter ended September 30, 2002 ("2002"). The amount decreased due to our financial/management crisis and our focus on research and development in 2003. Cost of soil was $(10,370) for 2003 and $196,000 for 2002. The decrease in cost was due to the fact that no new soil was produced for sale and settlements with vendors resulted in a credit for the 2003 quarter.

     General and administrative expenses increased to $664,646 for 2003 from $637,000 for 2002. The increase is primarily attributable to an increase in accrued deferred compensation even with a reduction in salaries and expenses due to a general reduction in overall staff size.

     Research and development costs increased by $133,000 during the 2003 quarter. This increase is primarily the result of the construction/testing during 2003 of the second generation NMS system built in Texas. No such prototype was in construction/testing in the 2002 quarter.

     Non-cash expenses for services and compensation decreased to $0 for 2003 from $158,000 for 2002. The decrease is due to a reduction in amortization expense for the value of options previously issued to various individuals.

     Interest expense increased to $64,824 for 2003 from $75 for 2002. The increase was due to new loans in 2003.

     We did not record income tax expense during the quarters ended September 30, 2003 and 2002, as a result of our net losses. A valuation allowance of $15,394,000 at June 30, 2002, was established because we have not been able to determine that it is more likely than not that the deferred tax asset will be realized.

     WE HAVE NOT YET HAD THE RESOURCES (FINANCIAL AND PERSONNEL) TO ADDRESS OUR TAX ITEMS FOR THE YEAR ENDED JUNE 30, 2003 AND PERIODS SUBSEQUENT THERETO. HOWEVER, AS SET FORTH IN THE FINANCIAL STATEMENTS, IT IS CLEAR THAT WE HAD ADDITIONAL LOSSES DURING THE QUARTER.

     DUE TO OUR INABILITY TO OBTAIN ACCOUNTING SERVICES, WE ARE UNABLE TO DETERMINE THE AMOUNTS OF THE VALUATION ALLOWANCES OR CARRY-FORWARDS AT SEPTEMBER 30, 2003.

     The net loss and comprehensive loss decreased $41,000 (4%) during the quarter ended September 30, 2003. The decrease primarily related to any decrease in overall operations.

     Basic and diluted loss per common share increased by $0.04 from $0.20 to $0.21. The decrease in the loss per share is primarily attributable to the use of a calculation which "netted out" our 57.7% portion of the 1.900,000 shares of our common stock owned by Centerpoint in the 2003 calculation, which was offset by our lower level of activity and the decrease in non-cash charges.

     We have not recorded any expense for options/warrants granted/issued during the period. See Note 5 "Related Party Transactions and Subsequent Events" for details related to these items including without limitation the Black Scholes vales of such options/warrants.

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

Liquidity and Capital Resources
-------------------------------

     Our principal sources of liquidity, which consist of cash and cash equivalents, are $162,000 as of September 30, 2003. We believe we will not generate sufficient operating cash flow to meet our needs without additional external financing. THE LACK OF ADDITIONAL CAPITAL RESULTING FROM THE INABILITY TO GENERATE CASH FLOW FROM OPERATIONS OR TO RAISE CAPITAL FROM EXTERNAL SOURCES HAVE ALREADY FORCED THE COMPANY TO SUBSTANTIALLY CURTAIL OPERATIONS, CAUSED US TO REDUCE STAFF, AND MAY CAUSE THE COMPANY TO CEASE OPERATIONS AND WOULD, THEREFORE, HAVE A MATERIAL ADVERSE EFFECT ON ITS BUSINESS. There can be no assurances that any financing will be available or that the terms will be acceptable to us, or that any financing will be consummated. Any failure on our part to do so will have a material adverse impact on us and may cause us to cease operations.

     The level of funding required to accomplish our objectives is ultimately dependent on the success of our research and development efforts, which at this time is unknown.

     Effective February 12, 2003, in order to eliminate an impediment to a possible future financing, we entered into an agreement with Centerpoint Corporation, our majority-owned subsidiary, to immediately cancel Section 2.4 "Post-Closing Adjustment" and Section 1.2(b) "Failure to Register or Lapse of Effectiveness" from the January 2002 Subscription Agreement between us and Centerpoint. Our management believes that it is in the best interest of all of the shareholders of both companies that these obstacles to a possible future financing be removed. As majority stockholder, we have fiduciary obligation to act in the best interests of the Centerpoint minority stockholders.As consideration to Centerpoint for canceling the sections noted above we will forgive all amounts due from Centerpoint, totaling approximately $450,000 (this amount has been eliminated in consolidation). In addition, we will return to Centerpoint, for cancellation, warrants to purchase one million shares of Centerpoint's common stock. On August 25, 2003 Centerpoint's shareholders ratified these agreements. On August 27, 2003 a payment of $90,000 was made to the former controlling shareholder of Centerpoint (and its attorneys) to remove our remaining contractual impediments. See our Current Report on Form 8-K dated August 25,2003 and the exhibits thereto.

     During the period from January 2003 to September 30, 2003, Bright Capital LLC ("Brightcap"), an entity owned and controlled by Dominic Bassani, a consultant whose services were provided to us as a part of our management agreement with D2CO, LLC ("D2"), advanced us in excess of $600,000 pursuant to various agreements. These advances were made for the purpose of providing funds to allow us to be able to pay operating expenses that are critical to our operations primarily consisting of salaries paid to retain critical personnel (which now consists of six employees), to take actions to protect and expand our intellectual property and to commence work on the system installation in Texas. On August 25, 2003, in connection with the financing of Bion Dairy Corporation ("Dairy"), $600,000 of advances from Brightcap were converted into secured convertible debt of Dairy. See our Current Report on Form 8-K dated August 25, 2003 and the exhibits thereto.

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

     At September 30, 2003, we had stockholders' deficit of $2,789,931 and, an accumulated deficit of $61,137,170. We have no significant current revenues and substantial current operating losses. Our operations are not currently profitable; therefore, readers are further cautioned that our continued existence is uncertain if we are not successful in obtaining outside funding in an amount sufficient for us to meet our operating expenses at our current level. Management is currently engaged in seeking additional capital or other financing arrangements to fund operations until Bion system and BionSoil(R) are sufficient to fund operations.

     Consolidated Working Capital
     ----------------------------

     Consolidated working capital decreased to a deficit of $2,217,185 at September 30, 2003 from $1,814,000 at September 30, 2002. This decrease is primarily due to the loss incurred during the year and our inability to raise funds to replace the funds expended. As of September 30, 2003 we have only secured limited funding to carry forwards limited operations.

     Analysis of Cash Flows
     ----------------------

     Cash used in operating activities decreased to $470,209 in 2003 from $830,000 in 2002. The decrease is primarily the result of a decrease in overall operations due to a lack of available funds.

     Cash used in investing activities decreased to $25,000 in 2003 compared to $116,000 cash used in investing activities in 2002. The decrease is primarily the result of minimal investing activities in 2003 due to a lack of available funds.

     Cash provided by financing activities increased to $648,000 in 2003 compared to $0 cash used for financing activities in 2002. The increase is primarily the result of new advances from affiliates, new secured loans and conversion of advances from affiliates into secured loans in 2003 versus payment of loans in 2002.

     We currently have no commitments for material capital expenditures except as to ongoing work related to our Texas installation/demonstration which is being funded through Dairy, our subsidiary. See "Item 1. Description of Business" in our Annual Report on Form 10-KSB for the year ended June 30, 2003.

     Bion Dairy Corporation Financing

     On August 25, 2003, Bion Dairy Corporation (" Dairy"), of which we own all 4,000,000 shares of its common stock outstanding, closed an initial stage of financing totaling $1,117,500 (including $600,000 of prior advances from Bright Capital, Ltd. ("Brightcap") and $65,000 of prior advances from affiliates of David Mitchell, our former CEO) of secured convertible debt ("Notes"). Through September 30,2003 an additional $65,000 of the Notes were sold to Mark A. Smith our president, for a total issuance of $1,182,500. On November 10, 2003 Centerpoint purchased $400,000 of the Notes bringing the total sale and issuance to $1,582,500. Dairy has now closed these offering of these Notes. Up to an aggregate total of $4,482,500 of such Notes (or similar Notes) may be issued by Dairy in subsequent tranches. The largest holder of these Notes($600,000 principal) is Chris-Dan, LLC, which is owned by Dominic Bassani, General Manager of Dairy and a consultant to Bion. The Notes are secured by: a) all of the intellectual property of Bion (and its subsidiaries) (which previously secured outstanding obligations to Bright Capital, Ltd. which is owned by Mr. Bassani), b) all of the outstanding shares of Dairy, and
c) all of the shares of Centerpoint owned by Bion. The Notes are convertible into the common stock of Dairy at a price of $1.00 (principal and accrued interest on the Notes) under various conditions specified in the financing documentation, one or more of which conditions precedent to conversion may never be met. Under additional specified conditions (which also have no assurance of being met), the Notes (or Dairy common stock received pursuant to the conversion thereof) may in the future be exchanged for shares of the common stock of Bion. If conversion of the Notes into the common stock of Dairy takes place, all of Bion's business opportunity in the dairy industry world-wide will be conducted through Dairy, and the board of directors of Dairy will consist of three members, two of which will be designated by the majority of the shareholders of Dairy and only one will be designated by Bion. The financing restricts the use of its proceeds and, unless Dairy and/or Bion raise substantial additional funds, there will be no substantial funds
available for Bion to pay its creditors and carry out its business.   See
Exhibit 10.1 to our Current Report on Form 8-K dated August 25,2003 for further details.

     This Form 10-QSB (and our prior filing on Form 10-KSB for the year ended June 30, 2003 and Forms 10-QSB for the quarters ended December 21, 2002 and March 31, 2003) have not been reviewed by BDO Seidman, LLP, our independent certified public accountants, as required by Item 310(a)) of Regulation S-B. BDO Seidman, LLP has not performed the review (or prior reviews) initially because they had not reviewed the impact on the Company's accounts and operations of the various items disclosed in our Form 8-K dated February 7,2003. No review or audit has been performed since that date. We are not aware of any dispute with BDO Seidman, LLP as to any accounting matters. We owe approximately $125,000 to BDO Seidman, LLP which must be paid or otherwise resolved in order to eliminated independence issues prior to any review or audit of our financial statements.

Item 3. CONTROLS AND PROCEDURES

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

     With the participation of management, our chief executive officer and interim chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

                                PART II

Item 1.  Legal Proceedings

     On September 30, 2003, Morrison Cohen Singer & Weinstein, LLP ("MCSW") filed a complaint in the Supreme Court of the State of New York, County of New York, against us alleging that we owe MCSW approximately $114,000 for legal
services provided.  We have not yet filed an answer in that proceeding.   We
have already recorded a liability for these legal services, and therefore we do not believe that this lawsuit will have a material adverse effect on our financial condition. During October 2003, we concluded a settlement of this matter for an aggregate sum of $65,000 (including attorneys' fees) and the litigation has been dismissed with prejudice.

     On July 22, 2002, Thomas Keith Barefoot ("Barefoot"), doing business as Quin Deca Farm ("Quin Deca"), an unaffiliated party, filed a complaint against the Company in the Superior Court of the County of Harnett in the State of North Carolina regarding the Company's first generation Bion NMS System on Quin Deca Farm and the harvesting of BionSoil. The complaint includes breach of contract claims asserting that the Company abandoned the NMS system on Quin Deca Farm and the failure of the Company to harvest BionSoil. The second claim is for fraud regarding misrepresentation of the state of the technology of the first generation NMS. The third claim is for unfair and deceptive trade practices for misrepresentation of the state of the technology of the NMS System. The fourth claim is for negligent misrepresentation made by Bion in connection with the work it performed and its suitability for the intended purpose. The fifth claim is for equity/specific performance in that Bion left Quin Deca with an economically and technically deficient waste management system that cannot continue to be used without adequate and alternative methods of waste removal. Quin Deca is seeking $830,000 in damages plus punitive damages and to have its damages trebled, reasonable attorney fees and principles of equity requiring Bion to install its second generation Bion NMS system. We have filed an answer and counterclaims. The action has been removed to the U.S. District Court for the Eastern District of North Carolina which court recently ruled that most of the substantive claims should be arbitrated between Quin Deca and our Bion Technologies, Inc. subsidiary. The Company does not believe that the claims against it have merit and, assuming that we have the funds to properly defend this action, we that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition.

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

     We have been delinquent in paying our creditors due to our poor financial condition. As a result, various creditors have threatened litigation, although none have commenced litigation as of the date of the filing of this Report except as disclosed above.

Item 5.  Other Information

     We have been informed that effective approximately November 17, 2003 our stock will no longer be listed on the OTC Electronic Bulletin Board because we filed our Annual Report on Form 10-KSB without audited financial statements. We anticipate that a limited "over-the-counter" "pink sheets" trading market may develop in our common stock.

Item 6.  Exhibits and Reports on Form 8-K

     Exhibits.

     31.1 Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

     32.1   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350.  Filed herewith electronically.


          Reports on Form 8-K.

     We filed a Report on Form 8-K dated August 25, 2003 reporting information under Items 5 and 7 of that form concerning the initial stage of Bion Dairy Corporation Financing.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 18, 2003           BION ENVIRONMENTAL TECHNOLOGIES, INC.


                                   By: /s/ Mark A. Smith
                                       -------------------------------------
                                        Mark A. Smith
                                        President and Interim Chief
                                        Financial Officer