Form 10QSB
period 2006-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-02-13
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 2006

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from.____________ to ____________

                      Commission File Number: 000-19333

                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
         (Exact name of small business issuer as specified in its charter)

           Colorado                               84-1176672
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
     of Incorporation)

        641 Lexington Avenue, 17th Floor, New York, New York 10022
                   (Address of Principal Executive Offices)

                                 212-758-6622
                (Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On January 31, 2007 there were 7,912,197 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]



                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

           Balance sheet .............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' equity (deficit) ...    5

           Statements of cash flows ..................................    6

           Notes to consolidated financial statements ................ 7-18

Item 2.   Management's Discussion and Analysis or Plan of Operation ..   19

Item 3.   Controls and Procedures ....................................   24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   25

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   25

Item 3.   Defaults Upon Senior Securities ............................   25

Item 4.   Submission of Matters to a Vote of Security Holders ........   25

Item 5.   Other Information ..........................................   26

Item 6.   Exhibits ...................................................   26

          Signatures .................................................   27

PART I.   FINANCIAL INFORMATION

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006
                                   (UNAUDITED)

ASSETS

Current assets:
   Cash and cash equivalents                                  $    630,317
   Prepaid services                                                 16,985
   Deposits and other receivables                                   43,749
                                                              ------------
         Total current assets                                      691,051
                                                              ------------

Restricted cash                                                    171,945
Property and equipment, net                                         80,968
                                                              ------------
         Total assets                                         $    943,964
                                                              ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                      $    444,489
   Accrued payable - affiliate                                      41,647
   Convertible debt                                                 30,437
   Convertible notes                                               716,727
   Deferred compensation                                           598,867
                                                              ------------
         Total current liabilities                               1,832,167
                                                              ------------

   Deferred rent                                                    78,221
   Deferred compensation                                           787,500
   Convertible notes - affiliates                                2,851,346
                                                              ------------
         Total liabilities                                       5,549,234
                                                              ------------
Stockholders' deficit:
   Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued and outstanding               -
   Common stock, no par value, 100,000,000 shares
     authorized, 8,605,996 shares issued, 7,912,197
     outstanding                                                      -
   Additional paid-in capital                                   67,209,075
   Accumulated deficit                                         (71,814,345)
                                                              ------------
         Total stockholders' deficit                            (4,605,270)
                                                              ------------
         Total liabilities and stockholders' deficit          $    943,964
                                                              ============

             See notes to unaudited consolidated financial statements

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)




                                     Three Months Ended December 31,  Six Months Ended December 31,
                                     -------------------------------  -----------------------------
                                          2006          2005               2006          2005
                                      -----------   -----------        -----------   -----------
Revenue                               $      -      $      -           $      -      $      -

Operating expenses:
  General and administrative              284,031       343,411                 36       525,148
  Research and development                922,333     1,119,436          1,030,717     1,659,891
                                      -----------   -----------        -----------   -----------
                                        1,206,364     1,462,847          1,030,753     2,185,039
                                      -----------   -----------        -----------   -----------
Loss from operations                   (1,206,364)   (1,462,847)        (1,030,753)   (2,185,039)
                                      -----------   -----------        -----------   -----------
Other (income) and expense:
  Interest expense                         33,008        27,665             61,106        92,252
  Interest income                         (11,863)         (730)           (23,301)         (927)
  Other, net                                 -           (6,355)              -          (90,797)
                                      -----------   -----------        -----------   -----------
                                           21,145        20,580             37,805           528
                                      -----------   -----------        -----------   -----------
Net loss                              $(1,227,509)  $(1,483,427)       $(1,068,558)  $(2,185,567)
                                      ===========   ===========        ===========   ===========

Net loss per common share, basic
  and diluted                         $     (0.14)  $     (0.19)       $     (0.12)  $     (0.36)
                                      ===========   ===========        ===========   ===========

Weighted-average number of common
  shares outstanding, basic and
  diluted                               8,619,039     7,917,519          8,622,518     6,086,857
                                      ===========   ===========        ===========   ===========







           See notes to unaudited consolidated financial statements.

               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR SIX MONTHS ENDED DECEMBER 31, 2006
                                  (UNAUDITED)



                                                                                     Total
                             Common Stock         Additional     Accumulated     stockholders'
                          Shares      Amount   paid-in capital     deficit      equity (deficit)
                        ----------    ------   ---------------   ------------   ----------------

Balances, July 1, 2006   8,625,996    $  -       $66,736,874     $(70,014,401)    $(3,277,527)
 Cumulative effect for
  change in accounting
  principle                                                          (731,386)       (731,386)
 Vesting of options for
  services                    -          -           512,201             -            512,201
 Return of shares
  previously issued for
  services                 (20,000)                  (40,000)                         (40,000)
 Net loss                     -          -              -          (1,068,558)     (1,068,558)
                        ----------    ------     -----------     ------------     -----------
                              -          -              -                -               -
Balances, December 31,
 2006                    8,605,996    $  -       $67,209,075     $(71,814,345)    $(4,605,270)
                        ==========    ======     ===========     ============     ===========



























See notes to unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                                      2006           2005
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(1,068,558)   $(2,185,567)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                                 2,655          4,766
   Accrued interest on convertible notes               16,727           -
   Stock-based compensation                           512,201        341,390
   Decrease in fair value of convertible notes       (778,593)          -
   Increase in intrinsic value of convertible notes      -           829,695
   Decrease (increase) in prepaid services             46,528        (29,054)
   Increase in other assets                           (37,642)        (4,107)
   Decrease in accounts payable and accrued expenses   (9,704)      (538,370)
   Increase in deferred rent                           78,221           -
   Increase in deferred compensation                  419,378        297,232
                                                  -----------    -----------
      Net cash used in operating activities          (818,787)    (1,284,015)
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in restricted cash                         (171,945)          -
 Purchase of property and equipment                   (76,150)          -
                                                  -----------    -----------
      Net cash used in investing activities          (248,095)          -
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sale of common stock                  -         1,136,500
 Net proceeds from sale of convertible debt           545,000      1,870,821
 Proceeds from sale of warrants                          -            32,500
                                                  -----------    -----------
      Net cash provided by financing activities       545,000      3,039,821

Net (decrease) increase in cash and cash
 equivalents                                         (521,882)     1,755,806
Cash and cash equivalents at beginning of period    1,152,199          7,252
                                                  -----------    -----------
Cash and cash equivalents at end of period        $   630,317    $ 1,763,058
                                                  ===========    ===========
Non-cash investing and financing transactions:
 Conversion of debt to equity                     $      -       $ 4,610,832
 Conversion of deferred compensation to
  common stock                                           -            60,000

             See notes to unaudited consolidated financial statements.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

Organization and business:

Bion Environmental Technologies, Inc. ("Bion" or the "Company") was incorporated in 1987 in the State of Colorado.

Bion's patented and proprietary technology provides solutions for environmentally sound clean-up of the waste streams of large-scale animal farming operations ("confined animal feeding operations" or "CAFO's") (dairy, cattle feedlot, hogs and poultry) and creates economic opportunities for development of integrated complexes including alternative, renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production ("Projects" or "Integrated Projects"). Bion's technology also potentially allows direct integration with dairy end-users (bottling operations, cheese and ice cream plants, etc.) and the end-users of other CAFO's that can potentially increase the profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for dairy and beef applications and Integrated Projects based on its second-generation technology.

Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during its 2007 fiscal year. Bion is presently establishing its implementation management team with the intention of commencing development and construction of the initial Project during 2007. In addition, Bion intends to site additional Projects during 2007 and 2008 to create a pipeline of Projects that will insure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of approximately 20-40,000 (or more) dairy cows, c) while producing renewable energy for use within the Project modules, d) solids to be marketed as feed and/or fertilizer e) which is integrated with a 40+M gallon/year ethanol plant (though some smaller projects may be undertaken in appropriate situations). At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $5,173,000 and $2,115,000 during the years ended June 30, 2006

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans (continued):

and 2005, respectively and net losses of approximately $1,228,000 and $1,069,000 for the three months and six months ended December 31, 2006, respectively. At December 31, 2006, the Company has a working capital deficiency and a stockholders' deficit of approximately $1,141,000 and $4,605,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

During September 2006, the Company completed a convertible note offering, raising $700,000 (Note 6). The Company continues to explore sources of additional financing to satisfy its current operating requirements.

While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, and to satisfy existing creditors. There is no assurance the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Technologies, Inc., BionSoil, Inc. and Bion Dairy Corporation and its 57.7% owned subsidiary, Centerpoint Corporation ("Centerpoint"). All significant intercompany accounts and transactions have been eliminated in consolidation.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Principles of consolidation (continued):

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2006 and the results of operations and cash flows of the Company for the three and six months ended December 31, 2006 and 2005. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the years ended June 30, 2006 and 2005.

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. For the three and six months ended December 31, 2006 and 2005, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the losses attributable to the minority interest have been charged against the Company's earnings as there is no obligation of the minority interest to make good on such losses. If Centerpoint has future earnings, the Company shall be credited to the extent of the minority interest losses previously absorbed.

4.   PREPAID SERVICES:

The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of December 31, 2006, non-employee options represented 630,833 of the 1,645,833 options outstanding under the Company's 2006 Consolidated Incentive Plan. Of the 630,833 non-employee options outstanding, 260,833 were fully vested and contained no service conditions as of December 31, 2006. These non-employee options were valued using the Black-Scholes option-pricing model. Prepaid services of $16,985 at December 31, 2006 in connection with the fully vested options are being amortized on the straight-line method through June 30, 2007.

The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of December 31, 2006, 97,500 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

4.   PREPAID SERVICES (CONTINUED):

the measurement date is based on the then current fair value of the options based on market price of the Company's common shares as of reporting date. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options were determined using the Black-Scholes option-pricing model, using the following assumptions at December 31, 2006; a dividend yield of zero, a risk-free interest rate of 4.71%, volatility of 190% and an expected life of 8.33 years. Consulting cost in connection with options that are not fully vested as of December 31, 2006 is being recognized on a straight-line basis over the requisite service period for the entire award. Consulting expense of $214,866 and $211,945 was recorded as research and development expenses during the three and six months ended December 31, 2006, respectively, and $166,886 and $256,587 during the three and six months ended December 31, 2005, respectively.

5.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31, 2006:

     Research and development equipment     $ 305,266
     Leasehold improvements                    34,336
     Furniture                                 28,717
     Computers and office equipment            26,286
                                            ---------
                                              394,605
     Less accumulated depreciation           (313,637)
                                            ---------
                                            $  80,968
                                            =========

     Depreciation expense was $1,891 and $5,646 for the three months ended December 31, 2006 and 2005, respectively, and $2,655 and $4,766 for the six months ended December 31, 2006 and 2005, respectively.

6.   CONVERTIBLE NOTES:

     On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes (the "Notes"), by issuing Notes totaling $700,000. The holders of the Notes earn interest on the unpaid principal balance of the Notes at 6%, payable on May 31, 2008, the maturity date of the Notes. All of the principal and accrued interest under the Notes shall be converted into common shares of the Company at the conversion rate of one share for each $6.00 that is owed under the terms of the Notes if the following conditions are met:

     A) The closing market price of the Company's shares has been at or above $7.20 per share for 10 consecutive trading days, and

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

6.   CONVERTIBLE NOTE (CONTINUED):

     B) The earliest of the following events:

     1) An effective registration allowing public resale of the shares to be received by the Note holders upon conversion, or
     2)   One year after the initial closing date of the offering, and
     3) No conversion without an effective registration statement shall take place until the Company has become a "reporting company" with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, which occurred on January 13, 2007.

     The Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. For the three and six months ended December 31, 2006 the notes accrued interest of $6,168 and $10,559, respectively.

7.   CONVERTIBLE DEBT:

In June 2005, the Company and a vendor signed an agreement whereby $30,437 of unpaid consulting fees due to the vendor are to be convertible into common stock of the Company at a conversion price of $2.50 per share at the vendor's option until May 1, 2007. If the vendor does not elect to convert the debt prior to May 1, 2007, the debt will be repaid by the Company on that date. The market value of the shares at the time of the agreement was approximately $1.25 per share. Therefore no beneficial conversion feature resulted from the agreement.

8.   CONVERTIBLE NOTES - AFFILIATES:

     On April 4, 2006 convertible deferred compensation due to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion features as the April 2003 deferred compensation agreement. Under the agreements, the president earns compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions may occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed the president is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under Accounting Principles Board Opinion No. 25 ("APB 25") and recorded the

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)


8.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, and an expected life of 3 years. At December 31, 2006 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $1,204,328 and resulted in a charge/(credit) to earnings of $54,289 and $(317,279) for the three and six months ended December 31, 2006, respectively. Fair value at December 31, 2006 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.74%, volatility of 66%, and an expected life of 2.5 years. Sums accrued after April 1, 2006, ($112,500 through December 31, 2006), are non-interest bearing and are non-convertible as of December 31, 2006.

On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009 and Brightcap earns compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversions may occur by mutual agreement between the Company and Brightcap. The Company may convert the deferred compensation, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the Company's obligation owed Brightcap is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

8.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, and an expected life of 3 years. At December 31, 2006 the fair value of deferred compensation owed to Brightcap was re-measured as $1,647,017 and resulted in a charge/(credit) to earnings of $74,245 and $(434,458) for the three and six months ended December 31, 2006, respectively. Fair value at December 31, 2006 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.74%, volatility of 66%, and an expected life of 2.5 years.

Sums accrued after October 1, 2005, ($375,000 through December 31, 2006), are non-interest bearing and are non-convertible. As of September 30, 2006, Mr. Bassani will no longer act in the capacity of general manager of Dairy. However, he continues to provide services through Brightcap as per the agreement above.

9.   DEFERRED COMPENSATION:

Prior to March 31, 2003, the Company incurred management fees under various management agreements with the D2 LLC Deferred Compensation Trust ("Trust") for management and consulting services. These fees totaled $598,867 including interest at 6%, as of December 31, 2006. The services were provided in part by Dominic Bassani, who beneficially owns 50% of the Trust. In March 2003, the Trust agreed to accept payment on March 31, 2007, by conversion of the deferred compensation into common stock of the Company at the higher of the average price of the Company's common stock during the ten trading days ending March 27, 2007, or $4.00 per share.

The Company has also recorded deferred compensation liabilities of $787,500 for three officers of the Company consisting of $112,500 to Mark A. Smith (Note 8), $375,000 to Brightcap Capital Ltd. (Note 8), and $300,000 to Salvatore Zizza, a former officer and director of the Company, who assumed the position of Chairman and director of Dairy with an annual salary of $300,000. This deferred compensation does not accrue interest and is non-convertible as of December 31, 2006, with payment to be made at the earliest date that the Company has in excess of $2,000,000 in cash and cash equivalents or as decided by the Board of Directors or December 31, 2007. Effective January 1, 2007, the Company entered into agreements converting deferred compensation amounts owed as of December 31, 2006 into promissory notes with conversion agreements. The notes will accrue interest at 6% per annum, with principal and interest due and payable on January 1, 2009, if not previously paid. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of outstanding principal and interest.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY:

Common stock:

In November 2006, the Company entered into a mutual release and agreement with a consultant to whom the Company had issued 50,000 shares of common stock valued at $100,000 during the year ended June 30, 2006. Under the terms of the mutual release and agreement, 20,000 shares valued at $40,000 were returned by the consultant and cancelled by the Company.

Warrants:

As of December 31, 2006 the Company had the following common stock warrants outstanding:

                       Number of     Exercise
                        Shares        Price          Expiration Date
                       ----------    ---------    --------------------
 Class SVDB 1-6          800,000     $   3.00     July 31, 2013
 Class SVDM-1            387,343     $   5.00     July 31, 2008
 Class DB-1              600,000     $   1.00     January 31, 2014
 Class A 1-3             600,000     $   2.50     May 14, 2015
 Class SVMAS-1            67,500     $   3.50     May 31, 2009
 Class SVMAS-1A           40,000     $   3.50     October 11, 2009
 Class SVMAS-2            32,500     $   2.50     September 30, 2009
 Class SVMAS-3            40,000     $   2.50     September 30, 2015
 Class SVB 1-3            50,000     $   2.50     April 30, 2015
 Class SVB-4              75,000     $   2.50     April 30, 2015
 Class SVC 1-5           125,000     $   4.25     December 31, 2012
 Class SV-SEI 1-2         41,667     $   1.50     June 30, 2009
 Class C, D, E           725,000     $   2.50     April 30, 2015
 Class O                 100,000     $   3.00     December 31, 2008
                       ---------
                       3,684,010
                       =========

During the six months ended December 31, 2006, 10,573 warrants with an exercise price of $6 expired. The weighted average exercise for the outstanding warrants is $2.72 and the weighted average life as of December 31, 2006 is 6.5 years.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

10.   STOCKHOLDERS EQUITY (CONTINUED):

Stock options:

Prior to June 2006, the Company had various incentive plans (the "Plans") that provided for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Effective June 2006, the Company approved the 2006 Consolidated Incentive Plan (the "2006 Plan"), which consolidated previously reserved incentive stock options under the Plans into the 2006 Plan. The Company has reserved 3,200,000 shares, the maximum number of shares of the common stock of the Company issuable pursuant to the 2006 Plan. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

During the year ended June 30, 2006, the Company granted options to purchase 17,000 shares of common stock at $3.00 to $6.00 per share to non-employees. The fair value of the options, using the Black-Scholes option pricing model, was $34,918, of which options totaling $32,738 vested immediately and were recognized as non-cash stock compensation expense. The remaining $2,180 of options vest over a year and $436 and $872 was amortized on a straight line basis in the three and six months ended December 31, 2006, respectively, as non-cash stock compensation.

Effective July 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123(R), the Company accounted for stock-based compensation awards under APB 25. Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

During the three and six months ended December 31, 2006, the Company recorded compensation expense related to stock options of $82,370 and $300,255, respectively, and granted 235,000 options during the six months ended December 31, 2006. The fair value of the options granted during the six months ended December 31, 2006 is estimated on the grant date using the Black-Scholes option-pricing model with the weighted average following assumptions:

               Volatility                   147%
               Dividend yield                 0%
               Risk-free interest rate     4.81%
               Expected life (years)        3.1

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

As of December 31, 2006, options outstanding under the 2006 Plan are summarized as follows:

                                                  Outstanding Options
                                           Number of      Weighted Average
                                            Shares         Exercise Price
                                           ----------     ----------------
     Balance, July 1, 2006                  1,410,833         $  2.94
       Options granted                        235,000         $  4.54
       Options exercised                         -                -
       Options cancelled                         -                -
                                            ---------         -------
     Balance, December 31, 2006             1,645,833         $  3.17
                                            =========         =======

There were 1,049,167 options exercisable as of December 31, 2006.

The following table presents information relating to stock options outstanding and exercisable as of December 31, 2006:



                                        Weighted-    Weighted-
                                        Average      Average                   Weighted-
                                        Remaining    Outstanding               Average
                           Outstanding  Contractual  Exercise     Exercisable  Exercise
Range of Exercise Prices   Shares       Life         Price        Shares       Price
------------------------   -----------  -----------  -----------  -----------  ---------
     $2.00 - $2.50             812,500      7.2        $  2.41        413,334   $  2.32
     $3.00 - $3.50             420,333      1.6        $  3.00        420,333   $  3.00
     $4.00 - $4.75             190,000      7.9        $  4.06         77,500   $  4.15
     $5.00 - $7.50             223,000      3.2        $  5.52        138,000   $  5.53
                             ---------      ---        -------      ---------   -------
                             1,645,833      5.3        $  3.17      1,049,167   $  3.15
                             =========      ===        =======      =========   =======



The total fair value of stock options that vested during the three and six months ended December 31, 2006 and 2005 was $82,370 and $300,255, and $177,406 and $213,781, respectively. The intrinsic value of stock options exercised during both the three and six months ended December 31, 2006 and 2005 was $0 as there were no options exercised during these periods. As of December 31, 2006 the Company had $793,528 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 3 years.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

Prior to July 1, 2006, the Company accounted for stock-based compensation awards under APB 25 and had adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for stock option grants been determined based on the fair value at grant dates consistent with the method prescribed by SFAS 123, the loss attributable to common shareholders and loss per common share would have been adjusted to the pro forma amounts for the three and six months ended December 31, 2005 as follows:

                                           Three months      Six months
                                              ended             ended
                                           December 31,      December 31,
                                              2005              2005
                                           -------------     ------------
     Net loss:
       As reported                         $(1,483,000)      $(2,186,000)
       Less: Stock-based compensation
        expense determined under fair
        value method                          (177,000)         (214,000)
                                           -----------       -----------
     Pro forma                             $(1,660,000)      $(2,400,000)
                                           ===========       ===========
     Basic and diluted net loss per
      share:
       As reported                              ($0.19)           ($0.36)
                                           ===========       ===========
       Pro forma                                ($0.21)           ($0.39)
                                           ===========       ===========

11.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit in the amount of $171,945, which is reflected as restricted cash as of December 31, 2006. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, chairman of Bion Dairy. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. As of December 31, 2006, the Company has outstanding
receivables from its tenants of approximately $39,000.    The Company is
recognizing rent expense relating to the lease under the straight-line method. The average monthly rent expense for the 88-month lease is $15,820.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

11.  OPERATING LEASE (CONTINUED):

The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,252. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of $61,027 as of December 31, 2006. As of December 31, 2006, the Company also has deferred rent of $17,194 relating to a tenant's six-month rent prepayment.

12.  COMMITMENTS:

Joint venture agreement:

In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond
the initial waste treatment facility.    The Stage I System will initially be
used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. The Company is currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3,500-6,200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's DeVries research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules, including renewable energy production, solids processing facilities, and construction of an ethanol plant. It is anticipated that the amended agreement will be executed in early 2007. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement and the Company anticipates completion of development of this Integrated Project during 2008. FOFD is owned and controlled by Michael McCloskey and Timothy Den Dulk who have served as consultants to the Company since May 2005.

13.  RELATED PARTY TRANSACTIONS:

The Company has an accrued payable of $41,647 to a company controlled by Salvatore Zizza for rental of office space in 2003.

14.  SUBSEQUENT EVENTS:

On January 3, 2007 the Company declared bonuses totaling $170,467 to certain employees and a consultant, which will be paid after the Company has in excess of $2,000,000 cash or cash equivalents.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

General and Administrative

     General and administrative expenses were $284,000 for the three months ended December 31, 2006 versus $343,000 for the three months ended December 31, 2005. The decrease in general and administrative expenses of $59,000 was partially due to non-cash compensation expense to re-measure the President's convertible deferred compensation for the three months ended December 31, 2006 of $54,000 versus $258,000 to record the intrinsic value of the liability for the three months ended December 31, 2005. The decrease in non-cash compensation was due to the Company's adoption of SFAS 123(R) which measures the fair value of the convertible feature of the liability, versus valuing under the intrinsic value method. Offsetting the lower non-cash compensation costs during the three months ended December 31, 2006, were higher rent costs of $41,000 due to the Company obtaining office space in New York effective August 1, 2006 while previous rent expenditures during the three months ended December 31, 2005 were minimal. Accounting and tax expenditures were $40,000 higher during the three months ended December 31, 2006 over the same period in the prior year due to the fiscal year 2006 audit work and other accounting costs relating to the filing of the Company's Form 10-SB.

Research and Development

     Research and development expenses decreased from $1,119,000 for the three months ended December 31, 2005 to $922,000 for the three months ended
December 31, 2006.   Non-cash compensation expense of $74,000 and $413,000
for the three months ended December 31, 2006 and 2005, respectively, was recorded to re-measure the fair value and to recognize the intrinsic value of Brightcap's convertible deferred compensation at December 31, 2006 and 2005, respectively. With the Company's adoption of SFAS 123R during its fiscal year 2007, other non-cash compensation expense of $66,000 was recognized during the three months ended December 31, 2006 for options issued to research and development employees, while no similar expense was recognized during the same period in the prior year. Legal expenses were higher during the three months ended December 31, 2006 due to more patent work being performed compared to the three months ended December 31, 2005.

Loss from Operations

     As a result of the factors described above, the loss from operations for the three months ended December 31, 2006 decreased $256,000 from the three months ended December 31, 2005.

Other Expense

     Other expense for both the three months ended December 31, 2006 and 2005 was approximately $21,000. While interest income increased $11,000 during the three months ended December 31, 2006 compared to the same period in the prior year due to higher average cash balances, interest expense increased by approximately $5,000, primarily due to the 2006 Series A convertible notes.

Net Loss

     As a result of the factors described above, the net loss decreased by $256,000 for the three months ended December 31, 2006 compared to the same period in the prior year, representing a decrease in the net loss per common share of $0.05.

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

General and Administrative

     General and administrative expenses were $36 for the six months ended December 31, 2006 versus $525,000 for the six months ended December 31, 2005. The primary factor for the decrease in general and administrative expenses is due to a decrease in non-cash compensation expense of $703,000 relating to
the President's convertible deferred compensation.   During the six months
ended December 31, 2005, the Company recorded non-cash compensation of $386,000 to record the intrinsic value of the liability. During the six months ended December 31, 2006, the Company adopted SFAS 123(R) which re-measured the convertible feature on the deferred compensation at fair value which resulted in a $317,000 credit to non-cash compensation expense. Offsetting the large decrease in non-cash compensation expenses, were increased rent expense due the office space in New York, and higher accounting and tax costs due work performed on the fiscal year end audit and the filing of the Company's Form 10-SB.

     Research and development expenses decreased from $1,660,000 for the six months ended December 31, 2005 to $1,030,000 for the six months ended
December 31, 2006.   Non-cash compensation expense of ($434,000) and $503,000
for the six months ended December 31, 2006 and 2005, respectively, were recorded to re-measure the fair value and recognize the intrinsic value of Brightcap's convertible deferred compensation at December 31, 2006 and 2005, respectively. Offsetting the decrease was other non-cash compensation expense of $284,000 recognized during the six months ended December 31, 2006 for options issued to research and development employees. No similar expense was recognized during the same period in the prior year, as the Company adopted SFAS 123R during its fiscal year 2007. Legal expenses related to research and development were $118,000 and $51,000 for the six months ended December 31, 2006 and 2005, respectively, due to extensive patent work being performed during the six months ended December 31, 2006. Salaries and related payroll taxes increased $49,000 for the six months ended December 31, 2006 over the same period in the prior year due to the addition of a chief operating officer of Dairy in September 2006, and overall pay increases to employees.

Loss from Operations

     As a result of the factors described above, the loss from operations for the six months ended December 31, 2006 decreased $1,154,000 from the six months ended December 31, 2005.

Other Expense

     Other expense was $38,000 and $1,000 the six months ended December 31, 2006 and 2005, respectively. Interest expense decreased in the six month period ended December 31, 2006 compared to the same period in the prior year due to the absence of the Dairy notes and the Series A, B and C notes which were converted during the six months ended December 31, 2005. Meanwhile interest income increased $22,000 during the six months ended December 31, 2006 compared to the same period in the prior year due to higher average cash balances. During the six months ended December 31, 2005, the Company had other income of approximately $91,000 from the settlement of debt with third party vendors.

Net Loss

     As a result of the factors described above, the net loss decreased by $1,117,000 for the six months ended December 31, 2006 compared to the same period in the prior year, representing a decrease in the net loss per common share of $0.24.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2006, the Company had cash and cash equivalents equal to $630,317. During the six months ended December 31, 2006, net cash used in operating activities was $818,787. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the six months ended December 31, 2006 the Company used $76,150 of cash for investing activities to purchase property and equipment for the New York office. In addition, the Company used $171,945 of cash to secure a guarantee for the office lease obligation.

Financing Activities

     During the six months ended December 31, 2006, $545,000 of cash was provided by financing activities resulting from the sale of the 2006 Series A convertible promissory notes.

     As of December 31, 2006 the Company has significant debt obligations consisting primarily of mandatorily convertible notes - affiliates of $2,851,346 and deferred compensation of $1,386,367, of which $598,867 is mandatorily convertible. The Company has entered into an 88-month operating lease for office space in New York, with an average monthly lease expense of $15,820.

Convertible Notes

     Under the terms of a convertible deferred compensation agreement with our President that was exchanged for a promissory note and conversion agreement on April 4, 2006, sums accrued through March 31, 2006 accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions may occur by mutual agreement between the Company and the President. The Company may convert the promissory note, in whole or part, at any date after July 1, 2007 and the convertible note owned by the President is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, and an expected life of 3 years. At December 31, 2006 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $1,204,328 and resulted in a charge/(credit) to earnings of $54,289 and $(317,279) for the three and six months ended December 31, 2006, respectively. Fair value at December 31, 2006 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.74%, volatility of 66%, and an expected life of 2.5 years. Sums accrued after April 1, 2006, ($112,500 through December 31, 2006), are non-interest bearing and are non-convertible as of December 31, 2006. The President earns compensation of $150,000 annually, all of which has been deferred from April 1, 2006 ($112,500 as of December 31, 2006) on a non-convertible and non-interest bearing basis. All these sums related to Mr. Smith's deferred compensation are net of $55,000 and $60,000 of deferred compensation that was converted to 50,000 and 30,000 shares of the Company's restricted common stock on December 31, 2004 and 2005, respectively.

     On December 31, 2005, convertible deferred compensation payable to Brightcap for services provided to the Company by the former general manager of Bion Dairy between April 1, 2003 and September 30, 2005 was exchanged for a promissory note which note bears interest at 6% per annum and conversion agreement pursuant to which all sums accrued through September 30, 2005 are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversion may occur by mutual agreement between the Company and Brightcap. The Company may convert the promissory note, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the promissory note is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, and an expected life of 3 years. At December 31, 2006 the fair value of deferred compensation owed to Brightcap was re-measured as $1,647,017 and resulted in a charge/(credit) to earnings of $74,245 and $(434,458) for the three and six months ended December 31, 2006, respectively. Fair value at December 31, 2006 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.74%, volatility of 66%, and an expected life of 2.5 years. Brightcap receives annual compensation of $300,000 for the full time consulting services of Dominic Bassani with payment deferred. Sums accrued after October 1, 2005 total $375,000 as of December 31, 2006, and accrue on a non-convertible and non-interest bearing basis.

Deferred Compensation

     Prior to March 31, 2003, the Company incurred management fees under various management agreements for management and consulting services. The fees totaled $598,867 including interest at 6%, as of December 31, 2006. It was agreed in March 2003 that payment would be made on March 31, 2007 by conversion of the deferred compensation into common stock of the Company at the higher of the average price of the Company's common stock during the ten trading days ending March 27, 2007 or $4.00 per share.

     The Company has aggregate deferred compensation liabilities of $787,500 for three of its officers/directors/consultants as of December 31, 2006.
This deferred compensation, as of December 31, 2006, does not accrue interest and is not convertible. Payment is to be made at the earliest date that the Company has in excess of $2,000,000 in cash and cash equivalents or as decided by the Board of Directors or by December 31, 2007. Effective January 1, 2007, the Company entered into agreements converting these deferred compensation amounts owed as of December 31, 2006 into promissory notes with conversion agreements. The notes will accrue interest at 6% per annum. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of such principal and interest.

Plan of Operations and Outlook

     As of December 31, 2006 the Company had cash and cash equivalents of
$630,317.   Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2007 fiscal year. However, the Company will need to raise additional capital to execute our business plan discussed below.

     The Company currently intends to seek financing of between $5,000,000 and $50,000,000 during fiscal year 2007 in the form of equity and/or debt. The proceeds would be used to expand and accelerate the development activities of Bion's initial Integrated Projects and for general corporate purposes. If we do not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to the Company and its shareholders. We have engaged a New York City based investment banking firm to act as our placement agent, financial advisor and arranger for equity and Project financings, although no specific financing has yet been arranged. There is no assurance that the Company will successfully complete any financings.

     Currently, Bion is focused on using applications of its patented waste management technology to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 40,000 or more dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production and to be marketed as feed and/or fertilizer, integrated with an ethanol plant capable of producing 20 million to 40 (or more) million gallons of ethanol per year.

     In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond
the initial waste treatment facility.    The Stage I System will initially be
used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. We are currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3500-6200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's DeVries research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules including renewable energy production and solids processing facilities and construction of an ethanol plant. It is anticipated that the amended agreement will be executed during early 2007. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement and we anticipate completion of development of this Integrated Project during 2008.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2007 fiscal year. In addition, Bion intends to choose sites for additional Projects during 2007 and 2008 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2011) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8-16 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

     Bion is presently establishing its implementation management team with the intention of commencing development and construction of an initial Project during 2007. Bion will need to continue to hire additional management and technical personnel as it moves from the technology re-development phase to the implementation phase during the 2007 calendar year.

ITEM 3. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     (b)  Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      There have been no material developments in the legal proceedings described in our Form 10-SB since the filing of the last amendment to that registration statement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 30, 2006, the Company held a special meeting of shareholders at which the shareholders elected three directors of the Company; approved the ratification of the appointment of GHP Horwath, P.C. as the Company's independent registered public accounting firm; and approved the Company's 2006 Incentive Plan. The voting on each on the matters submitted is set forth below:

ELECTION OF DIRECTORS:

NOMINEE                      FOR                        WITHHELD
-------                      ---                        --------

Mark A. Smith          4,606,617 Shares               31,729 Shares

Jere Northrop          4,606,617 Shares               31,729 Shares

Jon Northrop           4,606,617 Shares               31,729 Shares

RATIFICATION OF APPOINTMENT OF GHP HORWATH, P.C.:

          FOR               AGAINST          ABSTAIN
          ---               -------          -------

       4,607,195            10,472            20,679


APPROVAL OF 2006 INCENTIVE PLAN:

          FOR               AGAINST          ABSTAIN
          ---               -------          -------

       4,585,631            16,462            36,253


ITEM 5.  OTHER INFORMATION.

      Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

    31.1 Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    32.1 Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   February 12, 2007        By: /s/ Mark A. Smith
                                     Mark A. Smith, President (Chief
                                     Executive Officer) and Interim Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer