Form 10QSB/A
period 2006-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-03-09
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

                                 AMENDMENT NO. 1


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

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

           Balance sheet .............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' equity (deficit) ...    5

           Statements of cash flows ..................................    6

           Notes to consolidated financial statements ................ 7-20

Item 2.   Management's Discussion and Analysis or Plan of Operation ..   21

Item 3.   Controls and Procedures ....................................   27

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   28

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   28

Item 3.   Defaults Upon Senior Securities ............................   28

Item 4.   Submission of Matters to a Vote of Security Holders ........   28

Item 5.   Other Information ..........................................   28

Item 6.   Exhibits ...................................................   29

          Signatures .................................................   29


                      STATEMENT REGARDING THIS AMENDMENT

Subsequent to the issuance of the Company's interim consolidated financial statements, for the three and six months ended December 31, 2006, the Company determined that it had incorrectly reported its change in accounting principle relating to the July 1, 2006 adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This is discussed more fully in Notes 1 and 8 to the consolidated interim financial statements.

Our shareholders should refer to the interim financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are included in this Amended Form 10-QSB.


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
                                                              ============

             See notes to unaudited consolidated financial statements

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)




                                     Three Months Ended December 31,  Six Months Ended December 31,
                                     -------------------------------  -----------------------------
                                          2006          2005               2006          2005
                                      -----------   -----------        -----------   -----------
                                                                      (As restated,
                                                                          Note 1)
Revenue                               $      -      $      -           $      -      $      -

Operating expenses:
  General and administrative              284,031       343,411                 36       525,148
  Research and development                922,333     1,119,436          1,030,717     1,659,891
                                      -----------   -----------        -----------   -----------
                                        1,206,364     1,462,847          1,030,753     2,185,039
                                      -----------   -----------        -----------   -----------
Loss from operations                   (1,206,364)   (1,462,847)        (1,030,753)   (2,185,039)
                                      -----------   -----------        -----------   -----------
Other (income) and expense:
  Interest expense                         33,008        27,665             61,106        92,252
  Interest income                         (11,863)         (730)           (23,301)         (927)
  Other, net                                 -           (6,355)              -          (90,797)
                                      -----------   -----------        -----------   -----------
                                           21,145        20,580             37,805           528
                                      -----------   -----------        -----------   -----------
Loss before cumulative effect of
 change in accounting principle        (1,227,509)   (1,483,427)        (1,068,558)   (2,185,567)

Cumulative effect of change in
 accounting principle                        -             -              (731,386)         -
                                      -----------   -----------        -----------   -----------
Net loss                              $(1,227,509)  $(1,483,427)       $(1,799,944)  $(2,185,567)
                                      ===========   ===========        ===========   ===========

Net loss per common share, basic
 and diluted:
  Before cumulative effect of
   change in accounting principle    $     (0.14)  $     (0.19)       $     (0.12)  $     (0.36)

  Cumulative effect of change in
   accounting principle                      -             -                 (0.08)         -
                                      -----------   -----------        -----------   -----------
Net loss per common share,
 basic and diluted                    $     (0.14)  $     (0.19)       $     (0.20)  $     (0.36)
                                      ===========   ===========        ===========   ===========

Weighted-average number of common
  shares outstanding, basic and
  diluted                               8,619,039     7,917,519          8,622,518     6,086,857
                                      ===========   ===========        ===========   ===========




           See notes to unaudited consolidated financial statements.


               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             (As restated, Note 1)
                      FOR SIX MONTHS ENDED DECEMBER 31, 2006
                                  (UNAUDITED)

                                                                                     Total
                             Common Stock         Additional     Accumulated     stockholders'
                          Shares      Amount   paid-in capital     deficit      equity (deficit)
                        ----------    ------   ---------------   ------------   ----------------

Balances, July 1, 2006   8,625,996    $  -       $66,736,874     $(70,014,401)    $(3,277,527)
 Vesting of options for
  services                    -          -           512,201             -            512,201
 Return of shares
  previously issued for
  services                 (20,000)                  (40,000)                         (40,000)
 Net loss                     -          -              -          (1,799,944)     (1,799,944)
                        ----------    ------     -----------     ------------     -----------
                              -          -              -                -               -
Balances, December 31,
 2006                    8,605,996    $  -       $67,209,075     $(71,814,345)    $(4,605,270)
                        ==========    ======     ===========     ============     ===========



























See notes to unaudited consolidated financial statements.


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                   (UNAUDITED)

                                                      2006           2005
                                                  -----------    -----------
                                                 (As restated,
                                                     Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(1,799,944)   $(2,185,567)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Cumulative effect of change in accounting
    principle                                         731,386           -
   Depreciation expense                                 2,655          4,766
   Accrued interest on convertible notes               16,727           -
   Stock-based compensation                           512,201        341,390
   Decrease in fair value of convertible notes       (778,593)          -
   Increase in intrinsic value of convertible notes      -           829,695
   Decrease (increase) in prepaid services             46,528        (29,054)
   Increase in other assets                           (37,642)        (4,107)
   Decrease in accounts payable and accrued expenses   (9,704)      (538,370)
   Increase in deferred rent                           78,221           -
   Increase in deferred compensation                  419,378        297,232
                                                  -----------    -----------
      Net cash used in operating activities          (818,787)    (1,284,015)
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in restricted cash                         (171,945)          -
 Purchase of property and equipment                   (76,150)          -
                                                  -----------    -----------
      Net cash used in investing activities          (248,095)          -
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sale of common stock                  -         1,136,500
 Net proceeds from sale of convertible debt           545,000      1,870,821
 Proceeds from sale of warrants                          -            32,500
                                                  -----------    -----------
      Net cash provided by financing activities       545,000      3,039,821

Net (decrease) increase in cash and cash
 equivalents                                         (521,882)     1,755,806
Cash and cash equivalents at beginning of period    1,152,199          7,252
                                                  -----------    -----------
Cash and cash equivalents at end of period        $   630,317    $ 1,763,058
                                                  ===========    ===========
Non-cash investing and financing transactions:
 Conversion of debt to equity                     $      -       $ 4,610,832
 Conversion of deferred compensation to
  common stock                                           -            60,000

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

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $5,173,000 and $2,115,000 during the years ended June 30, 2006 and 2005, respectively and net losses of approximately $1,228,000 and $1,800,000 for the three month and six months ended December 31, 2006, respectively. At December 31, 2006, the Company has a working capital deficiency and a stockholders' deficit of approximately $1,141,000 and $4,605,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

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

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Restatement of 2006 Interim Consolidated Financial Statements:

Subsequent to the issuance of the Company's December 31, 2006 consolidated interim financial statements, the Company determined that it had incorrectly reported certain one-time non-cash expenses totaling $731,386, net, related to the Company's July 1, 2006 change in accounting principle as a result of the adoption of SFAS 123(R) (See Note 8). Accordingly, the Company's December 31, 2006 interim financial statements have been restated resulting in an increase in net loss and net loss per common share (basic and diluted) for the six months ended December 31, 2006 to ($1,799,944) and ($0.20), respectively. Net loss and net loss per share (basic and diluted) for the three months ended December 31, 2006, income from continuing operations, total assets and shareholders' equity did not change as a result of the restatement.

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

The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of December 31, 2006, 97,500 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options based on market price of the Company's common shares as of reporting date. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options were determined using the Black-Scholes option-pricing model, using the following assumptions at December 31, 2006; a dividend yield of zero, a risk-free interest rate of 4.71%, volatility of 190% and an expected life of 8.33 years. Consulting cost in connection with options that are not fully vested as of December 31, 2006 is being recognized on a straight-line basis over the requisite service period for the entire award. Consulting expense of $214,866 and $211,945 was recorded as research and development expenses during the three and six months ended December 31, 2006, respectively, and $166,886 and $256,587 during the three and six months ended December 31, 2005, respectively.


          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED DECEMBER 31, 2006
                                 (UNAUDITED)

5.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31, 2006:

     Research and development equipment     $     305,266
     Leasehold improvements                        34,336
     Furniture                                     28,717
     Computers and office equipment                26,286
                                            -------------
                                                  394,605
     Less accumulated depreciation               (313,637)
                                            -------------
                                            $      80,968
                                            =============

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

8.   CONVERTIBLE NOTES - AFFILIATES:

On April 4, 2006 convertible deferred compensation due to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion features as the April 2003 deferred compensation agreement. Under the agreements, the president earns compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions may occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed the president is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under Accounting Principles Board Opinion No. 25 ("APB 25") and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, and an expected life of 3 years. At December 31, 2006 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $1,204,328 and resulted in a charge/(credit) to earnings of $54,289 and $(317,279) for the three and six months ended December 31, 2006, respectively. Fair value at December 31, 2006 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.74%, volatility of 66%, and an expected life of 2.5 years. Sums accrued after April 1, 2006, ($112,500 through December 31, 2006), are non-interest bearing and are non-convertible as of December 31, 2006.

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

9.   DEFERRED COMPENSATION (CONTINUED):

The Company has also recorded deferred compensation liabilities of $787,500 for three officers of the Company consisting of $112,500 to Mark A. Smith (Note 8), $375,000 to Brightcap Capital Ltd. (Note 8), and $300,000 to Salvatore Zizza, a former officer and director of the Company, who assumed the position of Chairman and director of Dairy with an annual salary of $300,000. This deferred compensation does not accrue interest and is non-convertible as of December 31, 2006, with payment to be made at the earliest date that the Company has in excess of $2,000,000 in cash and cash equivalents or as decided by the Board of Directors or December 31, 2007. Effective January 1, 2007, the Company entered into agreements converting deferred compensation amounts owed as of December 31, 2006 into promissory notes with conversion agreements. The notes will accrue interest at 6% per annum, with principal and interest due and payable on January 1, 2009, if not previously paid. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of outstanding principal and interest. The commitment date, when all significant terms of the conversion agreements are known (including the quantity to be exchanged), will occur at the conclusion of the Company's next private financing in excess of $2,000,000. On that date the conversion agreements will be evaluated to determine if a beneficial conversion feature to be accounted for under EITF's 98-5 and 00-27 exists.

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

10.  STOCKHOLDERS' EQUITY (CONTINUED)

Stock options (continued):

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

10.  STOCKHOLDERS' EQUITY (CONTINUED)

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

10.  STOCKHOLDERS' EQUITY (CONTINUED)

Stock options (continued):

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

At December 31, 2006, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases were:

Fiscal year:                     Operating lease   Sublease   Net operating
                                 payments          rentals    lease payments
                                 ---------------   --------   --------------

Six months ended June 30, 2007     $   85,972      $ 27,511     $ 58,461
2008                                  177,829        56,905      120,924
2009                                  184,484        59,035      125,449
2010                                  191,405        61,249      130,156
2011                                  198,602        63,553      135,049
2012                                  212,775        68,088      144,687
Thereafter                            322,975       103,352      219,623
                                   ----------      --------     --------
Total                               1,374,042       439,693      934,349
                                   ==========      ========     ========








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

14.  SUBSEQUENT EVENTS:

On January 3, 2007 the Company declared bonuses totaling $170,467 to certain employees and a consultant which bonuses are intended to motivate and incentivize such persons in connection with their future services. The bonuses will be paid after the Company has in excess of $2,000,000 cash or cash equivalents.



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

Cumulative Effect of Change in Accounting Principle

During the six months ended December 31, 2006, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supercedes APB 25, using the modified prospective application. Under the modified prospective application, all share based awards granted on or after the adoption date and modifications, repurchases or cancellation of prior awards made after the adoption date shall be accounted for under SFAS 123(R). The modified prospective application does not require the Company to restate prior period's financial results to reflect the adoption. Pro forma disclosure for prior period issuances of share based grants have been made in the notes to the financial statements and the Company has used the Black-Scholes option pricing model for determining fair value of stock options granted. As of December 31, 2006 the Company had $794,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 3 years.

In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith and Brighcap as of July 1, 2006. The Company will re-measure the fair value of the convertible notes at each reporting period after July 1, 2006 and record any adjustments as compensation expense in the re-measurement period. At December 31, 2006, the fair value of deferred compensation owed Mark Smith and Brightcap was re-measured at $1,204,000 and $1,647,000, respectively and resulted in a charge/(credit) to earnings of $129,000 and $(752,000) for the three and six months ended December 31, 2006, respectively.

Net Loss

     As a result of the factors described above, the net loss decreased by $386,000 for the six months ended December 31, 2006 compared to the same period in the prior year, representing a decrease in the net loss per common share of $0.16.

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

                                 BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   March 8, 2007            By: /s/ Mark A. Smith
                                     Mark A. Smith, President (Chief
                                     Executive Officer) and Interim Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)





















