Form 10QSB
period 2007-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-04-23
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On April 19, 2007 there were 8,064,105 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]



                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

           Balance sheet .............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' equity (deficit) ...    5

           Statements of cash flows ..................................    6

           Notes to consolidated financial statements ................ 7-21

Item 2.   Management's Discussion and Analysis or Plan of Operation ..   22

Item 3.   Controls and Procedures ....................................   33

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   34

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   34

Item 3.   Defaults Upon Senior Securities ............................   34

Item 4.   Submission of Matters to a Vote of Security Holders ........   34

Item 5.   Other Information ..........................................   34

Item 6.   Exhibits ...................................................   34

          Signatures .................................................   35













PART I.   FINANCIAL INFORMATION

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2007
                                  (UNAUDITED)

                                    ASSETS

Current assets:
   Cash and cash equivalents                                   $   843,264
   Prepaid services and rent                                        24,448
   Deposits and other receivables                                    3,049
                                                               -----------
         Total current assets                                      870,761
                                                               -----------
Restricted cash                                                    171,945
Property and equipment, net                                         79,531
                                                               -----------
         Total assets                                          $ 1,122,237
                                                               ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued expenses                       $   653,044
   Accrued payable - affiliate                                      41,647
   Convertible debt                                                 30,437
   2006 Series A convertible promissory notes                      727,243
                                                               -----------
         Total current liabilities                               1,452,371

   Deferred rent                                                    72,097
   2007 Series A convertible promissory notes                      700,000
   2007 Series A convertible promissory notes - affiliates         986,521
   Convertible notes - affiliates                                2,063,123
                                                               -----------
         Total liabilities                                       5,274,112

Stockholders' deficit:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued and outstanding                     -
   Common stock, no par value, 100,000,000 shares
     authorized, 8,757,904 shares issued, 8,064,105
     outstanding                                                      -
   Additional paid-in capital                                   67,746,763
   Accumulated deficit                                         (71,898,638)
                                                               -----------
         Total stockholders' deficit                            (4,151,875)
                                                               -----------
Total liabilities and stockholders' deficit                    $ 1,122,237
                                                               ===========


See notes to unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)



                                      Three Months Ended March 31,  Nine Months Ended March 31,
                                          2007          2006            2007          2006
                                      -----------   -----------     -----------    -----------
Revenue                               $     -       $      -        $      -       $      -
                                      -----------   -----------     -----------    -----------
Operating expenses:
 General and administrative
  (including the remeasurement
  of convertible deferred com-
  pensation of $(339,000), $234,000,
  $(667,000), and $514,000,
  respectively)                           (58,910)      348,051         (58,874)       873,199
 Research and development (in-
  cluding the remeasurement of
  convertible deferred compensa-
  tion of $(463,000), $206,000,
  $(913,000), and $702,000,
  respectively)                           104,233     1,020,923       1,134,950      2,680,814
                                      -----------   -----------     -----------    -----------
                                           45,323     1,368,974       1,076,076      3,554,013
                                      -----------   -----------     -----------    -----------
Loss from operations                      (45,323)   (1,368,974)     (1,076,076)    (3,554,013)
                                      -----------   -----------     -----------    -----------
Other (income) and expense:
 Interest expense                          44,321        20,884         105,427        113,136
 Interest income                           (5,351)       (9,700)        (28,652)       (10,627)
 Other, net                                  -             (817)           -           (91,614)
                                      -----------   -----------     -----------    -----------
                                           38,970        10,367          76,775         10,895
                                      -----------   -----------     -----------    -----------
Loss before cumulative effect of
 change in accounting principle           (84,293)   (1,379,341)     (1,152,851)    (3,564,908)

Cumulative effect of change in
 accounting principle                        -             -            731,386           -
                                      -----------   -----------     -----------    -----------
Net loss                              $   (84,293)  $(1,379,341)    $(1,884,237)   $(3,564,908)
                                      ===========   ===========     ===========    ===========
Net loss per common share, basic
and diluted:
 Before cumulative effect
  of change in accounting principle   $     (0.01)   $    (0.16)    $     (0.14)   $     (0.43)
 Cumulative effect of change in
  accounting principle                       -              -             (0.08)          -
                                      -----------   -----------     -----------    -----------
Net loss                              $     (0.01)  $     (0.16)    $     (0.22)   $     (0.43)
                                      ===========   ===========     ===========    ===========
Weighted-average number of common
 shares outstanding, basic and
 diluted                                8,607,684     8,615,163       8,617,645      8,218,961
                                      ===========   ===========      ==========    ===========


See notes to unaudited consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      FOR NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)



                                                                                     Total
                             Common Stock         Additional     Accumulated     stockholders'
                          Shares      Amount   paid-in capital     deficit      equity (deficit)
                        ----------    ------   ---------------   ------------   ----------------

Balances, July 1, 2006   8,625,996    $  -       $66,736,874     $(70,014,401)    $(3,277,527)
 Vesting of options for
  services                    -          -           442,260             -            442,260
 Return of shares
  previously issued for
  services                 (20,000)                  (40,000)                         (40,000)
 Conversion of note        151,908                   607,629                          607,629
 Net loss                     -          -              -          (1,884,237)     (1,884,237)
                        ----------    ------     -----------     ------------     -----------
Balances, March 31,
 2007                    8,757,904    $  -       $67,746,763     $(71,898,638)    $(4,151,875)
                        ==========    ======     ===========     ============     ===========






























See notes to unaudited consolidated financial statements.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED MARCH 31, 2007 AND 2006
                                (UNAUDITED)

                                                                2007         2006
                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                   $(1,884,237)  $(3,564,908)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
   Cumulative effect of change in accounting principle          731,386          -
   Depreciation expense                                           6,565        63,670
   Accrued interest on convertible notes                        105,427       123,362
   Stock-based compensation                                     442,260       661,020
   Decrease in fair value of convertible notes               (1,580,338)         -
   Increase in intrinsic value of convertible notes                -        1,215,944
   Decrease (increase) in prepaid services                       39,065       (16,286)
   Decrease (increase) in other assets                            3,058        (2,217)
   Increase (decrease) in accounts payable and accrued
    expenses                                                    198,850      (509,076)
   Increase in deferred rent                                     72,097          -
   Increase in deferred compensation                            562,500       356,604
                                                            -----------   -----------
     Net cash used in operating activities                   (1,303,367)   (1,671,887)

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in restricted cash                                   (171,945)         -
 Purchase of property and equipment                             (78,623)       (9,166)
                                                            -----------   -----------
     Net cash used in investing activities                     (250,568)       (9,166)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from sale of common stock                            -        1,136,500
 Net proceeds from sale of convertible debt                   1,245,000     1,870,821
 Proceeds from sale of warrants                                    -           32,500
                                                            -----------   -----------
     Net cash provided by financing activities                1,245,000     3,039,821
                                                            -----------   -----------
Net (decrease) increase in cash and cash equivalents           (308,935)    1,358,768
Cash and cash equivalents at beginning of period              1,152,199         7,252
                                                            -----------   -----------
Cash and cash equivalents at end of period                  $   843,264   $ 1,366,020
                                                            ===========   ===========
Non-cash investing and financing transactions:
 Conversion of debt to equity                               $   607,629   $ 4,610,832
 Conversion of deferred compensation to common stock               -           60,000
 Return of common stock for unearned services                    40,000          -



See notes to unaudited consolidated financial statements.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

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

Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during 2007. Bion is presently establishing its implementation management team with the intention of commencing development and construction of the initial Project during 2007. In addition, Bion will seek to site additional Projects during 2008 and 2009 to create a pipeline of Projects that will ensure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of approximately 20-40,000 (or more) dairy cows (or beef cattle equivalent), c) while producing renewable energy to replace natural gas or other energy use within the Project modules,
d) solids to be marketed as feed and/or fertilizer e) which is integrated with a 40+M gallon/year ethanol plant (though some smaller projects may be undertaken in appropriate situations). At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.





          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $5,173,000 and $2,115,000 during the years ended June 30, 2006 and 2005, respectively and net losses of approximately $84,000 and $1,884,000 for the three month and nine months ended March 31, 2007, respectively. At March 31, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $581,000 and $4,151,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

During September 2006, the Company completed a convertible note offering, raising $700,000 (Note 6).

During March 2007, the Company raised $700,000 in cash proceeds by sale of its 2007 Series A Convertible Notes ("2007 Notes") (Note 6).

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



          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2007 and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2007 and 2006. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto for the years ended June 30, 2006 and 2005.






          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. For the three and nine months ended March 31, 2007 and 2006, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the losses attributable to the minority interest have been charged against the Company's earnings as there is no obligation of the minority interest to make good on such losses. If Centerpoint has future earnings, the Company shall be credited to the extent of the minority interest losses previously absorbed.

4.   PREPAID SERVICES AND RENT:

The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of March 31, 2007, non-employee options represented 630,833 of the 1,745,833 options outstanding under the Company's 2006 Consolidated Incentive Plan. Of the 630,833 non-employee options outstanding, 260,833 were fully vested and contained no service conditions as of March 31, 2007. These non-employee options were valued using the Black-Scholes option-pricing model. Prepaid services of $8,420 at March 31, 2007 in connection with the fully vested options are being amortized on the straight-line method through June 30, 2007.

The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of March 31, 2007, 97,500 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options based on market price of the Company's common shares as of reporting date. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options were determined using the Black-Scholes option-pricing model, using the following assumptions at March 31, 2007; a dividend yield of zero, a risk-free interest rate of 4.65%, volatility of 190% and an expected life of 8.08 years. Consulting cost in connection with options that are not fully vested as of March 31, 2007 is being recognized on a straight-line basis over the requisite service period for the entire award. (Credits) or charges to consulting expense of ($211,111) and $834 were recorded as research and development expenses during the three and nine months ended March 31, 2007, respectively, and $168,972 and $415,127 during the three and nine months ended March 31, 2006, respectively.



          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

5.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of March 31, 2007:

     Research and development equipment     $ 305,266
     Leasehold improvements                    36,595
     Furniture                                 28,932
     Computers and office equipment            26,286
                                            ---------
                                              397,079
     Less accumulated depreciation           (317,548)
                                            ---------
                                            $  79,531
                                            =========

Depreciation expense was $3,482 and $58,904 for the three months ended March 31, 2007 and 2006, respectively, and $6,565 and $63,670 for the nine months ended March 31, 2007 and 2006, respectively.

6.   CONVERTIBLE PROMISSORY NOTES:

2006 Series A Convertible Promissory Notes:

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




          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

6.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

2006 Series A Convertible Promissory Notes (continued):

The Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the
Company's common shares at the commitment date of the offering.   For the
three and nine months ended March 31, 2007 the notes accrued interest of $10,489 and $27,243, respectively.

2007 Series A Convertible Promissory Notes:

On March 31, 2007, the Company sold $700,000 of its 2007 Series A Convertible Notes (the "2007 Notes"). In addition the Company issued 2007 Notes totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note 9). The 2007 Notes are convertible into shares of the Company's common stock at $4.00 per share until maturity on July 1, 2008, at the election of the 2007 Note holder, and will accrue interest at 6% per annum. The note holders will have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the
Company sells in any subsequent offering of up to $3,000,000.    The Company
has the right to require the 2007 Notes (principal plus interest) to be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share was above the approximate market price of the Company's common shares at the commitment date of the offering.

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

8.   CONVERTIBLE NOTES - AFFILIATES:

On April 4, 2006 convertible deferred compensation due to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

8.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

features as the April 2003 deferred compensation agreement. Under the agreements, the president earned compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions may occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed the president is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under Accounting Principles Board Opinion No. 25 ("APB 25") and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At March 31, 2007 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $871,405 and resulted in credits to earnings of $338,634 and $667,315 for the three and nine months ended March 31, 2007, respectively. Fair value at March 31, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.58%, volatility of 66%, a remaining contractual life of 2.25 years and a stock price of $3.90.

On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009 and Brightcap earns compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversions may occur by mutual agreement between the Company

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

8.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

and Brightcap. The Company may convert the deferred compensation, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the Company's obligation owed Brightcap is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At March 31, 2007 the fair value of deferred compensation owed to Brightcap was re-measured as $1,191,717 and resulted in a credit to earnings of $463,110 and $913,023 for the three and nine months ended March 31, 2007, respectively. Fair value at March 31, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.58%, volatility of 66%, a remaining contractual life of 2.25 years and a stock price of $3.90.

Since September 30, 2006, Mr. Bassani no longer serves in the capacity of general manager of Dairy. However, he continues to provide services through Brightcap as per the agreement above.

9.   DEFERRED COMPENSATION:

Prior to March 31, 2003, the Company incurred management fees under various management agreements with the D2 LLC Deferred Compensation Trust ("Trust") for management and consulting services. These fees totaled $607,629 including interest at 6%, as of March 31, 2007. The services were provided in part by Dominic Bassani, who beneficially owns 50% of the Trust. In March 2003, the Trust agreed to accept payment on March 31, 2007, by conversion of the deferred compensation into common stock of the Company at the higher of the average price of the Company's common stock during the ten trading days ending March 27, 2007, or $4.00 per share. As of March 31, 2007, this obligation was converted at $4.00 per share and the Company issued 151,908 common shares to satisfy its obligation.

Through December 31, 2006, the Company had also recorded deferred compensation liabilities of $787,500 for three officers of the Company consisting of $112,500 to Mark A. Smith, $375,000 to Brightcap Capital Ltd., and $300,000 to Salvatore Zizza, a former officer and director of the Company, who assumed the position of Chairman and director of Dairy with an annual salary of $300,000. Effective January 1, 2007, the Company entered into agreements converting deferred compensation amounts owed as of December


          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

9.   DEFERRED COMPENSATION (CONTINUED):

31, 2006 into promissory notes with conversion agreements. The notes accrue interest at 6% per annum, with principal and interest due and payable on January 1, 2009, if not previously paid. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of outstanding principal and interest. During the three months ended March 31, 2007, the Company recorded deferred compensation of $37,500 to Mark A. Smith, $75,000 to Brightcap, and $75,000 to Salvatore Zizza which was non-interest bearing and non-convertible. As of March 31, 2007 the accrued principal and interest owed under the promissory notes with conversion agreements of $787,500 and $11,521, respectively, together with the deferred compensation owed for the three months ended March 31, 2007 was converted to 2007 Series A Promissory Notes (Note 6). As the conversion price of the 2007 Notes of $4.00 per share was above the approximate market price of the Company's common shares at the date of the conversion of the promissory notes and deferred compensation, no beneficial conversion feature resulted from the transaction.

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

On March 31, 2007, the Company issued 151,908 share of its common stock upon conversion of deferred compensation owed to the Trust of $607,629 (Note 9).














          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY (CONTINUED):

Warrants:

As of March 31, 2007 the Company had the following common stock warrants outstanding:

                          Number of     Exercise
                           Shares        Price        Expiration Date
                          ---------     ---------     ---------------
  Class SVDB 1-6           800,000      $    3.00     July 31, 2013
  Class SVDM-1             387,343      $    5.00     July 31, 2008
  Class DB-1               600,000      $    1.00     January 31, 2014
  Class A 1-3              600,000      $    2.50     May 14, 2015
  Class SVMAS-1             67,500      $    3.50     May 31, 2009
  Class SVMAS-1A            40,000      $    3.50     October 11, 2009
  Class SVMAS-2             32,500      $    2.50     September 30, 2009
  Class SVMAS-3             40,000      $    2.50     September 30, 2015
  Class SVB 1-3             50,000      $    2.50     April 30, 2015
  Class SVB-4               75,000      $    2.50     April 30, 2015
  Class SVC 1-5            125,000      $    4.25     December 31, 2012
  Class SV-SEI 1-2          41,667      $    1.50     June 30, 2009
  Class C, D, E            725,000      $    2.50     April 30, 2015
  Class O                  100,000      $    3.00     December 31, 2008
                         ---------
                         3,684,010
                         =========

During the nine months ended March 31, 2007, 10,573 warrants with an exercise price of $6 expired. The weighted average exercise price for the outstanding warrants is $2.72 and the weighted average life as of March 31, 2007 is 6.3 years.

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

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

During the year ended June 30, 2006, the Company granted options to purchase 17,000 shares of common stock at $3.00 to $6.00 per share to non-employees. The fair value of the options, using the Black-Scholes option pricing model, was $34,918, of which options totaling $32,738 vested immediately and were recognized as non-cash stock compensation expense. The remaining $2,180 of options vest over a year and $145 and $1,017 was amortized on a straight line basis in the three and nine months ended March 31, 2007, respectively, as non-cash stock compensation.

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

During the three and nine months ended March 31, 2007, the Company recorded compensation expense related to stock options of $141,170 and $441,426, respectively, and granted 335,000 options during the nine months ended March 31, 2007. The fair value of the options granted during the nine months ended March 31, 2007 is estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

          Volatility                   124%
          Dividend yield                 0%
          Risk-free interest rate     4.74%
          Expected life (years)        3.3











          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY (CONTINUED)

Stock options (continued):

As of March 31, 2007, options outstanding under the 2006 Plan are summarized as follows:

                                                Outstanding Options
                                          Number of      Weighted Average
                                           Shares         Exercise Price
                                          ----------     ----------------

     Balance, July 1, 2006                 1,410,833        $  2.94
       Options granted                       335,000        $  4.33
       Options exercised                        -              -
       Options cancelled                        -              -
                                           ---------        -------
     Balance, March 31, 2007               1,745,833        $  3.23
                                           =========        =======

There were 1,072,500 options exercisable as of March 31, 2007.

The following table presents information relating to stock options outstanding and exercisable as of March 31, 2007:



                                        Weighted-    Weighted-
                                        Average      Average                   Weighted-
                                        Remaining    Outstanding               Average
                           Outstanding  Contractual  Exercise     Exercisable  Exercise
Range of Exercise Prices   Shares       Life         Price        Shares       Price
------------------------   -----------  -----------  -----------  -----------  ---------
     $2.00 - $2.50             812,500      7.0        $  2.41        436,667   $  2.32
     $3.00 - $3.50             420,333      1.4        $  3.00        420,333   $  3.00
     $4.00 - $4.75             290,000      6.5        $  4.12         77,500   $  4.15
     $5.00 - $7.50             223,000      3.1        $  5.52        138,000   $  5.53
                             ---------      ---        -------      ---------   -------
                             1,745,833      5.0        $  3.23      1,072,500   $  3.14
                             =========      ===        =======      =========   =======






          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)

10.  STOCKHOLDERS' EQUITY (CONTINUED):

Stock Options (continued):

The total fair value of stock options that vested during the three and nine months ended March 31, 2007 and 2006 was $7,533 and $201,408, and $24,686 and
$201,466, respectively. The intrinsic value of stock options exercised during both the three and nine months ended March 31, 2007 and 2006 was $0 as there were no options exercised during these periods. As of March 31, 2007 the Company had $799,358 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 3 years.

Prior to July 1, 2006, the Company accounted for stock-based compensation awards under APB 25 and had adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation expense for stock option grants been determined based on the fair value at grant dates consistent with the method prescribed by SFAS 123, the loss attributable to common shareholders and loss per common share would have been adjusted to the pro forma amounts for the three and nine months ended March 31, 2006 as follows:

                                            Three months     Nine months
                                               ended            ended
                                           March 31, 2006   March 31, 2006
                                           --------------   --------------
Net loss:
 As reported                                 $(1,379,000)     $(3,565,000)
 Less: Stock-based compensation
  expense determined under fair value
  method                                         (38,000)        (252,000)
                                             -----------      -----------
Pro forma                                    $(1,417,000)     $(3,817,000)
                                             ===========      ===========
Basic and diluted net loss per share:
 As reported                                      ($0.16)          ($0.43)
                                             ===========      ===========
  Pro forma                                       ($0.16)          ($0.46)
                                             ===========      ===========







          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)


11.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit in the amount of $171,945, which is reflected as restricted cash as of March 31, 2007. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, chairman of Bion Dairy. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. As of March 31, 2007, the Company has outstanding receivables from its
tenants of approximately $2,000.    The Company is recognizing rent expense
relating to the lease under the straight-line method. The average monthly rent expense for the 88-month lease is $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,252. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of $63,120 as of March 31, 2007. As of March 31, 2007, the Company also has deferred rent of $8,977 relating to a tenant's three-month rent prepayment.

As of March 31, 2007 the Company had prepaid rent relating to its operating leases of $16,028.

At March 31, 2007, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases were:

Fiscal year:                     Operating lease   Sublease   Net operating
                                 payments          rentals    lease payments
                                 ---------------   --------   --------------
Three months ended June 30, 2007   $   42,986      $ 13,756      $ 29,230
2008                                  177,829        56,905       120,924
2009                                  184,484        59,035       125,449
2010                                  191,405        61,249       130,156
2011                                  198,602        63,553       135,049
2012                                  212,775        68,088       144,687
Thereafter                            322,975       103,352       219,623
                                   ----------      --------      --------
Total                               1,331,056       425,938       905,118








          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                THREE AND NINE MONTHS ENDED MARCH 31, 2007
                                 (UNAUDITED)


12.  COMMITMENTS:

Joint venture agreement:

In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond
the initial waste treatment facility.    The Stage I System will initially be
used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. The Company is currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3,500-6,200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's DeVries research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules, including renewable energy production, solids processing facilities, and construction of an ethanol plant. It is anticipated that the amended agreement will be executed during fiscal year 2007. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement and the Company anticipates completion of development of this Integrated Project during 2008 and 2009. FOFD is owned and controlled by Michael McCloskey and Timothy Den Dulk who have served as consultants to the Company since May 2005.

13.  RELATED PARTY TRANSACTIONS:

The Company has an accrued payable of $41,647 to a company controlled by Salvatore Zizza for rental of office space in 2003.

14.  SUBSEQUENT EVENTS:

On April 19, 2007 the Company sold an additional $100,000 of its 2007 Series A Convertible Notes.








ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with the Company's Form 10-SB Amendment No. 3.

BUSINESS OVERVIEW

     The Company is currently focused on completion of the development of applications of its second-generation technology which provides solutions for environmentally sound clean-up of the waste streams of large-scale CAFO's and creates economic opportunities for integration of renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production. We believe our technology will also allow development of Projects that can also directly integrate with dairy (and other CAFO) end-users and that can potentially increase profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for applications and Integrated Projects and expects to select the site for and commence development of its initial Integrated Project during 2007.

     The financial statements for the years ended June 30, 2006 and 2005 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $5,173,000 and $2,115,000 during the years ended June 30, 2006 and 2005, respectively. At June 30, 2006, the Company had a working capital deficiency and a stockholders' deficit of approximately $1,000 and $3,278,000, respectively. The financial statements for the nine months ended March 31, 2007 and 2006 have also been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,884,000 and $3,565,000 during the nine month periods ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $582,000 and $4,152,000, respectively. The report of the independent registered public accounting firm on the Company's financial statements as of and for the year ended June 30, 2006 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

CRITICAL ACCOUNTING POLICIES

     Management has identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely
require adjustment.   Specific risks associated with these critical
accounting policies are described in the paragraphs below.

Revenue Recognition

     While the Company has not recognized any operating revenues for the past two fiscal years, the Company anticipates that future revenues will be generated from product sales, technology license fees, annual waste treatment fees and direct ownership interests in Integrated Projects. The Company expects to recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's Systems. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

Compensation Cost for Options with Service Conditions and Graded Vesting
Schedules

     The Company has issued non-employee options that include service conditions and have graded vesting schedules. Generally for these arrangements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options. Fair value of the options is determined using a Black-Scholes option-pricing model. Any subsequent changes in fair value will be recorded on the measurement date. Compensation cost in connection with options that are not fully vested is being recognized on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supercedes Accounting Principles Board Opinion No. 25 ("APB 25"), and generally requires that share-based compensation transactions be accounted and recognized in the statement of income based on their fair values. The Company adopted SFAS 123(R)using the modified prospective application under which all share based awards granted on or after the adoption date and modifications, repurchases or cancellation of prior awards made after the adoption date shall be accounted for under SFAS 123(R). The modified prospective application does not require the Company to restate prior period's financial results to reflect the adoption. Pro forma disclosure for prior period issuances of share based grants have been made in the notes to the financial statements and the Company has used the Black-

Scholes option pricing model for determining fair value of stock options granted. As of March 31, 2007 the Company had $799,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 3 years.

Cumulative Effect of Change in Accounting Principle

     In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith ($1,522,000) and Brightcap ($2,081,475) as of July 1, 2006. The Company will re-measure the fair value of the convertible notes at each reporting period after July 1, 2006, using a Black-Scholes model approach, and record any adjustments as non-cash compensation expense in the re-measurement period. At March 31, 2007, the fair value of deferred compensation owed Mark Smith and Brightcap was re-measured at $871,000 and $1,192,000, respectively and resulted in a credit to earnings of $802,000 and $1,580,000 for the three and nine months ended March 31, 2007, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

General and Administrative

     General and administrative expenses were ($59,000) for the three months ended March 31, 2007 versus $348,000 for the three months ended March 31, 2006. The decrease in general and administrative expenses of $407,000 was partially due to a credit to non-cash compensation expense to re-measure the President's convertible deferred compensation for the three months ended March 31, 2007 of $(339,000) versus $234,000 to record the intrinsic value of the liability for the three months ended March 31, 2006. The decrease in non-cash compensation was primarily due to: a) the Company's adoption of SFAS 123(R) which measures the fair value of the convertible feature of the liability, versus valuing under the intrinsic value method, and b) the decrease in the price of the Company's common stock from $5.75 to $3.90 per share for the three months ended March 31, 2007 compared to an increase from $4.00 to $4.75 per share for the three months ended March 31, 2006. Offsetting the lower non-cash compensation costs during the three months ended March 31, 2007, were higher rent costs of $33,000 due to the Company obtaining office space in New York effective August 1, 2006. Accounting and tax expenditures were $44,000 higher during the three months ended March 31, 2007 due to income tax preparation, work performed for the December 31, 2006 10QSB and responses to a Securities and Exchange Commission comment letter on the Company's Form 10-SB. The Company also recorded non-cash compensation expense relating to options for the three months ended March 31, 2007 of $58,800.






Research and Development

     Research and development expenses decreased from $1,021,000 for the three months ended March 31, 2006 to $104,000 for the three months ended
March 31, 2007.   Non-cash compensation (credit) expense of $(463,000) and
$206,000 for the three months ended March 31, 2007 and 2006, respectively, was recorded to re-measure the fair value and to recognize the intrinsic value of Brightcap's convertible deferred compensation at March 31, 2007 and 2006, respectively, due, in part, to the decrease in the price of the Company's common stock from $5.75 to $3.90 per share for the three months ended March 31, 2007 compared to the increase from $4.00 to $4.75 per share in the three months ended March 31, 2006. With the Company's adoption of SFAS 123R during its fiscal year 2007, other non-cash compensation expense of $82,000 was recognized during the three months ended March 31, 2007 for options issued to research and development employees, while no similar expense was recognized during the same period in the prior year. Salaries and related payroll tax expense for the three months ended March 31, 2007 and 2006 was $198,000 and $128,000, respectively. The increase in salaries and payroll taxes was due to the addition of two members to the management team in the three months ended March 31, 2007. Bonuses of $170,000 to research and development employees and a consultant were also recorded in the three months ended March 31, 2007.

Loss from Operations

     As a result of the factors described above, the loss from operations for the three months ended March 31, 2007 and 2006 was $45,000 and $1,369,000, respectively.

Other Expense

     Other expense for the three months ended March 31, 2007 and 2006 was $39,000 and $10,000, respectively. Interest expense during the three months ended March 31, 2007 was $44,000 compared to $21,000 for the same period in the prior year. The increase in interest expense is due to the 2006 Series A notes and higher interest on deferred compensation balances during the three months ended March 31, 2007.

Net Loss

     As a result of the factors described above, the net loss for the three month period ended March 31, 2007 and 2006 was $84,000 and $1,379,000, respectively, a decrease of $1,295,000. The net loss per common share also decreased by $0.15 from $0.16 for the three months ended March 31, 2006 to $0.01 for the same period in 2007.







RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

General and Administrative

     General and administrative expenses were ($59,000) for the nine months ended March 31, 2007 versus $873,000 for the nine months ended March 31, 2006. The primary factor in the decrease in general and administrative expenses is a decrease in non-cash compensation expense of $1,181,000 relating to the President's convertible deferred compensation resulting from the adoption of SFAS 123(R) and the decrease in the price of the Company's common stock from $6.40 to $3.90 per share for the nine months ended March 31, 2007 compared to the increase from the $2.00 per share floor to $4.75 per share for the nine months ended March 31, 2006. During the nine months ended March 31, 2006, the Company recorded non-cash compensation of $514,000 to record the intrinsic value of the liability. During the nine months ended March 31, 2007, the Company adopted SFAS 123(R) which re-measured the convertible feature on the deferred compensation at fair value which resulted in a $667,000 credit to non-cash compensation expense. The remaining general and administrative expenses not relating to adjustments for the fair value and intrinsic value of the convertible deferred compensation are $608,000 and $360,000 for the nine months ended March 31, 2007 and 2006, respectively. Rent expense was $107,000 higher for the nine month period ended March 31, 2007 due to the office lease in New York City which was entered into during the first quarter of fiscal year 2007. Accounting and tax services were higher for the nine months ended March 31, 2007 over the similar period in the prior year by $126,000 due to work performed on the 2006 fiscal year end audit, the filing of the Company's Form 10-SB and Form 10QSB for the three and six months ended December 31, 2006, and the preparation of federal and state income tax returns for the Company for the 2002 through 2005 tax years. The Company also recorded non-cash compensation expense of $75,000 relating to options, due to the adoption of SFAS 123(R) during the nine months ended March 31, 2007, while during the same period in fiscal year 2006 no expense was required to be recorded.

     Research and development expenses decreased from $2,681,000 for the nine months ended March 31, 2006 to $1,135,000 for the nine months ended March 31,
2007.   The majority of the decrease was attributable to a credit to non-cash compensation expense of ($913,000) and $702,000 for the nine months ended March 31, 2007 and 2006, respectively, which were recorded to re-measure the fair value and recognize the intrinsic value of Brightcap's convertible deferred compensation at March 31, 2007 and 2006, respectively. The decrease, in large part, is due to the decrease in the price of the Company's common stock from $6.40 to $3.90 per share compared to the increase from the $2.00 per share floor to $4.75 for the nine months ended March 31, 2007 and 2006, respectively. Offsetting the decrease was other non-cash compensation expense of $367,000 recognized during the nine months ended March 31, 2007 for options issued to research and development employees. No similar expense was recognized during the same period in the prior year, as the Company adopted SFAS 123(R) as of July 1, 2007. Legal expenses related to research and development were $132,000 and $50,000 for the nine months ended March 31, 2007 and 2006, respectively, due to extensive patent work being performed during the nine months ended March 31, 2007. Salaries and related payroll taxes increased $118,000 for the nine months ended March 31, 2007 over the same period in the prior year due to the addition of two members to the management team, one in April 2006 and one in September 2006, and overall pay increases to employees.

Loss from operations

     As a result of the factors described above, the loss from operations for the nine months ended March 31, 2007 decreased $2,478,000, from $3,554,000 to $1,076,000 for the nine months ended March 31, 2006 and 2007, respectively.

Other Expense

     Other expense was $77,000 and $11,000 the nine months ended March 31, 2007 and 2006, respectively. Interest expense decreased from $113,000 to $105,000 for the nine month period ended March 31, 2006 and 2007, respectively, due to the absence of interest expense on the Dairy notes and the Series A, B and C notes which were converted during the six months ended December 31, 2005, which was offset by the interest on the 2006 Series A Promissory notes during the nine months ended March 31, 2007. Meanwhile interest income increased $18,000 during the nine months ended March 31, 2007 compared to the same period in the prior year due to higher average cash balances. During the nine months ended March 31, 2006, the Company had other income of approximately $91,000 from the settlement of debt with third party vendors.

Cumulative Effect of Change in Accounting Principle

     During the nine months ended March 31, 2007, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supersedes APB 25, using the modified prospective application. In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith and Brightcap as of July 1, 2006. The cumulative effect of change in accounting principle resulted in a net loss per common share of $0.08 for the nine months ended March 31, 2007.

Net Loss

     As a result of the factors described above, the net loss was $1,884,000 and $3,565,000 for the nine months ended March 31, 2007 and 2006, respectively, representing a $0.21 decrease in the net loss per common share from $0.43 for the nine months ended March 31, 2006 to $0.22 for the same period in 2007.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2007, the Company had cash and cash equivalents equal to $843,264. During the nine months ended March 31, 2007, net cash used in operating activities was $1,303,367. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the nine months ended March 31, 2007 the Company used $78,623 of cash for investing activities to purchase property and equipment for the New York office. In addition, the Company used $171,945 of cash to secure a guarantee for the office lease obligation.

Financing Activities

     During the nine months ended March 31, 2007, $545,000 and $700,000 of cash was provided by financing activities resulting from the sale of the 2006 Series A and 2007 Series A convertible promissory notes, respectively.

     As of March 31, 2007 the Company has significant debt obligations consisting primarily of mandatorily convertible notes - affiliates of $2,063,123, 2006 Series A convertible promissory notes - current of $727,243, 2007 Series A convertible promissory notes - affiliates of $986,521 and 2007 Series A convertible promissory notes of $700,000. The Company has entered into an 88-month operating lease for office space in New York, with an average monthly lease expense of $15,820.

Convertible Notes

     Under the terms of a convertible deferred compensation agreement with our President that was exchanged for a promissory note and conversion agreement on April 4, 2006, sums accrued through March 31, 2006 accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions may occur by mutual agreement between the Company and the President. The Company may convert the promissory note, in whole or part, at any date after July 1, 2007 and the convertible note owned by the President is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40 per share. At March 31, 2007 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $871,405 and resulted in a credit to earnings of $338,634 and $667,315 for the three and nine months ended March 31, 2007, respectively. Fair value at March 31, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.58%, volatility of 66%, a remaining contractual life of 2.25 years and a stock price of $3.90 per share. Sums accrued after April 1, 2006, ($150,000 through March 31, 2007), were converted as of March 31, 2007 into the Company's 2007 Series A convertible promissory notes. The President earns compensation of $150,000 annually. All these sums related to Mr. Smith's deferred compensation are net of $55,000 and $60,000 of deferred compensation that was converted to 50,000 and 30,000 shares of the Company's restricted common stock on December 31, 2004 and 2005, respectively.

     On December 31, 2005, convertible deferred compensation payable to Brightcap for services provided to the Company by the former general manager of Bion Dairy between April 1, 2003 and September 30, 2005 was exchanged for a promissory note which note bears interest at 6% per annum and conversion agreement pursuant to which all sums accrued through September 30, 2005 are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversion may occur by mutual agreement between the Company and Brightcap. The Company may convert the promissory note, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the promissory note is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40 per share. At March 31, 2007 the fair value of deferred compensation owed to Brightcap was re-measured as $1,191,717 and resulted in a credit to earnings of $463,110 and $913,023 for the three and nine months ended March 31, 2007, respectively. Fair value at March 31, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.58%, volatility of 66%, a remaining contractual life of 2.25 years and a stock price of $3.90 per share. Brightcap receives annual compensation of $300,000 for the full time consulting services of Dominic Bassani with payment deferred. Sums accrued after October 1, 2005 ($450,000 as of March 31, 2007) were converted into the Company's 2007 Series A convertible promissory notes as of March 31, 2007.



Deferred Compensation

     Prior to March 31, 2003, the Company incurred management fees under various management agreements for management and consulting services. The fees totaled $607,629 including interest at 6%, as of March 31, 2007. It was agreed in March 2003 that payment would be made on March 31, 2007 by conversion of the deferred compensation into common stock of the Company at the higher of the average price of the Company's common stock during the ten trading days ending March 27, 2007 or $4.00 per share. The Company issued 151,908 shares of common stock on March 31, 2007 to satisfy its obligation.

Convertible Promissory Notes

2006 Series A Convertible Promissory Notes:

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

     The Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. For the three and nine months ended March 31, 2007 the notes accrued interest of $10,489 and $27,243, respectively.

     2007 Series A Convertible Promissory Notes:

     On March 31, 2007, the Company sold $700,000 of its 2007 Series A Convertible Notes (the "2007 Notes"). In addition the Company issued 2007 Notes totaling $986,521 in exchange for promissory notes with convertible features, and deferred compensation. The 2007 Notes are convertible into shares of the Company's common stock at $4.00 per share until maturity on July 1, 2008, at the election of the 2007 Note holder, and will accrue interest at 6% per annum. The note holders will have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the Company sells in any subsequent offering of up to $3,000,000. The Company has the right to require the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share was above the approximate market price of the Company's common shares at the commitment date of the offering.

Plan of Operations and Outlook

     As of March 31, 2007 the Company had cash and cash equivalents of
$843,264.   Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2007 calendar year. However, the Company will need to raise additional capital to execute our business plan discussed below.

     The Company currently intends to seek financing of between $5,000,000 and $50,000,000 during 2007 in the form of equity and/or debt. The proceeds would be used to expand and accelerate the development activities of Bion's initial Integrated Projects and for general corporate purposes. If we do not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to the Company and its shareholders. There is no assurance that the Company will successfully complete any financings.

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

     In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond
the initial waste treatment facility.    The Stage I System will initially be
used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. We are currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3500-6200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's Derives research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules including renewable energy production and solids processing facilities and construction of an ethanol plant. It is anticipated that the amended agreement will be executed during fiscal 2007. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement and we anticipate completion of development of this Integrated Project during 2008-2009.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2007. In addition, Bion intends to choose sites for additional Projects during 2007 and 2008 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2013) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8-16 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

     Bion is presently establishing its implementation management team with the intention of commencing development and construction of an initial Project during 2007. Bion will need to continue to hire additional management and technical personnel as it moves from the technology re-development phase to the implementation phase during the 2007 calendar year.

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent under the lease is $15,820. The Company has provided the lesser with a letter of credit in the amount of $171,945 in connection with the lease. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy. The Company has entered into sub-leases with non-affiliated parties for approximately 28% of the obligations under the lease.

     2) In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrate Project. The June 2006 agreement contemplates expansion beyond the initial waste treatment facility. The Stage I System will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for, full scale Integrated Projects. We are currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion optimization System designed to handle the waste stream from approximately 6200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the DeVries results set forth above, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules including renewable energy production and solids processing facilities and construction of an ethanol plant. It is anticipated that the amended agreement will be executed during fiscal 2007. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement and we anticipate commencement of construction during 2007. We anticipate completion of development of this Integrated Project during 2008. The estimated cost of Stage I under the June 2006 agreement, including Stage I System construction and testing operations, is $750,000, which Bion and FODF have agreed to split equally net of any grants. However, as indicated above, we believe that an amended agreement will supersede the June 2006 agreement which new agreement will require larger expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

     Not applicable.

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

                                 BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   April 23, 2007           By: /s/ Mark A. Smith
                                     Mark A. Smith, President (Chief
                                     Executive Officer) and Interim Chief
                                     Financial Officer (Principal Financial
                                     and Accounting Officer)