Form 10KSB
period 2007-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-10-10
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  June 30, 2007

       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from: _____ to ____

                        Commission File No. 000-19333

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

         COLORADO                                         84-1176672
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)


           641 Lexington Avenue, 17th Floor, New York, New York 10022
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number:  (212) 758-6622

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                             (Title of each class)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $0.


As of September 30, 2007, 8,076,280 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $9,555,968.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents Incorporated By Reference:  None.



                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides a comprehensive environmental solution to a significant source of pollution in US agriculture, Confined Animal Feeding Operations ("CAFO's"). Bion's technology is "comprehensive" in that it surpasses current environmental regulations for both nutrient releases to water and air emissions from livestock waste streams based upon our research to date. Because Bion's technology reduces the harmful emissions from a CAFO on which it is utilized, the CAFO can increase its herd concentration while lowering or maintaining its level of nutrient releases and atmospheric emissions. Additionally, we believe that Bion's technology platform allows the integration of ethanol production, renewable energy production and on-site energy utilization with large-scale CAFO's (and their end-product users) in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex. In the context of Integrated Projects (defined below), Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from portions of the CAFO waste stream that can be used by ethanol plants or other users as a natural gas replacement. The ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures and operating cost of the ethanol production process. The ethanol plant thereby acts as a feed mill for the CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System (defined below) produces from the CAFO waste stream. Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     Since 2002, the Company has focused on completing development of its technology platform and business model. As such, we have not pursued near term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Integrated Projects. The Company now intends to focus its efforts on development and operation of Integrated Projects based on Bion's waste handling/renewable energy technology platform ("Bion System" or "System") integrating large-scale CAFO's and ethanol production and/or end-product facilities (cheese producers or other dairy processors, beef processing facilities, etc.) ("Projects" or "Integrated Projects").

     The financial statements for the years ended June 30, 2007 and 2006 included herein have been prepared assuming the Company will continue as a going concern. The Company has not recorded any revenue for either of the years ended June 30, 2007 or June 30, 2006. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively. The Company had a working capital deficiency and a stockholders' deficit, respectively, of approximately $1,219,000 and

$4,663,000 as of June 30, 2007. The report of the independent registered public accounting firm on the Company's financial statements as of and for the years ended June 30, 2007 and June 30, 2006 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

     Currently, Bion is focused on using applications of its patented waste management technology to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 40,000 or more beef or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production and to be marketed as feed and/or fertilizer, integrated with an ethanol plant capable of producing 20 million to 40 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) on a single site and/or on sites within an approximately 30 mile radius. Bion believes its technology platform will allow integration of large-scale CAFO's with ethanol production, renewable energy production from waste streams and on-site energy utilization in a manner that reduces the capital expenditures and operating costs for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed around either existing CAFOs or ethanol plants. Bion anticipates that some Projects will also include end-product facilities.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate opportunities and/or sites for Projects and/or System installations in multiple states including without limitation New York, Indiana, Pennsylvania, Nebraska, California and other states. The Company anticipates selecting a site for its initial Project during the current fiscal year. Bion anticipates that one of its initial Integrated Projects will be located in upstate New York and will include a 42 million gallon per year ethanol plant balanced with an 84,000-head beef cattle finishing facility that will be made up of six 14,000-head satellite farm modules. Bion intends to commence development of its initial Integrated Project during the 2008 fiscal year by optioning land and beginning the permitting process.

In addition, Bion intends to choose sites for additional Projects through 2008 to create a pipeline of Projects. Management has a 5-year development target (through fiscal year 2013) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8-16 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

      Bion has focused on establishing its implementation management team (including both employees and consultants) with the intention of commencing development and construction of an initial Project during the current fiscal year. In September 2006, Jeremy Rowland joined the Company's subsidiary, Bion

Dairy Corporation ("Bion Dairy") as its Chief Operating Officer and has served in that capacity since that time. Mr. Rowland has further agreed to serve as the Company's Chief Operating Officer once it has secured adequate director and officer liability insurance coverage. Mr. Rowland has eighteen years experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. In addition, Sal Zizza, who rejoined Bion and Bion Dairy during 2005 on a consulting basis, assumed the positions of Chairman and Director of Bion Dairy on January 1, 2006. Jeff Kapell, who became a consultant to Bion and Bion Dairy in December 2003, joined the Bion management team on a full-time basis in April 2006 as Bion Dairy's Vice-President--Renewables. Mr. Zizza and Mr. Kapell have performed these services for Bion Dairy since January 2006 and April 2006, respectively. Mr. Zizza and Mr. Kapell have further agreed to serve the Company in similar positions once it has secured adequate director and officer liability insurance coverage. Bion will need to continue to hire and engage additional management and technical personnel as it moves from the technology re-development phase to the implementation phase during the 2008 fiscal year.

     The Company's successful accomplishment of these activities is dependent upon many factors including the following, neither of which can be assured at this date:

     * Successful development and completion of the first Project to demonstrate the operation of a fully integrated, environmentally compliant, Bion-based CAFO/ethanol Project at a profitable level; and

     * Our ability to raise sufficient funds to allow us to finance our activities.

INDUSTRY BACKGROUND

     The traditional business model for CAFO's, regardless of livestock type, has relied on a combination of: 1) a passive environmental regulatory regime, and 2) access to a relatively unlimited supply of cheap land and water to serve as the basis for "environmental" treatment of animal waste. Such land and water resources have now become significantly more expensive while ongoing consolidation of the CAFO industry has produced substantially increased and more concentrated waste streams. At the same time, regulatory scrutiny of, and public concern about, the environmental impact from CAFO's has intensified greatly.

     Agricultural runoff is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting water quality throughout the country. Clean-up initiatives for the Chesapeake Bay and the Great Lakes (and elsewhere) are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution. In each such case, agriculture in general and CAFO's in particular have been identified among the main contributors of pollution. CAFO's are also significant emitters of pollutants to air, with dairies having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley.

     We believe Bion's technology will enable increased CAFO herd concentration that is economically and environmentally sustainable because the technology removes nutrients from the waste streams generated by animal operations while dramatically reducing atmospheric emissions. The resulting herd concentration potentially creates reduced marginal costs and results in a core Bion technology platform that integrates environmental treatment and renewable energy production and utilization with ethanol production.

     Bion's technology platform and the resulting herd concentration, in turn, potentially provide the opportunity to integrate a number of revenue generating operations while maximizing the realized value of the renewable energy production. The Bion model will access diversified revenue streams through a balanced integration of technologies to provide a hedge of the commodity risks associated with any of the separate enterprises. We believe that Bion's Integrated Projects will generate revenues and profits from:

     *  Waste processing and technology licensing fees;
     *  High-value organic fertilizer and/or high protein feed products;
     * Fees related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;
     * Renewable energy production from the waste streams combined with utilization of the energy produced within the Integrated Projects; and
     *  Ethanol production.

     Exactly what fees and revenues accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects. If Bion is simply the operator of its waste System within an Integrated Project that it develops, it would generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of the fertilizer and other products generated from the waste treatment process, c) sales of energy to the ethanol plant and/or other facilities, d) fees related to the utilization of the wet distillers grain made possible by the integration, and e) fees for its "developer" role. If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO. Sales of wet distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the wet distillers grain. If Bion also participates in ownership and/or operation of the integrated CAFO (and its facilities), it would generate revenues from the sale of the CAFO's end products. It is likely that Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

     We believe that our technology platform and the proposed Projects do not involve significant technology risk. Our waste handling technology has been utilized efficiently in the past and has been verified by peer-reviewed data.

The other Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids drying and combustion equipment, all consist of available and fully-tested processes and equipment that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity. Bion has a patent pending relating to the Bion integration model described herein. Although we have developed the structure and basic design work related to Integrated Projects, we have not yet actually constructed an Integrated Project. Further, we have not completed the development of all of the System applications that will be necessary to address all targeted markets (such as swine, poultry, etc.) and all geographic areas and we anticipate a continuing need for the development of additional applications and more efficient integration.

     The basic integration in a fully integrated Project will probably include:

     * An ethanol plant and CAFO combination sized to balance the distillers grain by-product of the ethanol production with the feed requirements of the CAFO herd and the energy needs of the ethanol plant with the renewable energy produced by Bion from the CAFO waste stream. Beyond the production of ethanol, the ethanol facility will function as a feed mill for the CAFO herd which will utilize the spent grain from ethanol production in its feed ration, materially reducing the operating expenses (energy and transportation) and capital expenditure requirements (for items such as dryers) and increasing the net energy efficiency of ethanol production;

     * Additionally, the ethanol plant is potentially a source of waste heat (which, if not productively utilized, would increase ethanol production costs for required disposal) to be used to maintain temperatures throughout the co-located Bion System. In colder climates, additional uses of this waste heat will potentially include heating some of the CAFO facilities;

     * Drying and processing of the fine solids portion of the CAFO's waste stream into a value-added, marketable, organic fertilizer and/or high protein feed product ingredients;

     * Processing, drying and combusting the coarse solids portion of the CAFO's manure stream to produce heat used for solids drying and to replace natural gas usage by the ethanol production process and other co-located facilities; and

     * Co-located end-product production facilities (cheese and/or other dairy processors, beef processing facilities, etc.) which will utilize the output of the CAFO and consume renewable energy produced from the CAFO waste stream.

     In order to implement this plan, Bion must work with both CAFO's and ethanol producers (and, in some cases, end-product producers)to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that at least the following take place: a) the CAFO and ethanol plant(and other facilities) agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its System to process the CAFO's waste stream and produce renewable energy and other products therefrom, c) the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration and
d)the ethanol plant agrees to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases. These agreements could be in the form of joint ventures, in which all parties share the cost of construction of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

CORPORATE BACKGROUND

     The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located at 641 Lexington Avenue, 17th Floor, New York, New York 10022. Our telephone number at that address is 212-758-6622. We have no additional offices at this time.

DEVELOPMENT OF OUR BUSINESS

     Substantially all of our business and operations are conducted through three wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), BionSoil, Inc. (a Colorado corporation organized June 3, 1996) and Bion Dairy Corporation ("Bion Dairy") (formerly Bion Municipal, Inc., a Colorado corporation organized July 23,
1999). Bion is also the parent of Bion International, Inc. (a Colorado corporation organized July 23, 1999), which is a wholly owned, presently inactive subsidiary. Bion is also the parent of Dairy Parks, LLC (an inactive Delaware entity organized July 25, 2001). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% owner of Centerpoint Corporation (a Delaware corporation organized August 9,
1995) ("Centerpoint").

     Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during fiscal year 2002. Since that time, we have been working on technology improvements and applications and in furtherance of our business model of Integrated Project development leading toward construction and operation of an initial Integrated Project.

     Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems ("NMS") that produced organic soil products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms. Through June 30, 2001, we sold and subsequently installed, in the aggregate, 32 of these first generation systems in 7 states, of which we believe approximately 15 are still in operation in 3 states. We discontinued marketing of our first generation NMS systems during fiscal year 2002. We were unable to produce a business model based on the first generation technology that would generate sufficient revenues to create a profitable business. While continuing to market and operate the first generation systems during the second half of calendar year 2000, we began to focus our activities on developing the next generation of the Bion technology. We no longer operate or own any of the first generation NMS systems.

     As a result of our research and development efforts, the core of our current technology was developed during fiscal years 2001-2003. We have designed and tested Systems that use state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions. These Systems are smaller, faster and require less capital per animal than our first generation NMS systems. The new generation of Bion Systems is designed to harvest solids used to produce our organic fertilizer and soil amendments or additives(the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

     The first phase of this research and re-development, which was conducted during the summer and fall of 2000 at DreamMaker Dairy, our former research facility located outside Buffalo, New York, accelerated the speed at which we could treat the CAFO waste stream and harvest the solids from the waste (the "Bion Process") in a System which was substantially less than 20% of the size of a comparable first generation system. We began second phase testing and development during the winter of 2000-2001, based on the faster, smaller System design at the DreamMaker Dairy. We placed the System into a configuration of enclosed tanks that fully contained the process. This configuration allowed control and monitoring of the entire System from all inputs through all outputs. This closed tank system gave us the ability to perform complete mass balance calculations (measuring all inputs of the animal waste stream and all outputs from the System, including nitrogen and phosphorus, which are the two elements of most critical concern from a nutrient and water pollution control standpoint, and hydrogen sulfide and ammonia, which are two of the main compounds of critical concern from an air pollution control standpoint) on the System to produce the scientific/technical data necessary to demonstrate definitively the performance of our technology. Essentially, the tank configuration enabled our technical staff to measure the amount and manner of nitrogen and phosphorous removed and the amount and manner of gaseous emissions from the waste stream and compare such quantities to the inputs to the System contained in the CAFO waste stream (also known as a "mass balance analysis"). Initial results of the mass balance analysis calculations demonstrated that phosphorus and nitrogen removals from the total waste stream approximated 80%. Additionally, measurements on the primary odor producing compounds indicated levels low enough to essentially eliminate odor problems associated with CAFO waste handling. In January 2002, we announced results of testing the fully contained Bion prototype at DreamMaker Dairy. The goals of that initiative (which were successfully reached) were to:

     *  Increase the efficiencies of the first generation system;
     * Convert the core Bion technology into an operating System that could be integrated with complementary technologies; and
     * Develop a computerized monitoring and control system capable of precise measurements and adjustments and remote reporting.

     During 2003 we designed, installed and began testing a commercial scale, second generation Bion System as a modification or retrofit to a waste lagoon on a 1,250 milking cow dairy farm in Texas known as the DeVries Dairy. In December 2004, Bion published an independently peer-reviewed report, a copy of which may be found on our website, www.biontech.com, with data from the DeVries project demonstrating a reduction in nutrients (nitrogen and phosphorus) of approximately 75% and air emissions of approximately 95%.
More specifically, those published results indicated that on a whole farm basis, the Bion System produced a 74% reduction of nitrogen and a 79% reduction of phosphorus. The air results show that the Bion System limited emissions as follows: (in pounds per 1,400 pound dairy cow per year):

     *  Ammonia                         0.20
     *  Hydrogen Sulfide                0.56
     *  Volatile Organic Compounds      0.08
     *  Nitrogen Oxides                 0.17

These emissions represented a reduction from published baselines of 95%-99%.

     The demonstration project at the DeVries Dairy in Texas also provided Bion with the opportunity to explore mechanisms to best separate the processed manure into streams of coarse and fine solids, with the coarse solids supporting generation of renewable energy and the fine solids potentially becoming the basis of organic fertilizer products and/or a high protein animal feed ingredients.

     For the past two years, Bion has focused on completing development of its technology platform and business model. As such, we have not pursued near term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Integrated Projects. We believe significant retrofit opportunities exist that may enable us to generate additional future revenue streams from Bion's technology. However, Bion's management team remains focused on implementation of its integrated technology platform as the basis for development of its large-scale Projects, which represents our long-term strategic goal.

     We currently anticipate that Bion will be the developer and manager of, and a direct participant in and/or owner of components of, the Projects. As such, Bion will:

     *  Locate, secure and develop appropriate sites;

     * Negotiate agreements with both input providers and in certain instances end-product users;

     * Secure required permits based upon clear standards that establish acceptable environmental operating parameters for each component of the Integrated Projects;

     *  Manage construction and operation of the Projects; and

     * Provide its waste treatment services to CAFO operators for a fee while producing renewable energy for on-site use (including sale to the ethanol plant) and fine solids products for sale.

     In turn, the CAFO operator will use the wet distiller grains from the ethanol plant as a feed component for the herd at a long-term competitive price. The CAFO facilities, which will be subject to permits imposing standards limiting their emissions and releases, can be owned either by the CAFO operator or by an independent third party finance source and subsequently leased to the CAFO operator. The CAFO operator will be responsible to provide its herd and operate the CAFO. In some instances, Bion will own direct interests in the CAFO herd, ethanol plant, end-product user and/or the related facilities in addition to its ownership interest in the Bion System.

     In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion research facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond the initial waste treatment facility. The Stage I System, if constructed, will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for, a full scale Integrated Project. Certain technical and financial issues concerning this facility remain unresolved between Bion and FODF and, therefore, permitting and construction have not yet commenced. It is not possible to predict when and if these matters will be resolved or whether this installation will ever be constructed.

     On August 18, 2007, Bion Environmental Technologies, Inc. ("Bion") entered into a Letter of Intent with Evergreen Farms, Inc. ("Letter of Intent") related to a Bion waste treatment system at Evergreen Farms, a 3,000-head dairy operation near Spruce Creek, Huntingdon County, Pennsylvania (the "System"). Construction of any such System is subject to contingencies including execution of a binding agreement between Bion and Evergreen Farms upon terms which have not yet been negotiated. Pursuant to the Letter of Intent, Bion intends to conduct initial planning on this project, which will include a site survey and preliminary engineering.

RECENT FINANCINGS

SERIES C NOTES AND CONVERSION OF OUTSTANDING DEBT TO EQUITY

     On September 30, 2005, the Company, through Bion Dairy, completed a $1,917,500 placement of Series C Notes that caused, in conjunction with the Company's technical progress and agreements with certain creditors, conversion of 100% of Bion Dairy's convertible debt ($5,239,489, in aggregate, principal and accrued interest) into the Company's restricted common stock on that date according to their terms.

     In conversion of the Series A, A*, B, B*, & C Notes, respectively, the Company issued 1,381,031, 645,753, 581,883, 274,434 and 964,117 shares of its restricted common stock including issuance of:

     *  83,340 shares to Bion which have been cancelled as treasury stock;

     * 691,528 shares to Centerpoint Corporation ("Centerpoint"), of which shares Bion is the "beneficial owner" of 57.7% (approximately 399,011 shares) based on its ownership of Centerpoint. Centerpoint has declared a dividend of these shares. When and if Centerpoint delivers shares to its shareholders, the Company will cancel the shares it receives upon receipt;

     * 1,005,692 shares to Chris-Dan, of which Dominic Bassani, former General Manager of Bion Dairy, is the owner.

DECEMBER 2005 PRIVATE PLACEMENT OF COMMON STOCK

     On December 23, 2005 Bion closed an offering of its restricted common stock at a price of $4.00 per share that raised net proceeds of $1,136,500. We also issued 3,750 shares of common stock as commissions in connection with the financing.

2006 SERIES A CONVERTIBLE PROMISSORY NOTES

     On September 13, 2006, Bion closed an offering of its Series A Convertible Promissory Notes in the principal amount of $700,000. The notes earn interest at the rate of 6%, payable on May 31, 2008, the maturity of the notes. All principal and accrued interest under the notes are required to be converted into common shares of Bion at the rate of $6 per share if the closing market price of Bion's common stock has been at or above $7.20 per share for 10 consecutive trading days and the earlier to occur of (i) an effective registration statement allowing public resale of the shares received upon conversion of the notes or (ii) one year after September 13, 2006. No conversion may occur unless Bion is a "reporting company" with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). The notes may also be converted, in whole or in part, at the election of the noteholders.

2007 SERIES A CONVERTIBLE PROMISSORY NOTES

     In March and April 2007, Bion sold $800,000 of its 2007 Series A Convertible Promissory Notes to existing investors. The notes earn interest at the rate of 6%, payable on July 1, 2008, the maturity date of the notes. Principal and accrued interest under the notes is convertible at $4.00 per share. Additionally, Mark A. Smith, our President, agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006.
Salvatore Zizza, Chairman and a Director of Bion's operating subsidiary, Bion Dairy Corporation, and Bright Capital, Ltd. ("Brightcap"), which provide the consulting services of Dominic Bassani to the Bion companies, agreed to accept $379,389 and $455,486, respectively, of the Company's Series A Notes in exchange for their respective deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for their respective deferred compensation owed by Bion on December 31, 2006.

COMPETITION

     There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to CAFO wastes. Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons")are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states. Although we believe that Bion has the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids). Additionally, many efforts are underway to develop and test new technologies.

     Our ability to compete is dependent upon our ability to obtain required approvals and permits from regulatory authorities and upon our ability to introduce and market our Systems in the appropriate markets.

     There is also extensive competition in the ethanol production, potting soil, organic soil amendment, fertilizer and organic fertilizer and feed ingredient markets. There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter. Many of these companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.

     Additionally, a number of companies, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, are pursuing the development of projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production. While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs). Although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that is produced by Bion's use of combustible solids extracted from the waste stream based on Bion's internal analysis. Further, none of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     We will be dependent upon one or a few major customers. Our business model is focused on development of Integrated Projects. We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during fiscal 2008, and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a few major Projects or customers.

PATENTS

     We are the sole owner of eight United States patents, one Canadian patent, one patent from Mexico and one New Zealand patent:

     *  U.S. Patent No. 4,721,569, Phosphorus Treatment Process,
        expires April 2007.
     * U.S. Patent No. 5,078,882, Bioconversion Reactor and System, expires March 2010.
     * U.S. Patent No. 5,472,472, Animal Waste Bioconversion System, expires September 2013.
     * U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus, expires August 2014.
     *  U.S. Patent No. 5,626,644, Storm Water Remediatory Bioconversion
        System, expires October   2015.
     * U.S. Patent No. 5,755,852, Bioconverted Nutrient Rich Humus, expires July 2016.
     * U.S. Patent No. 6,689,274, Low Oxygen Waste Bioconversion System, expires November 2020.
     * U.S. Patent No. 6,908,495, extension of Low Oxygen Waste Bioconversion System, expires June 2023.

     * Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process, expires August 2012.
     *  New Zealand Patent No. 526,342, Low Oxygen Organic Waste
        Bioconversion System, expires November 8, 2021.
     * Mexican Patent No. 240,124, Low Oxygen Organic Waste Bioconversion System, expires November 8, 2021.

     On April 15, 2005, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 11/106,751.

     On November 3, 2006, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 11/592,513. On November 3, 2006, we also filed a patent application titled "Environmentally Compatible Integrated Food and Energy Production System." The application number is 11/592,511.

     In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the businesses on which we are focused. It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

     It may become necessary or desirable in the future for us to obtain patent and technology licenses from other companies relating to technologies that may be employed in future products or processes. To date, we have not received notices of claimed infringement of patents based on our existing processes or products, but due to the nature of the industry, we may receive such claims in the future.

     We generally require all of our employees and consultants, including our management, to sign a non-disclosure and invention assignment agreements upon employment with us.

RESEARCH AND DEVELOPMENT

     During the year ended June 30, 2007 we expended $1,510,000 (including non-cash expenditures) on undertaking research and development related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects. Bion's main efforts were directed at further development of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed. On-going research related to reduction of nutrient releases and gaseous emissions from CAFO waste streams also took place at the DeVries dairy facility and elsewhere.

     During the year ended June 30, 2006 we expended $3,810,000 (including non-cash expenditures) on undertaking similar research and development related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects.

Environmental Protection/Regulation

     In regard to development of Projects, we will be subject to extensive environmental regulations related to CAFO's and ethanol production. To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure. However, we are involved in CAFO waste treatment and are impacted by environmental regulations in at least four different ways:

     * Our marketing and sales success depends, to a substantial degree, on the pollution clean-up requirements of various governmental agencies, from the Environmental Protection Agency (EPA) at the federal level to state and local agencies;

     * Our System design and performance criteria must be responsive to the changes in federal, state and local environmental agencies' effluent and emission standards and other requirements;

     * Our System installations and operations require governmental permit approvals in many jurisdictions; and

     * To the extent we own or operate Integrated Projects including CAFO facilities and ethanol plants, those facilities will be subject to environmental regulations.

EMPLOYEES

     As of September 15, 2007, we had 11 employees and consultants, all of whom are full-time except for Jere Northrop, our Senior Technology Director, who works for the Company on a part-time basis. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains its offices at 641 Lexington Avenue, 17th Floor, New York, New York 10022, telephone number (212) 758-6622. These offices are leased pursuant to a non-cancellable operating lease that became effective on August 1, 2006 and expires on November 30, 2013. The average monthly rental under the terms of the lease is $15,820. The Company has entered into sub-leases with non-affiliated parties for approximately thirty-two per cent (32%) of its obligations under this lease.

     The Company holds eight United States patents, one Canadian patent, one patent from Mexico and one New Zealand patent as described above. Three patent applications have been filed and are pending.

ITEM 3.  LEGAL PROCEEDINGS

    Bion, our President Mark A. Smith and Bion Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation"), which was settled on August 10, 2007. Pursuant to the settlement, Bion, Bion Dairy Corporation and Mark Smith, paid $165,000, through insurance, into a settlement fund. As part of the settlement reached in the TCMP Litigation, Bion, its majority owned subsidiary Centerpoint Corporation ("Centerpoint"), and Bion's shareholders (as of January 15, 2002 other than the 'Released Parties' in these two actions who are not current officers and/or directors of Bion) ("Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware, case number 2968-VCP (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of Bion common stock; b) a warrant to purchase 100,000 shares of Bion's common stock, and c) 140,000 shares of the common stock of Centerpoint Corporation. It is anticipated that delivery of these securities (net of 10% attorneys' fees) will take place during the fourth quarter of 2007 and each member of the Shareholder Class will receive the equivalent of approximately .05 Bion shares for each share of Bion common stock (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to Bion and Centerpoint all of their rights to any proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 Bion and Centerpoint received $798,000 (before attorneys' fees and other expenses), in aggregate, from the Aprilia Escrow. As part of the settlement, one of the other defendants paid $150,000 into a settlement fund, through insurance, from which funds Bion and Centerpoint received $110,000, in aggregate, on September 10, 2007.

     On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("ACB Notes") that were purchased by ACB in March of 2000. The complaint includes a breach of contract claim asserting that the Company owes ACB either
a)$265,400 plus interest or b) $121,028 including interest based on ACB's interpretation of the terms of the ACB Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock in full payment of its ACB Note based on the Company's interpretation of the ACB Note, as amended. The Company has filed an answer to the complaint denying the allegations. No activity has taken place in this lawsuit since 2002. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES AND EQUITY SECURITIES.

     (a)  Market Information

     During the past two fiscal years, we have had only limited volumes of trading in our common stock in the over the counter pink sheets market, and there is no assurance that such trading will expand or even continue.

     Our common stock is now quoted on the Over-The-Counter Electronic Bulletin Board under the symbol "BNET." The following quotations reflect inter dealer prices, without retail mark up, markdown or commission and may not represent actual transactions.

                                            2007            2006
                                       --------------   --------------
Fiscal Year Ending June 30,            High     Low     High     Low
---------------------------            ----     -----   -----    -----

First Fiscal Quarter                   $7.00    $5.20   $2.75    $1.15
Second Fiscal Quarter                  $6.00    $5.00   $6.00    $2.40
Third Fiscal Quarter                   $5.50    $3.55   $9.50    $4.00
Fourth Fiscal Quarter                  $3.90    $2.75   $7.00    $4.16

     (b)  Holders

     The number of holders of record of our common stock at September 30, 2007 was approximately 754. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     Included in Part F/S are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2007 and 2006 ("Financial Statements").

     Statements made in this Form 10K-SB that are not historical or current facts, which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information, involve substantial risks and uncertainties. The Company's actual results of operations, most of which are beyond the Company's control, could differ materially. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof. We wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

     These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approval in the United States or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

     The Company is currently focused on completion of the development of its second-generation technology which provides solutions for environmentally sound clean-up of the waste streams of large-scale CAFO's and creates economic opportunities for integration of renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production. We believe our technology will also allow development of Projects that can also directly integrate with dairy (and other CAFO) end-users and that can potentially increase profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for applications and Integrated Projects and expects to select the site for and commence development of its initial Integrated Project during its 2008 fiscal year.

     The financial statements for the years ended June 30, 2007 and 2006 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had a working capital deficiency and a stockholders' deficit of approximately $1,219,000 and $4,663,000, respectively. The report of the independent registered public accounting firm on the Company's financial statements as of and for the year ended June 30, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based compensation

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), and generally requires that share-based compensation transactions be accounted and recognized in the statement of income based on their fair values. The Company adopted SFAS 123(R)using the modified prospective application under which all share based awards granted on or after the adoption date and modifications, repurchases or cancellation of prior awards made after the adoption date shall be accounted for under SFAS 123(R). The modified prospective application does not require the Company to restate prior period's financial results to reflect the adoption. Pro forma disclosure for prior period issuances of share based grants have been made in the notes to the financial statements and the Company has used the Black-Scholes option pricing model for determining fair value of stock options granted. As of June 30, 2007 the Company had $739,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.5 years.

Cumulative Effect of Change in Accounting Principle

     In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith ($1,522,000) and Brightcap ($2,081,000) as of July 1, 2006. The Company re-measures the fair value of the convertible notes at each reporting period after July 1, 2006, using a Black-Scholes model approach, and records any adjustments as non-cash compensation expense in the re-measurement period. At June 30, 2007, the fair value of deferred compensation owed Mark Smith and Brightcap was re-measured at $766,000 and $1,047,000, respectively and resulted in a credit to earnings of $779,000 and $1,066,000, respectively, for the year June 30, 2007.

YEAR ENDED JUNE 30, 2007 COMPARED TO YEAR ENDED JUNE 30, 2006

General and Administrative

     Total general and administrative expenses decreased $1,155,000 from $1,343,000 to $188,000 for the years ended June 30, 2006 and 2007, respectively.

     General and administrative expenses, excluding stock-based compensation (credits)/expenses of $(604,000) and $834,000 for the years ended June 30, 2007 and 2006, respectively, were $792,000 versus $509,000 for the years ended June 30, 2007 and 2006, respectively. The increase of approximately $283,000 was due primarily to higher rent, accounting and audit fees, and salary and related payroll taxes for the year ended June 30, 2007 over the same period in 2006. The Company incurred rent expense of $141,000 for fiscal year 2007 due to the signing of a lease for office space in New York City in August 2007, while no similar expense was incurred in fiscal year 2006. Accounting and audit fees were $124,000 higher for the year ended June 30, 2007 over the comparable period for 2006 due to the costs associated with the fiscal year 2006 audit, preparation of the Company's Form 10-SB and related responses to a Securities and Exchange Commission comment letter, preparation and review of quarterly financial statements for December 31, 2006 and March 31, 2007, and the tax preparation fees for fiscal years 2002 through 2005. In addition, the Company had higher salary and payroll tax costs of $57,000 for the year ended June 30, 2007 due to additional salary costs being allocated to general and administrative expenses and the addition of an investor relations manager in June 2007.

     General and administrative stock-based compensation for the years ended June 30, 2007 and 2006 respectively consist of the following:

                                                   2007         2006
                                               ----------    ---------
     Fair value remeasurement of convertible
      notes - affiliates                       $ (779,000)   $    -
     Intrinsic value remeasurement of
      convertible notes - affiliates                 -         834,000
     Amortization of expenses prepaid with
      stock options granted to non-employees       10,000         -
     Fair value of stock options expensed
      under SFAS 123(R)                           165,000         -
                                               ----------    ---------
          Total                                $ (604,000)   $ 834,000
                                               ==========    =========

     Stock-based compensation expenses decreased to ($604,000) for the year ended June 30, 2007 from $834,000 for the year ended June 30, 2006. The decrease in stock-based compensation expense relating to the President's convertible deferred compensation is due to: a) the Company's adoption of SFAS 123(R) which measures the fair value of the convertible feature of the liability, versus valuing under the intrinsic value method, and b) the decrease in the price of the Company's stock from $6.40 to $3.25 per share for the year ended June 30, 2007 versus the increase from the $2.00 per share floor to $6.40 per share for the year ended June 30, 2006.

Research and development

     Total research and development expenses have decreased $2,300,000 from $3,810,000 to $1,510,000 for the years ended June 30, 2006 and 2007, respectively.

     Research and development expenses, excluding stock-based compensation (credits)/expenses of $(632,000) and $1,892,000 for the years ended June 30, 2007 and 2006, respectively, increased $224,000 from $1,918,000 to $2,142,000 for the years ended June 30, 2006 and 2007, respectively. Contributing to the increase was salary and payroll taxes, consulting fees, and legal fees. During fiscal year 2007, the company hired a chief operating officer and also declared bonuses to the research and development employees which increased salary and related payroll taxes by $292,000 over the prior year. Consulting expenses increased approximately $170,000 when comparing fiscal year ended June 30, 2007 to the same period in 2006 due to the Company's consulting/employment agreement with the Chairman and director of Dairy which was in effect for the full year during fiscal year 2007, versus six months in
the 2006 fiscal year.    Offsetting the increases described above were
decreased expenditures of $177,000 relating to research and development subcontractor and material expenses on the DeVries project due to the majority of the project testing being completed in fiscal year 2006.

     Research and development stock-based compensation for the years ended June 30, 2007 and 2006 consist of the following:

                                                   2007          2006
                                               -----------    ----------
     Fair value remeasurement of convertible
      notes - affiliates                       $(1,066,000)   $     -
     Intrinsic value remeasurement of
      convertible notes - affiliate                   -        1,140,000
     Fair value remeasurement of options with
      service conditions                           (16,000)      727,000
     Amortization of expenses prepaid with
      stock options granted to non-employees        33,000        25,000
     Fair value of stock options expensed
      under SFAS 123 (R)                           417,000          -
                                               -----------    ----------
          Total                                $  (632,000)   $1,892,000
                                               ===========    ==========

     Stock-based compensation expense decreased from $1,892,000 for the year ended June 30, 2006 to ($633,000) for the same period in 2007. The decrease is attributable to Brightcap's convertible deferred compensation and compensation costs relating to the Company's options with service conditions and graded vesting. Stock-based compensation (credit) expense of ($1,066,000) and $1,140,000 for the years ended June 30, 2007 and 2006, respectively, was recorded to re-measure the fair value and to recognize the intrinsic value of Brightcap's convertible deferred compensation at June 30, 2007 and 2006, respectively, due, in part, to the decrease in the price of the Company's stock from $6.40 to $3.25 per share for the year ended June 30, 2007, compared to the increase from the $2.00 per share floor to $6.40 per share for the year ended June 30, 2006. Stock-based compensation (credit) expense of ($16,000) and $727,000 was recorded for the years ended June 30, 2007 and 2006, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is due to the decrease in the stock price from $6.40 per share at June 30, 2006 to $3.25 per share at June 30, 2007. The Company recorded stock-based compensation expense of $417,000 under the provisions of SFAS 123(R)for the year ended June 30, 2007 for options vested to research and development employees. No similar expense was recorded for the prior year as the Company adopted SFAS 123(R)effective July 1, 2006.

Loss from Operations

     As a result of the factors described above, the loss from operations was $1,697,000 and $5,153,000 for the years ended June 30, 2007 and 2006, respectively.

Other expense

     Other expense was $121,000 and $20,000 for the years ended June 30, 2007 and 2006, respectively. Interest expense increased $38,000 from $135,000 for the year ended June 30, 2006 to $156,000 for the year ended June 30, 2007. Interest expense increased due to the higher debt balances due to the 2006 and 2007 Series A Notes and higher convertible deferred compensation balances from the prior year. Meanwhile interest income increased from $22,000 for the year ended June 30, 2006 to $35,000 for the same period in 2007 due to higher average cash balances during fiscal year 2007. During the year ended June 30, 2006, the Company had other income of approximately $91,000 from the settlement of debt with third party vendors.

Cumulative Effect of Change in Accounting Principle

     During the year ended June 30, 2007, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supersedes APB 25, using the modified prospective application. In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith and Brightcap as of July 1, 2006. The cumulative effect of change in accounting principle resulted in a net loss per common share of $0.09 for the year ended June 30, 2007.

Net Loss

     As a result of the factors described above, the net loss was $2,549,000 and $5,173,000 for the years ended June 30, 2007 and 2006, respectively, representing a $0.38 decrease in the net loss per common share from $0.70 for the year ended June 30, 2006 to $0.32 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2007, the Company had cash and cash equivalents equal to $373,000. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the year ended June 30, 2007 the Company used $79,000 of cash for investing activities to purchase property and equipment for the New York City office. In addition the Company used $172,000 of cash to secure a guarantee for the office lease obligation.

Financing Activities

     During the year ended June 30, 2007, $545,000 and $800,000 of cash was provided by financing activities resulting from the sale of the 2006 Series A and 2007 Series A convertible promissory notes, respectively.

     As of June 30, 2007 the Company has significant debt obligations consisting primarily of mandatorily convertible notes - affiliates of $1,812,908, 2006 Series A convertible promissory notes - current of $737,974, 2007 Series A convertible promissory notes - affiliates of 1,001,116, 2007 Series A convertible promissory notes of $811,540 and deferred compensation of $187,500. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

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

The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40 per share. At June 30, 2007 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $765,722 and resulted in a credit to earnings of $778,859 for the year ended June 30, 2007. Fair value at June 30, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.87%, volatility of 69%, a remaining contractual life of 2 years and a stock price of $3.25 per share. Sums accrued after April 1, 2006, ($150,000 through March 31, 2007), were converted as of March 31, 2007 into the Company's 2007 Series A convertible promissory notes and sums accrued after April 1, 2007 ($37,500 through June 30, 2007) have been recorded as deferred compensation. The President earns compensation of $150,000 annually. All these sums related to Mr. Smith's deferred compensation are net of $55,000 and $60,000 of deferred compensation that was converted to 50,000 and 30,000 shares of the Company's restricted common stock on December 31, 2004 and 2005, respectively.

     On December 31, 2005, convertible deferred compensation payable to Brightcap for services provided to the Company by the former general manager of Bion Dairy between April 1, 2003 and September 30, 2005 was exchanged for a promissory note which note bears interest at 6% per annum and conversion agreement pursuant to which all sums accrued through September 30, 2005 are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversion may occur by mutual agreement between the Company and Brightcap. The Company may convert the promissory note, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the promissory note is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40 per share. At June 30, 2007 the fair value of deferred compensation owed to Brightcap was re-measured as $1,047,186 and resulted in a credit to earnings of $1,065,569 for the year ended June 30, 2007. Fair value at June 30, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.87%, volatility of 69%, a remaining contractual life of 2 years and a stock price of $3.25 per share. Brightcap receives annual compensation of $300,000 for the full time consulting services of Dominic Bassani with payment deferred. Sums accrued after October 1, 2005 total $450,000 as of March 31, 2007, and were converted into the Company's 2007 Series A convertible promissory notes as of March 31, 2007, while sums accrued after April 1, 2007 ($75,000 as of June 30, 2007) have been recorded as deferred compensation.

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

     The Company has aggregate deferred compensation liabilities of $187,500 for three of its officers/directors/consultants as of June 30, 2007. This deferred compensation does not accrue interest and is not convertible. Payment is to be made at the earliest date that the Company has in excess of $2,000,000 in cash and cash equivalents or as decided by the Board of Directors or by December 31, 2007.

Convertible Promissory Notes

2006 Series A Convertible Promissory Notes:

     On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes, totaling $700,000 (the "2006 Notes"). The holders of the 2006 Notes earn interest on the unpaid principal balance of the 2006 Notes at 6%, payable on May 31, 2008, the maturity date of the 2006 Notes. All of the principal and accrued interest under the 2006 Notes shall be converted into common shares of the Company at the conversion rate of one share for each $6.00 that is owed under the terms of the 2006 Notes if the following conditions are met:

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

     The 2006 Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. 2007 Series A Convertible Promissory Notes:

     During March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes") for cash proceeds. In addition the Company issued 2007 Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation. The 2007 Notes are convertible into shares of the Company's common stock at $4.00 per share until maturity on July 1, 2008, at the election of the 2007 Note holder, and will accrue interest at 6% per annum. The note holders will have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the Company sells in any subsequent
offering of up to $3,000,000.    The Company has the right to require the
2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share was above the approximate market price of the Company's common shares at the commitment date of the offering.

Plan of Operations and Outlook

     As of June 30, 2007 the Company had cash and cash equivalents of $373,109. During September 2007 the Company received gross proceeds of $1,228,000 consisting of $798,000 from litigation settlements and $430,000 from the release of escrowed funds. Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2008 fiscal year. However, the Company will need to raise additional capital to execute our business plan discussed below.

     The Company currently intends to seek financing of between $5,000,000 and $50,000,000 during fiscal year 2008 in the form of equity and/or debt. The proceeds would be used to expand and accelerate the development activities of Bion's initial Integrated Projects and for general corporate purposes. If we do not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to the Company and its shareholders. There is no assurance that the Company will successfully complete any financings.

     Currently, Bion is focused on using applications of its patented waste management technology to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 40,000 or more dairy cows (or the waste stream equivalent of beef cattle or other species) while producing solids to be utilized for renewable energy production and to be marketed as feed and/or fertilizer, integrated with an ethanol plant capable of producing 20 million to 40 (or more) million gallons of ethanol per year.

     In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond
the initial waste treatment facility.    The Stage I System, if constructed,
will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. We are currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3500-6200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's DeVries research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules including renewable energy production and solids processing facilities and construction of an ethanol plant. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement. However, certain technical and financial issues related to these facilities remain unresolved and it is not currently possible to predict when, if ever, these facilities will be constructed.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2008 fiscal year. In addition, Bion intends to choose sites for additional Projects from during 2008 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2013) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8-16 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

     Bion is presently establishing its implementation management team with the intention of commencing development and construction of an initial Project during fiscal year 2008. Bion will need to continue to hire additional management and technical personnel as it moves from the technology re-development phase to the implementation phase during the 2008 calendar year.

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $171,945 in connection with the lease. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease.

     2) In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrate Project. The June 2006 agreement contemplates expansion beyond the initial waste treatment facility. The Stage I System, if constructed, will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for, full scale Integrated Projects. The estimated cost of Stage I under the June 2006 agreement, including Stage I System construction and testing operations, is $750,000, which Bion and FODF have agreed to split equally net of any grants. However, certain technical and financial issues concerning this facility remain unresolved between Bion and FODF and, therefore, permitting and construction have not yet commenced. It is not possible to predict when and if these matters will be resolved or whether this installation will ever be constructed.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

     During June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes " - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not believe this interpretation will have an impact on its consolidated operating results, cash flows or financial position upon adoption.

     During October 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management's judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

     The FASB has also issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The Company believes this standard will not have an impact on its consolidated operating results, cash flows or financial position upon adoption. In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

     The SEC has issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard did not have an impact on the Company's consolidated results of operations, cash flows or financial position.

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages F-1 through F-29 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of August 31, 2007, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name                       Age     Position
----                       ---     --------

Director and Officers:

  Mark A. Smith            57      President, General Counsel, Interim Chief
                                   Financial Officer and Director

  Jere Northrop            65      Senior Technology Director and Director

  Jon Northrop             63      Secretary and Director

  Salvatore J. Zizza       62      Chairman and Director of Bion Dairy

  George W. Bloom          52      Chief Operating Officer of Bion
                                   Technologies

  Jeremy Rowland           44      Chief Operating Officer of Bion Dairy

Significant Employees:

  James W. Morris          57      Chief Technology Officer of Bion
                                   Technologies

  Jeff Kapell              61      V.P. for Renewables of Bion Dairy

  David Mager              54      V.P. for Public Policy of Bion Dairy

  Dominic Bassani          61      Full Time Consultant to Bion and Bion
                                   Dairy

     Mark A. Smith (57) has been President, General Counsel, interim Chief Financial Officer and a director of Bion Environmental Technologies, Inc. since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Bion Dairy Corporation. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder,

Colorado  (1980) and a BS from Amherst College, Amherst, Massachusetts
(1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-
2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

     Jere Northrop (65) is the founder of Bion and developed its technology. He has served as the Company's Senior Technology Director since 1999 and has been a Board of Directors member since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to July 23, 1999. Since 2003, Dr. Northrop has served as a director of As It Is, Inc., a private company of which he is a cofounder. Prior to founding Bion, he had ten years experience in the management of operations and process control at a large municipal advanced wastewater treatment plant in Amherst, New York (1979-1989). He also has twenty-five years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a BS degree in biology from Amherst College, Amherst, Massachusetts (1964), a PhD in biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York.

     Jon Northrop (63) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

     Salvatore J. Zizza (62) recently rejoined Bion and Dairy during 2005 on a consulting basis and assumed the positions of Chairman and Director of Bion Dairy Corporation on January 1, 2006. Mr. Zizza served as a Director of Bion from December 1999 through February 2003. Mr. Zizza has agreed to join Bion's Board of Directors and serve as Bion's Chairman once Bion has commenced Exchange Act reporting with Securities and Exchange Commission and has secured adequate director and officer liability insurance coverage. From 2003 to 2005, Mr. Zizza was self employed providing consulting services as well as his board of director duties as described below. He served as Chairman of the Board, President and Treasurer from 1992 through 1997 of Hollis Eden Pharmaceuticals (HEPH) (f/k/a IAC) and has served as a Director since 1998. Mr. Zizza served as Chairman of the Board of Directors of The Lehigh Group, Inc. (f/k/a The LVI Group Inc.) ("LHG") beginning in 1991, and was President and Chief Financial Officer of The Lehigh Group, Inc. from 1985 to 1991. LHG, a New York Stock Exchange listed company, was engaged, through its subsidiary, in the distribution of electrical products, and from 1985 until 1991 was one of the largest interior construction and asbestos abatement firms in the United States. Mr. Zizza was Chief Operating and Chief Financial Officer of NICO, Inc., an interior construction firm, from 1978 until its acquisition in 1985 by LHG. Mr. Zizza is a director of The Gabelli Equity Trust, The Gabelli Asset Fund, The Gabelli Growth Fund and The Gabelli Convertible Securities Fund and other funds in the Gabelli Fund family. Mr. Zizza is presently Chairman of Hallmark Electrical Supplies Corp, a distributor of electrical products, Bethlehem Advanced Metals which designs and manufactures high-temperature furnaces for sale and for its own use in the processing of specialty carbon, graphite and ceramic materials for semiconductor and aerospace applications, and Chairman of Metropolitan Paper Recycling, the largest independent recycler in New York.

     George W. Bloom (52) has been with Bion Technologies, Inc. since December 2000 and has served as Chief Operating Officer since January 15, 2002. From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure. Mr. Bloom is a registered professional engineer with over twenty years environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities. Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

     Jeremy Rowland (44) joined Bion Dairy on September 18, 2006 as its Chief Operating Officer. Mr. Rowland has agreed to serve as Chief Operating Officer of Bion once Bion has commenced reporting with the Securities & Exchange Commission and has secured adequate director and officer liability insurance coverage. Prior to joining Bion, he worked for URS Corporation, a major national engineering/consulting firm, for 16 years where he developed and lead URS's efforts in the renewable energy marketplace. Mr. Rowland has eighteen years experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. Mr. Rowland earned his MS in Environmental Science in 1987 and his BS in Forest Ecology in 1985 from Southern Illinois University, School of Agriculture Science.

     James W. Morris (57) has served as Chief Technology Officer of Bion Technologies, Inc. since February 2002 and is co-inventor of portions of the Bion Process. Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of

James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience. Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University. He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

     Jeff Kapell (61) became a consultant to Bion and Bion Dairy in December 2003 and joined the Bion management team on a full-time basis during April 2006 as Bion Dairy's Vice-President -- Renewables. Previously, Mr. Kapell was Associate Principal at SJH & Company, a strategic management-consulting group serving the global agri-food industry. Mr. Kapell served SJH & Company from 2000 to 2005. While at SJH, he led the firm's development of a practice area in "renewables" and has become recognized throughout the industry as a sector expert at the intersection of agriculture and renewable energy. Commencing in mid-2005, Mr. Kapell provided consulting services to Bion and Bion Dairy as Principal of Kapell Consulting. Mr. Kapell has also been a cranberry grower for the past twenty-five years and has served on the Board of Ocean Spray Cranberries, Inc., as president of The Cape Cod Cranberry Growers Association, and is currently Vice-Chairman of the Board of the Cranberry Institute. Mr. Kapell is an engineer by training, having performed systems analysis for several firms prior to launching his farming and consulting ventures. Mr. Kapell is a graduate of Lehigh University.

     David Mager (54) became a consultant on a full time basis to Bion and Bion Dairy in June 2003 and serves as Bion Dairy's Vice President for Public Policy. He is a scientist, inventor and consultant whose specialty is helping companies serve a "dual bottom line" of being profitable while being environmentally and socially responsible. Prior to joining Bion, Mr. Mager was employed for over 20 years providing environmental consulting to companies such as Amoco, General Electric, General Motors, Coca Cola, IBM, Unilever, Aveda, Tommy Boy Records, Rhino Records, Eileen Fisher, Stonyfield Farm Yogurt, Kozy Shack, Gaiam and ABC Home. He has focused on helping his
clients continuously improve their environmental footprints.   Since 2001, he
has been a principal of Meadowbrook Lane Capital, LLC, an investment bank, through which he provides his services to Bion and Bion Dairy. Mr. Mager has a BS in biology from the State University of New York at Stony Brook (1975).

     Dominic Bassani (61) served as the General Manager of Bion Dairy from April 2003 through September 2006. He now serves Bion (and its subsidiaries) as a consultant (through Bright Capital, Ltd. ("Brightcap")) on a full-time basis with focus on strategic planning and special projects. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp.
(HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (ICCA), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

     In addition, the following person became a director of Bion Dairy effective October 15, 2006 and has agreed to become a director of Bion upon the Company's acquisition of director and officer liability insurance:

     Richard Berman (65) has a business career that spans over 35 years of venture capital, management and merger & acquisitions experience. Since 1982, Richard Berman has mainly been active as an investor, advisor, manager, director, and financier to over 100 public and private companies, with emphasis on biotech, internet, and other technology sectors. In the last five years, Mr. Berman has served as a director and/or officer of approximately a dozen public and private companies. He is currently CEO of Nexmed, a small public biotech company; Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering human resources services over the web, and Chairman of Fortress Technology Systems (homeland security). Mr. Berman is a director of seven public companies: Dyadic International, Inc., Broadcaster, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., National Investment Managers, and Advaxis, Inc. From 1998-2000, Mr. Berman was employed by Internet Commerce Corporation as Chairman and CEO. From 1975-1982 Mr. Berman served Banker Trust Company, New York with a final position of Senior Vice President where he was Head of Mergers & Acquisitions and Leverage Buyout Departments. Mr. Berman is active in real estate and venture capital investing. He is a past Director of the Stern School of Business of NYU where he obtained his BS
(1964) and MBA (1973). He also has US and foreign law degrees from Boston College (1969) and The Hague Academy of International Law, respectively.

Family Relationships

     There are currently no family relationships among our Directors and Executive Officers except that Jon Northrop and Jere Northrop are brothers.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires our officers and directors, and stockholders owning more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. The Company is not aware of any persons who failed to timely file reports under this section.

Involvement in Legal Proceedings

     To the best of our knowledge, during the past five years, none of the following occurred with respect to our directors or executive officers:

     (1) any bankruptcy petition filed by or against any business of which one of them was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

     (3) being subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily inquiring, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities, and

     (4) being found by a court of competent jurisdiction, the SEC or the CFTC to have violated Federal or state securities or commodities laws.

Audit Committee

     The Company has no audit committee and is not now required to have one, or an audit committee financial expert.

Code of Ethics

     To date, the Company has not adopted a code of business conduct and ethics applicable to its officers, directors or accounting officer.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid to, or accrued for, each of our current and former executive officers during each of our last three fiscal years and the compensation paid to, or accrued for, each of our significant employees and consultants for the same period.

                                               Summary Compensation Table

                                          Annual Compensation                   Long-Term Compensation
                                      --------------------------    -------------------------------------------
                                                                                Securi-
                                                                                ties
                                                                                Under-
                                                         Other      Restricted  lying              All Other
                              Fiscal                     Compen-    Stock       Options/  LTIP     Compensation
Name and Principal Position   Year    Salary(1)  Bonus   sation     Awards      SARs      Payouts  (2)(3)
---------------------------   ------  ---------  ------  -------    ----------  --------  -------  ------------
Mark A. Smith (2),            2007    150,000      -     26,892 (5)     -       390,000     -         (778,859)
 President and Interim Chief  2006    150,000    12,500  20,569 (5)     -       121,875     -          833,758
Financial Officer since       2005    150,000      -     19,908 (5)     -        25,000     -             -
 March 25, 2003, Director

Jere Northrop,                2007     60,000    19,000    -            -          -        -             -
 Senior Technology Officer,   2006     57,999    12,000    -            -       118,750     -             -
 Director                     2005     63,000      -       -            -       112,500     -             -

Jon Northrop,                 2007       -         -       -            -          -        -             -
 Secretary, Director          2006       -         -       -            -        68,750     -             -
                              2005       -         -       -            -          -        -             -

Brightcap/
 Dominic Bassani (3),         2007    300,000    20,000  56,647 (5)      -         -        -       (1,065,569)
 General Manager of Dairy     2006    300,000      -     44,719 (5)      -         -        -        1,140,535
                              2005    195,000      -     41,405 (5)      -         -        -             -


Salvatore J. Zizza, (4)       2007    300,000      -     10,002          -         -        -             -
 Chairman and Director        2006    210,000      -       -             -         -        -             -
 of Bion Dairy                2005       -         -       -             -       37,500     -             -

George W. Bloom,              2007    150,000    47,500    -             -         -        -             -
 Chief Operating Officer      2006    142,500    30,000    -             -         -        -             -
 Bion Technologies            2005    120,000      -       -             -      197,500     -             -

James W. Morris,              2007    150,000    67,500    -             -         -        -             -
 Chief Technology Officer     2006    142,500    30,000    -             -         -        -             -
 Bion Technologies            2005    120,000      -       -             -       40,000     -             -

David Mager,                  2007    150,000      -       -             -         -        -             -
 Vice President for Public    2006    150,000      -       -             -         -        -             -
 Policy Bion Dairy            2005    137,500      -       -             -      124,999     -             -

Jeremy Rowland                2007    118,750      -       -             -      795,000     -             -
  Chief Operating Officer     2006       -         -       -             -         -        -             -
  Bion Dairy                  2005       -         -       -             -         -        -             -

Jeff Kapell                   2007    120,000      -       -             -         -        -             -
  Vice President Renewables   2006     60,000      -       -             -         -        -             -
  Bion Dairy                  2005      5,000      -       -             -         -        -             -
______________________________






                                            37





(1) Includes compensation paid by Bion Technologies, Inc. and Bion Dairy, our wholly owned subsidiaries.

(2)  Mr. Smith has agreed to provide services to Bion and Dairy through
December 31, 2007 at a salary of $150,000 all of which has been deferred to date. On April 4, 2006, Mr. Smith's accrued deferred compensation was exchanged for a promissory note and conversion agreement.  Through June 30,
2007, $401,954 had been accrued on the note, including interest at the rate of 6% per annum.  The note is convertible into our common stock at the lower of current market value at the time of conversion or $2.00 per share.  We may convert the note, in whole or in part, at any date after July 1, 2007 and the
note is mandatorily converted to common stock on July 1, 2009.   The "Other
Compensation" represents the change in the fair value of Mr. Smith's deferred compensation recorded as an expense of the Company for the year ended June
30, 2007 ($765,722).  On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006.  Mr.
Smith's deferred compensation earned from April 1, 2007 through June 30, 2007 of $37,500 is non-convertible and non-interest bearing.

(3) On December 31, 2005, convertible deferred compensation payable to Brightcap for services provided to the Company by Dominic Bassani between April 2, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement upon the same terms as Mr. Smith's note. At June 30, 2007, the note balance (including accrued interest at a rate of 6% per annum) due to Brightcap was $549,704. Effective March 31, 2005, Brightcap entered into an agreement to provide Mr. Bassani's services to the Company through March 31, 2009, with annual compensation in the amount of $300,000. The
"Other Compensation" represents the change in the fair value of Brightcap's deferred compensation recorded as an expense of the Company for the year ended June 30, 2007 ($1,047,186). On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006.

(4) Mr. Zizza is working for the Company at an annual compensation rate of $300,000 per annum. On March 31, 2007 Mr. Zizza agreed to accept $379,389 of the Company's Series A Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for his deferred compensation owed by Bion on December 31, 2006. Mr. Zizza received a fee of $60,000 for his service to the Company through December 31, 2005.

(5)  Represents interest accruals on deferrals and related notes.


     The following table sets forth the options that were granted during the fiscal years ended June 30, 2007 and 2006 respectively to Executive Officers and Significant Employees and Consultants:

                   Number of
                   Securities   Percent of
                   Underlying   Total Options
                   Options      Granted to      Exercise
                   Granted      Employees in    Price       Expiration
Name               2007         Fiscal 2007     Per Share   Date
----               ----------   -------------   ---------   ----------

Mark A. Smith     100,000      100%        $4.25   3/31/2011

                   Number of
                   Securities   Percent of
                   Underlying   Total Options
                   Options      Granted to      Exercise
                   Granted      Employees in    Price       Expiration
Name               2006         Fiscal 2006     Per Share   Date
----               ----------   -------------   ---------   ----------

Mark A. Smith        12,500         13.23%        $5.50     12/31/2010
                     12,500         13.23%        $4.25     12/31/2010

Jere Northrop        12,500         13.23%        $5.50     12/31/2010
                     20,000         21.16%        $2.50     5/1/2005

Jon Northrop         12,500         13.23%        $5.50     12/31/2010


Aggregated Option Exercises and Option Value Table as of June 30, 2007

     The following table sets forth the options exercised during the fiscal year ended June 30, 2007 and the value of exercisable and unexercisable options outstanding as of June 30, 2007.




                                              Number of
                                              Securities
                                              Underlying         Value of
                                              Unexercised        Unexercised
                                              Options at         In-the-Money
                     Shares                   June 30, 2007      Options at FYE
                     Acquired      Value      Exercisable/       Exercisable/
Name                 on Exercise   Realized   Unexercisable      Unexercisable
---------------      -----------   --------   -------------      ---------------
Mark A. Smith             -           -       145,000 / 60,000   $ 32,500 / $0
Jere Northrop             -           -       122,500 / 0        $ 51,250 / $0
Jon Northrop              -           -        37,500 / 0        $ 16,250 / $0
George W. Bloom           -           -       150,000 / 50,000   $101,250 / $81,250
James W. Morris           -           -       150,000 / 50,000   $101,250 / $81,250
Salvatore J. Zizza        -           -         7,500 / 0        $      0 / $0
David Mager               -           -       143,333 / 10,000   $ 48,333 / $0
Jeremy Rowland            -           -        37,500 /113,500   $      0 / $0

Employment Agreements

     Effective March 31, 2007 Mark A. Smith, our President, agreed to serve as President, General Counsel and as a Director of the Company and its subsidiaries until December 31, 2007 for compensation at an annual rate of $150,000. The amount deferred through June 30, 2007 under this arrangement is $37,500 which sum has been accrued on a non-convertible and non-interest bearing basis. Amounts accrued prior to April 1, 2006 in the amount of $401,954 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. The note is mandatorily convertible on July 1, 2009. On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes ("Series A Notes") in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. Mr. Zizza received $60,000 for his services to the Company through December 31, 2005 which sum he used to purchase 600,000 warrants. As of January 1, 2006, the former officer and director assumed the position of Chairman and Director of Bion Dairy, with an annual salary of $300,000, all of which has been deferred to date. The amounts deferred through June 30, 2007 under this arrangement is $75,000 which sum is accrued on a non-convertible and non-interest bearing basis. On March 31, 2007 Mr. Zizza agreed to accept $379,389 of the Company's Series A Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for his deferred compensation owed by Bion on December 31, 2006.

     Dominic Bassani, former General Manager of Dairy, has agreed, through Brightcap, to serve as a consultant to Bion and Bion Dairy until March 31, 2009 for compensation of $300,000 per year. Amounts accrued prior to September 30, 2005 in the amount of $549,704 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. The note is mandatorily convertible on July 1, 2009. On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006. The amount deferred through June 30, 2007 under this arrangement is $75,000 which sum is accrued on a non-convertible and non-interest bearing basis.

     Effective May 1, 2005, Bion entered into a four-year consulting/ employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time consulting services to Bion through March 2006. In April 2006, Mr. Kapell was appointed as Bion Dairy's Vice-President - Renewables at a salary of $120,000 per year.

     Effective September 18, 2006, Bion entered into a four-year employment agreement with Jeremy Rowland. Under the terms of the agreement, Mr. Rowland was appointed as Bion Dairy's Chief Operating Officer at a salary of $150,000 per year.

Other Agreements

     In May 2005, Bion declared contingent Stock Bonuses of 690,000 shares, in aggregate, to its key employees and consultants. Stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

Director Compensation

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date.

Stock Option Plans

     In June 2006 the Company adopted its 2006 Consolidated Incentive Plan ("Plan") which terminated all prior plans and merged them into the Plan. The Plan was ratified by the Company's shareholders in October 2006. Under the Plan, Directors may grant Options, Stand Alone stock appreciation rights ("SAR's), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 3,200,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 500,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000. 1,833,333 Options have been granted under the Plan (as amended), including all options granted under prior merged plans. Additionally, 690,000 shares of contingent Stock Bonuses have been granted under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     At August 31, 2007, the Company had issued 8,777,079 shares of its common stock, of which 8,076,280 are outstanding (the balance of 693,799 shares are owned by Centerpoint, the Company's majority owned subsidiary).

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2007 by:

     * each person that is known by us to beneficially own more than 5% of our common stock;
     *  each of our directors;
     *  each of our executive officers and significant employees; and
     * all our executive officers, directors and significant employees as a group.

     Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of June 30, 2007. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 8,777,079 shares outstanding as of August 31, 2007. The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, 641 Lexington Avenue, 17th Floor, New York, New York 10022. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.



                                                      Shares of Common Stock
                                                        Beneficially Owned
                                                 ----------------------------------
                                                             Percent of
                                                                Class      Entitled
Name and Address                                  Number     Outstanding   to Vote
----------------                                 ---------   -----------   --------

Centerpoint Corporation (1)                        693,799       7.9%          -
641 Lexington Avenue, 17th Floor
New York, NY  10022

Dominic Bassani/Chris-Dan, LLC (2)                2,770,500      26.9%       28.9%
64 Village Hills Drive
Dix Hills, NY  11746

Anthony Orphanos (3)                              1,580,627      16.4%       17.7%
c/o Austin Investments Management
520 Madison Avenue, 28th Floor
New York, NY  10022

Donald Codignotto (4)                               811,409       8.5%        9.1%
4 Keenan Drive
Garden City, NY 11530






                                         42




The Danielle Christine Bassani Trust (5)            566,000       6.1%        6.5%
 Anthony Orphanos and
 Donald Codignotto, Trustees
4 Keenan Drive
Garden City, NY  11530

Mark A. Smith (6)                                 1,084,842      11.7%       12.7%

Jere Northrop (7)                                   256,248       2.9%        3.1%

Jon Northrop (8)                                    198,710       2.3%        2.4%

Salvatore Zizza (9)                                 746,628       7.9%        8.5%

Jeremy Rowland (10)                                 150,000       1.7%        1.8%

James Morris (11)                                   200,000       2.2%        2.4%

George Bloom (12)                                   202,112       2.3%        2.4%

David Mager  (13)                                   194,209       2.2%        2.4%

Jeff Kapell (14)                                    100,000       1.1%        1.2%

Richard Berman (15)                                  74,755        *         1.0%

All executive officers, directors
and significant employees as
a group ( 12 persons)                             6,008,024      47.9%       50.7%




___________________

* Less than 1%

(1) Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.

(2) Includes 51,112 shares and 600,000 shares underlying warrants held directly by Mr. Bassani; 3,981 shares and 500,000 shares underlying warrants held by Brightcap Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner; 1,055,692 shares held by Chris-Dan, LLC of which Mr. Bassani is owner; 30,432 shares and 25,000 shares underlying warrants held by Mr. Bassani's wife; 101,961 shares which represents 50% of the shares held by D2 Trust, of which he is 50% beneficial owner; and 277,607 shares that Brightcap may receive pursuant to conversion of an outstanding note of the Company calculated at August 31, 2007 at the $2.00 maximum conversion price and 116,715 shares that Bright Capital, Ltd. may receive pursuant to conversion of an outstanding note of the Company at $4.00 per share. Mr. Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation. Mr. Bassani disclaims ownership of 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust. Mr. Bassani's daughter also owns 8,000 shares, which are included herein. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3) Includes 319,464 shares and 10,000 shares underlying options held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and
260,904 shares held in an IRA.   Also includes 176,755 shares that Mr.
Orphanos may receive pursuant to conversion of an outstanding note of the Company at a $4.00 per share conversion price. Also includes 566,000 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee and 93,411 common shares and 23,820 common shares underlying conversion of promissory notes owned by certain clients of Mr. Orphanos, over which Mr. Orphanos exercises discretionary authority.

(4) Includes 11,409 shares held directly by Mr. Codignotto; 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust of which Mr. Codignotto serves as co-Trustee (see note 5); and 234,000 shares underlying warrants held by The Christopher Parlow Trust of which Mr. Codignotto serves as co-Trustee.

(5) Represents shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees.

(6) Includes 359,582 shares held directly by Mark A. Smith; 205,000 shares underlying options and 35,000 shares underlying warrants held directly by Mr. Smith; 20,334 shares held jointly with his wife; 66,145 shares held by his wife; and 156,931 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith. Also includes 202,992 shares that Mr. Smith may receive pursuant to conversion of an outstanding note of the Company calculated at August 31, 2007 at the $2.00 maximum conversion price, and 38,858 shares that Mr. Smith may receive pursuant to conversion of an outstanding note of the Company at a $4.00 per share conversion price. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(7) Includes 67,401 shares held by Jere Northrop's wife; 3,549 shares held by a family trust; 62,598 shares and 122,500 shares underlying options held by Jere Northrop; and 200 shares owned jointly by Jere Northrop and his wife. Does not include 12,608 shares owned by the Jere and Lynn Northrop Family Foundation, 7,906 shares owned by the Jere Northrop Family trust and 805 shares owned by the Harley Northrop Charitable Trust, for each of which Mr. Northrop disclaims beneficial ownership. Jere Northrop has also been granted 22,500 shares of contingent stock bonus that are not included in this calculation.

(8) Includes 108,466 shares held directly by Jon Northrop; 16,464 shares owned by Jon Northrop's wife; 4,100 shares owned jointly by Jon Northrop and his wife; options to purchase 50,000 shares held by Jon Northrop; and 19,680 shares owned by a family trust. Does not include shares owned by the adult children of Jon Northrop or 2,007 shares owned by the Harley Northrop Family Foundation.

(9) Includes 41,912 shares held by Mr. Zizza; 7,500 shares underlying options and 600,000 shares underlying warrants held by him, 97,216 shares that Mr. Zizza may receive pursuant to conversion of an outstanding note of the Company at a $4.00 per share conversion price. Mr. Zizza has also been granted 150,000 shares of contingent stock bonus that are not included in this calculation.

(10) Mr. Rowland holds warrants to purchase 150,000 shares.

(11) Mr. Morris holds options to purchase 200,000 shares. Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(12) Mr. Bloom holds 2,112 shares and options to purchase 200,000 shares. Mr. Bloom has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(13) Mr. Mager holds 40,876 shares and warrants to purchase 153,333 shares. Mr. Mager has also been granted 37,500 shares of contingent stock bonus that are not included in this calculation.

(14) Mr. Kapell holds warrants to purchase 100,000 shares. Mr. Kapell has also been granted 37,500 shares of contingent stock bonus that are not included in this calculation.

(15) Mr. Berman holds 3,928 shares and options to purchase 35,000 shares. Also includes 35,289 shares into which a $200,000 (initial principal amount) 2006 Series A Convertible Note held by Mr. Berman is (including accrued interest) were convertible as of June 30, 2006.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2007:


----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of securi-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding securi-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders        1,833,333               $3.33                 1,326,667
----------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders         -                     -                       -
----------------------------------------------------------------------------------------
     Total              1,833,333               $3.33                 1,326,667
----------------------------------------------------------------------------------------





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Other than the employment/consulting agreements, deferred compensation arrangements and conversions of debt described above in Item 1 Business and
Item 6 Executive Compensation, there are no related party transactions except that:

     1) Bion has accrued a payable of $41,647 to a company controlled by Salvatore Zizza for rental of office space in 2003.

     2) The Company executed a non-cancellable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $171,945 in connection with the lease. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy.

     3) In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion research facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. FODF is owned and controlled by Michael McCloskey and Timothy Den Dulk who have served as consultants to the Company since May 2005. Certain technical and financial issues related to these facilities remain unresolved and, therefore, there is no assurance that these facilities will ever be constructed.

ITEM 13.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION AND LOCATION
-------     ------------------------

   3.1     Articles of Incorporation.*

   3.2     Bylaws.*

  10.1 Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia.*

  10.2 Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement.*

  10.3 Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation.*

  10.4     Promissory Note and Security Agreement between Bion
           Environmental Technologies, Inc. and Bright Capital, LLC.*

  10.5     First Amendment to Lease between Bion Environmental
           Technologies, Inc. and Pan Am Equities Corp.*

  10.6     Agreement between Bion Environmental Technologies, Inc. and
           Bergen Cove.*

  10.7 Agreement between Bion Environmental Technologies, Inc. and David Mitchell dated April 7, 2003.*

  10.8     Letter Agreement with Bright Capital, Ltd.*

  10.9     Agreement with OAM, S.p.A. dated May 2003.*

  10.10    Amended Agreement with Centerpoint Corporation dated
           April 23, 2003. *

  10.11    Form of Series A Secured Convertible Notes issued in August 2003.*

  10.12    Financing Documents for Bion Dairy Corporation.*

  10.13    Form of Class SV/DB Warrant.*

  10.14    Form of Class SV/DM Warrant.*

  10.15    Form of Series A* Secured Convertible Notes issued in April 2004.*

  10.16    Form of Series B Secured Convertible Notes issued in Spring 2004.*

  10.17    Form of Series B* Secured Convertible Notes issued in June 2004.*

  10.18    Form of Series C Notes issued in September 2005.*

  10.19 Form of 2006 Series A Convertible Promissory Notes issued in September 2006.*

  10.20    Form of Non-Disclosure Agreement used by the Company.*

  10.21    Promissory Note and Conversion Agreement between Bion
           Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation.*

  10.22    Promissory Note and Conversion Agreement between Bion
           Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation.*

  10.23    Employment agreement with Mark A. Smith.*

  10.24    Employment agreement with Salvatore Zizza.*

  10.25    Employment agreement with Bright Capital, Ltd.*

  10.26    Employment agreement with Jeff Kapell.*

  10.27    Employment agreement with Jeremy Rowland.*

  10.28    Office lease at 641 Lexington Avenue, 17th Floor, New York.*

  10.29    2006 Consolidated Incentive Plan.*

  10.30 Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement.*

  10.31 Letter Agreement between Bion Dairy Corporation and Fair Oaks Dairy Farms dated June 19, 2006.**

  10.32    Waiver and Release Agreement with Ardour Capital Investments,
           LLC.**

  10.33 Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007.**

  10.34 Promissory Note and Conversion Agreement for Salvatore Zizza, dated January 1, 2007.**

  10.35 Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007.**

  10.36 Extension Agreement dated March 31, 2007 between the Company and Mark A Smith.***

  10.37 Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith.***

  10.38 Form of Note dated March 31, 2007 in the amount of $379,389.04 in favor of Salvatore Zizza.***

  10.39 Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd.***

  10.40 Stipulation and Agreement of Compromise and Release dated May 21, 2007 between Centerpoint Corporation, Bion Environmental Technologies, Richard Anderson and Joseph Foglia, as Plaintiffs, and Comtech Group, Inc., OAM S.p.A., Invested Ernst & Company and others as Defendants.****

  10.41 Stipulation and Agreement of Compromise, Settlement and Release dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and Bion Environmental Technologies, Inc. and Bion Dairy Corporation, among others, as Defendants.****

  10.42 Stipulation and Agreement of Compromise, Settlement and Release as to Certain Defendants dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and certain defendants other than Bion Environmental Technologies, Inc. and Bion Dairy Corporation.****

  10.43 Letter of Intent dated August 18, 2007 between Bion Environmental Technologies, Inc. and Evergreen Farm, Inc.*****

  31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           - Filed herewith electronically

  32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically

  21       Subsidiaries of the Registrant.*
____________

*    Filed with Form 10SB12G on November 14, 2006.
**   Filed with Form 10SB12G/A on February 1, 2007.
***  Filed with Form 8-K on April 3, 2007.
**** Filed with Form 9-K on August 13, 2007.
*****Filed with Form 8-K on August 22, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2006 and June 30, 2007 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB were $98,200 and $84,300 respectively.

AUDIT RELATED FEES

     There were no fees billed by GHP Horwath, P.C. for consultation services in each of the last two fiscal years ended June 30, 2006 and June 30, 2007.

TAX FEES

     The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and tax advice for the two fiscal years ended June 30, 2006 and June 30, 2007 were $0 and $57,200, respectively.

ALL OTHER FEES

     None.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     Under provisions of the Sarbanes-Oxley Act of 2002, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, and the Board of Directors (which serves as the Company's audit committee) must pre-approve the engagement of the Company's principal accountant to provide audit and permissible non-audit services. The Company's Board has not established any policies or procedures other than those required by applicable laws and regulations.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

                                   CONTENTS

                                                                 Page(s)


Report of independent registered public accounting firm .......   F-2

Consolidated financial statements:

     Balance sheet ............................................   F-3

     Statements of operations .................................   F-4

     Statements of changes in stockholders' deficit ...........   F-5

     Statements of cash flows .................................   F-6

     Notes to consolidated financial statements ...............   F-7 - F-29

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and cash flows for each of the years in the two-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit at June 30, 2007 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 7 to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), "Share Based Payment".

/s/ GHP Horwath, P.C.

GHP Horwath, P.C.
Denver, Colorado
October 10, 2007

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2007

                                     ASSETS

Current assets:
  Cash and cash equivalents                                   $    373,109
  Prepaid rent and expenses                                         20,110
  Deposits and other receivables                                     2,844
                                                              ------------
     Total current assets                                          396,063
                                                              ------------
Restricted cash                                                    171,945
Property and equipment, net                                         75,621
                                                              ------------
     Total assets                                             $    643,629
                                                              ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                       $    648,318
  Accrued payable - affiliate                                       41,647
  2006 Series A convertible promissory notes                       737,974
  Deferred compensation                                            187,500
                                                              ------------
     Total current liabilities                                   1,615,439

  Deferred rent                                                     65,973
  2007 Series A convertible promissory notes                       811,540
  2007 Series A convertible promissory notes - affiliates        1,001,116
  Convertible notes - affiliates                                 1,812,908
                                                              ------------
     Total liabilities                                           5,306,976
                                                              ------------
Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000 shares authorized,          -
    no shares issued and outstanding
  Common stock, no par value, 100,000,000 shares authorized,          -
    8,770,079 shares issued, 8,076,280 outstanding
  Additional paid-in capital                                    67,900,379
  Accumulated deficit                                          (72,563,726)
                                                              ------------
     Total stockholders' deficit                                (4,663,347)
                                                              ------------
     Total liabilities and stockholders' deficit              $    643,629
                                                              ============

                 See notes to consolidated financial statements.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 2007 AND 2006


                                                      2007          2006
                                                  -----------    -----------

Revenue                                           $      -       $      -

Operating expenses:
  General and administrative (including stock-
    based compensation of $(604,029) and
    $834,194 (Note 2))                                187,572      1,343,431
  Research and development (including stock-
    based compensation of $(632,438) and
    $1,892,423 (Note 2))                            1,509,521      3,809,716
                                                  -----------    -----------
     Total operating expenses                       1,697,093      5,153,147
                                                  -----------    -----------
Loss from operations                               (1,697,093)    (5,153,147)
                                                  -----------    -----------
Other (income) and expense:
  Interest expense                                    156,166        134,540
  Interest income                                     (35,320)       (21,514)
  Other, net                                             -           (92,879)
                                                  -----------    -----------
                                                      120,846         20,147
                                                  -----------    -----------
Loss before cumulative effect of change in
  accounting principle                             (1,817,939)    (5,173,294)

Cumulative effect of change in accounting
  principle (Note 7)                                 (731,386)          -
                                                  -----------    -----------
Net loss                                          $(2,549,325)   $(5,173,294)
                                                  ===========    ===========
Net loss per common share, basic and diluted:
  Before cumulative effect of change in
    accounting principle                          $     (0.23)   $     (0.70)
  Cumulative effect of change in accounting
    principle                                           (0.09)          -
                                                  -----------    -----------
Net loss                                          $     (0.32)   $     (0.70)
                                                  ===========    ===========
Weighted-average number of common shares
  outstanding, basic and diluted                    7,961,217      7,353,914
                                                  ===========    ===========


                 See notes to consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2007 AND 2006




                                      Common Stock      Accumulated                     Total
                                   ------------------     paid-in     Accumulated    stockholders'
                                     Shares    Amount     capital       deficit        deficit
                                   ---------   ------   -----------   -------------  ------------
Balances, July 1, 2005             4,256,194   $  -     $59,989,962   $ (64,754,054)  $ (4,764,092)
 Conversion of debt to equity      4,077,642      -       4,651,207            -         4,651,207
 Retirement of common stock          (83,340)     -            -            (87,053)       (87,053)
 Conversion of deferred
  compensation to common stock        30,000                 60,000                         60,000
 Sale of common stock                295,500      -       1,136,500            -         1,136,500
 Issuance of common stock
  for services                        50,000      -         100,000            -           100,000
 Sale of warrants                       -         -          32,500            -            32,500
 Issuance of warrants for services      -         -           5,000            -             5,000
 Issuance of options for services       -         -          34,918            -            34,918
 Vesting of options for services        -         -         726,787            -           726,787
 Net loss                               -         -            -         (5,173,294)    (5,173,294)
                                   ---------   ------   -----------   -------------   ------------
Balances, June 30, 2006            8,625,996      -      66,736,874     (70,014,401)    (3,277,527)

Conversion of debt to equity         164,083      -         638,067            -           638,067
 Return of shares previously
  issued for services                (20,000)     -         (40,000)                       (40,000)
 Vesting of options for services        -         -         565,438            -           565,438
 Net loss                               -         -            -         (2,549,325)    (2,549,325)
                                   ---------   ------   -----------   -------------   ------------
Balances, June 30, 2007            8,770,079   $  -     $67,900,379   $ (72,563,726)  $ (4,663,347)
                                   =========   ======   ===========   =============   ============















                 See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                       YEARS ENDED JUNE 30, 2007 AND 2006

                                                      2007          2006
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(2,549,325)   $(5,173,294)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Cumulative effect of change in accounting
      principle                                       731,386           -
    Depreciation expense                               10,475         77,971
    Accrued interest on convertible notes and debt    156,167           -
    Stock-based compensation                          565,438        866,706
    Decrease in fair value of convertible notes    (1,844,428)          -
    Increase in intrinsic value of convertible
      notes                                              -         1,974,292
    Decrease (increase) in prepaid rent and
      expenses                                         43,403         (4,509)
    Decrease (increase) in deposits and other
      receivables                                       3,263         (6,107)
    Increase (decrease) in accounts payable and
      accrued expenses                                194,126       (465,037)
    Increase in deferred rent                          65,973           -
    Increase in deferred compensation                 750,000        689,270
                                                  -----------    -----------
     Net cash used in operating activities         (1,873,522)    (2,040,708)
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash                        (171,945)          -
  Purchase of property and equipment                  (78,623)        (9,166)
                                                  -----------    -----------
     Net cash used in investing activities           (250,568)        (9,166)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of convertible debt            1,345,000      2,025,821
  Net proceeds from sale of common stock                 -         1,136,500
  Proceeds from sale of warrants                         -            32,500
                                                  -----------    -----------
     Net cash provided by financing activities      1,345,000      3,194,821
                                                  -----------    -----------
Net (decrease) increase in cash and cash
  equivalents                                        (779,090)     1,144,947
Cash and cash equivalents at beginning of year      1,152,199          7,252
                                                  -----------    -----------
Cash and cash equivalents at end of year          $   373,109    $ 1,152,199
                                                  ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest and income taxes         $      -       $      -
Non-cash investing and financing transactions:
  Conversion of debt to equity                    $   638,067    $ 4,610,832
  Return of common stock for unearned services         40,000           -
  Conversion of deferred compensation to
    convertible notes - affiliates                    787,500      2,100,266
  Conversion of deferred compensation to common
    stock                                                -            60,000

                 See notes to consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

Organization and business:

Bion Environmental Technologies, Inc. ("Bion" or the "Company") was incorporated in 1987 in the State of Colorado.

Bion's patented and proprietary technology provides solutions for environmentally sound clean-up of the waste streams of large-scale animal farming operations ("confined animal feeding operations" or "CAFO's") (dairy, cattle feedlot, hogs and poultry) and creates economic opportunities for development of integrated complexes including alternative renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production ("Projects" or "Integrated Projects"). Bion's technology also potentially allows direct integration with dairy end-users (bottling operations, cheese and ice cream plants, etc.) and the end-users of other CAFO's that can potentially increase the profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for dairy and beef applications and Integrated Projects based on its second-generation technology.

Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during fiscal year 2008. Bion is presently establishing its implementation management team with the intention of commencing development and construction of the initial Project during fiscal year 2008. In addition, Bion will seek to site additional Projects during 2008 and 2009 to create a pipeline of Projects that will insure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is expected to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of approximately 40,000 (or more) dairy cows (or beef cattle equivalent) in modules, c) while producing renewable energy to replace natural gas or other energy use within the Project CAFO modules and ethanol plant, d) solids to be marketed as feed and/or fertilizer, e) which is integrated with a 40+M gallon/year ethanol plant (though some smaller projects may be undertaken in appropriate situations). At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $1,219,000 and $4,663,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

In 2006, the Company completed a convertible note offering, raising $700,000 ("2006 Notes") (Note 5).

During March and April 2007, the Company raised $800,000 in cash proceeds from the sale of its 2007 Series A Convertible Notes ("2007 Notes") (Note 5).

As discussed in Note 13, during September 2007, the Company received gross proceeds of $1,228,000 consisting of $798,000 from litigation settlements and $430,000 from the release of escrowed funds.

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

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Technologies, Inc., BionSoil, Inc. and Bion Dairy Corporation ("Dairy") and its 57.7% owned subsidiary, Centerpoint Corporation ("Centerpoint"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment exists at June 30, 2007.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, will be realized.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings
(loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. During each of the years ended June 30, 2007 and 2006, the effect of outstanding options and warrants would have been anti-dilutive.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Fair value of financial instruments:

The fair values of cash and cash equivalents, convertible debt and accounts payable approximate their carrying amounts due to their short-term maturities. It is not practicable to estimate the fair value of the accounts payable-affiliate, and convertible notes to affiliates due to the related party nature of the underlying transactions

Stock-based compensation:

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"), using the prospective method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. These assumptions require significant management judgment.

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation awards under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which established financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encouraged entities to adopt a fair-value-based method of accounting for stock compensation plans. However, SFAS No. 123 also permitted entities to continue to measure compensation cost under Accounting Principles Board Opinion No. 25 ("APB 25") with the requirement that pro forma disclosures of net income (loss) and earnings (loss) per share be included in the notes to
the financial statements.   The Company had elected to measure compensation
cost under APB 25; accordingly, the Company used the intrinsic value method to account for its stock-based employee compensation plans prior to July 1, 2006. Had compensation cost for these plans been determined consistent with the fair value method prescribed by SFAS No. 123, the Company's pro forma net loss and loss per share would have been as follows:

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock based compensation (continued):

                                                          June 30, 2006
                                                          -------------

     Net loss:
       As reported                                         $(5,173,000)
       Less: Stock-based compensation expense
        determined under fair value method                    (464,000)
                                                           -----------
       Pro forma                                           $(5,637,000)
                                                           ===========
     Basic and diluted net loss per share:
       As reported                                              ($0.70)
                                                           ===========
       Pro forma                                                ($0.77)
                                                           ===========

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the grants in each of the following years:

    Options granted    Expected     Expected       Risk-Free      Expected
      year ended       dividend    volatility    interest rate      term
    ---------------    --------    ----------    --------------   --------
     June 30, 2004       nil          177            2.87%        4 years
     June 30, 2005       nil          196            3.90%        5 years
     June 30, 2006       nil          195            4.75%        3.5 years

Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the years ended June 30, 2007 and 2006 are as follows:

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Stock based compensation (continued):

                                                       2007          2006
                                                   -----------    ----------
General and administrative:
 Fair value remeasurement of convertible notes -
  affiliates (Note 7)                              $  (778,859)   $     -
 Intrinsic value remeasurement of convertible
  notes - affiliates (Note 7)                             -          833,758
 Amortization of expenses prepaid with stock
  options granted to non-employees (Note 9)              9,855           436
 Fair value of stock options expensed under
  SFAS 123(R) (Note 9)                                 164,975          -
                                                   -----------    ----------
     Total                                         $  (604,029)   $  834,194
                                                   ===========    ==========
Research and development:
  Fair value remeasurement of convertible
   notes - affiliates (Note 7)                     $(1,065,569)   $     -
  Intrinsic value remeasurement of convertible
   notes - affiliates (Note 7)                            -        1,140,534
  Fair value remeasurement of options with
   service conditions (Note 9)                         (16,503)      726,787
  Amortization of expenses prepaid with stock
   options granted to non-employees (Note 9)            32,668        25,102
  Fair value of stock options expensed under
   SFAS 123(R) (Note 9)                                416,966          -
                                                   -----------    ----------
     Total                                         $  (632,438)   $1,892,423
                                                   ===========    ==========
Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of credit risk:

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents. The Company's cash and cash equivalents are in demand deposit accounts placed with federally insured financial institutions and selected brokerage accounts. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses on such accounts.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Comprehensive income (loss):

SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. For the years ended June 30, 2007 and 2006, there was no difference between net loss and comprehensive loss.

Revenue recognition:

While the Company has not reported any revenues for the years ended June 30, 2007 and 2006, the Company anticipates that future revenues will be generated from product sales and technology license fees. The Company expects to recognize revenue from product sales when there is persuasive evidence that an arrangement exits, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's integrated system. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement.

Recent accounting pronouncements:

During June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company believes this interpretation will not have an impact on its consolidated operating results, cash flows or financial position upon adoption.

During October 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent accounting pronouncements (continued):

inputs that are based on management's judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

The FASB has also issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The Company believes this standard will not have an impact on its consolidated operating results, cash flows or financial position upon adoption.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its consolidated operating results or financial position upon adoption.

The SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard did not have an impact on the Company's consolidated results of operations, cash flows or financial position.

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. For the years ended June 30, 2007 and 2006, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the losses attributable to the minority interest have been charged against the Company's earnings as there is no obligation of the minority interest to make good on such losses. If Centerpoint has future earnings, the Company shall be credited to the extent of the minority interest losses previously absorbed. See Note 13.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of June 30, 2007:

     Research and development equipment     $  305,266
     Leasehold improvements                     36,594
     Furniture                                  28,932
     Computers and office equipment             26,286
                                            ----------
                                               397,078
     Less accumulated depreciation            (321,457)
                                            ----------
                                            $   75,621
                                            ==========

Depreciation expense was $10,475 and $77,971 for the years ended June 30, 2007 and 2006, respectively.

5.   CONVERTIBLE PROMISSORY NOTES:

2006 Series A Convertible Promissory Notes:

On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes, totaling $700,000 (the "2006 Notes"). The holders of the 2006 Notes earn interest on the unpaid principal balance of the 2006 Notes at 6%, payable on May 31, 2008, the maturity date of the 2006 Notes. All of the principal and accrued interest under the 2006 Notes shall be converted into common shares of the Company at the conversion rate of one share for each $6.00 that is owed under the terms of the 2006 Notes if the following conditions are met:

     A) The closing market price of the Company's shares has been at or above $7.20 per share for 10 consecutive trading days, and

     B) The earliest of the following events:

        1) An effective registration allowing public resale of the shares to be received by the 2006 Note holders upon conversion, or
        2) One year after the initial closing date of the offering, and
        3) No conversion without an effective registration statement shall take place until the Company has become a "reporting company" with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, which occurred on January 13, 2007.

The 2006 Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the 2006 Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. For the year ended June 30, 2007, the 2006 Notes accrued interest of $37,974.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

5.   CONVERTIBLE PROMISSORY NOTES:

2007 Series A Convertible Promissory Notes:

In March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes") for cash proceeds. In addition the Company issued 2007 Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note
8). The 2007 Notes are convertible into shares of the Company's common stock at the price of $4.00 per share until maturity at the election of the 2007 Note holder and will accrue interest at 6% per annum. The 2007 Note holders have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the Company raises less than
$3,000,000.    The Company has the right to require the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share is above the approximate market price of the Company's common shares at the commitment
date of the offering.   The 2007 Notes accrued interest of $26,135 for the
year ended June 30, 2007.

6.   CONVERTIBLE DEBT:

In June 2005, the Company and a vendor signed an agreement whereby $30,437 of unpaid consulting fees due to the vendor could be convertible into common stock of the Company at a conversion price of $2.50 per share at the vendor's option until May 1, 2007. If the vendor did not elect to convert the debt prior to May 1, 2007, the debt was to be repaid by the Company on that date. The market value of the Company's shares at the time of the agreement was approximately $1.25 per share, therefore no beneficial conversion feature resulted from the agreement. On April 20, 2007, at the vendor's election, the Company issued 12,175 common shares to satisfy its obligation.

7.   CONVERTIBLE NOTES - AFFILIATES:

On April 4, 2006 convertible deferred compensation due to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion features as the April 2003 deferred compensation agreement. Under the agreements, the president earned compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions could occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006


7.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed the president is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At June 30, 2007 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $765,722 and resulted in a credit to earnings of $778,859 for the year ended June 30, 2007. Fair value at June 30, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 4.87%, volatility of 69%, a remaining contractual life of 2 years and a stock price of $3.25.

On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009 and Brightcap earns compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversions could occur by mutual agreement between the Company and Brightcap. The Company may convert the deferred compensation, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the Company's obligation owed Brightcap is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006


7.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At June 30, 2007 the fair value of deferred compensation owed to Brightcap was re-measured as $1,047,186 and resulted in a credit to earnings of $1,065,569 for the year ended June 30, 2007. Fair
value at June 30, 2007 was     calculated utilizing the following
assumptions: a dividend yield of zero, a risk-free interest rate of 4.87%, volatility of 69%, a remaining contractual life of 2 years and a stock price of $3.25.

Effective September 30, 2006, Mr. Bassani no longer serves in the capacity of general manager of Dairy. However, he continues to provide services through Brightcap as per the agreement above.

Prior to March 31, 2003, the Company incurred management fees under various management agreements with the D2 LLC Deferred Compensation Trust ("Trust") for management and consulting services. These fees totaled $581,344 including interest at 6%, as of July 1, 2006. The services were provided in part by Dominic Bassani, who beneficially owns 50% of the Trust. In March 2003, the Trust agreed to accept payment on March 31, 2007, by conversion of the deferred compensation into common stock of the Company at the higher of the average price of the Company's common stock during the ten trading days ending March 27, 2007, or $4.00 per share. On March 31, 2007, this obligation of $607,630 was converted at $4.00 per share and the Company issued 151,908 common shares to satisfy its obligation.

8.   DEFERRED COMPENSATION:

As of July 1, 2006, the Company had also recorded deferred compensation liabilities of $412,500 for three officers of the Company consisting of $37,500 to Mark A. Smith, $225,000 to Brightcap, and $150,000 to Salvatore Zizza, a former officer and director of the Company, who assumed the position of Chairman and director of Dairy with an annual salary of $300,000. Through December 31, 2006, an additional $375,000 was accrued ($75,000 to Mark A. Smith, $150,000 to Brightcap and $150,000 to Salvatore Zizza). Effective January 1, 2007, the Company entered into agreements converting deferred compensation amounts owed as of December 31, 2006 into promissory notes with conversion agreements. The notes accrue interest at 6% per annum, with principal and interest due and payable on January 1, 2009, if not previously paid. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006


8.   DEFERRED COMPENSATION (CONTINUED):

the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of outstanding principal and interest. As of March 31, 2007 the accrued principal and interest owed under the promissory notes with conversion agreements, $787,500 and $11,521, respectively, in addition to deferred compensation owed for the three months ended March 31, 2007 ($37,500 to Mark A. Smith, $75,000 to Brightcap, $75,000 to Salvatore Zizza) were converted to 2007 Series A Promissory Notes (Note 5).

As of June 30, 2007, the Company owed deferred compensation totaling $187,500 ($37,500 to Mark A. Smith, $75,000 to Brightcap and $75,000 to Salvatore Zizza).

9.   STOCKHOLDERS' EQUITY:

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

On September 30, 2005, the Company completed a $1,917,500 (net proceeds $1,870,821) placement of Series C notes of Dairy, which triggered the conversion of the Dairy's Series A, B and C notes ($5,239,489 in aggregate) into 3,847,217 shares of the Company's common stock, including 693,799 shares issued to Centerpoint and 83,340 shares issued to Bion.

In conjunction with the conversion, the Company retired the 83,340 shares of common stock issued to the Company. The shares issued to Bion and Centerpoint were recorded at $87,053 and $807,045, being the carrying value of the debt that was converted.

As a result of dividends declared in July 2004, Centerpoint holds the 693,799 shares of the Company's common stock for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock. The Company issued 20,428 shares of common stock as commissions in connection with the placement of the C Notes of Dairy.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Common stock (continued):

On December 31, 2005, the president of the Company converted, with similar terms as the Dairy A, B and C notes, promissory notes of the Company, totaling $265,440 in principal and interest for 209,997 shares of common stock and converted $60,000 of deferred compensation into 30,000 shares of common stock. The conversion rate of $2.00 per share was based on the deferred compensation agreement with the president (Note 7).

In December 2005, the Company completed a private financing of 291,750 shares of common stock priced at $4.00 per share. Net proceeds to the Company were $1,136,500 and the Company also issued 3,750 shares of common stock as commissions in connection with the financing.

During the year ended June 30, 2006, the Company issued 50,000 shares of common stock to a consultant for services valued at $100,000. The number of shares issued was based upon the market price of the common shares at the time the service agreement was entered into.

In November 2006, the Company entered into a mutual release and agreement with a consultant to whom the Company had issued 50,000 shares of common stock valued at $100,000 during the year ended June 30, 2006. Under the terms of the mutual release and agreement, 20,000 shares valued at $40,000 were returned by the consultant and cancelled by the Company.

On March 31, 2007, the Company issued 151,908 share of its common stock to satisfy its deferred compensation obligation owed to the Trust of $607,629 (Note 8).

On April 20, 2007, the Company issued 12,175 shares of its common stock to satisfy a debt owed to a vendor of $30,437 (Note 6).

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Warrants:

As of June 30, 2007 the Company had the following common stock warrants outstanding:

                          Number of      Exercise
                           Shares         Price        Expiration Date
                          ---------     ----------     ---------------
     Class SVDB 1-6         800,000     $     3.00     July 31, 2013
     Class SVDM-1           387,343     $     5.00     July 31, 2008
     Class DB-1             600,000     $     1.00     January 31, 2014
     Class A 1-3            600,000     $     2.50     May 14, 2015
     Class SVMAS-1           67,500     $     3.50     May 31, 2009
     Class SVMAS-1A          40,000     $     3.50     October 11, 2009
     Class SVMAS-2           32,500     $     2.50     September 30, 2009
     Class SVMAS-3           40,000     $     2.50     September 30, 2015
     Class SVB 1-3           50,000     $     2.50     April 30, 2015
     Class SVB-4             75,000     $     2.50     April 30, 2015
     Class SVC 1-5          125,000     $     4.25     December 31, 2012
     Class SV-SEI 1-2        41,667     $     1.50     June 30, 2009
     Class C, D, E          725,000     $     2.50     April 30, 2015
     Class O                100,000     $     3.00     December 31, 2008
                          ---------
                          3,684,010
                          =========

During the year ended June 30, 2006, the president of the Company purchased 80,000 warrants in two separate transactions of 40,000 Class SVMAS-1A warrants and 40,000 SVMAS-3 warrants, each at $.25 per warrant, totaling $20,000. The president also purchased 125,000 Class SVB 1-4 warrants at $.10 per warrant for $12,500.

The Company issued 25,000 Class E warrants priced at $.20 per warrant to a consultant during the year ended June 30, 2006 for services valued at $5,000.

During the year ended June 30, 2007, 10,573 warrants with an exercise price of $6 expired. The weighted average exercise for the outstanding warrants is $2.72 and the weighted average life as of June 30, 2007 is 6 years.

Stock options:

Prior to June 2006, the Company had various incentive plans (the "Plans") that provided for incentive stock options to be granted to selected employees and directors of the Company, and selected non-employee advisors to the Company. Effective June 2006, the Company approved the 2006 Consolidated Incentive Plan (the "2006 Plan"), which consolidated previously reserved

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

incentive stock options under the Plans into the 2006 Plan. The Company has reserved 3,200,000 shares, the maximum number of shares of the common stock of the Company issuable pursuant to the 2006 Plan. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

During the year ended June 30, 2006, the Company granted options to purchase 17,000 shares of common stock at $3.00 to $6.00 per share to non-employees. The fair value of the options, using the Black-Scholes option pricing model, was $34,918, of which options totaling $32,738 vested immediately and were recognized as non-cash stock compensation expense. The remaining $2,180 of options vested over a year and was amortized on a straight line basis in the year ended June 30, 2007, respectively, as non-cash stock compensation.

The Company granted options to purchase 77,500 shares of common stock to employees and directors for the year ended June 30, 2006. The options have an exercise price of $4.25 to $5.50 per share and are fully vested.

During the year ended June 30, 2007, the Company granted options to purchase 435,000 shares of the Company's common stock and recorded compensation
expense related to stock options of $581,941.   Unvested options to purchase
12,500 shares of the Company's common stock were cancelled during the year ended June 30, 2007. The fair value of the options granted during the year ended June 30, 2007 is estimated on the grant date using the Black-Scholes option-pricing model with the weighted average following assumptions:

             Volatility                  132%
             Dividend yield                0%
             Risk-free interest rate    4.77%
             Expected life (years)      3.46

The expected volatility was based on the historical price volatility of the Company's common stock. The dividend yield represents the Company's anticipated cash dividend on common stock over the expected life of the stock options. The U.S. Treasury bill rate for the expected life of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding based upon management's estimates.

A summary of option activity under the 2006 Plan for the two years ended June 30, 2007 and 2006 is as follows:

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

                                                    Weighted
                                         Weighted-  Average
                                         Average    Remaining    Aggregate
                                         Exercise   Contractual  Intrinsic
                              Shares     Price      Life         Value
                              ---------  ---------  -----------  ---------

Outstanding at July 1, 2005   1,316,333   $ 2.82
  Granted                        94,500     4.69
  Exercised                        -         -
  Cancelled                        -         -

Outstanding at July 1, 2006   1,410,833   $ 3.15        5.5      $4,898,082
  Granted                       435,000     4.63
  Exercised                        -         -
  Cancelled                     (12,500)     5.5

Outstanding at June 30, 2007  1,833,333   $ 3.33        4.8      $  611,458
Exercisable at June 30, 2007  1,272,500   $ 3.12        3.9      $  178,750

The weighted-average grant-date fair value of options granted during the years ended June 30, 2007 and 2006 was $3.30 and $4.36, respectively.

The following table presents information relating to nonvested stock options as of June 30, 2007:

                                                    Weighted Average
                                     Shares       Grant-Date Fair Value
                                    ---------     ---------------------

     Nonvested at July 1, 2006       449,166            $  1.78
     Granted                         335,000               3.30
     Vested                         (210,833)             (1.45)
     Cancelled                       (12,500)             (4.89)
                                    --------            -------
     Nonvested at June 30, 2007      560,833            $  2.34
                                    ========            =======

The total fair value of stock options that vested during the years ended June 30, 2007 and 2006 was $368,706 and $474,510, respectively. The intrinsic value of stock options exercised during the years ended June 30, 2007 and 2006 was $0 as there were no options exercised during these periods. As of June 30, 2007 the Company had $739,307 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.5 years.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of June 30, 2007, non-employee options represented 630,833 of the 1,833,333 options outstanding under the Company's 2006 Consolidated Incentive Plan. Of the 630,833 non-employee options outstanding, 260,833 were fully vested and contained no service conditions as of June 30, 2007. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in expense of $42,523 and $25,538 for the years ended June 30, 2007 and 2006, respectively

The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of June 30, 2007, 195,000 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options based on the market price of the Company's common shares as of the reporting date. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options were determined using the Black-Scholes option-pricing model, using the following assumptions at June 30, 2007; a dividend yield of zero, a risk-free interest rate of 4.96%, volatility of 162% and an expected life of 7.83 years. Consulting cost in connection with options that are not fully vested as of June 30, 2007 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value (credits) charges of ($16,503) and $726,787 were recorded as research and development expenses during the years ended June 30, 2007 and 2006, respectively.

10.  INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the year ended June 30, 2007 is as follows:

     Expected income tax benefit at statutory rate       $ (970,000)
     Change in valuation allowance attributable to:
      Expiration of Net Operating Loss carryforwards        758,000
      Deferred compensation                                 350,000
      Stock-based compensation                             (200,000)
      Other                                                  62,000
                                                         ----------
     Income tax benefit                                  $     -
                                                         ==========

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

10.  INCOME TAXES (CONTINUED):

The Company has net operating loss carry-forwards ("NOLs") for tax purposes of approximately $36,800,000 as of June 30, 2007. These NOLs expire on various dates through 2027.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company's deferred tax assets as of June 30, 2007, are estimated as follows:

               NOLs                         $ 13,900,000
               Stock-based compensation          200,000
               Deferred compensation           1,100,000
                                            ------------
                                              15,200,000
               Valuation allowance           (15,200,000)
                                            ------------
               Net deferred tax assets      $       -
                                            ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

11.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit in the amount of $171,945, which is reflected as restricted cash as of June 30, 2007. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, chairman of Bion Dairy. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of $65,973
as of June 30, 2007.   Rent expense, net of sub-lease rental income, was
$140,863 for the year ended June 30, 2007.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

11.  OPERATING LEASE (CONTINUED):

As of June 30, 2007 the Company had prepaid rent relating to its operating leases of $15,179.

At June 30, 2007, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                             Operating lease   Sublease    Net operating
                                payments       rentals     lease payments
                             ---------------   ---------   --------------
     Fiscal year:
        2008                  $   177,829      $  56,905     $ 120,924
        2009                      184,484         59,035       125,449
        2010                      191,405         61,249       130,156
        2011                      198,602         63,553       135,049
        2012                      212,775         68,088       144,687
        Thereafter                322,975        103,352       219,623
                              -----------      ---------     ---------
        Total                 $ 1,288,070      $ 412,182     $ 875,888
                              ===========      =========     =========

12.  401(k) PLAN:

Effective December 1, 2001, the Company adopted the Bion Technologies, Inc. 401(k) Profit Sharing Plan and Trust (the "401(k) Plan"), a defined contribution retirement plan for the benefit of its employees. The 401(k) Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions. The 401(k) is open to all employees over 21 years of age and no service requirement is necessary.

13.  COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

The Company has an employment agreement with its president, Mark A. Smith, through December 31, 2007 providing $150,000 per year compensation.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani, are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000 annually for Mr. Bassani's services.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

13.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Employment and consulting agreements (continued):

Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Dairy, with an annual salary of $300,000 (Note 8).

Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time services to the Company through March 2006. In April 2006, Mr. Kapell was appointed Dairy's Vice President-Renewables at a salary of $120,000 per year.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000.

Effective June 1, 2007, the Company entered into an employment agreement, effective through August 31, 2009, with Craig Scott. Mr. Scott was appointed Vice President of Capital Markets/Investor Relations at an annual salary of $120,000.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

Joint venture agreement:

In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond
the initial waste treatment facility.    The Stage I System, if constructed,
will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects.
The Company is currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3,500-6,200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

13.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Joint venture agreement (continued):

Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's DeVries research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules, including renewable energy production, solids processing facilities, and construction of an ethanol plant. It is anticipated that the amended agreement will be executed during calendar year 2007. Preliminary engineering, design and site work at FODF has begun pursuant to the existing agreement. However, due to the inability to resolve certain technical and financial issues, it is uncertain whether any of these facilities will be constructed. FOFD is owned and controlled by Michael McCloskey and Timothy Den Dulk who have served as consultants to the Company since May 2005.

Claims contingency:

In May 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Bridge Notes") that were issued to ACB in March 2000. The complaint includes a breach of contract claim asserting that the Company owes ACB approximately $285,000 plus interest of $121,028 plus interest based on ACB's interpretation of the terms of the Bridge Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock in full satisfaction of the Bridge Notes based on the Company's interpretation of the Bridge Notes, as amended. The Company has filed an answer to the complaint denying the allegations. No activity has taken place on this lawsuit since early 2002. The Company believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition.

The Company, its president and Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation") and on August 10, 2007 a settlement was approved.
Pursuant to the settlement, the Company, its president and Dairy paid $165,000, through insurance, into a settlement fund. As part of the settlement reached in the TCMP Litigation, the Company, Centerpoint and certain shareholders of the Company ("Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of the

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2007 AND 2006

13.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Claims contingency (continued):

Company's common stock; b) a warrant to purchase 100,000 shares of the Company's common stock, and c) 140,000 shares of the common stock of Centerpoint. It is anticipated that delivery of these securities (net of 10% attorneys' fees) will take place during the second quarter of fiscal 2008 and each member of the Shareholder Class will receive the equivalent of approximately .05 of the Company's shares for each share of the Company's common shares (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to the Company all of their rights to the proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 the Company received $798,000 (net receipts were $160,000 to Centerpoint and $559,000 to Bion, after payment of attorneys' fees) from the Aprilia Escrow. As part of the settlement, one of the other defendants in the Comtech litigation paid $150,000 into a settlement fund, through insurance, from which the Company and Centerpoint received $110,000, in aggregate, on September 10, 2007.

Also on September 18, 2007, Centerpoint received $430,000 from its direct 35% ownership interest in the Aprilia Escrow.

14.  RELATED PARTY TRANSACTIONS:

The Company has an accrued payable of $41,647 to a company controlled by Salvatore Zizza for rental of office space in 2003.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BION ENVIRONMENTAL TECHNOLOGIES, INC.



Dated: October 10, 2007               By:/s/Mark A. Smith
                                         Mark A. Smith, President (Chief
                                         Executive Officer) and Interim Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE



/s/ Mark A. Smith             President, General Counsel,   October 10, 2007
Mark A. Smith                 Interim Chief Financial
                              Officer and Director



/s/ Jon Northrop              Secretary and Director        October 10, 2007
Jon Northrop


/s/ Salvatore J. Zizza        Chairman and Director of      October 10, 2007
Salvatore J. Zizza            Bion Dairy


/s/ Jere Northrop             Senior Technology Director    October 10, 2007
Jere Northrop                 and Director