Form 10QSB
period 2007-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2007-11-14
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 13, 2007 there were 8,076,280 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]




                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

           Balance sheet .............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' equity (deficit) ...    5

           Statements of cash flows ..................................    6

           Notes to consolidated financial statements ................ 7-21

Item 2.   Management's Discussion and Analysis or Plan of Operation ..   22

Item 3.   Controls and Procedures ....................................   30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   31

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   31

Item 3.   Defaults Upon Senior Securities ............................   31

Item 4.   Submission of Matters to a Vote of Security Holders ........   31

Item 5.   Other Information ..........................................   31

Item 6.   Exhibits ...................................................   31

          Signatures .................................................   32

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)

ASSETS

Current assets:
  Cash and cash equivalents                                     $  1,078,665
  Prepaid rent and expenses                                           15,928
  Deposits and other receivables                                      11,094
                                                                ------------
     Total current assets                                          1,105,687

Restricted cash                                                      171,945
Property and equipment, net                                           72,926
                                                                ------------
     Total assets                                               $  1,350,558

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                         $    650,635
  Accrued payable - affiliate                                         41,647
  2006 Series A convertible promissory notes                         749,013
  2007 Series A convertible promissory notes                         823,679
  2007 Series A convertible promissory notes - affiliates          1,016,092
  Deferred compensation                                              375,000
                                                                ------------
     Total current liabilities                                     3,656,066
                                                                ------------
  Deferred rent                                                       67,339
  Convertible notes - affiliates                                   1,366,740
                                                                ------------
    Total liabilities                                              5,090,145
                                                                ------------

Minority interest                                                     73,517
                                                                ------------
Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000 shares authorized,            -
   no shares issued and outstanding
  Common stock, no par value, 100,000,000 shares authorized,            -
   8,770,079 shares issued, 8,076,280 outstanding
  Additional paid-in capital                                      67,894,233
  Accumulated deficit                                            (71,707,337)
                                                                ------------
     Total stockholders' deficit                                  (3,813,104)
                                                                ------------
     Total liabilities and stockholders' deficit                $  1,350,558





See notes to the unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (UNAUDITED)

                                                     2007         2006
                                                 -----------   -----------
Revenue                                          $      -      $      -
                                                 -----------   -----------
Operating expenses:
  General and administrative (net of stock-
   based compensation of $(116,030) and
   $(372,614) (Note 8))                              153,856      (283,995)
  Research and development (net of stock-based
   compensation of $(350,520) and $(293,156)
   (Note 8))                                         126,968       108,384
                                                 -----------   -----------
     Total operating expenses                        280,824      (175,611)
                                                 -----------   -----------
(Loss) income from operations                       (280,824)      175,611

Other (income) and expense:
  Interest expense                                    52,390        28,098
  Interest income                                     (4,925)      (11,438)
  Minority interest                                   73,517          -
  Other, net (Note 9)                             (1,258,195)         -
                                                 -----------   -----------
                                                  (1,137,213)       16,660
                                                 -----------   -----------
Income before cumulative effect of change in
  accounting principle                               856,389       158,951
Cumulative effect of change in accounting
  principle (Note 6)                                    -         (731,386)
                                                 -----------   -----------
Net income (loss)                                $   856,389   $  (572,435)
                                                 ===========   ===========
Net income (loss) per basic common share:
Before cumulative effect of change in
  accounting principle                           $      0.11   $      0.02
Cumulative effect of change in accounting
  principle                                             -            (0.08)
                                                 -----------   -----------
Net income (loss) per share                      $      0.11   $     (0.06)
                                                 ===========   ===========
Net income (loss) per diluted common share:
Before cumulative effect of change in
  accounting principle                           $      0.10   $      0.02
Cumulative effect of change in accounting
  principle                                             -            (0.08)
                                                 -----------   -----------
Net income (loss) per share                      $      0.10   $     (0.06)
                                                 ===========   ===========
Weighted-average number of common shares
 outstanding:
  Basic                                            7,932,197     8,625,996
                                                 ===========   ===========
  Diluted                                          9,300,407     8,625,996
                                                 ===========   ===========

See notes to the unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                  (UNAUDITED)




                                                                                      Total
                                Common Stock       Additional      Accumulated     stockholders'
                           Shares      Amount   paid-in capital      deficit         deficit
                          ---------    ------   ---------------    -----------    --------------
Balances, July 1, 2007    8,770,079     $  -      $67,900,379      $(72,563,726)   $(4,663,347)
 Vesting of options
  for services                 -           -           (6,146)             -             (6,146)
 Net income                    -           -             -              856,389         856,389
                          ---------     ------    -----------      ------------     -----------

Balances, September 30,
 2007                     8,770,079     $  -      $67,894,233      $(71,707,337)    $(3,813,104)
                          =========     ======    ===========      ============     ===========







































See Notes to unaudited consolidated financial statements.

               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN CASH FLOWS
                  THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                 (UNAUDITED)

                                                     2007          2006
                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   856,389    $  (572,435)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Cumulative effect of change in accounting
     principle                                          -           731,386
    Depreciation expense                               4,020            764
    Accrued interest on convertible notes and debt    52,390         28,099
    Stock-based compensation                          (6,146)       214,966
    Decrease in fair value of convertible notes     (460,404)      (893,505)
    Minority interest                                 73,517           -
    Decrease (increase) in prepaid rent and
     expenses                                          3,332           (569)
    (Increase) decrease in deposits and other
     receivables                                      (7,400)         1,110
    Increase (decrease) in accounts payable and
     accrued expenses                                  2,317       (142,219)
    Increase in deferred rent                          1,366         31,641
    Increase in deferred compensation                187,500        187,500
                                                 -----------    -----------
     Net cash provided by (used in) operating
      activities                                     706,881       (413,262)
                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in restricted cash                           -          (171,945)
  Purchase of property and equipment                  (1,325)       (18,758)
                                                 -----------    -----------
     Net cash used in investing activities            (1,325)      (190,703)
                                                 -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of convertible debt                -           545,000
                                                 -----------    -----------
     Net cash provided by financing activities          -           545,000
                                                 -----------    -----------
Net increase (decrease) increase in cash and
 cash equivalents                                    705,556        (58,965)

Cash and cash equivalents at beginning of period     373,109      1,152,199
                                                 -----------    -----------
Cash and cash equivalents at end of period       $ 1,078,665    $ 1,093,234
                                                 ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest and income taxes        $      -       $      -







See notes to the unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

1.  ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

Organization and business:

Bion Environmental Technologies, Inc. ("Bion" or the "Company") was incorporated in 1987 in the State of Colorado.

Bion's patented and proprietary technology provides solutions for environmentally sound clean-up of the waste streams of large-scale animal farming operations ("confined animal feeding operations" or "CAFO's") (dairy, cattle feedlot, hogs, etc.) and creates economic opportunities for development of integrated complexes including alternative renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production ("Projects" or "Integrated Projects"). Bion's technology also potentially allows direct integration with dairy end-users (bottling operations, cheese and ice cream plants, etc.) and the end-users of other CAFO's that can potentially increase the profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for dairy and beef applications and Integrated Projects based on its second-generation technology.

Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during fiscal year 2008. At present it is probable, but not certain, that development of Bion's initial Project will take place in St. Lawrence County, New York. Bion is presently establishing its implementation management team (including consultants) with the intention of commencing development and construction of the initial Project during fiscal year 2008. In addition, Bion will seek to site additional Projects during 2008 and 2009 to create a pipeline of Projects that will insure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is expected to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of 40,000 (or more) beef and/or dairy cows in modules,
c) while producing renewable energy to replace natural gas or other energy use within the Project's CAFO modules and ethanol plant, d) solids to be marketed as feed and/or fertilizer, e) which is integrated with a 40+M gallon/year ethanol plant (though some smaller projects may be undertaken in appropriate situations). At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

1.  ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S   PLANS
(CONTINUED):

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively, and net income of approximately $856,000 for the three months ended September 30, 2007. At September 30, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $2,550,000 and $3,813,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

As discussed in Note 9, during September 2007, the Company received net proceeds of $1,258,000 consisting of $828,000 from litigation settlements and $430,000 from the release of escrowed funds.

The Company continues to explore sources of additional financing to satisfy its current operating requirements.

While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors and to develop Projects. There is no assurance the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Principles of consolidation (continued):

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2007 and the results of operations and cash flows of the Company for the three months ended September 30, 2007 and 2006. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2007.

Earnings (loss) per share:

Basic earning (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 2007:

                                         Income/     Average
Three months ended September 30, 2007    (loss)      shares       EPS
-------------------------------------    ---------   ---------   ------
Net income - basic                       $856,389    7,932,197   $ 0.11
Effect of dilutive securities:
  Stock options and warrants                 -         783,432
  6% convertible debt                      38,155      584,779
                                         --------    ---------   ------
Net income - diluted                     $894,544    9,300,408   $ 0.10
                                         ========    =========   ======

The following potential shares of common stock and their effect on net income were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

a) The 370,000 non-employee options with service conditions and 544,500 stock options with exercise prices ranging from $3.50 to $7.00.

b) The Convertible notes - affiliates of $1,366,740 convertible into 482,946 common shares.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent accounting pronouncements:

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2003. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

3.  MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. For the years ended June 30, 2007 and 2006, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the losses attributable to the minority interest were charged against the Company's earnings as there was no obligation of the minority interest to make good on such losses. During the three months ended September 30, 2007, Centerpoint had earnings of approximately $569,000, of which the Company utilized approximately $395,000 to offset minority interest losses previously absorbed. The remaining $174,000 was allocated between the Company and Centerpoint's minority interest holders creating a minority interest liability of $73,517 as of September 30, 2007.

4.  PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of September 30, 2007:

             Research and development equipment    $  305,266
             Leasehold improvements                    36,594
             Furniture                                 28,932
             Computers and office equipment            27,611
                                                   ----------
                                                      398,403
             Less accumulated depreciation           (325,477)
                                                   ----------
                                                   $   72,926
                                                   ==========

Depreciation expense was $4,020 and $764 for the three months ended September 30, 2007 and 2006, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

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

The 2006 Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the 2006 Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. For the three months ended September 30, 2007 and 2006, the 2006 Notes accrued interest of $11,039 and $6,168 respectively.

2007 Series A Convertible Promissory Notes:

In March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes") for cash proceeds. In addition the Company issued 2007 Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note
7). The 2007 Notes are convertible into shares of the Company's common stock at the price of $4.00 per share until maturity on July 1, 2008, or at the election of the 2007 Note holder and will accrue interest at 6% per annum. The 2007 Note holders have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the
Company raises less than $3,000,000.    The Company has the right to require
the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share is above the approximate market price of the Company's common
shares at the commitment date of the offering.   The 2007 Notes accrued
interest of $27,116 for the three months ended September 30, 2007.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

6.  CONVERTIBLE NOTES - AFFILIATES:

On April 4, 2006 convertible deferred compensation due to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion features as the April 2003 deferred compensation agreement. Under the agreements, the president earned compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions could occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed the president is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At September 30, 2007 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $577,273 and resulted in a credit to earnings of $194,462 for the three months ended September 30, 2007. Fair value at September 30, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 3.97%, volatility of 62%, a remaining contractual life of 1.75 years and a stock price of $2.20.

On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009 and Brightcap earns compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversions could occur by mutual agreement between the Company and Brightcap. The Company may convert the deferred compensation, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the Company's obligation owed Brightcap is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)


6.  CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At September 30, 2007 the fair value of deferred compensation owed to Brightcap was re-measured as $789,467 and resulted in a credit to earnings of $265,942 for the three months ended September 30, 2007. Fair value at September 30, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 3.97%, volatility of 62%, a remaining contractual life of 1.75 years and a stock price of $2.20.

Effective September 30, 2006, Mr. Bassani no longer serves in the capacity of general manager of Dairy. However, he continues to provide services through Brightcap in the area of strategic planning pursuant to the agreement above.

7.  DEFERRED COMPENSATION:

As of July 1, 2006, the Company had also recorded deferred compensation liabilities of $412,500 for three officers of the Company consisting of $37,500 to Mark A. Smith, $225,000 to Brightcap, and $150,000 to Salvatore Zizza, a former officer and director of the Company, who assumed the position of Chairman and director of Dairy with an annual salary of $300,000. Through December 31, 2006, an additional $375,000 was accrued ($75,000 to Mark A. Smith, $150,000 to Brightcap and $150,000 to Savatore Zizza). Effective January 1, 2007, the Company entered into agreements converting deferred compensation amounts owed as of December 31, 2006 into promissory notes with conversion agreements. The notes accrue interest at 6% per annum, with principal and interest due and payable on January 1, 2009, if not previously paid. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of outstanding principal and interest. As of March 31, 2007 the accrued principal and interest owed under the promissory notes with conversion agreements, $787,500 and $11,521, respectively, in addition to deferred compensation owed for the three months ended March 31, 2007 ($37,500 to Mark A. Smith, $75,000 to Brightcap, $75,000 to Salvatore Zizza) were converted to 2007 Series A Promissory Notes (Note 5).

As of September 30, 2007, the Company owed deferred compensation totaling $375,000 ($75,000 to Mark A. Smith, $150,000 to Brightcap and $150,000 to
Salvatore Zizza).

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

8.  STOCKHOLDERS' EQUITY:

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

Warrants:

As of September 30, 2007 the Company had the following common stock warrants outstanding:

                     Number of     Exercise
                      Shares       Price        Expiration Date
                     ---------     --------     ---------------
  Class SVDB 1-6      800,000      $  3.00      July 31, 2013
  Class SVDM-1        387,343      $  5.00      July 31, 2008
  Class DB-1          600,000      $  1.00      January 31, 2014
  Class A 1-3         600,000      $  2.50      May 14, 2015
  Class SVMAS-1        67,500      $  3.50      May 31, 2009
  Class SVMAS-1A       40,000      $  3.50      October 11, 2009
  Class SVMAS-2        32,500      $  2.50      September 30, 2009
  Class SVMAS-3        40,000      $  2.50      September 30, 2015
  Class SVB 1-3        50,000      $  2.50      April 30, 2015
  Class SVB-4          75,000      $  2.50      April 30, 2015
  Class SVC 1-5       125,000      $  4.25      December 31, 2012
  Class SV-SEI 1- 2    41,667      $  1.50      June 30, 2009
  Class C, D, E       725,000      $  2.50      April 30, 2015
  Class O             100,000      $  3.00      December 31, 2008
                    ---------
                    3,684,010
                    =========

The weighted average exercise for the outstanding warrants is $2.72 and the weighted average life as of September 30, 2007 is 5.8 years.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

The Company recorded compensation expense related to stock options of $144,792 and $217,887 for the three months ended September 30, 2007 and 2006, respectively. During the three months ended September 30, 2007, the Company granted no options, while 45,000 options were cancelled. During the three months ended September 30, 2006, the Company granted options to purchase 150,000 shares of the Company's common stock. The fair value of the options granted during the three months ended September 30, 2006 is estimated on the grant date using the Black-Scholes option-pricing model with the weighted average following assumptions:

              Volatility                 191%
              Dividend yield               0%
              Risk-free interest rate   4.77%
              Expected life (years)        5

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

A summary of option activity under the 2006 Plan for the three months ended September 30, 2007 is as follows:

                                                    Weighted-
                                          Weighted  Average
                                          Average   Remaining    Aggregate
                                          Exercise  Contractual  Intrinsic
                               Shares     Price     Life         Value
                               ---------  --------  -----------  ----------
Outstanding at July 1, 2007    1,833,333  $  3.33
   Granted                          -         -
   Exercised                        -         -
   Cancelled                     (45,000)    6.39
Outstanding at September 30,   ---------  -------      -----      --------
 2007                          1,788,333  $  3.25       4.6       $ 29,500
Exercisable at September 30,   =========  =======      =====      ========
 2007                          1,330,000  $  3.12       3.9       $ 29,500
                               =========  =======      =====      ========

The weighted-average grant-date fair value of options granted during the three months ended September 30, 2006 was $5.17.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

8.  STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

The following table presents information relating to nonvested stock options as of September 30, 2007:

                                               Weighted Average
                                                  Grant-Date
                                     Shares       Fair Value
                                     -------   ----------------

Nonvested at July 1, 2007            560,833       $  2.34
   Granted                              -              -
   Vested                            (77,500)        (3.59)
   Cancelled                         (25,000)        (4.89)
                                     -------       -------
Nonvested at September 30, 2007      458,333       $  1.99
                                     =======       =======

The total fair value of stock options that vested during the three months ended September 30, 2007 and 2006 was $277,901 and $193,875, respectively. The intrinsic value of stock options exercised during the three months ended September 30, 2007 and 2006 was $0 as there were no options exercised during these periods. As of September 30, 2007 the Company had $548,672 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.25 years.

The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of September 30, 2007, non-employee options represented 630,833 of the 1,788,333 options outstanding under the Company's 2006 Consolidated Incentive Plan. Of the 630,833 non-employee options outstanding, 260,833 were fully vested and contained no service conditions as of September 30, 2007. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in expense of $0 and $12,769 for the three months ended September 30, 2007 and 2006, respectively.

The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of September 30, 2007, 195,000 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options based on the market price of the Company's common shares as of the reporting date. Any subsequent change in fair value is recorded on the measurement
date.   The fair value of these options were determined using the Black-
Scholes option-pricing model, using the following assumptions at September 30, 2007; a dividend yield of zero, a risk-free interest rate of 4.96%, volatility of 162% and an expected life of 7.53 years. Consulting cost in

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)


8.  STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

connection with options that are not fully vested as of September 30, 2007 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value (credits) charges of ($150,938) and ($2,921) were recorded as research and development expenses during the three months ended September 30, 2007 and 2006, respectively.

Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the three months ended September 30, 2007 and 2006 are as follows:

                                                September 30,  September 30,
                                                    2007           2006
                                                -------------  -------------
General and administrative:
 Fair value remeasurement of convertible notes
   - affiliates (Note 6)                          $(194,462)     $(377,216)
 Amortization of expenses prepaid with stock
  options granted to non-employees (Note 8)            -             4,602
 Fair value of stock options expensed under
  SFAS 123(R) (Note 8)                               78,432           -
                                                  ---------      ---------
     Total                                        $(116,030)     $(372,614)
                                                  =========      =========
Research and development:
 Fair value remeasurement of convertible notes
  - affiliates (Note 6)                           $(265,942)     $(516,289)
 Fair value remeasurement of options with
  service conditions (Note 8)                      (150,938)        (2,921)
 Amortization of expenses prepaid with stock
  options granted to non-employees (Note 8)            -             8,167
 Fair value of stock options expensed under
  SFAS 123 (R) (Note 8)                              66,360        217,887
                                                  ---------      ---------
     Total                                        $(350,520)     $(293,156)
                                                  =========      =========

9.  LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS:

The Company, its president and Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation") and on August 10, 2007 a settlement was approved.
Pursuant to the settlement, the Company, its president and Dairy paid $165,000, through insurance, into a settlement fund. As part of the settlement reached in the TCMP Litigation, the Company, Centerpoint and certain shareholders of the Company ("Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)


9.  LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS (CONTINUED):

State of Delaware (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of the Company's common stock; b) a warrant to purchase 100,000 shares of the Company's common stock, and c) 140,000 shares of the common stock of Centerpoint. It is anticipated that delivery of these securities (net of 10% attorneys' fees) will take place during the second quarter of fiscal 2008 and each member of the Shareholder Class will receive the equivalent of approximately .05 of the Company's shares for each share of the Company's common shares (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to the Company all of their rights to the proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 the Company received gross proceeds of $798,210 (net receipts were $159,642 to Centerpoint and $558,747 to Bion, after payment of attorneys' fees of $79,821) from the Aprilia Escrow. As part of the settlement, one of the other defendants in the Comtech litigation paid $150,000 into a settlement fund, through insurance, from which the Company and Centerpoint received $110,000, in aggregate, on September 10, 2007. As there are no contingencies on the settlement, the Company recognized the net proceeds of $828,389 as other income for the three months ended September 30, 2007.

Also on September 18, 2007, Centerpoint received $429,806 from its direct 35% ownership interest in the Aprilia Escrow which is included in other income as of September 30, 2007.

10.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit in the amount of $171,945, which is reflected as restricted cash as of September 30, 2007. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, chairman of Bion Dairy. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent
liability of $67,339 as of September 30, 2007.   Rent expense, net of sub-
lease rental income was $31,181 and $32,391 for the three months ended September 30, 2007 and 2006, respectively.

As of September 30, 2007 the Company had prepaid rent relating to its operating leases of $14,863.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)


10.  OPERATING LEASE (CONTINUED):

At September 30, 2007, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                                      Operating
                                      lease        Sublease   Net operating
                                      payments     Rentals    lease payments
Fiscal year:                          ----------   --------   --------------
Nine months ended June 30:
  2008                                $  133,773   $ 42,807     $ 90,966
  2009                                   184,484     59,035      125,449
  2010                                   191,405     61,249      130,156
  2011                                   198,602     63,553      135,049
  2012                                   212,775     68,088      144,687
Thereafter                               322,975    103,352      219,623
                                      ----------   --------     --------
Total                                 $1,244,014   $398,084     $845,930
                                      ==========   ========     ========

11.  COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

The Company has an employment agreement with its president, Mark A. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008 and granted Mr. Smith 125,000 options at $2.20 per share, expiring on December 31, 2011.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Employment and consulting agreements (continued):

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       THREE MONTHS ENDED SEPTEMBER 30, 2007
                                 (UNAUDITED)

11.  COMPENSATION AND CONTINGENCIES (CONTINUED):

Claims contingency:

In May 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Bridge Notes") that were issued to ACB in March 2000. The complaint includes a breach of contract claim asserting that the Company owes ACB approximately $285,000 plus interest of $121,028 plus interest based on ACB's interpretation of the terms of the Bridge Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock in full satisfaction of the Bridge Notes based on the Company's interpretation of the Bridge Notes, as amended. The Company has filed an answer to the complaint denying the allegations. No activity has taken place on this lawsuit since early 2003. The Company believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition.

12.  RELATED PARTY TRANSACTIONS:

The Company has an accrued payable of $41,647 to a company controlled by Salvatore Zizza for rental of office space in 2003.

PART I.   FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with the Company's Form 10-KSB for the year ended June 30, 2007.

BUSINESS OVERVIEW

     The Company has been focused on completion of the development of its second-generation technology which provides solutions for environmentally sound clean-up of the waste streams of large-scale CAFO's and creates economic opportunities for integration of renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production. We believe our technology will also allow development of Projects that can also directly integrate with dairy (and other CAFO) end-users and that can potentially increase profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for applications and Integrated Projects and expects to select the site for and commence development of its initial Integrated Project during its 2008 fiscal year.

     The financial statements for the years ended June 30, 2007 and 2006 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had a working capital deficiency and a stockholders' deficit of approximately $1,219,000 and $4,663,000, respectively. The financial statements for the three months ended September 30, 2007 and 2006 have also been prepared assuming the Company will continue as a going concern. The Company has incurred net income (loss) of approximately $856,000 and ($572,000) during the three month periods ended September 30, 2007 and 2006, respectively. At September 30, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $2,550,000 and $3,813,000, respectively. The report of the independent registered public accounting firm on the Company's financial statements as of and for the year ended June 30, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty.
There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based compensation

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supercedes Accounting Principles Board Opinion No. 25 ("APB 25"), and generally requires that share-based compensation transactions be accounted and recognized in the statement of income based on their fair values. The Company adopted SFAS 123(R)using the modified prospective application under which all share based awards granted on or after the adoption date and modifications, repurchases or cancellation of prior awards made after the adoption date shall be accounted for under SFAS 123(R). The modified prospective application does not require the Company to restate prior period's financial results to reflect the adoption. Pro forma disclosure for prior period issuances of share based grants have been made in the notes to the financial statements and the Company has used the Black-Scholes option pricing model for determining fair value of stock options granted. As of September 30, 2007 the Company had $549,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.25 years.

Cumulative Effect of Change in Accounting Principle

     In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith ($1,522,000) and Brightcap ($2,081,000) as of July 1, 2006. The Company re-measures the fair value of the convertible notes at each reporting period after July 1, 2006, using a Black-Scholes model approach, and records any adjustments as non-cash compensation expense in the re-measurement period. At September 30, 2007, the fair value of deferred compensation owed Mark Smith and Brightcap was re-measured at $577,000 and $789,000, respectively, and resulted in a credit to earnings of $194,000 and $266,000, respectively, for the three months ended September 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2003. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

     The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO YEAR ENDED SEPTEMBER 30,
2006

General and Administrative

     Total general and administrative expenses increased $438,000 from a credit of ($284,000) to expense of $154,000 for the three months ended September 30, 2006 and 2007, respectively.

     General and administrative expenses, excluding stock-based compensation credits of $(116,000) and $(372,000) for the three months ended September 30, 2007 and 2006, respectively, were $270,000 versus $88,000 for the three months ended September 30, 2007 and 2006, respectively. The increase of approximately $182,000 was due primarily to higher salary and related payroll taxes, legal and consulting fees for the three months ended September 30, 2007 over the same period in 2006. The Company had higher salary and payroll tax costs of approximately $39,000 for the three months ended September 30, 2007 due to the addition of an investor relations manager in June 2007 and additional salary costs being allocated to general and administrative. Legal fees were $76,000 higher during the three months ended September 30, 2007 due to the fact that during the three months ended September 30, 2006, the Company received an insurance reimbursement for legal fees relating to the Centerpoint litigation that resulted in a credit to legal fees. The Company incurred higher consulting fees during the three months ended September 30, 2007 of $22,000 as the Company has engaged an investment banking services company.

     General and administrative stock-based compensation for the three months ended September 30, 2007 and 2006 respectively consist of the following:

                                          Three months      Three months
                                             ended             ended
                                          September 30,     September 30,
                                              2007              2006
                                          -------------     -------------

Fair value remeasurement of convertible
 notes - affiliates                         $(194,000)        $(377,000)
Amortization of expenses prepaid with
 stock options granted to non-employees          -                5,000
Fair value of stock options expensed
 under SFAS 123(R)                             78,000              -
                                            ---------         ---------
     Total                                  $(116,000)        $(372,000)
                                            =========         =========

     Stock-based compensation expenses increased to ($116,000) for the three months ended September 30, 2007 from $(372,000) for the three months ended September 30, 2006. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is due to: a) the Company's adoption of SFAS 123(R) which measures the fair value of the convertible feature of the liability and b) the decrease in the price of the Company's stock from $3.25 to $2.20 per share for the three months ended September 30, 2007 versus the decrease from the $6.40 per share to $5.25 per share for the three months ended September 30, 2006. For the three months ended September 30, 2007 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $78,000, while there was no similar expense during the same period in 2006.

Research and development

     Total research and development expenses have increased $19,000 from $108,000 to $127,000 for the three months ended September 30, 2006 and 2007, respectively.

     Research and development expenses, excluding stock-based compensation credits of $351,000 and $293,000 for the three months ended September 30, 2007 and 2006, respectively, increased $77,000 from $401,000 to $478,000 for the three months ended September 30, 2006 and 2007, respectively. Salary and related payroll tax and benefits costs increased approximately $29,000 for the three months ended September 30, 2007 due to the addition of a chief operating officer in September 2006 and increased health insurance costs.

     Research and development stock-based compensation for the three months ended September 30, 2007 and 2006 consist of the following:

                                          Three months      Three months
                                             ended             ended
                                          September 30,     September 30,
                                              2007              2006
                                          -------------     -------------
Fair value remeasurement of convertible
 notes - affiliates                         $(266,000)        $(516,000)
Fair value remeasurement of options with
 service conditions                          (151,000)           (3,000)
Amortization of expenses prepaid with
 stock options granted to non-employees          -                8,000
Fair value of stock options expensed
 under SFAS 123 (R)                            66,000           218,000
                                            ---------         ---------
     Total                                  $(351,000)        $(293,000)
                                            =========         =========

     Stock-based compensation credit increased from $293,000 for the three months ended September 30, 2006 to $351,000 for the same period in 2007. The change is attributable to Brightcap's convertible deferred compensation, and compensation costs relating to the Company's options with service conditions and graded vesting and expensing of stock options for research and development employees. Stock-based compensation fair value adjusted credit of $266,000 and $516,000 for the three months ended September 30, 2007 and 2006, respectively, was recorded to re-measure the fair value of Brightcap's convertible deferred compensation at September 30, 2007 and 2006, respectively, due, in part, to the decrease in the price of the Company's stock from $3.25 to $2.20 per share for the three months ended September 30, 2007, compared to the decrease from the $6.40 per share to $5.25 per share for the three months ended September 30, 2006. Stock-based compensation fair value adjusted credit of $151,000 and $3,000 was recorded for the three months ended September 30, 2007 and 2006, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is due to the decrease in the stock price from $3.25 per share at June 30, 2007 to $2.20 per share at September 30, 2007. The Company recorded stock-based compensation expense of $66,000 and $218,000 under the provisions of SFAS 123(R)for the three months ended September 30, 2007 and 2006, respectively for options vested to research and development employees. The expense was higher for the three months ended September 30, 2006 due to options being issued to the chief operating officer at the time of his hire date, some of which vested immediately. There were no new grants of options during the three months ended September 30, 2007.

Income (loss) from Operations

     As a result of the factors described above, the income (loss) from operations was $(281,000) and $176,000 for the three months ended September 30, 2007 and 2006, respectively.

Other income (expense)

     Other income (expense) was $1,258,000 and $(17,000) for the three months ended September 30, 2007 and 2006, respectively. Interest expense increased $24,000 from $28,000 for the three months ended September 30, 2006 to $52,000 for the three months ended September 30, 2007. Interest expense increased due to the higher debt balances due to the 2006 and 2007 Series A Notes and higher convertible deferred compensation balances from the prior year. The Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements and $430,000 from release of previously escrowed funds owed to Centerpoint during the three months ended September 30, 2007. The receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's 57.7% held subsidiary, Centerpoint, which resulted in the recording of the $74,000 minority interest expense of Centerpoint for the three months ended September 30, 2007.

Cumulative Effect of Change in Accounting Principle

     During the three months ended September 30, 2006, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supersedes APB 25, using the modified prospective application. In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith and Brightcap as of July 1, 2006. The cumulative effect of change in accounting principle resulted in a net loss per common share of $0.08 for the three months ended September 30, 2006.

Net Income (Loss)

     As a result of the factors described above, the net income (loss) was $856,000 and $(572,000) for the three months ended September 30, 2007 and 2006, respectively, representing a $0.17 increase in the net income (loss) per basic common share from $(0.06) for the three months ended September 30, 2006 to $0.11 for the same period in 2007. Diluted income (loss) per share was $0.10 and $(0.06) for the three months ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2007, the Company had cash and cash equivalents equal to $1,079,000. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the three months ended September 30, 2007 the Company used $1,000 of cash for investing activities to purchase property and equipment. The Company had no other investing activities for the three months ended September 30, 2007.

Financing Activities

     The Company had no financing activities during the three months ended September 30, 2007.

     As of September 30, 2007 the Company has significant debt obligations consisting primarily of mandatorily convertible notes - affiliates of $1,367,000, 2006 Series A convertible promissory notes - current of $749,000, 2007 Series A convertible promissory notes - affiliates of 1,016,000, 2007 Series A convertible promissory notes of $824,000 and deferred compensation of $375,000. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

Plan of Operations and Outlook

     As of September 30, 2007 the Company had cash and cash equivalents of $1,078,665. Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2008 fiscal year. However, the Company will need to raise additional capital to execute our business plan discussed below.

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

     Currently, Bion is focused on using applications of its patented waste management technology to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production and to be marketed as feed and/or fertilizer, integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year.

     In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond the initial waste treatment facility. The Stage I System, if constructed, will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. We are currently in negotiations toward an amended agreement with FODF pursuant to which: a) the Company will construct a commercial scale Bion System designed to handle the waste stream from approximately 3500-6200 milking cows ("Initial System") at existing FODF facilities in Indiana which will incorporate and expand the scope of the Stage I System; and b) when the Initial System has completed start-up phase and demonstrated environmental results consistent with the published results achieved at Bion's DeVries research facility, the Initial System will become the basis of expansion into an Integrated Project at FODF through development stages including dairy expansion, construction of additional Bion System modules including renewable energy production and solids processing facilities and construction of an ethanol plant. Preliminary engineering, design and site work at FODF began pursuant to the existing agreement. However, certain technical and financial issues related to these facilities remain unresolved and it is not currently possible to predict when, if ever, these facilities will be constructed.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2008 fiscal year. At present it is probable, but not certain, that the initial Integrated Project will be located in St. Lawrence County, New York. In addition, Bion intends to choose sites for additional Projects from during 2008 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2013) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8-16 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

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

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

    31.1 Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    32.1 Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

    99.1 Extension Agreement between the Company and Mark A. Smith dated November 7, 2007.

    99.2 Non-Qualified Stock Option Agreement dated November 7, 2007 between the Company and Mark A. Smith.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   November 14, 2007          By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)