Form 10QSB
period 2007-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-02-06
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 2007

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X ] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On February 5, 2008, there were 9,044,829 Common Shares issued and 8,351,030 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]




                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

           Balance sheet .............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' deficit ............    5

           Statements of cash flows ..................................    6

           Notes to consolidated financial statements ................ 7-22

Item 2.   Management's Discussion and Analysis or Plan of Operation ..   23

Item 3.   Controls and Procedures ....................................   33

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   33

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   33

Item 3.   Defaults Upon Senior Securities ............................   33

Item 4.   Submission of Matters to a Vote of Security Holders ........   34

Item 5.   Other Information ..........................................   34

Item 6.   Exhibits ...................................................   34

          Signatures .................................................   34

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                              DECEMBER 31, 2007
                                 (UNAUDITED)

                                    ASSETS

Current assets:
  Cash and cash equivalents                                    $    723,444
  Prepaid rent and expenses                                           2,923
  Deposits and other receivables                                      9,929
                                                               ------------
     Total current assets                                           736,296

Restricted cash                                                     171,945
Property and equipment, net                                          65,375
                                                               ------------
     Total assets                                              $    973,616
                                                               ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                        $    619,225
  Accrued payable - affiliate                                        41,647
  2006 Series A convertible promissory notes                        760,218
  2007 Series A convertible promissory notes                        836,001
  2007 Series A convertible promissory notes - affiliates         1,031,292
  Deferred compensation                                             554,280
                                                               ------------
     Total current liabilities                                    3,842,663

  Deferred rent                                                      69,101
  Convertible notes - affiliates                                    702,179
                                                               ------------
     Total liabilities                                            4,613,943
                                                               ------------
Minority interest                                                   126,865
                                                               ------------
Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000 shares authorized,
   no shares issued and outstanding                                    -
  Common stock, no par value, 100,000,000 shares authorized,
   9,044,829 shares issued, 8,351,030 outstanding                      -
  Additional paid-in capital                                     68,733,709
  Accumulated deficit                                           (72,500,901)
                                                               ------------
     Total stockholders' deficit                                (3,767,192)
                                                               ------------
     Total liabilities and stockholders' deficit               $    973,616
                                                               ============




See notes to the unaudited consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

           THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                (UNAUDITED)



                                              Three Months Ended            Six Months Ended
                                                December 31,                   December 31,
                                            2007           2006           2007           2006
                                         ----------     -----------    -----------    -----------
Revenue                                  $     -        $      -       $      -       $      -
                                         ----------     -----------    -----------    -----------
Operating expenses:
 General and administrative (including
  stock-based compensation (Note 8))        154,731         284,031        308,587             36
 Research and development (including
  stock-based compensation (Note 8))        544,700         922,333        671,668      1,030,717
                                         ----------     -----------    -----------    -----------
     Total operating expenses               699,431       1,206,364        980,255      1,030,753
                                         ----------     -----------    -----------    -----------
Loss from operations                       (699,431)     (1,206,364)      (980,255)    (1,030,753)
                                         ----------     -----------    -----------    -----------
Other (income) and expense:
 Interest expense                            51,229          33,008        103,619         61,106
 Interest income                            (10,444)        (11,863)       (15,369)       (23,301)
 Minority interest                           53,348            -           126,865           -
 Other, net (Note 9)                           -               -        (1,258,195)          -
                                         ----------     -----------    -----------    -----------
                                             94,133          21,145     (1,043,080)        37,805
                                         ----------     -----------    -----------    -----------
(Loss) income before cumulative effect
 of change in accounting principle         (793,564)     (1,227,509)       62,825      (1,068,558)
Cumulative effect of change in
 accounting principle (Note 6)                 -               -             -           (731,386)
                                         ----------     -----------    -----------    -----------
Net (loss) income                        $ (793,564)    $(1,227,509)   $    62,825    $(1,799,944)
                                         ==========     ===========    ===========    ===========
Net (loss) income per basic and
 diluted common share:
  Before cumulative effect of change
   in accounting principle               $    (0.10)    $     (0.14)   $      0.01    $     (0.12)
  Cumulative effect of change in
   accounting principle                         -               -              -            (0.08)
                                         ----------     -----------    -----------    -----------
Net (loss) income per share              $    (0.10)    $     (0.14)   $      0.01    $     (0.20)
                                         ==========     ===========    ===========    ===========
Weighted-average number of common
 shares outstanding, basic and diluted    8,021,789       8,619,039      7,976,993      8,622,518
                                         ==========     ===========    ===========    ===========


See notes to the unaudited consolidated financial statements.


                   BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                             SIX MONTHS ENDED DECEMBER 31, 2007
                                       (UNAUDITED)





                                                     Additional                        Total
                                  Common Stock        paid-in       Accumulated     stockholders'
                               Shares      Amount     capital         deficit          deficit
                              ---------    ------    -----------    ------------    ------------

Balances, July 1, 2007        8,770,079    $   -     $67,900,379    $(72,563,726)   $(4,663,347)

 Vesting of options for
  services                         -           -         294,821            -           294,821
 Conversion of debt to
  equity                        274,750                  538,509                        538,509
 Net income                        -           -            -             62,825         62,825
                              ---------    -------   -----------    ------------    -----------
Balances, December 31, 2007   9,044,829    $   -     $68,733,709    $(72,500,901)   $(3,767,192)
                              =========    =======   ===========    ============    ===========





See notes to the unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                  (UNAUDITED)

                                                      2007          2006
                                                   ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $  62,825    $(1,799,944)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Cumulative effect of change in accounting
    principle                                           -           731,386
   Depreciation expense                                8,066          2,655
   Accrued interest on convertible notes and debt    103,619         16,727
   Stock-based compensation                          294,821        512,201
   Decrease in fair value of convertible notes      (598,960)      (778,593)
   Minority interest                                 126,865           -
   Decrease in  prepaid rent and expenses             17,187         46,528
   Increase in deposits and other receivables         (7,085)       (37,642)
   Decrease in accounts payable and accrued
    expenses                                         (29,091)        (9,704)
   Increase in deferred rent                           3,128         78,221
   Increase in deferred compensation                 366,780        419,378
                                                   ---------    -----------
    Net cash provided by (used in) operating
     activities                                      348,155       (818,787)
                                                   ---------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in restricted cash                            -          (171,945)
 Proceeds from refund of property and equipment        5,258           -
 Purchase of property and equipment                   (3,078)       (76,150)
                                                   ---------    -----------
    Net cash provided by (used in) investing
     activities                                        2,180       (248,095)
                                                   ---------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of convertible debt                 -           545,000
                                                   ---------    -----------
    Net cash provided by financing activities           -           545,000
                                                   ---------    -----------
Net increase (decrease) in cash and cash
 equivalents                                         350,335       (521,882)

Cash and cash equivalents at beginning of period     373,109      1,152,199
                                                   ---------    -----------
Cash and cash equivalents at end of period         $ 723,444    $   630,317
                                                   =========    ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes           $    -       $      -
                                                   =========    ===========
Non-cash investing and financing transactions:
 Conversion of debt to equity                      $ 538,509    $      -
                                                   =========    ===========

See notes to the unaudited consolidated financial statements.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

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

Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during fiscal year 2008. At present it is probable, but not certain, that development of Bion's initial Project will take place in St. Lawrence County, New York. Bion is presently establishing its implementation management team (including consultants) with the intention of commencing permitting, development and construction of the initial Project during calendar year 2008. In addition, Bion will seek to site additional Projects during 2008 and 2009 to create a pipeline of Projects that will insure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is expected to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of 40,000 (or more) beef and/or dairy cows in modules, c) while producing renewable energy to replace natural gas or other energy use within the Project's CAFO modules and ethanol plant, d) solids to be marketed as feed and/or fertilizer, e) which is integrated with a 40+M gallon/year ethanol plant (though some smaller projects may be undertaken in appropriate situations). At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively, and net (loss) income of approximately $(794,000) and

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans (continued):

$63,000 for the three and six months ended December 31, 2007, respectively. At December 31, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $3,106,000 and $3,767,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

As discussed in Note 9, during September 2007, the Company received net proceeds of $1,258,000 consisting of $828,000 from litigation settlements and $430,000 from the release of escrowed funds.

The Company continues to explore sources of additional financing to satisfy its current operating requirements.

While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $50,000,000 (debt and equity) during the next twelve months. There is no assurance the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

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

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Principles of consolidation (continued):

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2007 and the results of operations and cash flows of the Company for the three and six months ended December 31, 2007 and 2006. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2007.

Basic earning (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. For the six months ended December 31, 2007 the calculation of diluted earnings per share was not materially different from basic earnings per share.

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

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. For the years ended June 30, 2007 and 2006, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the losses attributable to the minority interest were charged against the Company's earnings as there was no obligation of the minority interest to make good on such losses. During the six months ended December 31, 2007, Centerpoint had earnings of approximately $695,000, of which the Company utilized approximately $395,000 to offset minority interest losses previously absorbed. The remaining $300,000 was allocated between the Company and Centerpoint's minority interest holders creating a minority interest of $126,865 as of December 31, 2007.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31, 2007:

     Research and development equipment     $  305,266
     Leasehold improvements                     31,336
     Furniture                                  28,932
     Computers and office equipment             29,364
                                            ----------
                                               394,898

     Less accumulated depreciation            (329,523)
                                            ----------
                                            $   65,375
                                            ==========

Depreciation expense was $4,046 and $1,891 for the three months ended December 31, 2007 and 2006, respectively, and $8,066 and $2,655 for the six months ended December 31, 2007 and 2006, respectively.

5.   CONVERTIBLE PROMISSORY NOTES:

2006 Series A Convertible Promissory Notes:

On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes, totaling $700,000 (the "2006 Notes"). The holders of the 2006 Notes earn interest on the unpaid principal balance of the 2006 Notes at 6%, payable on May 31, 2008, the maturity date of the 2006 Notes. All of the principal and accrued interest under the 2006 Notes shall be converted into common shares of the Company at the conversion rate of one share for each $6.00 that is owed under the terms of the 2006 Notes if the following conditions are met:

     A) The closing market price of the Company's shares has been at or above $7.20 per share for 10 consecutive trading days, and

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

5.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

2006 Series A Convertible Promissory Notes (continued):

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

The 2006 Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the 2006 Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. For the three months ended December 31, 2007 and 2006, the 2006 Notes accrued interest of $11,205 and $10,559 respectively, and $22,244 and $16,727 the six months ended December 31, 2007 and 2006, respectively.

2007 Series A Convertible Promissory Notes:

In March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes") for cash proceeds. In addition the Company issued 2007 Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note
7). The 2007 Notes are convertible into shares of the Company's common stock at the price of $4.00 per share until maturity on July 1, 2008, or at the election of the 2007 Note holder and will accrue interest at 6% per annum. The 2007 Note holders have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the
Company raises less than $3,000,000.    The Company has the right to require
the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share is above the approximate market price of the Company's common
shares at the commitment date of the offering.   The 2007 Notes accrued
interest of $27,520 and $54,636 for the three and six months ended December 31, 2007, respectively.

6.   CONVERTIBLE NOTES - AFFILIATES:

On April 4, 2006 convertible deferred compensation due to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion features as the April 2003 deferred compensation agreement. Under the

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

6.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

agreements, the president earned compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions could occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed the president is mandatorily converted to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mark A. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. On December 2, 2007, under the terms of the agreement, the deferred compensation plus interest owed Mark A. Smith of $412,125 was converted into 274,750 common shares of the Company. At December 2, 2007 the fair value of deferred compensation owed to Mark A. Smith was re-measured as $538,509 and resulted in a credit to earnings of $42,921 and $237,383 for the three and six months ended December 31, 2007, respectively. Fair value at December 2, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 3.03%, volatility of 59%, a remaining contractual life of 1.58 years and a stock price of $1.50.

On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009 and Brightcap earns compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversions could occur by mutual agreement between the Company and Brightcap. The Company may convert the deferred compensation, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the Company's obligation owed Brightcap is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

6.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. At December 31, 2007 the fair value of deferred compensation owed to Brightcap was re-measured as $702,179 and resulted in a credit to earnings of $95,634 and $361,577 for the three and six months ended December 31, 2007. Fair value at December 31, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 3.2%, volatility of 58%, a remaining contractual life of 1.5 years and a stock price of $2.34.

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

As of December 31, 2007, the Company owed deferred compensation totaling $554,280 ($104,280 to Mark A. Smith, $225,000 to Brightcap and $225,000 to
Salvatore Zizza).

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

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

In December 2007, under the terms of a promissory note with a conversion agreement, Mr. Smith converted deferred compensation plus interest of $412,125 into 274,750 common shares of the Company's common stock (Note 6).

Warrants:

As of December 31, 2007 the Company had the following common stock warrants outstanding:

                     Number of       Exercise
                      Shares          Price       Expiration Date
                     ----------     ----------    ---------------
Class SVDB 1-6         800,000      $     3.00    July 31, 2013
Class SVDM-1           387,343      $     5.00    July 31, 2008
Class DB-1             600,000      $     1.00    January 31, 2014
Class A 1-3            600,000      $     2.50    May 14, 2015
Class SVMAS-1           67,500      $     3.50    May 31, 2009
Class SVMAS-1A          40,000      $     3.50    October 11, 2009
Class SVMAS-2           32,500      $     2.50    September 30, 2009
Class SVMAS-3           40,000      $     2.50    September 30, 2015
Class SVB 1-3           50,000      $     2.50    April 30, 2015
Class SVB-4             75,000      $     2.50    April 30, 2015
Class SVC 1-5          125,000      $     4.25    December 31, 2012
Class SV-SEI 1-2        41,667      $     1.50    June 30, 2009
Class C, D, E          725,000      $     2.50    April 30, 2015
Class O                100,000      $     3.00    December 31, 2008
                     ---------
                     3,684,010
                     =========

The weighted average exercise for the outstanding warrants is $2.72 and the weighted average life as of December 31, 2007 is 5.5 years.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

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

The Company recorded compensation expense related to stock options of $220,174 and $82,368 for the three months ended December 31, 2007 and 2006, respectively and $364,966 and $300,255 for the six months ended December 31, 2007 and 2006, respectively. During the six months ended December 31, 2007, the Company granted 145,000 options, while 45,000 options were cancelled. During the six months ended December 31, 2006, the Company granted options to purchase 235,000 shares of the Company's common stock. The fair value of the options granted during the six months ended December 31, 2007 is estimated on the grant date using the Black-Scholes option-pricing model with the weighted average following assumptions:

          Volatility                    70%
          Dividend yield                 0%
          Risk-free interest rate     3.53%
          Expected life (years)          2

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

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

A summary of option activity under the 2006 Plan for the six months ended December 31, 2007 is as follows:

                                                    Weighted-
                                         Weighted-  Average
                                         Average    Remaining     Aggregate
                                         Exercise   Contractual   Intrinsic
                               Shares    Price      Life          Value
                             ---------   --------   -----------   ----------
Outstanding at July 1, 2007  1,833,333   $  3.33
 Granted                       145,000      2.21
 Exercised                        -          -
 Cancelled                     (45,000)     6.39
                             ---------   -------       -----      ---------
Outstanding at December 31,
 2007                        1,933,333   $  3.17         4.3      $  69,450
                             =========   =======       =====      =========
Exercisable at December 31,
 2007                        1,391,667   $  3.18         3.6      $  51,150
                             =========   =======       =====      =========

The weighted-average grant-date fair value of options granted during the six months ended December 31, 2007 and 2006 was $0.70 and $5.07, respectively.

The following table presents information relating to nonvested stock options as of December 31, 2007:

                                                     Weighted Average
                                                     Grant-Date Fair
                                        Shares             Value
                                      -----------    -----------------
     Nonvested at July 1, 2007          560,833           $ 2.34
     Granted                            145,000              .72
     Vested                            (139,167)           (2.67)
     Cancelled                          (25,000)           (4.89)
                                       --------           ------
     Nonvested at December 31, 2007     541,666           $ 1.71
                                       ========           ======

The total fair value of stock options that vested during the six months ended December 31, 2007 and 2006 was $342,800 and $193,875, respectively. The intrinsic value of stock options exercised during the six months ended December 31, 2007 and 2006 was $0 as there were no options exercised during these periods. As of December 31, 2007 the Company had $429,647 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.25 years.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of December 31, 2007, non-employee options represented 630,833 of the 1,933,333 options outstanding under the Company's 2006 Consolidated Incentive Plan. Of the 630,833 non-employee options outstanding, 260,833 were fully vested and contained no service conditions as of December 31, 2007. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in expense of $0 and $12,767 for the three months ended December 31, 2007 and 2006, respectively and $0 and $25,536 for the six months ended December 31, 2007 and 2006, respectively.

The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of December 31, 2007, 195,000 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options based on the market price of the Company's common shares as of the reporting date. Any subsequent change in fair value is recorded on the measurement
date.   The fair value of these options were determined using the Black-
Scholes option-pricing model, using the following assumptions at December 31, 2007; a dividend yield of zero, a risk-free interest rate of 3.7%, volatility of 159% and an expected life of 7.33 years. Consulting cost in connection with options that are not fully vested as of December 31, 2007 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value charges (credits) of $80,792 and $214,866 were recorded as research and development expenses during the three months ended December 31, 2007 and 2006, respectively and $(70,146) and $211,945 for the six months ended December 31, 2007 and 2006, respectively.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

8.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the three and six months ended December 31, 2007 and 2006 are as follows:

                                    Three        Three        Six          Six
                                    months       months      months       months
                                    ended        ended       ended        ended
                                   December     December    December     December
                                   31, 2007     31, 2006    31, 2007     31, 2006
                                   ---------    --------    ---------    ---------
General and administrative:
 Fair value remeasurement of
  convertible notes - affiliates
  (Note 6)                         $ (42,921)   $ 48,535   $(237,383)   $(328,681)
 Amortization of expenses
  prepaid with stock options
  granted to non-employees
  (Note 8)                              -          4,601        -           9,203
 Fair value of stock options
  expensed under SFAS 123(R)
  (Note 8)                           150,013      16,009     228,445       16,009
                                   ---------    --------   ---------    ---------
     Total                         $ 107,092    $ 69,145   $  (8,938)   $(303,469)
                                   =========    ========   =========    =========
Research and development:
 Fair value remeasurement of
  convertible notes - affiliates
  (Note 6)                         $ (95,634)   $ 66,376   $(361,577)   $(449,913)
 Fair value remeasurement of
  options with service conditions
  (Note 8)                            80,792     214,866     (70,146)     211,945
 Amortization of expenses prepaid
  with stock options granted to
  non-employees (Note 8)                -          8,166                   16,333
 Fair value of stock options
  expensed under SFAS 123(R)
  (Note 8)                            70,161      66,359     136,521      284,246
                                   ---------    --------   ---------    ---------
     Total                         $  55,319    $355,767   $(295,202)   $  62,611
                                   =========    ========   =========    =========



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

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

9.   LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS (CONTINUED):

settlement reached in the TCMP Litigation, the Company, Centerpoint and certain shareholders of the Company ("Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of the Company's common stock; b) a warrant to purchase 100,000 shares of the Company's common stock, and c) 140,000 shares of the common stock of Centerpoint. It is anticipated that delivery of these securities (net of 10% attorneys' fees) will take place during the second half of fiscal 2008 and each member of the Shareholder Class will receive the equivalent of approximately .05 of the Company's shares for each share of the Company's common shares (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to the Company all of their rights to the proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 the Company received gross proceeds of $798,210 (net receipts were $159,642 to Centerpoint and $558,747 to Bion, after payment of attorneys' fees of $79,821) from the Aprilia Escrow. As part of the settlement, one of the other defendants in the Comtech litigation paid $150,000 into a settlement fund, through insurance, from which the Company and Centerpoint received $110,000, in aggregate, on September 10, 2007. As there are no contingencies on the settlement, the Company recognized the net proceeds of $828,389 as other income for the six months ended December 31, 2007.

Also on September 18, 2007, Centerpoint received $429,806 from its direct 35% ownership interest in the Aprilia Escrow which is included in other income as of December 31, 2007.

10.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit in the amount of $171,945, which is reflected as restricted cash as of December 31, 2007. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, chairman of Bion Dairy. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

10.  OPERATING LEASE (CONTINUED):

a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent
liability of $69,101 as of December 31, 2007.   Rent expense, net of sub-
lease rental income was $20,053 and $39,628, and $51,234 and $72,019 for the three and six months ended December 31, 2007 and 2006, respectively.

At December 31, 2007, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:
                                                                Net
                                        Operating               operating
                                        lease        Sublease   lease
                                        payments     rentals    payments
     Fiscal year:                       ----------   --------   --------

     Six months ended June 30, 2008     $   89,182   $ 28,538   $ 60,644
     2009                                  184,484     59,035    125,449
     2010                                  191,405     61,249    130,156
     2011                                  198,602     63,553    135,049
     2012                                  212,775     68,088    144,687
     Thereafter                            322,975    103,352    219,623
                                        ----------   --------   --------
       Total                            $1,199,423   $383,815   $815,608
                                        ==========   ========   ========

11.  COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

The Company had an employment agreement with its president, Mark A. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008 and granted Mr. Smith options to purchase 125,000 shares of the Company's common stock at $2.20 per share, expiring on December 31, 2011.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani, are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000 annually for Mr. Bassani's services.

Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Dairy, with an annual salary of $300,000.

Effective May 1, 2005, the Company entered into a four-year consulting/ employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time services to the Company through March 2006. In April 2006, Mr. Kapell was appointed Dairy's Vice President-Renewables at a salary of $120,000 per year.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

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

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE AND SIX MONTHS ENDED DECEMBER 31, 2007
                                 (UNAUDITED)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

PART I.   FINANCIAL INFORMATION

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with the Company's Form 10-KSB for the year ended June 30, 2007.

     BUSINESS OVERVIEW

     The Company has been focused on completion of the development of its second-generation technology which provides solutions for environmentally sound clean-up of the waste streams of large-scale CAFO's and creates economic opportunities for integration of renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production. We believe our technology will also allow development of Projects that can also directly integrate with dairy (and other CAFO) end-users and that can potentially increase profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for applications and Integrated Projects and expects to select the site for, begin permitting and, commence development of its initial Integrated Project during its 2008 fiscal year.

     The financial statements for the years ended June 30, 2007 and 2006 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had a working capital deficiency and a stockholders' deficit of approximately $1,219,000 and $4,663,000, respectively. The financial statements for the three and six months ended December 31, 2007 and 2006 have also been prepared assuming the Company will continue as a going concern. The Company has incurred net (loss) income of approximately $(794,000) and $63,000 during the three and six month periods ended December 31, 2007, respectively. At December 31, 2007, the Company has a working capital deficiency and a stockholders' deficit of approximately $3,106,000 and $3,767,000, respectively. The report of the independent registered public accounting firm on the Company's financial statements as of and for the year ended June 30, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based compensation

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supercedes Accounting Principles Board Opinion No. 25 ("APB 25"), and generally requires that share-based compensation transactions be accounted and recognized in the statement of income based on their fair values. The Company adopted SFAS 123(R)using the modified prospective application under which all share based awards granted on or after the adoption date and modifications, repurchases or cancellation of prior awards made after the adoption date shall be accounted for under SFAS 123(R). The modified prospective application does not require the Company to restate prior period's financial results to reflect the adoption. As of December 31, 2007 the Company had $430,000 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately 1.25 years.

     In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith ($1,522,000) and Brightcap ($2,081,000) as of July 1, 2006. The Company re-measures the fair value of the convertible notes at each reporting period after July 1, 2006, using a Black-Scholes model approach, and records any adjustments as non-cash compensation expense in the re-measurement period. At December 2, 2007 and December 31, 2007, the fair value of deferred compensation owed Mark Smith and Brightcap was re-measured at $539,000 and $702,000, respectively, and resulted in a credit to earnings of $237,000 and $362,000, respectively, for the six months ended December 31, 2007.

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

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

General and Administrative

     Total general and administrative expenses decreased $129,000 from $284,000 to $155,000 for the three months ended December 31, 2006 and 2007, respectively.

     General and administrative expenses, excluding stock-based compensation expense of $107,000 and $70,000 for the three months ended December 31, 2007 and 2006, respectively, were $48,000 versus $214,000. The decrease of approximately $166,000 was due primarily to lower legal costs for the three months ended December 31, 2007 due to an insurance reimbursement for legal fees related to the Centerpoint litigation of $133,000. Also contributing to lower general and administration costs for the three month period ended December 31, 2007 compared to the same period in 2006 was lower rent expense of $16,000 due to more sub-tenant offsets, and lower accounting and audit fees of $16,000, due to the absence of costs in the current year for accounting and audit fees related to the Form 10SB registration during the three months ended December 31, 2006, and lower consulting costs of $18,000 due to lower investor relations fees.

     General and administrative stock-based compensation for the three months ended December 31, 2007 and 2006 respectively consist of the following:

                                              Three months    Three months
                                                 ended           ended
                                              December 31,    December 31,
                                                  2007            2006
                                              -------------   -------------
Fair value remeasurement of convertible
  notes - affiliates                            $(43,000)       $ 49,000
Amortization of expenses prepaid with
  stock options granted to non-employees            -              5,000
Fair value of stock options expensed
  under SFAS 123(R)                              150,000          16,000
                                                --------        --------
     Total                                      $107,000        $ 70,000
                                                ========        ========

     Stock-based compensation expenses increased to $107,000 for the three months ended December 31, 2007 from $70,000 for the three months ended December 31, 2006. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is due to the decrease in the price of the Company's stock from $2.20 at September 30, 2007 to $1.50 per share at his conversion date of December 2, 2007 versus the increase from the $5.25 per share to $5.75 per share for the three months ended December 31, 2006. For the three months ended December 31, 2007 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $150,000, compared to $16,000 during the same period in 2006 due to more stock options being issued during the three months ended December 31, 2007.

Research and development

     Total research and development expenses have decreased $377,000 from $922,000 to $545,000 for the three months ended December 31, 2006 and 2007, respectively.

     Research and development expenses, excluding stock-based compensation expense of $55,000 and $355,000 for the three months ended December 31, 2007 and 2006, respectively, decreased $77,000 from $567,000 to $490,000 for the three months ended December 31, 2006 and 2007, respectively. The decrease is primarily due to lower legal fees of $71,000 due to decreased patent work for the three months ended December 31, 2007 compared to the same period in the prior year.

     Research and development stock-based compensation for the three months ended December 31, 2007 and 2006 consist of the following:

                                              Three months    Three months
                                                 ended           ended
                                              December 31,    December 31,
                                                  2007            2006
                                              -------------   -------------
Fair value remeasurement of convertible
  notes - affiliates                            $(96,000)       $ 66,000
Fair value remeasurement of options with
  service conditions                              81,000         215,000
Amortization of expenses prepaid with
  stock options granted to non-employees            -              8,000
Fair value of stock options expensed under
  SFAS 123(R)                                     70,000          66,000
                                                --------        --------
     Total                                      $ 55,000        $355,000
                                                ========        ========

     Stock-based compensation expense decreased from $355,000 for the three months ended December 31, 2006 to $55,000 for the same period in 2007. The change is attributable to Brightcap's convertible deferred compensation, and compensation costs relating to the Company's options with service conditions and graded vesting and expensing of stock options for research and development employees. Stock-based compensation fair value adjusted (credits)/charges of $(96,000) and $66,000 for the three months ended December 31, 2007 and 2006, respectively, was recorded to re-measure the fair value of Brightcap's convertible deferred compensation at December 31, 2007 and 2006, respectively, due, in part, to the change in the price of the Company's stock from $2.20 to $2.34 per share for the three months ended December 31, 2007, compared to the increase from the $5.25 per share to $5.75 per share for the three months ended December 31, 2006. Stock-based compensation fair value adjusted expense of $81,000 and $215,000 was recorded for the three months ended December 31, 2007 and 2006, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is due to the decrease in the stock price from $5.75 per share at December 31, 2006 compared to $2.34 per share at December 31, 2007. The Company recorded stock-based compensation expense of $70,000 and $66,000 under the provisions of SFAS 123(R)for the three months ended December 31, 2007 and 2006, respectively for options vested to research and development employees.

Loss from Operations

     As a result of the factors described above, the loss from operations was $699,000 and $1,206,000 for the three months ended December 31, 2007 and 2006, respectively.

Other (income) and expense

     Other (income) and expense was $94,000 and $21,000 for the three months ended December 31, 2007 and 2006, respectively. Interest expense increased $18,000 from $33,000 for the three months ended December 31, 2006 to $51,000 for the three months ended December 31, 2007. Interest expense increased due to the higher debt balances due to the 2006 and 2007 Series A Notes, but was partially offset by lower interest on convertible deferred compensation balances due to conversions. The minority interest of the Company was impacted due to the insurance reimbursement of Centerpoint litigation fees during the three months ended December 31, 2007.

Net Loss

     As a result of the factors described above, the net loss was $794,000 and $1,228,000 for the three months ended December 31, 2007 and 2006, respectively, representing a $0.04 decrease in the net loss per basic and diluted common share from $0.14 for the three months ended December 31, 2006 to $0.10 for the same period in 2007.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2006

General and Administrative

     Total general and administrative expenses for the six months ended December 31, 2007 increased $309,000 compared to the six months ended December 31, 2006.

     General and administrative expenses, excluding stock-based compensation credits of $9,000 and $304,000 for the six months ended December 31, 2007 and 2006, respectively, were $318,000 versus $304,000 for the six months ended December 31, 2007 and 2006, respectively. While total expenses remained relatively constant, the Company had lower legal costs for the six months ended December 31, 2007 due to the insurance reimbursement of Centerpoint related legal fees. These lower legal fees were offset by higher salary expense due to the hiring of an investor relations manager during the six months ended December 31, 2007.

     General and administrative stock-based compensation for the six months ended December 31, 2007 and 2006 respectively consist of the following:

                                               Six months     Six months
                                                 ended           ended
                                              December 31,    December 31,
                                                  2007            2006
                                              -------------   -------------
Fair value remeasurement of convertible
  notes - affiliates                            $(237,000)     $(329,000)
Amortization of expenses prepaid with
  stock options granted to non-employees             -             9,000
Fair value of stock options expensed
  under SFAS 123(R)                               228,000         16,000
                                                ---------      ---------
     Total                                      $  (9,000)     $(304,000)
                                                =========      =========

     Stock-based compensation credits decreased to $9,000 for the six months ended December 31, 2007 from $304,000 for the six months ended December 31, 2006. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is due to the decrease in the price of the Company's stock from $3.25 at June 30, 2007 to $1.50 per share at his conversion date of December 2, 2007 versus the decrease from the $6.40 per share to $5.75 per share for the six months ended December 31, 2006. For the six months ended December 31, 2007 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $228,000, compared to $16,000 during the same period in 2006 due to the issuance of 135,000 options to general and administrative employees during the six months ended December 31, 2007 versus 85,000 options during the same period in the prior year.

Research and development

     Total research and development expenses have decreased $359,000 from $1,031,000 to $672,000 for the six months ended December 31, 2006 and 2007, respectively.

     Research and development expenses, excluding stock-based compensation (credits) charges of $(295,000) and $62,000 for the six months ended December 31, 2007 and 2006, respectively, were $967,000 and $969,000 for the six months ended December 31, 2007 and 2006, respectively.

     Research and development stock-based compensation for the six months ended December 31, 2007 and 2006 consist of the following:

                                               Six months     Six months
                                                 ended           ended
                                              December 31,    December 31,
                                                  2007            2006
                                              -------------   -------------
Fair value remeasurement of convertible
  notes - affiliates                           $(362,000)      $(450,000)
Fair value remeasurement of options with
  service conditions                             (70,000)        212,000
Amortization of expenses prepaid with
  stock options granted to non-employees            -             16,000
Fair value of stock options expensed under
  SFAS 123(R)                                    137,000         284,000
                                               ---------       ---------
     Total                                     $(295,000)      $  62,000
                                               =========       =========

     Stock-based compensation expense decreased from $62,000 for the six months ended December 31, 2006 to $(295,000) for the same period in 2007.
The change is attributable to Brightcap's convertible deferred compensation, and compensation costs relating to the Company's options with service conditions and graded vesting and expensing of stock options for research and development employees. Stock-based compensation fair value adjusted credits of $(362,000) and $(450,000) for the six months ended December 31, 2007 and 2006, respectively, was recorded to re-measure the fair value of Brightcap's convertible deferred compensation at December 31, 2007 and 2006, respectively, due, in part, to the change in the price of the Company's stock from $3.25 to $2.34 per share for the six months ended December 31, 2007, compared to the decrease from the $6.40 per share to $5.75 per share for the six months ended December 31, 2006. Stock-based compensation fair value adjusted (credit) expense of $(70,000) and $212,000 was recorded for the six months ended December 31, 2007 and 2006, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is due to the decrease in the stock price from $5.75 per share at December 31, 2006 compared to $2.34 per share at December 31, 2007. The Company recorded stock-based compensation expense of $137,000 and $284,000 under the provisions of SFAS 123(R) for the six months ended December 31, 2007 and 2006, respectively for options vested to research and development employees.

Loss from Operations

     As a result of the factors described above, the loss from operations was $980,000 and $1,031,000 for the six months ended December 31, 2007 and 2006, respectively.

Other (income) and expense

     Other (income) and expense was $(1,043,000) and $38,000 for the six months ended December 31, 2007 and 2006, respectively. Interest expense increased $43,000 from $61,000 for the six months ended December 31, 2006 to $104,000 for the six months ended December 31, 2007. Interest expense increased due to the higher debt balances due to the 2006 and 2007 Series A Notes for the six months ended December 31, 2006, but was partially offset by lower interest on convertible deferred compensation balances from the prior year due to conversions. The Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements and $430,000 from release of previously escrowed funds owed to Centerpoint during the six months ended December 31, 2007. The receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's 57.7% held subsidiary, Centerpoint, which resulted in the recording of the $127,000 minority interest expense of Centerpoint for the six months ended December 31, 2007.

Cumulative Effect of Change in Accounting Principle

     During the six months ended December 31, 2006, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" (SFAS 123(R)), which supersedes APB 25, using the modified prospective application. In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark Smith and Brightcap as of July 1, 2006. The cumulative effect of change in accounting principle resulted in a net loss per common share of $0.08 for the six months ended December 31, 2006.

Net Income (loss)

     As a result of the factors described above, the net income (loss) was $63,000 and $(1,800,000) for the six months ended December 31, 2007 and 2006, respectively, representing a $0.13 increase in the net income (loss) per basic and diluted common share before the cumulative effect of change in accounting principle from $(0.12) for the six months ended December 31, 2006 to $0.01 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2007, the Company had cash and cash equivalents equal to $723,000. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the six months ended December 31, 2007 the Company used $3,000 of cash for investing activities to purchase property and equipment in addition to receiving a refund of $5,000 for leasehold improvements. The Company had no other investing activities for the six months ended December 31, 2007.

Financing Activities

     The Company had no financing activities during the six months ended December 31, 2007.

     As of December 31, 2007 the Company has significant debt obligations consisting primarily of mandatorily convertible notes - affiliates of $702,000, 2006 Series A convertible promissory notes - current of $760,000, 2007 Series A convertible promissory notes - affiliates of 1,031,000, 2007 Series A convertible promissory notes of $836,000 and deferred compensation of $554,000. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

Plan of Operations and Outlook

     As of December 31, 2007 the Company had cash and cash equivalents of $723,000. Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2008 fiscal year. However, the Company will need to raise additional capital to execute our business plan discussed below.

     The Company currently intends to seek financing of between $3,000,000 and $50,000,000 during calendar year 2008 in the form of equity and/or debt. The proceeds would be used to expand and accelerate the development activities of Bion's initial Integrated Projects and for general corporate purposes. If we do not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to the Company and its shareholders. There is no assurance that the Company will successfully complete any financings.

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

     In June 2006, the Company entered into an agreement with Fair Oaks Dairy Farm ("FODF") to construct a Bion facility ("Stage I System") at FODF. Bion has been working with FODF since May 2005 for the purpose of installing a waste treatment facility at FODF that could become the basis for a future Integrated Project. The June 2006 agreement contemplates expansion beyond the initial waste treatment facility. The Stage I System, if constructed, will initially be used for testing necessary for: a) finalization of design criteria for permitting and construction of, and b) optimization of renewable energy production and utilization for the full scale Integrated Projects. We are currently in discussions toward an amended agreement with FODF. However, due to the inability to resolve certain technical and financial issues, it is uncertain whether any of these facilities will be constructed.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2008 fiscal year. At present it is probable, but not certain, that the initial Integrated Project will be located in St. Lawrence County, New York. In addition, Bion intends to choose sites for additional Projects during fiscal year 2008 and 2009 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2013) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

     Bion is presently establishing its implementation management team with the intention of commencing development and construction of an initial Project during calendar year 2008. Bion will need to continue to hire additional management and technical personnel as it moves from the technology re-development phase to the implementation phase during the 2008 calendar year.

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

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      There have been no material developments in the legal proceedings described in our Form 10-SB since the filing of the last amendment to that registration statement except the settlement of certain Delaware litigation described at Note 9 to the Financial Statements included herein.

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   February 6, 2008           By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)