Form 10QSB
period 2008-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-05-07
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On March 31, 2008, there were 8,351,030 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]





                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

         Balance sheet ...............................................    3

         Statements of operations ....................................    4

         Statements of changes in stockholders' equity ...............    5

         Statements of cash flows ....................................    6

         Notes to consolidated financial statements .................. 7-23

Item 2.  Management's Discussion and Analysis or Plan of Operation ...   24

Item 3.  Controls and Procedures .....................................   35

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................   36

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds ....................................................   36

Item 3.  Defaults Upon Senior Securities .............................   36

Item 4.  Submission of Matters to a Vote of Security Holders .........   36

Item 5.  Other Information ...........................................   36

Item 6.  Exhibits ....................................................   36

         Signatures ..................................................   37

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2008
                                    (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                     $    277,603
  Prepaid rent and expenses                                            1,586
  Deposits and other receivables                                       7,945
                                                                ------------
     Total current assets                                            287,134
                                                                ------------

Restricted cash                                                      128,443
Property and equipment, net                                           61,281
                                                                ------------
     Total assets                                               $    476,858
                                                                ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                         $    620,906
  Accrued payable - affiliate                                         41,647
  2006 Series A convertible promissory notes                         771,465
  2007 Series A convertible promissory notes                         848,369
  2007 Series A convertible promissory notes - affiliates          1,046,549
  Deferred compensation                                              741,780
                                                                ------------
     Total current liabilities                                     4,070,716
                                                                ------------
  Deferred rent                                                       70,483
  Convertible notes - affiliates                                     761,413
                                                                ------------
     Total liabilities                                             4,902,612
                                                                ------------
Minority interest                                                    113,930
                                                                ------------
Stockholders' deficit:
  Preferred stock, $.01 par value, 10,000 shares authorized,            -
   no shares issued and outstanding
  Common stock, no par value, 100,000,000 shares authorized,            -
   9,044,829 shares issued, 8,351,030 outstanding
  Additional paid-in capital                                      68,802,571
  Accumulated deficit                                            (73,342,255)
                                                                ------------
     Total stockholders' deficit                                  (4,539,684)
                                                                ------------
     Total liabilities and stockholders' deficit                $    476,858
                                                                ============

See notes to the unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
                                  (UNAUDITED)




                                              Three Months Ended            Nine Months Ended
                                                   March 31,                    March 31,
                                             2008           2007           2008         2007
                                         ----------     -----------    -----------    -----------
Revenue                                  $     -        $      -       $      -       $      -
                                         ----------     -----------    -----------    -----------
Operating expenses:
 General and administrative (including
  stock-based compensation (Note 8))        237,847         (58,910)       546,434        (58,874)
 Research and development (including
  stock-based compensation (Note 8))        573,721         104,233      1,245,389      1,134,950
                                         ----------     -----------    -----------    -----------
   Total operating expenses                 811,568          45,323      1,791,823      1,076,076
                                         ----------     -----------    -----------    -----------
Loss from operations                       (811,568)        (45,323)    (1,791,823)    (1,076,076)
                                         ----------     -----------    -----------    -----------
Other expense and (income):
 Interest expense                            47,251          44,321        150,870        105,427
 Interest income                             (4,530)         (5,351)       (19,899)       (28,652)
 Minority interest                          (12,935)           -           113,930           -
 Other, net (Note 9)                           -               -        (1,258,195)          -
                                         ----------     -----------    -----------    -----------
                                             29,786          38,970     (1,013,294)        76,775
                                         ----------     -----------    -----------    -----------
Loss before cumulative effect of
 change in accounting principle            (841,354)        (84,293)      (778,529)    (1,152,851)

Cumulative effect of change in
 accounting principle (Note 6)                 -               -              -          (731,386)
                                         ----------     -----------    -----------    -----------
Net loss                                 $ (841,354)    $   (84,293)   $  (778,529)   $(1,884,237)
                                         ==========     ===========    ===========    ===========
Net loss per basic and diluted common
 share:
  Before cumulative effect of change in
   accounting principle                  $    (0.10)    $     (0.01)   $     (0.10)   $     (0.14)
  Cumulative effect of change in
   accounting principle                        -               -              -             (0.08)
                                         ----------     -----------    -----------    -----------
Net loss per share                       $    (0.10)    $     (0.01)   $     (0.10)   $     (0.22)
                                         ==========     ===========    ===========    ===========

Weighted-average number of common shares
 outstanding, basic and diluted           8,351,030       8,607,684      8,197,170      8,617,645
                                         ==========     ===========    ===========    ===========

See notes to the unaudited consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        NINE MONTHS ENDED MARCH 31, 2008
                                 (UNAUDITED)



                                                     Additional                        Total
                                  Common Stock        paid-in       Accumulated     stockholders'
                               Shares      Amount     capital         deficit          deficit
                              ---------    ------    -----------    ------------    ------------

Balances, July 1, 2007        8,770,079    $   -     $67,900,379    $(72,563,726)   $(4,663,347)

 Vesting of options for
  services                         -           -         363,683            -           363,683
 Conversion of debt to
  equity                        274,750                  538,509                        538,509
 Net income                        -           -            -           (778,529)      (778,529)
                              ---------    -------   -----------    ------------    -----------
Balances, December 31, 2007   9,044,829    $   -     $68,802,571    $(73,342,255)   $(4,539,684)
                              =========    =======   ===========    ============    ===========





See notes to the unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 2008 AND 2007
                                 (UNAUDITED)

                                                       2008         2007
                                                     ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                            $(778,529)  $(1,884,237)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Cumulative effect of change in accounting
    principle                                             -          731,386
    Depreciation expense                                12,160         6,565
    Accrued interest on convertible notes and debt     150,870       105,427
    Stock-based compensation                           363,683       442,260
    Decrease in fair value of convertible notes       (548,104)   (1,580,338)
    Minority interest                                  113,930          -
    Decrease in prepaid rent and expenses               18,524        39,065
    (Increase) decrease in deposits and other
     receivables                                        (5,101)        3,058
    (Decrease) increase in accounts payable and
     accrued expenses                                  (27,411)      198,850
    Increase in deferred rent                            4,510        72,097
    Increase in deferred compensation                  554,280       562,500
                                                     ---------   -----------
     Net cash used in operating activities            (141,188)   (1,303,367)

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease (increase) in restricted cash                 43,502      (171,945)
 Proceeds received from the overpayment of
  property and equipment                                 5,258          -
 Purchase of property and equipment                     (3,078)      (78,623)
                                                     ---------   -----------
     Net cash provided by (used in) investing
      activities                                        45,682      (250,568)
                                                     ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of convertible debt                   -        1,245,000
                                                     ---------   -----------
     Net cash provided by financing activities            -        1,245,000
                                                     ---------   -----------
Net decrease in cash and cash equivalents              (95,506)     (308,935)
Cash and cash equivalents at beginning of period       373,109     1,152,199
                                                     ---------   -----------
Cash and cash equivalents at end of period           $ 277,603   $   843,264
                                                     =========   ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes             $    -      $      -
                                                     =========   ===========
Non-cash investing and financing transactions:
 Conversion of debt to equity                        $ 538,509   $   607,629
 Return of common stock for unearned services                         40,000



See notes to the unaudited consolidated financial statements

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

     Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during calendar year 2008. At present it is probable, but not certain, that development of Bion's initial Project will take place in St. Lawrence County, New York. Bion is presently establishing its implementation management team (including consultants) with the intention of commencing permitting, development and construction of the initial Project during calendar year 2008. In addition, Bion will seek to site additional Projects during 2008 and 2009 to create a pipeline of Projects that will ensure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is expected to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of 40,000 (or more) beef and/or dairy cows in modules, c) while producing renewable energy to replace natural gas or other energy use within the Project's CAFO modules and ethanol plant, d) solids to be marketed as feed and/or fertilizer, e) which is integrated with a 40+M gallon/year ethanol plant (though some smaller projects may be undertaken in appropriate situations). At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

     Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

     Going concern and management's plans:

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively, and net losses of approximately $841,000 and $779,000 for the three and nine months ended March 31, 2008, respectively.
At March 31, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $3,784,000 and $4,540,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The report of the independent registered public accounting firm on the Company's financial statements as of and for the year ended June 30, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

     As discussed in Note 9, during September 2007, the Company received net proceeds of $1,258,000 consisting of $828,000 from litigation settlements and $430,000 from the release of escrowed funds. During April and May 2008 the Company issued 75,000 shares of its restricted common stock in private transactions at $2.00 per share resulting in proceeds to the Company of $150,000.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

     The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2008 and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2008 and 2007. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

     The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2007.

     Recent accounting pronouncements:

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     In December 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its consolidated financial statements unless the Company enters into business acquisitions in the future.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the effect the adoption of this statement will have on its consolidated financial statements.

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

     In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. For the years ended June 30, 2007 and 2006, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the losses attributable to the minority interest were charged against the Company's earnings as there was no obligation of the minority interest to make good on such losses. During the nine months ended March 31, 2008, Centerpoint had earnings of approximately $664,700, of which the Company utilized approximately $395,500 to offset minority interest losses previously absorbed. The remaining $269,200 was allocated between the Company and Centerpoint's minority interest holders creating a minority interest of $113,930 as of March 31, 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION (CONTINUED):

     Property and equipment consists of the following as of March 31, 2008:

     Research and development equipment        $ 305,266
     Leasehold improvements                       31,336
     Furniture                                    28,932
     Computers and office equipment               29,364
                                               ---------
                                                 394,898
     Less accumulated depreciation              (333,617)
                                               ---------
                                               $  61,281
                                               =========

     Depreciation expense was $4,094 and $3,482 for the three months ended March 31, 2008 and 2007, respectively, and $12,160 and $6,565 for the nine months ended March 31, 2008 and 2007, respectively.

5.   CONVERTIBLE PROMISSORY NOTES:

     2006 Series A Convertible Promissory Notes:

     On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes, totaling $700,000 (the "2006 Notes"). The holders of the 2006 Notes earn interest on the unpaid principal balance of the 2006 Notes at 6% per annum, payable on May 31, 2008, the maturity date of the 2006 Notes. All of the principal and accrued interest under the 2006 Notes shall be converted into common shares of the Company at the conversion rate of one share for each $6.00 that is owed under the terms of the 2006 Notes if the following conditions are met:

     A) The closing market price of the Company's shares has been at or above $7.20 per share for 10 consecutive trading days, and

     B) The earliest of the following events:

     1) An effective registration allowing public resale of the shares to be received by the 2006 Note holders upon conversion, or

     2)  One year after the initial closing date of the offering, and

     3) No conversion without an effective registration statement shall take place until the Company has become a "reporting company" with the SEC pursuant to the Securities Exchange Act of 1934, as amended, which occurred on January 13, 2007.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

5.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

     The 2006 Notes may also be convertible, in whole or in part, into the Company's common shares at any time at the election of the 2006 Note holders at a conversion rate of $6.00 per share, which was above the approximate market price of the Company's common shares at the commitment date of the offering. For the three months ended March 31, 2008 and 2007, the 2006 Notes accrued interest of $11,247 and $10,489 respectively, and $33,491 and $27,243 the nine months ended March 31, 2008 and 2007, respectively.

     2007 Series A Convertible Promissory Notes:

     In March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes") for cash proceeds. In addition the Company issued 2007 Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note
7). The 2007 Notes are convertible into shares of the Company's common stock at the price of $4.00 per share until maturity on July 1, 2008, or at the election of the 2007 Note holder, and accrue interest at 6% per annum. The 2007 Note holders also have the option to exchange the 2007 Notes, plus interest, into securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the
Company raises less than $3,000,000.    The Company has the right to require
the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more. The conversion price of the 2007 Notes of $4.00 per share is above the approximate market price of the Company's common
shares at the commitment date of the offering.   The 2007 Notes accrued
interest of $27,626 and $82,262 for the three and nine months ended March 31, 2008, respectively.

6.   CONVERTIBLE NOTES - AFFILIATES:

     On April 4, 2006 convertible deferred compensation payable to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement have the same terms and conversion features as the April 2003 deferred compensation agreement. Under the agreements, the president earned compensation of $150,000 annually, all of which has been deferred to date. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. Through July 1, 2007, conversions could occur by mutual agreement between the Company and Mr. Smith. The Company may convert the deferred compensation, in whole or in part, at any date after July 1, 2007 and the convertible deferred compensation owed to Mr. Smith is mandatorily convertible to common stock of the Company on July 1, 2009. Through June 30, 2006, the Company accounted for this employee stock-based

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

6.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

compensation agreement under Accounting Principal Board Opinion No. 25 ("APB 25") and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 Revised, "Share-Based Payment" ("SFAS 123(R)"), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed to Mr. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. On December 2, 2007, under the terms of the agreement, the deferred compensation plus interest owed Mr. Smith of $412,125 was converted into 274,750 common shares of the Company. At December 2, 2007 the fair value of deferred compensation owed to Mr. Smith was re-measured as $538,509 and resulted in a credit to earnings of $237,383 for the nine months ended March 31, 2008. Fair value at December 2, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 3.03%, volatility of 59%, a remaining contractual life of
1.58 years and a stock price of $1.50.

     On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009 and Brightcap earns compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and are convertible into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. Through January 1, 2007 conversions could occur by mutual agreement between the Company and Brightcap. The Company may convert the deferred compensation, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the convertible deferred compensation owed to Brightcap is mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

6.   CONVERTIBLE NOTES - AFFILIATES (CONTINUED):

contractual life of 3 years and a stock price of $6.40. At March 31, 2008 the fair value of deferred compensation owed to Brightcap was re-measured as $761,412 and resulted in a charge/(credit) to earnings of $50,856 and $(310,721) for the three and nine months ended March 31, 2008, respectively. Fair value at March 31, 2008 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 1.6%, volatility of 64%, a remaining contractual life of 1.25 years and a stock price of $2.12.

     Effective September 30, 2006, Mr. Bassani no longer serves in the capacity of general manager of Dairy. However, he continues to provide services through Brightcap in the area of strategic planning pursuant to the agreement above.

7.   DEFERRED COMPENSATION:

     As of July 1, 2006, the Company had also recorded deferred compensation liabilities of $412,500 for three officers of the Company consisting of $37,500 to Mr. Smith, $225,000 to Brightcap, and $150,000 to Salvatore Zizza, a former officer and director of the Company, who assumed the position of Chairman and director of Dairy with an annual salary of $300,000. Through December 31, 2006, an additional $375,000 was accrued ($75,000 to Mr. Smith, $150,000 to Brightcap and $150,000 to Mr. Zizza). Effective January 1, 2007, the Company entered into agreements converting deferred compensation amounts owed as of December 31, 2006 into promissory notes with conversion agreements. The notes accrue interest at 6% per annum, with principal and interest due and payable on January 1, 2009, if not previously paid. The conversion agreements allow for the conversion of the notes into shares of the Company's common stock at the equivalent price of the Company's next private financing in excess of $2,000,000 as follows: a) by the holder at any time after July 1, 2007; b) by the Company any time after there has been an effective registration including the shares underlying conversion of the notes for six months; c) by the holder and the Company by mutual agreement at any time prior to payment by the Company of outstanding principal and interest. As of March 31, 2007 the accrued principal and interest owed under the promissory notes with conversion agreements, $787,500 and $11,521, respectively, in addition to deferred compensation owed for the three months ended March 31, 2007 ($37,500 to Mr. Smith, $75,000 to Brightcap, $75,000 to Mr. Zizza) were converted to 2007 Series A Promissory Notes (Note 5).

     As of March 31, 2008, the Company owed deferred compensation totaling $741,780 ($141,780 to Mr. Smith, $300,000 to Brightcap and $300,000 to Mr.
Zizza).

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

     Warrants:

     As of March 31, 2008 the Company had the following common stock warrants outstanding and exercisable:

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
                      ---------
                      3,684,010
                      =========

     The weighted average exercise price for the outstanding warrants is $2.72 and the weighted average remaining contractual life as of March 31, 2008 is 5.3 years.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

     The Company recorded compensation expense related to stock options of $78,925 and $141,170 for the three months ended March 31, 2008 and 2007, respectively and $443,891 and $441,426 for the nine months ended March 31, 2008 and 2007, respectively. During the nine months ended March 31, 2008, the Company granted 145,000 options, while 20,000 options expired and 25,000 options were forfeited. The fair value of the options granted during the nine months ended March 31, 2008 was estimated on the grant date using the Black-Scholes option-pricing model with the weighted average following assumptions:

     Stock options (continued):

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

     A summary of option activity under the 2006 Plan for the nine months ended March 31, 2008 is as follows:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

                                                    Weighted-
                                         Weighted-  Average
                                         Average    Remaining     Aggregate
                                         Exercise   Contractual   Intrinsic
                               Shares    Price      Life          Value
                             ---------   --------   -----------   ----------
Outstanding at July 1, 2007  1,833,333   $  3.33
 Granted                       145,000      2.21
 Exercised                        -          -
 Forfeited                     (25,000)     5.50
 Expired                       (20,000)     7.50
                             ---------   -------        ---       --------
Outstanding at March 31,
  2008                       1,933,333   $  3.17        4.0       $ 17,700
                             =========   =======        ===       ========
Exercisable at March 31,
  2008                       1,550,000   $  3.08        3.4       $ 17,700
                             =========   =======        ===       ========

     The weighted-average grant-date fair value of options granted during the nine months ended March 31, 2008 and 2007 was $0.72 and $5.13, respectively.

     The following table presents information relating to nonvested stock options as of March 31, 2008:

                                                     Weighted Average
                                                     Grant-Date Fair
                                        Shares             Value
                                      -----------    -----------------
     Nonvested at July 1, 2007          560,833           $ 2.34
      Granted                           145,000              .72
      Vested                           (297,500)           (1.65)
      Forfeited                         (25,000)           (4.89)
                                       --------           ------
     Nonvested at March 31, 2008        383,333           $ 2.10
                                       ========           ======

     The total fair value of stock options that vested during the nine months ended March 31, 2008 and 2007 was $443,950 and $208,941, respectively. The intrinsic value of stock options exercised during the nine months ended March 31, 2008 and 2007 was $0 as there were no options exercised during these periods. As of March 31, 2008 the Company had $350,722 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than one year.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock Options (continued):

     The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of March 31, 2008, non-employee options represented 630,833 of the 1,933,333 options outstanding under the Company's 2006 Consolidated Incentive Plan. Of the 630,833 non-employee options outstanding, 260,833 were fully vested and contained no service conditions as of March 31, 2008. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in expense of $0 and $8,565 for the three months ended March 31, 2008 and 2007, respectively and $0 and $34,102 for the nine months ended March 31, 2008 and 2007, respectively.

     The remaining 370,000 non-employee options outstanding include service conditions and have graded vesting schedules through May 1, 2009. As of March 31, 2008, 195,000 of these options were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair
value is recorded on the measurement date.   The fair value of these options
were determined using the Black-Scholes option-pricing model, using the following assumptions at March 31, 2008; a dividend yield of zero, a risk-free interest rate of 2.9%, volatility of 167% and an expected life of 7.1 years. Consulting cost in connection with options that are not fully vested as of March 31, 2008 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value (credits)/charges of $(10,062) and $(211,111) were recorded as research and development expenses during the three months ended March 31, 2008 and 2007, respectively and $(80,208) and $834 for the nine months ended March 31, 2008 and 2007, respectively.

     Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the three and nine months ended March 31, 2008 and 2007 are as follows:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock Options (continued):

                                    Three        Three       Nine         Nine
                                    months       months      months       months
                                    ended        ended       ended        ended
                                    March        March       March        March
                                   31, 2008     31, 2007    31, 2008     31, 2007
                                   ---------    --------    ---------    ---------
General and administrative:
 Fair value remeasurement of
  convertible notes - affiliates
  (Note 6)                         $    -       $(338,634)  $(237,383)   $(667,315)
 Amortization of expenses
  prepaid with stock options
  granted to non-employees
  (Note 8)                              -             398        -           9,601
 Fair value of stock options
  expensed under SFAS 123(R)          16,331       58,800     244,776       74,810
                                   ---------    ---------    --------    ---------
     Total                         $  16,331    $(279,436)   $  7,393    $(582,904)
                                   =========    =========    ========    =========
Research and development:
 Fair value remeasurement of
  convertible notes - affiliates
  (Note 6)                         $  50,856    $(463,110)   $(310,721)  $(913,023)
 Fair value remeasurement of
  options with service conditions
  (Note 8)                           (10,062)    (211,111)     (80,208)        834
 Amortization of expenses prepaid
  with stock options granted to
  non-employees                         -           8,167         -         24,500
 Fair value of stock options
  expensed under SFAS 123(R)          62,594       82,370      199,115     366,616
                                   ---------    ---------    ---------   ---------
     Total                         $ 103,388    $(583,684)   $(191,814)  $(521,073)
                                   =========    =========    =========   =========



9.   LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS:

     The Company, its president and Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation") and on August 10, 2007 a settlement was approved.
Pursuant to the settlement, the Company, its president and Dairy paid $165,000, through insurance, into a settlement fund. As part of the settlement reached in the TCMP Litigation, the Company, Centerpoint and certain shareholders of the Company ("Shareholder Class") filed an action

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

9.   LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS (CONTINUED):

against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of the Company's common stock; b) a warrant to purchase 100,000 shares of the Company's common stock, and c) 140,000 shares of the common stock of Centerpoint. It is anticipated that delivery of these securities (net of 10% attorneys' fees) will take place during the second half of fiscal 2008 and each member of the Shareholder Class will receive the equivalent of approximately .05 of the Company's shares for each share of the Company's common shares (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to the Company all of their rights to the proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 the Company received gross proceeds of $798,210 (net receipts were $159,642 to Centerpoint and $558,747 to Bion, after payment of attorneys' fees of $79,821) from the Aprilia Escrow. As part of the settlement, one of the other defendants in the Comtech litigation paid $150,000 into a settlement fund, through insurance, from which the Company and Centerpoint received $110,000, in aggregate, on September 10, 2007. As there are no contingencies on the settlement, the Company recognized the net proceeds of $828,389 as other income for the nine months ended March 31, 2008.

     Also on September 18, 2007, Centerpoint received $429,806 from its direct 35% ownership interest in the Aprilia Escrow which is included in other income as of March 31, 2008.

10.  OPERATING LEASE:

     The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of March 31, 2008 the Company has reflected $128,443 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, chairman of Bion Dairy. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted
in a deferred rent liability of $70,483 as of March 31, 2008.   Rent expense,
net of sub-lease rental income was $16,553 and $33,404, and $72,887 and $106,609 for the three and nine months ended March 31, 2008 and 2007, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

10.  OPERATING LEASE (CONTINUED):

At March 31, 2008, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                                                                Net
                                        Operating               operating
                                        lease        Sublease   lease
                                        payments     rentals    payments
Fiscal year:                            ----------   --------   --------

Three months ended June 30, 2008        $   44,591   $ 14,269   $ 30,322
2009                                       184,484     59,035    125,449
2010                                       191,405     61,249    130,156
2011                                       198,602     63,553    135,049
2012                                       212,775     68,088    144,687
Thereafter                                 322,975    103,352    219,623
                                        ----------   --------   --------
Total                                   $1,154,832   $369,546   $785,286
                                        ==========   ========   ========

11.  COMMITMENTS AND CONTINGENCIES:

     Employment and consulting agreements:

     The Company had an employment agreement with its president, Mr. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008 and granted Mr. Smith options to purchase 125,000 shares of the Company's common stock at $2.20 per share, expiring on December 31, 2011.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Employment and consulting agreements (continued):

     Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000.

     Effective June 1, 2007, the Company entered into an employment agreement, effective through August 31, 2009, with Craig Scott whereby Mr. Scott was appointed Vice President of Capital Markets/Investor Relations at an annual salary of $120,000.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2008

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

12.  RELATED PARTY TRANSACTIONS:

     The Company has an accrued payable of $41,647 as of March 31, 2008, to a company controlled by Salvatore Zizza for rental of office space in 2003.

13.  SUBSEQUENT EVENTS:

     Centerpoint

     On April 30, 2008 Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with the litigation settlement described at Note 9, which increased Bion's ownership from 57.7% to 58.9%.

     Private Placement

     During April and May 2008 the Company issued 75,000 shares of its restricted common stock in private transactions at $2.00 per share resulting in proceeds to the Company of $150,000.

PART I.   FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with the Company's Form 10-KSB for the year ended June 30, 2007.

     BUSINESS OVERVIEW

     The Company has been focused on completion of the development of its second-generation technology which provides solutions for environmentally sound clean-up of the waste streams of large-scale CAFO's and creates economic opportunities for integration of renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production. We believe our technology will also allow development of Projects that can also directly integrate with dairy (and other CAFO) end-users and that can potentially increase profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for applications and Integrated Projects and expects to select the site for, begin permitting and, commence development of its initial Integrated Project during the 2008 calendar year.

     The financial statements for the years ended June 30, 2007 and 2006 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,549,000 and $5,173,000 during the years ended June 30, 2007 and 2006, respectively. At June 30, 2007, the Company had a working capital deficiency and a stockholders' deficit of approximately $1,219,000 and $4,663,000, respectively. The financial statements for the three and nine months ended March 31, 2008 and 2007 have also been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $841,000 and $779,000 during the three and nine month periods ended March 31, 2008, respectively. At March 31, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $3,784,000 and $4,540,000, respectively. The report of the independent registered public accounting firm on the Company's financial statements as of and for the year ended June 30, 2007 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in the Liquidity and Capital Resources section of this report and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Revenue Recognition

     While the Company has not recognized any operating revenues for the past two fiscal years, the Company anticipates that future revenues will be generated from product sales, technology license fees, annual waste treatment fees and direct ownership interests in Integrated Projects. The Company expects to recognize revenue from product sales when persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's Systems. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

     In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed to Mark A. Smith ($1,522,000) and Brightcap ($2,081,000) as of July 1, 2006. The Company re-measures the fair value of the convertible notes at each reporting period after July 1, 2006, using a Black-Scholes model approach, and records any adjustments as non-cash compensation expense in the re-measurement period.

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

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred;
(2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its consolidated financial statements unless the Company enters into business acquisitions in the future.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the effect the adoption of this statement will have on its consolidated financial statements.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31,
2007

General and Administrative

     Total general and administrative expenses increased $297,000 from $(59,000) to $238,000 for the three months ended March 31, 2007 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $16,000 and $(280,000) for the three months ended March 31, 2008 and 2007, respectively, were $222,000 versus $221,000, respectively. While overall costs were relatively constant between the two periods, consulting expenses were $50,000 higher during the three months ended March 31, 2008 compared to the same period in 2007, due to increased monies spent on lobbying efforts and public relations for projects in various areas. The higher consulting expenses were offset by lower legal and accounting and audit fees of $8,000 and $45,000, respectively, due to the absence of costs in the current year for expenses related to the finalization of the Form 10SB registration and related Securities and Exchange Commission comment letter and filing of corporate tax returns.

     General and administrative stock-based compensation for the three months ended March 31, 2008 and 2007 consist of the following:

                                                 Three        Three
                                                 months       months
                                                 ended        ended
                                                March 31,    March 31,
                                                  2008         2007
                                                ---------    ---------
     Fair value remeasurement of convertible
      notes - affiliates                        $  -         $(339,000)
     Amortization of expenses prepaid with
      stock options granted to non-employees       -              -
     Fair value of stock options expensed
      under SFAS 123(R)                          16,000         59,000
                                                -------      ---------
                                                $16,000      $(280,000)
                                                =======      =========

     Stock-based compensation expenses increased to $16,000 for the three months ended March 31, 2008 from $(280,000) for the three months ended March 31, 2007. The credit of $339,000 for the three months ended March 31, 2007 relates to the President's convertible deferred compensation and is primarily due to the decrease in the price of the Company's stock from $5.75 at December 31, 2006 to $3.90 per share at March 31, 2007. There is no similar credit for the three months ended March 31, 2008 as the note was converted into common shares of the Company in December 2007. For the three months ended March 31, 2008 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $16,000, compared to $59,000 during the same period in 2007. The amount decreased as no new stock options were issued during the three months ended March 31, 2008 and several of the stock options granted in prior periods have been fully vested.

Research and development

     Total research and development expenses have increased $470,000 from $104,000 to $574,000 for the three months ended March 31, 2007 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges/(credits) of $103,000 and $(584,000) for the three months ended March 31, 2008 and 2007, respectively, decreased $217,000 from $688,000 to $471,000 for the three months ended March 31, 2007 and 2008, respectively. The decrease is primarily due to the absence of bonuses declared during the three months ended March 31, 2007 for research and development employees and consultants of $170,000 and lower legal fees of $8,000 due to decreased patent work for the three months ended March 31, 2008 compared to the same period in the prior year.

     Research and development stock-based compensation for the three months ended March 31, 2008 and 2007 consist of the following:

                                                 Three        Three
                                                 months       months
                                                 ended        ended
                                                March 31,    March 31,
                                                  2008         2007
                                                ---------    ---------
     Fair value remeasurement of convertible
      notes - affiliates                        $ 51,000     $(463,000)
     Fair value remeasurement of options with
      service conditions                         (10,000)     (211,000)
     Amortization of expenses prepaid with
      stock options granted to non-employees        -            8,000
     Fair value of stock options expensed
      under SFAS 123(R)                           62,000        82,000
                                                --------     ---------
                                                $103,000     $(584,000)
                                                ========     =========

     Stock-based compensation expense increased from $(584,000) for the three months ended March 31, 2007 to $103,000 for the same period in 2008. The change is attributable to Brightcap's convertible deferred compensation, and compensation costs relating to the Company's options with service conditions and graded vesting and expensing of stock options for research and development employees. Stock-based compensation fair value adjusted charges/(credits) of $51,000 and $(463,000) for the three months ended March 31, 2008 and 2007, respectively, was recorded to re-measure the fair value of Brightcap's convertible deferred compensation at March 31, 2008 and 2007, respectively, due primarily to the change in the price of the Company's stock from $2.34 to $2.12 per share for the three months ended March 31, 2008, compared to the decrease from the $5.75 per share to $3.90 per share for the three months ended March 31, 2007. Stock-based compensation fair value adjusted expense of $(10,000) and $(211,000) was recorded for the three months ended March 31, 2008 and 2007, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is due in part to the decrease in the stock price from $3.90 per share at March 31, 2007 compared to $2.12 per share at March 31, 2008. The Company recorded stock-based compensation expense of $62,000 and $82,000 under the provisions of SFAS 123(R)for the three months ended March 31, 2008 and 2007, respectively for options vested to research and development employees.

Loss from Operations

     As a result of the factors described above, the loss from operations was $812,000 and $45,000 for the three months ended March 31, 2008 and 2007, respectively.

Other expense

     Other expense was $30,000 and $39,000 for the three months ended March 31, 2008 and 2007, respectively. Interest expense increased $3,000 from $44,000 for the three months ended March 31, 2007 to $47,000 for the three months ended March 31, 2008. The minority interest of the Company was $(13,000) for the three months ended March 31, 2008 due to expenses incurred for legal and management costs.

Net Loss

     As a result of the factors described above, the net loss was $841,000 and $84,000 for the three months ended March 31, 2008 and 2007, respectively, representing a $0.09 increase in the net loss per basic and diluted common share from $0.01 for the three months ended March 31, 2007 to $0.10 for the same period in 2008.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

General and Administrative

     Total general and administrative expenses for the nine months ended March 31, 2008 increased $605,000 from $(59,000) for the nine months ended March 31, 2007 to $546,000 for the nine months ended March 31, 2008.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $7,000 and $(582,000) for the nine months ended March 31, 2008 and 2007, respectively, were $539,000 versus $523,000 for the nine months ended March 31, 2008 and 2007, respectively. While total general and administrative expenses remained relatively constant, the Company had lower legal costs for the nine months ended March 31, 2008 due to the insurance reimbursement of Centerpoint related legal fees. In addition accounting and audit costs were lower due to the absence of costs in the current year for services related to the Form 10SB registration. The Company also incurred lower rent expense due to additional sub-tenant rentals during the nine months ended March 31, 2008. These lower costs were offset by higher salary expense due to the hiring of an investor relations manager during the nine months ended March 31, 2008 and the hiring of consultants for additional lobbying and public relations during the nine months ended March 31, 2008.

     General and administrative stock-based compensation for the nine months ended March 31, 2008 and 2007 consist of the following:

                                                 Nine         Nine
                                                 months       months
                                                 ended        ended
                                                March 31,    March 31,
                                                  2008         2007
                                                ---------    ---------
     Fair value remeasurement of convertible
      notes - affiliates                        $(237,000)   $(667,000)
     Amortization of expenses prepaid with
      stock options granted to non-employees        -           10,000
     Fair value of stock options expensed
      under SFAS 123(R)                          244,000        75,000
                                                --------     ---------
                                                $  7,000     $(582,000)
                                                ========     =========

     Stock-based compensation charges/(credits) increased to $7,000 for the nine months ended March 31, 2008 from $(582,000) for the nine months ended March 31, 2007. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is primarily due to the decrease in the price of the Company's stock from $3.25 at June 30, 2007 to $1.50 per share at his conversion date of December 2, 2007 versus the decrease from the $6.40 per share to $3.90 per share for the nine months ended March 31, 2007. For the nine months ended March 31, 2008 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $244,000, compared to $75,000 during the same period in 2007 due to the issuance of stock options to Mr. Smith during December 2007 which were immediately vested.

Research and development

     Total research and development expenses have increased $110,000 from $1,135,000 to $1,245,000 for the nine months ended March 31, 2007 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation credits of $(192,000) and $(521,000) for the nine months ended March 31, 2008 and 2007, respectively, were $1,437,000 and $1,656,000 for the nine months ended March 31, 2008 and 2007, respectively. The decrease in the nine months ended March 31, 2008 is primarily due to the fact that during the nine month period ended March 31, 2007 the Company declared bonuses to certain research and development employees and consultants of $170,000.

     Research and development stock-based compensation for the nine months ended March 31, 2008 and 2007 consist of the following:

                                                 Nine         Nine
                                                 months       months
                                                 ended        ended
                                                March 31,    March 31,
                                                  2008         2007
                                                ---------    ---------
     Fair value remeasurement of convertible
      notes - affiliates                        $(311,000)   $(913,000)
     Fair value remeasurement of options with
      service conditions                          (80,000)       1,000
     Amortization of expenses prepaid with
      stock options granted to non-employees         -          24,000
     Fair value of stock options expensed
      under SFAS 123(R)                           199,000      367,000
                                                ---------    ---------
                                                $(192,000)   $(521,000)
                                                =========    =========

     Stock-based compensation expense increased from $(521,000) for the nine months ended March 31, 2007 to $(192,000) for the same period in 2008. Stock-based compensation fair value adjusted credits of $(311,000) and $(913,000) for the nine months ended March 31, 2008 and 2007, respectively, was recorded to re-measure the fair value of Brightcap's convertible deferred compensation at March 31, 2008 and 2007, respectively, due, in part, to the change in the price of the Company's stock from $3.25 to $2.12 per share for the nine months ended March 31, 2008, compared to the decrease from the $6.40 per share to $3.90 per share for the nine months ended March 31, 2007. Stock-based compensation fair value adjusted (credit)/expense of $(80,000) and $1,000 was recorded for the nine months ended March 31, 2008 and 2007, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is primarily due to the decrease in the stock price from $3.90 per share at March 31, 2007 compared to $2.12 per share at March 31, 2008. The Company recorded stock-based compensation expense of $199,000 and $367,000 under the provisions of SFAS 123(R)for the nine months ended March 31, 2008 and 2007, respectively for options vested to research and development employees. The decrease is due to no new stock options issuances to research and development employees during the nine months ended March 31, 2008 and decreased vesting of prior year issuances.

Loss from Operations

     As a result of the factors described above, the loss from operations was $1,792,000 and $1,076,000 for the nine months ended March 31, 2008 and 2007, respectively.

Other (income) and expense

     Other (income) and expense was $(1,013,000) and $77,000 for the nine months ended March 31, 2008 and 2007, respectively. Interest expense increased $46,000 from $105,000 for the nine months ended March 31, 2007 to $151,000 for the nine months ended March 31, 2008. Interest expense increased due to the higher debt balances on the 2006 and 2007 Series A Notes for the nine months ended March 31, 2008, but was partially offset by lower interest on convertible deferred compensation balances from the prior year due to conversions. The Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements and $430,000 from release of previously escrowed funds owed to Centerpoint during the nine months ended March 31, 2008. The receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's 57.7% held subsidiary, Centerpoint, which resulted in the recording of the $114,000 minority interest expense of Centerpoint for the nine months ended March 31, 2008.

Cumulative Effect of Change in Accounting Principle

     During the nine months ended March 31, 2007, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

     On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25, using the modified prospective application. In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark A. Smith and Brightcap as of July 1, 2006. The cumulative effect of change in accounting principle increased the net loss per common share of $0.08 for the nine months ended March 31, 2007.

Net loss

     As a result of the factors described above, the net loss was $779,000 and $1,884,000 for the nine months ended March 31, 2008 and 2007, respectively, representing a $0.04 decrease in the net loss per basic and diluted common share before the cumulative effect of change in accounting principle from $0.14 for the nine months ended March 31, 2007 to $0.10 for the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2008, the Company had cash and cash equivalents of approximately $278,000. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the nine months ended March 31, 2008 the Company used $3,000 of cash for investing activities to purchase property and equipment in addition to receiving a refund of $5,000 for leasehold improvements and having $44,000 of restricted cash released for operating use. The Company had no other investing activities for the nine months ended March 31, 2008.

Financing Activities

     The Company had no financing activities during the nine months ended March 31, 2008.

     As of March 31, 2008 the Company has significant debt obligations consisting primarily of mandatorily convertible notes - affiliates of $761,000, 2006 Series A convertible promissory notes - current of $771,000, 2007 Series A convertible promissory notes - affiliates of 1,047,000, 2007 Series A convertible promissory notes of $848,000 and deferred compensation of $742,000. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

Plan of Operations and Outlook

     As of March 31, 2008 the Company had cash and cash equivalents of approximately $278,000. Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2008 fiscal year. However, the Company will need to raise additional capital to execute our business plan discussed below.

     The Company currently intends to seek financing of between $3,000,000 and $50,000,000 during calendar year 2008 in the form of equity and/or debt. The proceeds would be used to expand and accelerate the development activities of Bion's initial Integrated Projects and for general corporate purposes and pay current obligations. If we do not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to the Company and its shareholders. There is no assurance that the Company will successfully complete any financings.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2008 calendar year. At present it is probable, but not certain, that the initial Integrated Project will be located in St. Lawrence County, New York. In addition, Bion intends to choose sites for additional Projects during fiscal year 2008 and 2009 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2013) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $128,443 in connection with the lease as of March 31, 2008. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease.

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

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      There have been no material developments in the legal proceedings described in our Form 10-SB since the filing of the last amendment to that registration statement except the settlement of certain Delaware litigation described in Note 9 to the financial statements included herein.

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   May 7, 2008                By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)