Form 10KSB
period 2008-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-09-26
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  June 30, 2008

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

As of September 15, 2008, 11,070,658 shares of common stock were issued and 10,366,349 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates was approximately $9,066,000.

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

     Bion's technology produces business opportunities in two broad areas: 1) retrofit and environmental remediation of existing CAFOs (described below) and 2) development of "closed loop" Integrated Projects (defined below).

     We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from portions of the CAFO waste stream which renewable energy can be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. The ethanol plant thereby acts as a feed mill for the CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System (defined below) produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     Since 2002, the Company has focused on completing development of its technology platform and business model. As such, we elected not to pursue near term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects. Since the beginning of calendar year 2008, with the substantial completion of the technology/business model development process, Bion has begun to simultaneously pursue both retrofit/remediation and Integrated

Project development opportunities based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology.

     The Company intends to focus its efforts on both the CAFO retrofit/remediation market and on development and operation of Integrated Projects. The Integrated Projects development opportunity will be primarily pursued through our wholly-owned subsidiary, Bion Integrated Projects Group, Inc. (the "Projects Group"), which will focus on development of numerous Integrated Projects in multiple states. The CAFO/environmental remediation opportunity will be pursued primarily through our Bion Services Group, Inc. subsidiary (the "Services Group"), which will also provide design, engineering and construction and project management services to the Projects Group.

     The Company's consolidated financial statements for the years ended June 30, 2008 and 2007 included herein have been prepared assuming the Company will continue as a going concern. The Company has not recorded any revenue for either of the years ended June 30, 2008 or June 30, 2007. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively. The Company had a working capital deficiency and a stockholders' deficit, respectively, of approximately $134,000 and $920,000 as of June 30, 2008. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2008 and June 30, 2007 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

     Currently, Bion is focused on using applications of its patented waste management technology to pursue two large opportunities: 1) retrofit and environmental remediation of existing CAFOs (pursued through our Services Group) and 2) development of Integrated Projects (pursued through our Projects Group).

     As to the opportunity related to retrofit and environmental remediation of existing CAFOs, Bion's Services Group will build upon our redeveloped technology and Bion's 15 years' of experience providing waste treatment services to the livestock industry with its first generation technology applications. Our technology has evolved and been upgraded over the last five years to meet changing standards and requirements. Bion's re-developed technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing livestock operations - of which there are many. Early candidates for these solutions include individual facilities that face impending regulatory action, those that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the San Joaquin Valley or the Chesapeake Bay, where financial incentives are (or may become) available that encourage voluntary nutrient reductions from agricultural sources. The Company's recently announced memorandum of understanding related to installation of its next-generation system on a commercial dairy in Pennsylvania in the Chesapeake Bay watershed represents the Company's first new endeavor in this market segment. This installation, if and when completed, will reduce nitrogen and ammonia emissions from the dairy (and possibly affiliated poultry operations) to generate tradable credits as part of a first-of-its-kind nutrient credit trading program through the PA Department of Environmental Protection.

     Bion's Projects Group will pursue the opportunity related to development of Integrated Projects which will include large CAFOs (such as large dairies, beef cattle feed lots and hog farms) with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 or more beef or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and possibly to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing 20 million to 40 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) on a single site and/or on sites within an approximately 30 mile radius. Bion believes its technology platform will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from waste streams and on-site energy utilization in a 'closed loop' manner that reduces the capital expenditures and operating costs for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity of existing CAFOs, ethanol plants and/or end product processors.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate opportunities and/or sites for Projects and/or System installations in multiple states including without limitation New York, Nebraska, Pennsylvania, California, Indiana and other states. The Company anticipates selecting a site for its initial Integrated Project (as well as additional Integrated Projects)during the current fiscal year. Bion anticipates that one (or more) of its initial Integrated Projects may be located in upstate New York and will likely include a 40+ million gallon per year ethanol plant (either new or existing) balanced with a 40-90,000-head beef cattle finishing facility. Bion intends to commence development of its initial Integrated Project during the 2009 fiscal year by optioning land and beginning the permitting process.

     In addition, Bion intends to choose sites for additional Projects through calendar years 2009-10 to create a pipeline of Projects. Management has a 5-year development target (through fiscal year 2014) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8-16 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

     As part of our minor re-structuring to pursue the two opportunities set forth herein, by early October 2008 we will have re-deployed our management team roughly as follows: our President, Mark A. Smith, will serve as President of Services Group supervising Jeremy Rowland, its Chief Operating Officer, and David Mager, its Vice President-Public Policy, and, through our Bion Technologies, Inc. subsidiary, James Morris, our Chief Technology Officer, George Bloom, its Chief Operating Officer, and Jere Northrop, our

Senior Technology Director, will directly assist the Services Group; and Salvatore Zizza and Mark A. Smith will continue to serve as Chairman and President, respectively, of Projects Group supervising the activities of Jeff Kapell, its Vice President-Renewables, and Dominic Bassani, its Vice President-Special Projects and Strategic Planning (who will also consult to the Services Group and other Bion entities).

     The Company's successful accomplishment of these activities is dependent upon many factors including without limitation the following, neither of which can be assured at this date:

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

     Agricultural runoff is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting water quality throughout the country. Clean-up initiatives for the Chesapeake Bay and the Great Lakes (and elsewhere) are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution. In each such case, agriculture in general and CAFO's in particular have been identified among the main contributors of pollution. CAFO's are also significant emitters of pollutants to air, with dairies having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley. Note that a substantial volume of the nitrogen released to the atmosphere from CAFO waste streams as ammonia and other nitrogen gases emitted by CAFOs is then re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Bion's believes that its patented and proven technology offers the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

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

     Bion's technology platform and the resulting herd concentration, in turn, potentially provide the opportunity to integrate a number of revenue generating operations while maximizing the realized value of the renewable energy production. The Bion model will access diversified revenue streams through a balanced integration of technologies to provide a hedge of the commodity risks associated with any of the separate enterprises. We believe that Bion's Integrated Projects may generate revenues and profits from one or more of the following items:

     *  Waste processing and technology licensing fees;

     * Fees related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;

     * Renewable energy production from the waste streams combined with utilization of the energy produced within the Integrated Projects; and

     *  Ethanol production;

     *  Various "environmental" credits.

     Exactly what fees and revenues accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects. If Bion is simply the operator of its waste System within an Integrated Project that it develops, it would generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of the fertilizer and other products generated from the waste treatment process, c) sales of energy to the ethanol plant and/or other facilities, d) fees related to the utilization of the wet distillers grain made possible by the integration, and e) fees for its "developer" role. If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO. Sales of wet distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the wet distillers grain. If Bion also participates in ownership and/or operation of the integrated CAFO (and its facilities), it would generate revenues from the sale of the CAFO's end products. While it is possible that Bion would have a uniform ownership interest throughout a Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

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

     The basic integration in a fully integrated Project will probably include:

     * An ethanol plant and CAFO combination sized to balance the distillers grain by-product of the ethanol production with the feed requirements of the CAFO herd and to meet or exceed the energy needs of the ethanol plant with the renewable energy produced by Bion from the CAFO waste stream. Beyond the production of ethanol, the ethanol facility will function as a feed mill for the CAFO herd which will utilize the spent grain from ethanol production in its feed ration, materially reducing the operating expenses (energy and transportation) and capital expenditure requirements (for items such as dryers) and increasing the net energy efficiency of ethanol production;

     * Additionally, the ethanol plant is potentially a source of waste heat (which, if not productively utilized, would increase ethanol production costs for required disposal) to be used to maintain temperatures throughout the co-located Bion System. In colder climates, additional uses of this waste heat will potentially include heating some of the CAFO or other integrated facilities;

     * Processing, drying and combusting the coarse solids portion of the CAFO's manure stream to produce heat used for solids drying and to replace natural gas usage by the ethanol production process and other co-located facilities;

     * Drying and processing of the fine solids portion of the CAFO's waste stream (if any) into a value-added, marketable, organic fertilizer and/or high protein feed product ingredients; and

     * Co-located end-product production facilities (cheese and/or other dairy processors, beef processing facilities, etc.) that will utilize the output of the CAFO and consume renewable energy produced from the CAFO waste stream.

     In order to implement this plan, Bion will need to work with CAFO's, ethanol producers and, in some cases, end-product processors to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that at least the following take place: a) the CAFO and ethanol plant(and other facilities) agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its System to process the CAFO's waste stream and produce renewable energy and other products therefrom, c) the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration and
d)the ethanol plant and/or end product facilities agree to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases. These agreements could be in the form of joint ventures, in which all parties share the cost and ownership of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

CORPORATE BACKGROUND

     The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located at 641 Lexington Avenue, 17th Floor, New York, New York 10022. Our telephone number at that address is 212-758-6622. We have no additional offices at this time.

DEVELOPMENT OF OUR BUSINESS

     Substantially all of our business and operations to date has been conducted through wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation ("Bion Dairy") through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group")(formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996). Bion is also the parent of Dairy Parks, LLC (an inactive Delaware entity organized July 25, 2001) and Bion PA 1 LLC (a Colorado entity organized August 14, 2008). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9,
1995) ("Centerpoint").

     Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during fiscal year 2002. Since that time, we have been working on technology improvements and applications and in furtherance of our business model of Integrated Project development. We anticipate entering into active commercial transactions during the 2009 fiscal year concerning installation of our Systems for CAFO waste treatment and related environmental remediation and initiation of development of our initial Integrated Projects.

     Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems ("NMS") that produced organic soil products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms. Through June 30, 2002, we sold and subsequently installed, in the aggregate, approximately 30 of these first generation systems in 7 states, of which we believe approximately 10 are still in operation in 3 states. We discontinued marketing of our first generation NMS systems during fiscal year 2002 and turned control of the first generation systems over to the farms on which they were installed. We were unable to produce a business model based on the first generation technology that would generate sufficient revenues to create a profitable business. While continuing to market and operate the first generation systems during the second half of calendar year 2000, we began to focus our activities on developing the next generation of the Bion technology. We no longer operate or own any of the first generation NMS systems.

     As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2003. We designed and tested Systems that use state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions. These Systems are smaller, faster and require less capital per animal than our first generation NMS systems. The initial versions of our new generation of Bion Systems was designed to harvest solids used to produce our organic fertilizer and soil amendments or additives(the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

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

     We currently anticipate that Bion will pursue two large market opportunities: 1)retrofit and environmental remediation of existing CAFOs and
2) development of Integrated Projects.

     We believe significant retrofit opportunities exist that will enable us to generate additional future revenue streams from Bion's technology. This opportunity will be pursued primarily through our Services Group subsidiary which will also provide services to our Integrated Projects operations.

     Bion executed a memorandum of understanding to install a System at the Kreider Dairy in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the effluent. Bion undertook this project due in large part to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion has worked extensively with the Pennsylvania Department of Environmental Protection over the past year to establish a nutrient credit calculation/verification methodology that is appropriate to Bion's proven technology and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions. Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. For example, Bion can reduce the nutrients from an existing dairy (below its baseline discharge levels) much more cost-effectively than a municipal wastewater treatment plant can reduce nutrients to meet its baseline. The municipal facility can purchase credits from Bion to offset its nutrient discharges, rather than spending significantly more money to make the plant upgrades necessary to achieve its own reductions. Bion anticipates that all or a significant part of the capital and operating costs to install Bion's System on the Kreider dairy will be funded out of the credit transaction proceeds. The Pennsylvania DEP has certified the proposed System at Kreider dairy for 125 nitrogen and 16 phosphorus credits (each credit represents an annual pound of reduction) for each of the approximately 1400 dairy cows. Bion anticipates entering a binding agreement with Kreider Farms during the next 30 days.

     In addition, Bion's remains focused on implementation of its integrated technology platform as the basis for development of its large-scale Projects. Bion will pursue this opportunity through our Projects Group subsidiary (and project specific entities) which will be the developer and manager of, and a direct participant in and/or owner of components of, the Projects. As such, Bion will:

     *  Locate, secure and develop appropriate sites;

     * Negotiate agreements with both input providers and in certain instances end-product users;

     * Secure required permits based upon clear standards that establish acceptable environmental operating parameters for each component of the Integrated Projects;

     *  Manage construction and operation of the Projects; and

     * Provide its waste treatment services to CAFO operators for a fee while producing renewable energy for on-site use (including sale to the integrated biofuel and/or end product facilities) and fine solids products for sale.

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

     * 691,528 shares to Centerpoint Corporation ("Centerpoint"), of which shares Bion is the "beneficial owner" of 57.7% through April 30, 2008 and 58.8% thereafter, based on its ownership of Centerpoint.
  Centerpoint has declared a dividend of these shares. When and if Centerpoint delivers shares to its shareholders, the Company will cancel the shares it receives upon receipt;

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

2006 SERIES A CONVERTIBLE PROMISSORY NOTES

     On September 13, 2006, Bion closed an offering of its Series A Convertible Promissory Notes in the principal amount of $700,000. The notes earned interest at the rate of 6%, payable on May 31, 2008, the maturity of the notes. All principal and accrued interest under the notes were required to be converted into common shares of Bion at the rate of $6 per share if the closing market price of Bion's common stock has been at or above $7.20 per share for 10 consecutive trading days and the earlier to occur of (i) an effective registration statement allowing public resale of the shares received upon conversion of the notes or (ii) one year after September 13, 2006. No conversion could occur unless Bion became a "reporting company" with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). The notes could also be converted, in whole or in part, at the election of the noteholders. On May 31, 2008, the principal and accrued interest of each of the 2006 Notes, totaling $779,074, were exchanged, via subscription agreements, for 389,543 shares of restricted common stock of the Company at $2.00 per share.

2007 SERIES A CONVERTIBLE PROMISSORY NOTES

     In March and April 2007, Bion sold $800,000 of its 2007 Series A Convertible Promissory Notes to existing investors. The notes earned interest at the rate of 6%, payable on July 1, 2008, the maturity date of the notes. Principal and accrued interest under the notes was convertible at $4.00 per share. Additionally, Mark A. Smith, our President, accepted $151,645 of the Company's 2007 Series A Convertible Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006. Salvatore Zizza, Chairman and a Director of Bion's operating subsidiary, Bion Dairy Corporation, and Bright Capital, Ltd. ("Brightcap"), which provide the consulting services of Dominic Bassani to the Bion companies, accepted $379,389 and $455,486, respectively, of the Company's Series A Notes in exchange for their respective deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for their respective deferred compensation owed by Bion on December 31, 2006.

     On May 31, 2008 all of the non-affiliate 2007 Note holders converted their 2007 Notes totaling $856,737 (including accrued interest) into 428,369 restricted common shares of the Company. Also on May 31, 2008, 2007 Notes owned by affiliates totaling $650,427 (including accrued interest) were converted into 325,214 common shares of the Company. These Notes were converted at a price of $2.00 per share.

     On June 18, 2008, Mr. Zizza, the remaining affiliated holder of outstanding 2007 Note (Series A) increased the principal of his 2007 Note by $375,000 which represented deferred compensation accrued through June 30, 2008 and agreed to add his future compensation from the Company to his Note as it accrues. The conversion price of this remaining 2007 Note of $4.00 per share is above the approximate market price of the Company's common shares at the commitment date. This remaining 2007 Note is subject to certain risks of forfeiture and/or cancellation.

SALE OF COMMON STOCK

     In June 2008, the Company completed a private financing of 325,000 shares of common stock priced at $2.00 per share. Net proceeds to the Company were $630,000.

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

     Additionally, a number of companies, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, are pursuing the development of various forms of "closed loop" projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production. While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs). Although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that is produced by Bion's use of combustible solids extracted from the waste stream based on Bion's internal analysis. Further, none of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

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

PATENTS

     We are the sole owner of nine United States patents (including one patent which has been granted but the Company is awaiting the publication date and patent number), one Canadian patent, one patent from Mexico and one New Zealand patent:

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

     On April 15, 2005, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 11/106,751. We received a US Patent and Trademark Office ("USPTO") Notice of Allowance related to this application on 7/23/08. The patent will publish and officially issue with a patent number pending final fee payment (made) and USPTO posting. The term of protection will expire 12/26/2021.

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

RESEARCH AND DEVELOPMENT

     During the year ended June 30, 2008 we expended approximately $792,000 (including non-cash expenditures) on undertaking research and development related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects. Bion's main efforts were directed at further development of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed. On-going research related to reduction of nutrient releases and gaseous emissions from CAFO waste streams also took place at the DeVries dairy facility and elsewhere. The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the prior year due to the fact that during the 2008 fiscal year a greater portions of the Company's activities were focused on commercialization and business development based on our technology.

     During the year ended June 30, 2007 we expended approximately $1,510,000 (including non-cash expenditures) on undertaking research and development related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects. Bion's main efforts were directed at further development of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed. On-going research related to reduction of nutrient releases and gaseous emissions from CAFO waste streams also took place at the DeVries dairy facility and elsewhere.

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

EMPLOYEES

     As of September 15, 2008, we had 11 employees and full-time consultants, all of whom are full-time except for Jere Northrop, our Senior Technology Director, who works for the Company on a part-time basis. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

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

     The Company holds nine United States patents, one Canadian patent, one patent from Mexico and one New Zealand patent as described above. Two patent applications have been filed and are pending.

ITEM 3.  LEGAL PROCEEDINGS

    Bion, our President Mark A. Smith and Bion Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation"), which was settled on August 10, 2007. As part of the settlement reached in the TCMP Litigation, Bion, its majority owned subsidiary Centerpoint Corporation ("Centerpoint"), and Bion's shareholders (as of January 15, 2002 other than the 'Released Parties' in these two actions who are not current officers and/or directors of Bion) ("Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware, case number 2968-VCP (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to the settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of Bion common stock; b) a warrant to purchase 100,000 shares of Bion's common stock, and c) 140,000 shares of the common stock of Centerpoint Corporation. Delivery of these securities (net of 10% attorneys' fees) took place during the second quarter of 2008 and each member of the Shareholder Class will receive the equivalent of approximately ..05 Bion shares for each share of Bion common stock (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to Bion and Centerpoint all of their rights to any proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 Bion and Centerpoint received $798,000 (before attorneys' fees and other expenses), in aggregate, from the Aprilia Escrow. As part of the settlement, one of the other defendants paid $150,000 into a settlement fund, through insurance, from which funds Bion and Centerpoint received $110,000, in aggregate, on September 10, 2007. Pursuant to the settlement, $165,000 was paid, through insurance, into a settlement fund on behalf of Bion, Bion Dairy Corporation and Mark Smith.

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

                                            2007            2008
                                       --------------   -------------
Fiscal Year Ending June 30,            High     Low     High     Low
---------------------------            ----     -----   -----    -----

First Fiscal Quarter                   $7.00    $5.20   $3.90    $2.20
Second Fiscal Quarter                  $6.00    $5.00   $2.34    $1.25
Third Fiscal Quarter                   $5.50    $3.55   $2.45    $1.70
Fourth Fiscal Quarter                  $3.90    $2.75   $2.55    $2.00

     (b)  Holders

     The number of holders of record of our common stock at September 15, 2008 was approximately 1,838. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     Included in ITEM 7 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2008 and 2007 ("Financial Statements").

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

BUSINESS OVERVIEW

     The Company has been focused on completion of the development of its second-generation technology which provides solutions for environmentally sound clean-up of the waste streams of large-scale CAFO's and creates economic opportunities for integration of renewable energy production, ethanol production, sustainable animal husbandry and organic soil/fertilizer and feed production. We believe our technology will also allow development of Projects that can also directly integrate with dairy (and other CAFO) end-users creating significant energy savings, efficiency increases and branding opportunities. The integration made possible by the Company's technology can potentially increase profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex. The Company is in the process of finalizing engineering, design and economic modeling for applications and Integrated Projects and expects to select the site for, begin permitting and, commence development of its initial Integrated Project during the 2009 fiscal year. During the same period, the Company intends to re-launch its services group which will focus on providing environmental remediation services utilizing the Company's proprietary, patented technology applications to retrofit existing CAFOs in selected geographic markets.

     The consolidated financial statements for the years ended June 30, 2008 and 2007 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had a working capital deficiency and a stockholders' deficit of approximately $134,000 and $920,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2008 includes a "going concern" explanatory paragraph which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based compensation

     Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"), using the prospective method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. These assumptions require significant management judgment.

     In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed to Mark A. Smith ($1,522,000) and Brightcap ($2,081,000) as of July 1, 2006. The Company re-measures the fair value of the convertible notes at each reporting period after July 1, 2006, using a Black-Scholes model approach, and records any adjustments as non-cash compensation expense in the re-measurement period. At December 2, 2007 and May 31, 2008, the conversion dates, the fair value of deferred compensation owed Mark Smith and Brightcap was re-measured at $539,000 and $754,000, respectively, and resulted in credits to earnings of $237,000 and $323,000, respectively, for the year June 30, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

     During October 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management's judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the "FSP"). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of

SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its consolidated financial statements upon adoption.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and
(3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its consolidated financial statements unless the Company enters into business acquisitions in the future.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the effect the adoption of this statement will have on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The statement is effective for the Company on January 1, 2009. The Company does not expect the adoption of SFAS 161 will have an impact on its consolidated financial statements.

YEAR ENDED JUNE 30, 2008 COMPARED TO YEAR ENDED JUNE 30, 2007

General and Administrative

     Total general and administrative expenses increased $1,901,000 from $188,000 to $2,089,000 for the years ended June 30, 2007 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $333,000 and $(604,000) for the years ended June 30, 2008 and 2007, respectively, were $1,756,000 versus $792,000 for the years ended June 30, 2008 and 2007, respectively. The primary reason for the increase in general and administrative expenses during the year ended June 30, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $529,000 and $70,000 for the years ended June 30, 2008 and 2007, respectively, and the increase is due to the expensing of previous research and development employees to general and administrative and the hiring of an investor relations manager for the entire 2008 fiscal year. Consulting expense increased from $32,000 to $729,000 for the years ended June 30, 2007 and 2008, respectively due to the Company's shift from research and development to general and administrative described above and additional lobbying and
public relations consulting during the year ended June 30, 2008.   Offsetting
the increased salary and consulting expenses were lower legal costs for the year ended June 30, 2008 due to the insurance reimbursement of Centerpoint related legal fees. In addition accounting and audit costs were $84,000 lower due to the absence of costs in the current year for services related to the Form 10-SB registration. The Company also incurred lower rent expense, $89,000 and $141,000 for the years ended June 30, 2008 and 2007, respectively, due to additional sub-tenant month to month rentals during the year ended June 30, 2008.

     General and administrative stock-based compensation for the years ended June 30, 2008 and 2007 consist of the following:

                                                  2008          2007
                                                ---------    ---------
Fair value remeasurement of convertible
 notes - affiliates                             $(237,000)   $(779,000)
Fair value remeasurement of options with
 service conditions                               (19,000)        -
Amortization of expenses prepaid with
 stock options granted to non-employees            70,000       10,000
Fair value of stock options expensed
 under SFAS 123(R)                                519,000      165,000
                                                ---------    ---------
     Total                                      $ 333,000    $(604,000)
                                                =========    =========

     Stock-based compensation charges/(credits) increased to $333,000 for the year ended June 30, 2008 from $(604,000) for the year ended June 30, 2007. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is primarily due to the decrease in the price of the Company's stock from $3.25 at June 30, 2007 to $1.50 per share at his conversion date of December 2, 2007 versus the decrease from the $6.40 per share to $3.25 per share for the year ended June 30, 2007. For the year ended June 30, 2008 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $519,000, compared to $165,000. The increase is attributable to additional expense recognized during the year ended June 30, 2008 due to the modification of vested options during the period and the additional cost of former research and development employee options being charged to general and administrative expense.

Research and development

     Total research and development expenses have decreased $718,000 from $1,510,000 to $792,000 for the years ended June 30, 2007 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation credits of $(149,000) and $(632,000) for the years ended June 30, 2008 and 2007, respectively, were $941,000 and $2,142,000 for the years ended June 30, 2008 and 2007, respectively. The primary reason for the decrease in research and development expenses during the year ended June 30, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities)that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $391,000 and $699,000 for the years ended June 30, 2008 and 2007, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $625,000 to $37,000 for the years ended June 30, 2007 and 2008, respectively, due to the shift from research and development to general and administrative. Another contributing factor to the decreased research and development costs is that during the year ended June 30, 2007 the Company declared bonuses to certain research and development employees and consultants of $170,000.

     Research and development stock-based compensation for the years ended June 30, 2008 and 2007 consist of the following:

                                                  2008          2007
                                                ---------   -----------
Fair value remeasurement of convertible
 notes - affiliates                            $(323,000)   $(1,066,000)
Fair value remeasurement of options with
 service conditions                              (19,000)       (16,000)
Amortization of expenses prepaid with
 stock options granted to non-employees           34,000         33,000
Fair value of stock options expensed
 under SFAS 123 (R)                              159,000        417,000
                                               ---------    -----------
     Total                                     $(149,000)   $  (632,000)
                                               =========    ===========

     Stock-based compensation expense increased from $(632,000) for the year ended June 30, 2007 to $(149,000) for the same period in 2008. Stock-based compensation fair value adjusted credits of $(323,000) and $(1,066,000) for the years ended June 30, 2008 and 2007, respectively, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation at May 31, 2008, the date of conversion, and June 30, 2007, respectively. The increase was due, in part, to the change in the price of the Company's stock from $3.25 to $2.05 per share for the eleven months ended May 31, 2008, compared to the decrease from the $6.40 per share to $3.25 per share for the year ended June 30, 2007. The Company recorded stock-based compensation expense of $159,000 and $417,000 under the provisions of SFAS 123(R) for the years ended June 30, 2008 and 2007, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2008 were partially allocated to general and administrative.

Loss from Operations

     As a result of the factors described above, the loss from operations was $2,881,000 and $1,697,000 for the years ended June 30, 2008 and 2007, respectively.

Other (income) and expense

     Other (income) and expense was $(1,102,000) and $121,000 for the years ended June 30, 2008 and 2007, respectively. Interest expense increased $30,000 from $156,000 for the year ended June 30, 2007 to $186,000 for the year ended June 30, 2008. Interest expense increased due to the higher debt balances on the 2006 and 2007 Series A Notes for the year ended June 30, 2008, but was partially offset by lower interest on convertible deferred compensation balances from the prior year due to conversions. The Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements, $430,000 from release of previously escrowed funds owed to Centerpoint and $127,000 from the extinguishment of previously outstanding accounts payable during the year ended June 30, 2008. The receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's majority held subsidiary, Centerpoint, which resulted in the recording of the $118,000 minority interest expense of Centerpoint for the year ended June 30, 2008.

Cumulative Effect of Change in Accounting Principle

     During the year ended June 30, 2007, the Company recorded the cumulative effect of a change in accounting principle of $731,000.

     On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25, using the modified prospective application. In accordance with SFAF 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as a cumulative effect of a change in accounting principle. The Company recorded the cumulative effect of a change in accounting principle of $731,000 due to the calculation of the fair value of convertible deferred compensation owed Mark A. Smith and Brightcap as of July 1, 2006. The cumulative effect of change in accounting principle increased the net loss per common share by $0.09 for the year ended June 30, 2007.
                                      25

Net loss

     As a result of the factors described above, the net loss was $1,779,000 and $2,549,000 for the years ended June 30, 2008 and 2007, respectively, representing a $0.02 decrease in the net loss per basic and diluted common share before the cumulative effect of change in accounting principle from $0.23 for the year ended June 30, 2007 to $0.21 for the same period in 2008.

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

     General and administrative stock-based compensation for the years ended June 30, 2007 and 2006 respectively consist of the following:

                                                  2007          2006
                                                ---------    ---------
Fair value remeasurement of convertible
 notes - affiliates                             $(779,000)   $    -
Intrinsic value remeasurement of convertible
 notes - affiliates                                  -         834,000
Amortization of expenses prepaid with
 stock options granted to non-employees            10,000         -
Fair value of stock options expensed
 under SFAS 123(R)                                165,000         -
                                                ---------    --------
     Total                                      $(604,000)   $834,000
                                                =========    ========

     Stock-based compensation expense decreased to ($604,000) for the year ended June 30, 2007 from $834,000 for the year ended June 30, 2006. The decrease in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is due to: a) the Company's adoption of SFAS 123(R) which measures the fair value of the convertible feature of the liability, versus valuing under the intrinsic value method, and b) the decrease in the price of the Company's stock from $6.40 to $3.25 per share for the year ended June 30, 2007 versus the increase from the $2.00 per share floor to $6.40 per share for the year ended June 30, 2006.

Research and development

     Total research and development expenses have decreased $2,300,000 from $3,810,000 to $1,510,000 for the years ended June 30, 2006 and 2007, respectively.

     Research and development expenses, excluding stock-based compensation (credits)/expenses of $(632,000) and $1,892,000 for the years ended June 30, 2007 and 2006, respectively, increased $225,000 from $1,917,000 to $2,142,000 for the years ended June 30, 2006 and 2007, respectively. Contributing to the increase was salary and payroll taxes, consulting fees, and legal fees. During fiscal year 2007, the company hired a chief operating officer and also declared bonuses to the research and development employees which increased salary and related payroll taxes by $292,000 over the prior year. Consulting expenses increased approximately $170,000 when comparing fiscal year ended June 30, 2007 to the same period in 2006 due to the Company's consulting/ employment agreement with the Chairman and director of Dairy which was in effect for the full year during fiscal year 2007, versus six months in the 2006 fiscal year. Offsetting the increases described above were decreased expenditures of $177,000 relating to research and development subcontractor and material expenses on the DeVries project due to the majority of the project testing being completed in fiscal year 2006.

     Research and development stock-based compensation for the years ended June 30, 2007 and 2006 consist of the following:

                                                   2007           2006
                                                -----------   -----------
Fair value remeasurement of convertible
 notes - affiliates                             $(1,066,000)  $     -
Intrinsic value remeasurement of convertible
 notes - affiliate                                     -       1,140,000
Fair value remeasurement of options with
 service conditions                                 (16,000)     727,000
Amortization of expenses prepaid with stock
 options granted to non-employees                    33,000       25,000
Fair value of stock options expensed
 under SFAS 123 (R)                                 417,000         -
                                                -----------   ----------
     Total                                      $  (632,000)  $1,892,000
                                                ===========   ==========

     Stock-based compensation expense decreased from $1,892,000 for the year ended June 30, 2006 to ($633,000) for the same period in 2007. The decrease is attributable to Brightcap's convertible deferred compensation and compensation costs relating to the Company's options with service conditions and graded vesting. Stock-based compensation fair value adjusted (credit) expense of ($1,066,000) and $1,140,000 for the years ended June 30, 2007 and 2006, respectively, was recorded to re-measure the fair value and to recognize the intrinsic value of Brightcap's convertible deferred compensation at June 30, 2007 and 2006, respectively, due, in part, to the decrease in the price of the Company's stock from $6.40 to $3.25 per share for the year ended June 30, 2007, compared to the increase from the $2.00 per share floor to $6.40 per share for the year ended June 30, 2006. Stock-based compensation fair value adjusted (credit) expense of ($16,000) and $722,000 was recorded for the years ended June 30, 2007 and 2006, respectively for the non-employee options that include service conditions and have graded vesting schedules. The decrease is due to the decrease in the stock price from $6.40 per share at June 30, 2006 to $3.25 per share at June 30, 2007. The Company recorded stock-based compensation expense of $417,000 under the provisions of SFAS 123(R) for the year ended June 30, 2007 for options vested to research and development employees. No similar expense was recorded for the prior year as the Company adopted SFAS 123(R) effective July 1, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2008, the Company had cash and cash equivalents equal to $478,899. During the year ended June 30, 2008, net cash used in operating activities was $568,000. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources.

Investing Activities

     During the year ended June 30, 2008 the Company used $5,000 of cash for investing activities to purchase property and equipment in addition to receiving a refund of $5,000 for leasehold improvements and having $44,000 of restricted cash released from escrow. The Company had no other investing activities for the year ended June 30, 2008.

Financing Activities

     During the year ended June 30, 2008, $630,000 of cash was provided by financing activities resulting from the sale of 325,000 shares of the Company's common shares through a private placement. The shares were sold at $2.00 per share and raised gross proceeds of $650,000, while the Company incurred $20,000 of costs associated with the private placement.

     As of June 30, 2007 the Company has significant debt obligations consisting primarily of 2007 Series A convertible promissory notes - affiliates of $784,122 and deferred compensation of $25,000. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

     2007 Series A Convertible Promissory Notes:

     During March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes"). In addition the Company issued 2007 Notes totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation. The 2007 Notes were convertible into shares of the Company's common stock at $4.00 per share until maturity on July 1, 2008, at the election of the 2007 Note holder, and will accrue interest at 6% per annum. The 2007 Note holders also had the option to exchange the 2007 Notes, plus interest, for securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the Company raises less than $3,000,000. The Company has the right to require the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more.

     On May 31, 2008 all of the non-affiliate 2007 Note holders converted their 2007 Notes totaling $856,737 including accrued interest into 428,369 restricted common shares of the Company. Also on May 31, 2008, 2007 Notes to affiliates totaling $650,427 including accrued interest were converted into 325,214 common shares of the Company. These Notes were converted at a price of $2.00 per share, the price at which the Company sold common stock during the same period.

     On June 18, 2008 the remaining affiliated holder of the outstanding 2007 Notes increased the principal of his 2007 Note by $375,000 to $784,000 which represents deferred compensation earned through June 30, 2008. The holder agreed to add his future compensation from the Company to his 2007 as it accrues. The conversion price of the remaining 2007 Note of $4.00 per share was above the approximate market price of the Company's common shares at the commitment date of the offering. This remaining Note is subject to certain risks of forfeiture and or cancellation.

Plan of Operations and Outlook

     As of June 30, 2008 the Company had cash and cash equivalents of approximately $479,000. Based on our operating plan, management believes that existing cash on hand will be sufficient to fund the Company's basic overhead through the end of the 2009 fiscal year. However, the Company will need to raise additional capital to execute our business plan discussed below.

     The Company currently intends to seek financing of between $3,000,000 and $50,000,000 during fiscal year 2009 (and thereafter) in the form of equity and/or debt. The proceeds would be used to expand and accelerate the development activities of Bion's initial Integrated Projects, for marketing and construction of its Systems for retrofit of existing CAFOs and for general corporate purposes and pay current obligations. If we do not receive sufficient funding on a timely basis, it could have a material adverse effect on our liquidity, financial condition and business prospects. Additionally, in the event that we receive funding, it may be on terms that are not favorable to the Company and its shareholders. There is no assurance that the Company will successfully complete any financings.

     Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and also integrated with CAFO end product processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets.

    Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 fiscal year. At present it is possible, but not certain, that the initial Integrated Project will be located in St. Lawrence County, New York (although other locations in New York and other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2008 and 2009 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2014) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early construction stage. No Integrated Project has been developed to date.

     Bion is presently establishing and strengthening its implementation management team with the intention of commencing development and construction of an initial Project and re-entering the CAFO environmental retrofit and remediation market during fiscal year 2009. Bion will need to continue to hire additional management and technical personnel as it moves from the technology re-development phase to the commercialization and implementation phase during the 2009 fiscal year.

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations:

    The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $128,443 in connection with the lease as of June 30, 2008. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease.

     The Company had an employment agreement with its president, Mark Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008 and granted Mr. Smith options to purchase 125,000 shares of the Company's common stock at $2.20 per share, expiring on December 31, 2011. On May 31, 2008, an agreement was reached whereby Mr. Smith will continue his services as president through December 31, 2008 and effective January 1, 2009 (or March 31, 2009 at the latest) through December 31, 2009, he will provide services to the Company in a consulting capacity at his current compensation.

     Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000 annually for Mr. Bassani's services.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Dairy, with an annual salary of $300,000. Commencing June 2008, Mr. Zizza's compensation will be added to the principal of his 2007 Notes as accrued.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time services to the Company through March 2006. Since April 2006, Mr. Kapell has served as Projects Group's Vice President-Renewables at a salary of $120,000 per year. In June 2008, the employment agreement terms were extended through July 1, 2012.

       Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland. Through August 2008 Mr. Rowland served in the position of Chief Operating Officer of Bion Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Since September 15, 2008, Mr. Rowland serves as Chief Operating Officer of the Company's Services Group subsidiary.

     Effective June 1, 2007, the Company entered into an employment agreement, effective through August 31, 2009, with Craig Scott whereby Mr. Scott was appointed Vice President of Capital Markets/Investor Relations at an annual salary of $120,000.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-B) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7.  FINANCIAL STATEMENTS.

     The consolidated financial statements are set forth on pages F-1 through F-30 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2008, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008 as a result of the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

     There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Principal Financial Officer (the same person) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework").

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. Our Chief Executive Officer and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report on internal control in this annual report.

ITEM 8B.  OTHER INFORMATION

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name                       Age     Position
----                       ---     --------

Director and Officers:

  Mark A. Smith            58      President, General Counsel, Interim Chief
                                   Financial Officer and Director

  Jere Northrop            66      Senior Technology Director and Director

  Jon Northrop             65      Secretary and Director

  Salvatore J. Zizza       63      Chairman and Director of Projects Group

  George W. Bloom          54      Chief Operating Officer of Bion
                                   Technologies

  Jeremy Rowland           45      Chief Operating Officer of Services Group

Significant Employees:

  James W. Morris          58      Chief Technology Officer of Bion
                                   Technologies

  Jeff Kapell              62      V.P.-- Renewables of Projects Group

  David Mager              55      V.P.-- Public Policy of Services Group

  Dominic Bassani          61      Full Time Consultant to Bion and
                                   V.P.-Special Projects and Strategic

Planning of Projects Group

     Mark A. Smith (58) has been President, General Counsel, interim Chief Financial Officer and a director of Bion Environmental Technologies, Inc. since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts
(1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-
2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

     Jere Northrop (66) is the founder of Bion and developed its technology. He has served as the Company's Senior Technology Director since 1999 and has been a Board of Directors member since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to July 23, 1999. Since 2003, Dr. Northrop has served as a director of As It Is, Inc., a private company of which he is a cofounder. Prior to founding Bion, he had ten years experience in the management of operations and process control at a large municipal advanced wastewater treatment plant in Amherst, New York (1979-1989). He also has twenty-five years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a BS degree in biology from Amherst College, Amherst, Massachusetts (1964), a PhD in biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop is the brother of Jon Northrop.

     Jon Northrop (65) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

     Salvatore J. Zizza (63) rejoined Bion and Projects Group during 2005 on a consulting basis and assumed the positions of Chairman and Director of Projects Group on January 1, 2006. Mr. Zizza served as a Director of Bion from December 1999 through February 2003. Mr. Zizza has agreed to join Bion's Board of Directors and serve as Bion's Chairman once Bion has commenced Exchange Act reporting with Securities and Exchange Commission and has secured adequate director and officer liability insurance coverage. From 2003 to 2005, Mr. Zizza was self employed providing consulting services as well as his board of director duties as described below. He served as Chairman of the Board, President and Treasurer from 1992 through 1997 of Hollis Eden Pharmaceuticals (HEPH) (f/k/a IAC) and has served as a Director since 1998. Mr. Zizza served as Chairman of the Board of Directors of The Lehigh Group, Inc. (f/k/a The LVI Group Inc.) ("LHG") beginning in 1991, and was President and Chief Financial Officer of The Lehigh Group, Inc. from 1985 to 1991. LHG, a New York Stock Exchange listed company, was engaged, through its subsidiary, in the distribution of electrical products, and from 1985 until 1991 was one of the largest interior construction and asbestos abatement firms in the United States. Mr. Zizza was Chief Operating and Chief Financial Officer of NICO, Inc., an interior construction firm, from 1978 until its acquisition in 1985 by LHG. Mr. Zizza is a director of The Gabelli Equity Trust, The Gabelli Asset Fund, The Gabelli Growth Fund and The Gabelli Convertible Securities Fund and other funds in the Gabelli Fund family. Mr. Zizza is presently Chairman of Hallmark Electrical Supplies Corp, a distributor of electrical products, Bethlehem Advanced Metals which designs and manufactures high-temperature furnaces for sale and for its own use in the processing of specialty carbon, graphite and ceramic materials for semiconductor and aerospace applications, and Chairman of Metropolitan Paper Recycling, the largest independent recycler in New York.

     George W. Bloom (54) has been with Bion Technologies, Inc. since December 2000 and has served as Chief Operating Officer since January 15, 2002. From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure. Mr. Bloom is a registered professional engineer with over twenty years environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities. Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

     Jeremy Rowland (45) joined Bion on September 18, 2006 and presently serves as Chief Operating Officer of Services Group. Prior to joining Bion, he worked for URS Corporation, a major national engineering/consulting firm, for 16 years where he developed and lead URS's efforts in the renewable energy marketplace. Mr. Rowland has eighteen years experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. Mr. Rowland earned his MS in Environmental Science in 1987 and his BS in Forest Ecology in 1985 from Southern Illinois University, School of Agriculture Science.

     James W. Morris (58) has served as Chief Technology Officer of Bion Technologies, Inc. since February 2002 and is co-inventor of portions of the Bion Process. Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of

     James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience. Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University. He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food

Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

     Jeff Kapell (62) became a consultant to Bion and Projects Group in December 2003 and joined the Bion management team on a full-time basis during April 2006 as Projects Group's Vice-President -- Renewables. Previously, Mr. Kapell was Associate Principal at SJH & Company, a strategic management-consulting group serving the global agri-food industry. Mr. Kapell served SJH & Company from 2000 to 2005. While at SJH, he led the firm's development of a practice area in "renewables" and has become recognized throughout the industry as a sector expert at the intersection of agriculture and renewable energy. Commencing in mid-2005, Mr. Kapell provided consulting services to Bion and Bion Dairy as Principal of Kapell Consulting. Mr. Kapell has also been a cranberry grower for the past twenty-five years and has served on the Board of Ocean Spray Cranberries, Inc., as president of The Cape Cod Cranberry Growers Association, and is currently Vice-Chairman of the Board of the Cranberry Institute. Mr. Kapell is an engineer by training, having performed systems analysis for several firms prior to launching his farming and consulting ventures. Mr. Kapell is a graduate of Lehigh University.

     David Mager (55) became a consultant on a full time basis to Bion and its Services Group subsidiary in June 2003 and serves as Bion Dairy's Vice President for Public Policy. He is a scientist, inventor and consultant whose specialty is helping companies serve a "dual bottom line" of being profitable while being environmentally and socially responsible. Prior to joining Bion, Mr. Mager was employed for over 20 years providing environmental consulting to companies such as Amoco, General Electric, General Motors, Coca Cola, IBM, Unilever, Aveda, Tommy Boy Records, Rhino Records, Eileen Fisher, Stonyfield Farm Yogurt, Kozy Shack, Gaiam and ABC Home. He has focused on helping his clients continuously improve their environmental footprints. Since 2001, he has been a principal of Meadowbrook Lane Capital, LLC, an investment bank, through which he provides his services to Bion and Bion Dairy. Mr. Mager has a BS in biology from the State University of New York at Stony Brook (1975).

     Dominic Bassani (62), a full-time consultant to the Company, served as the General Manager of Bion' Projects Group subsidiary from April 2003 through September 2006. Since September 15, 2008 he has served as Vice President-Special Projects and Strategic Planning of our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp.
(ICCA), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

     In addition, the following person became a director of our Projects Group subsidiary effective October 15, 2006 and has agreed to become a director of Bion upon the Company's acquisition of director and officer liability insurance:

     Richard Berman (67) has a business career that spans over 35 years of venture capital, management and merger & acquisitions experience. Since 1982, Richard Berman has mainly been active as an investor, advisor, manager, director, and financier to over 100 public and private companies, with emphasis on biotech, internet, and other technology sectors. In the last five years, Mr. Berman has served as a director and/or officer of approximately a dozen public and private companies. He is currently CEO of Nexmed, a small public biotech company; Chairman of National Investment Managers, a public company in pension administration and investment management; and Chairman of Candidate Resources, a private company delivering human resources services over the web, and Chairman of Fortress Technology Systems (homeland security). Mr. Berman is a director of seven public companies: Dyadic International, Inc., Broadcaster, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc., National Investment Managers, and Advaxis, Inc. From 1998-2000, Mr. Berman was employed by Internet Commerce Corporation as Chairman and CEO. From 1975-1982 Mr. Berman served Banker Trust Company, New York with a final position of Senior Vice President where he was Head of Mergers & Acquisitions and Leverage Buyout Departments. Mr. Berman is active in real estate and venture capital investing. He is a past Director of the Stern School of Business of NYU where he obtained his BS
(1964) and MBA (1973). He also has US and foreign law degrees from Boston College (1969) and The Hague Academy of International Law, respectively.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid to, or accrued for, each of our current and former executive officers during each of our last three fiscal years and the compensation paid to, or accrued for, each of our significant employees and consultants for the same period.



                                               Summary Compensation Table

                                          Annual Compensation                        Long-Term Compensation
                                     --------------------------    --------------------------------------------------
                                                                             Securi-
                                                                             ties
                                                                   Re-       Under-             All Other
                                                        Other      stricted  lying              Compensa-
                              Fiscal                    Compen-    Stock     Options/  LTIP     tion
Name and Principal Position   Year   Salary(1)  Bonus   sation     Awards    SARs      Payouts  (2)(3)      Total
---------------------------   ------ ---------  ------  -------    --------  --------  -------  ----------  ---------
Mark A. Smith (2),            2008   150,000    16,000  18,741 (5)     -     227,870     -       (237,383)    175,228
 President and Interim Chief  2007   150,000      -     26,862 (5)     -     73,500      -       (778,859)   (528,497)
 Financial Officer since      2006   150,000    12,500  20,569 (5)     -     121,875     -        833,758   1,138,702
 March 25, 2003, Director

Jere Northrop,                2008    60,000      -       -            -      19,100     -           -         79,100
 Senior Technology Officer,   2007    60,000    19,000    -            -        -        -           -         79,000
 Director                     2006    57,999    12,000    -            -     118,750     -           -        188,749

Jon Northrop,                 2008      -         -       -            -      7,550      -           -          7,550
 Secretary, Director          2007      -         -       -            -        -        -           -           -
                              2006      -         -       -            -      68,750     -           -         68,750

Brightcap/ Dominic
 Bassani (3),                 2008   300,000      -     57,162 (5)     -        -        -       (323,387)     33,775
 VP-Special Projects &        2007   300,000    20,000  56,647 (5)     -        -        -     (1,065,569)   (688,922)
 Strategic Planning           2006   300,000      -     44,719 (5)     -        -        -      1,140,535   1,485,254

Salvatore J. Zizza, (4)       2008   300,000      -     24,120 (5)      -       -        -           -        324,120
 Chairman and Director        2007   300,000      -     10,002 (5)      -       -        -           -        310,002
 of Projects Group            2006   210,000      -       -             -       -        -           -        210,000

George W. Bloom, (5)          2008   150,000      -       -             -     23,542     -           -        173,542
 Chief Operating Officer      2007   150,000    47,500    -             -     28,250     -           -        225,750
 Bion Technologies            2006   142,500    30,000    -             -       -        -           -        172,500


                                                         39

James W. Morris, (6)          2008   150,000      -       -             -     23,542     -           -        173,542
 Chief Technology Officer     2007   150,000    67,500    -             -     28,250     -           -        245,750
 Bion Technologies            2006   142,500    30,000    -             -       -        -           -        172,500

David Mager,                  2008   150,000      -       -             -       -        -           -        150,000
 Vice President for Public    2007   150,000      -       -             -       -        -           -        150,000
 Policy of Service Group      2006   150,000      -       -             -       -        -           -        150,000

Jeremy Rowland                2008   150,000      -       -             -    195,008     -           -        345,008
 Chief Operating Officer      2007   118,750      -       -             -    345,400     -           -        464,150
 of Services Group            2006      -         -       -             -       -        -           -           -

Jeff Kapell                   2008   120,000      -       -             -      6,271     -           -        126,271
 Vice President Renewables    2007   120,000      -       -             -       -        -           -        120,000
 Projects Group               2006    60,000      -       -             -       -        -           -         60,000
______________________________

(1)  Includes compensation paid by Bion Technologies, Inc. and Projects Group, our wholly owned subsidiaries.

(2)  Mr. Smith has agreed to provide services to Bion and subsidiaries through December 31, 2009 at a salary of
$150,000 all of which has been deferred to date.  On April 4, 2006, Mr. Smith's accrued deferred compensation was exchanged for a promissory note and conversion agreement.  Through December 2, 2007, $412,124 had been accrued on the note, including interest at the rate of 6% per annum, at which point it was converted into 274,750 shares of the
Company's common stock at the conversion rate of $2.00 per share.  The "Other Compensation" represents the change in the fair value of Mr. Smith's deferred compensation recorded as an expense of the Company for the year ended June 30,
2008 ($237,383).  On June 30, 2008, Mr. Smith agreed to accept 89,640 shares of the Company's common stock in exchange for his deferred salary for the period from April 1, 2007 through June 30, 2008, of $179,280.

(3)  On December 31, 2005, convertible deferred compensation payable to Brightcap for services  provided to the
Company by Dominic Bassani between April 2, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement upon the same terms as Mr. Smith's note.  At May 31, 2008, the note balance (including accrued interest at a rate of 6% per annum due to Brightcap was $580,318 and was converted into 290,160 common shares of the
Company.  Effective March 31, 2005, Brightcap entered into an agreement to provide Mr. Bassani's services to the
Company through March 31, 2009, with annual compensation in the amount of $300,000. The "Other Compensation"
represents the change in the fair value of the convertible deferred compensation recorded as an expense of the Company for the year ended June 30, 2008 ($323,387).  On May 31, 2008, Brightcap agreed to accept 175,403 shares of the
Company's common stock in exchange for his deferred salary for the period from April 1, 2007 through May 31, 2008, of
$350,805.

(4) Mr. Zizza is working for the Company at an annual compensation rate of $300,000.  On March 31, 2007, Mr. Zizza agreed to accept $379,389 of the Company's Series A Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued January 1, 2007 for his deferred compensation owed by Bion on December 31, 2006.  On May 31, 2008 Mr. Zizza agree to accept $375,000 of the Company's
Series 2007 A Notes in exchange for deferred compensation earned from April 1, 2007 through May 31, 2008 and agreed to accept additions to the principal 2007 Series AB Note for all compensation as accrued.

(5) Represents interest accruals on deferrals and related notes.

(6) Options were issued subject to execution of a new employment agreement which as of June 30, 2008 has not been finalized.





     The following table sets forth the options that were granted during the fiscal years ended June 30, 2008 and 2007, respectively, to Executive Officers and Significant Employees and Consultants:

                   Number of
                   Securities   Percent of
                   Underlying   Total Options
                   Options      Granted to      Exercise
                   Granted      Employees in    Price       Expiration
Name               2008         Fiscal 2008     Per Share   Date
----               ----------   -------------   ---------   ----------

Mark A. Smith       125,000         20.49%        $2.20     12/31/2011
                     70,000         11.48%        $2.50     12/31/2013

Jere Northrop        10,000          1.64%        $2.25     12/31/2010
                     30,000          4.92%        $2.50     7/31/2012

Jon Northrop         10,000          1.64%        $2.25     12/31/2010
                     10,000          1.64%        $2.50     7/31/2012

Jeremy Rowland       50,000          8.20%        $3.00     7/1/2012

Jeff Kapell          50,000          8.20%        $3.00     7/1/2012

George Bloom (1)    100,000         16.39%        $3.00     7/1/2012

James Morris (1)    100,000         16.39%        $3.00     7/1/2012
_____________

(1) Options have been approved subject to the execution of a new employment agreement which as of June 30, 2008 has not been finalized.


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


Aggregated Option Exercises and Option Value Table as of June 30, 2008

     The following table sets forth the options exercised during the fiscal year ended June 30, 2008 and the value of exercisable and unexercisable options outstanding as of June 30, 2008.

                                              Number of
                                              Securities
                                              Underlying         Value of
                                              Unexercised        Unexercised
                                              Options at         In-the-Money
                     Shares                   June 30, 2008      Options at FYE
                     Acquired      Value      Exercisable/       Exercisable/
Name                 on Exercise   Realized   Unexercisable      Unexercisable
---------------      -----------   --------   -------------      ---------------
Mark A. Smith             -           -       400,000 / 0        $ 1,200 / $ 0
Jere Northrop             -           -       150,000 / 0        $   900 / $ 0
Jon Northrop              -           -        70,000 / 0        $   300 / $ 0
George W. Bloom (1)       -           -       300,000 / 0        $ 1,200 / $ 0
James W. Morris (1)       -           -       300,000 / 0        $ 1,200 / $ 0
Salvatore J. Zizza        -           -         7,500 / 0        $     0 / $ 0
David Mager               -           -             0 / 153,333  $     0 / $ 0
Jeff Kappel               -           -         6,250 /  43,750  $     0 / $ 0
Jeremy Rowland            -           -        25,000 / 175,000  $     0 / $ 0
______________________________

(1)  Amount includes 100,000 options which have been approved subject to the execution of a new employment agreement which as of June 30, 2008 has not been finalized.





Employment Agreements

     Effective March 31, 2007 Mark A. Smith, our President, agreed to serve as President, General Counsel and as a Director of the Company and its subsidiaries until December 31, 2007 for compensation at an annual rate of $150,000. The amount deferred through June 30, 2007 under this arrangement is $37,500 which sum has been accrued on a non-convertible and non-interest bearing basis. Amounts accrued prior to April 1, 2006 in the amount of $401,954 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. The note is mandatorily convertible on July 1, 2009. On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes ("Series A Notes") in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006. As of May 31, 2008, the Company entered into an extension agreement with Mr. Smith through December 31, 2009 (part of which period may consist of consulting) which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. Mr. Zizza received $60,000 for his services to the Company through December 31, 2005 which sum he used to purchase 600,000 warrants. As of January 1, 2006, the former officer and director assumed the position of Chairman and Director of Projects Group, with an annual salary of

$300,000, all of which has been deferred to date. The amounts deferred through June 30, 2007 under this arrangement is $75,000 which sum is accrued on a non-convertible and non-interest bearing basis. On March 31, 2007 Mr. Zizza agreed to accept $379,389 of the Company's Series A Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for his deferred compensation owed by Bion on December 31, 2006. On June 18, 2008, Mr. Zizza, the remaining holder of our outstanding 2007 Notes (Series
AB) increased the principal of his 2007 Note by $375,000 which represented deferred compensation accrued through June 30, 2008 and agreed to add his future compensation from the Company to his Note as accrued. The conversion price of this remaining 2007 Note of $4.00 per share is above the approximate market price of the Company's common shares at the commitment date. This remaining 2007 Note is subject to certain risks of forfeiture and/or cancellation.

     Dominic Bassani, full-time consultant to the Company and Vice President-Special Projects and Strategic Planning of Projects Group, agreed, through Brightcap, to serve as a consultant to Bion and Projects Group until March 31, 2009 for compensation of $300,000 per year. Amounts accrued prior to September 30, 2005 in the amount of $549,704 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. The note was mandatorily convertible on July 1, 2009. On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006. The amount deferred through June 30, 2007 under this arrangement was $75,000 which sum is accrued on a non-convertible and non-interest bearing basis.

     During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement. The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. As of June 30, 2008 the Company owed Brightcap deferred compensation of $25,000.

     Effective May 1, 2005, Bion entered into a four-year consulting/ employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time consulting services to Bion through March 2006. In April 2006, Mr. Kapell was appointed as Projects Group's Vice-President - Renewables at a salary of $120,000 per year.

     Effective September 18, 2006, Bion entered into a four-year employment agreement with Jeremy Rowland. Under the terms of the agreement, Mr. Rowland serves as Services Group's Chief Operating Officer at a salary of $150,000 per year.

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

Stock Option Plans

     In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended, ("Plan") which terminated all prior plans and merged them into the Plan. The Plan was ratified by the Company's shareholders in October 2006. Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 4,200,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 500,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000. 2,183,333 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans. Additionally, 690,000 shares of contingent Stock Bonuses have been granted under the Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     At August 26, 2008, the Company had issued 11,070,658 shares of its common stock, of which 10,366,349 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 26, 2008 by:

     * each person that is known by us to beneficially own more than 5% of our common stock;
     *  each of our directors;
     *  each of our executive officers and significant employees; and
     * all our executive officers, directors and significant employees as a group.

     Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of August 26, 2008. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 10,366,349 shares outstanding as of August 26, 2008. The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, 641 Lexington Avenue, 17th Floor, New York, New York 10022. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.



                                                      Shares of Common Stock
                                                        Beneficially Owned
                                                 ----------------------------------
                                                             Percent of
                                                                Class      Entitled
Name and Address                                  Number     Outstanding   to Vote
----------------                                 ---------   -----------   --------

Centerpoint Corporation (1)                         704,309       6.8%          -
641 Lexington Avenue, 17th Floor
New York, NY  10022

Dominic Bassani/Chris-Dan, LLC (2)                3,281,626      26.9%       31.7%
64 Village Hills Drive
Dix Hills, NY  11746

Anthony Orphanos (3)                              2,020,198      17.4%       19.5%
c/o Austin Investments Management
520 Madison Avenue, 28th Floor
New York, NY  10022

Donald Codignotto (4)                               811,594       6.8%        7.8%
4 Keenan Drive
Garden City, NY 11530

The Danielle Christine Bassani Trust (5)            566,000       4.9%        5.5%
 Anthony Orphanos and
 Donald Codignotto, Trustees
4 Keenan Drive
Garden City, NY  11530

Mark A. Smith (6)                                 1,471,819      12.8%       14.2%

Jere Northrop (7)                                   319,686       2.9%        3.0%

Jon Northrop (8)                                    229,809       2.0%        2.2%

Salvatore Zizza (9)                                 853,295       7.2%        8.2%

Jeremy Rowland (10)                                 200,000       1.8%        1.9%

James Morris (11)                                   300,000       2.6%        2.9%

George Bloom (12)                                   302,112       2.7%        2.9%

                                      45


David Mager  (13)                                   194,209       1.7%        1.9%

Jeff Kapell (14)                                    150,000       1.5%        1.5%

Richard Berman (15)                                 150,236       1.4%        1.5%

All executive officers, directors
and significant employees as
a group (10 persons)                              7,302,556      49.8%       52.3%
__________________

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

(2)   Includes 56,112 shares and 600,000 shares underlying warrants held directly by
Mr. Bassani; 79,395 shares and 500,000 shares underlying warrants held by Brightcap
Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner; 709,547 shares owned by the Bright Capital Ltd. Defined Benefit Pension Plan of which Mr. Bassani is the beneficiary; 1,055,692 shares held by Chris-Dan, LLC of which Mr. Bassani is owner;
36,238 shares and 25,000 shares underlying warrants held by Mr. Bassani's wife;
52,734 shares which represents 50% of the shares held by D2 Co., LLC, of which he is
50% beneficial owner; 151,908 shares held by D2 Rabbi Trust, of which he is 100%
beneficial owner; Mr. Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation.  Mr. Bassani disclaims ownership of
566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust.  Mr. Bassani's daughter also owns 15,000 shares, which are included herein.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)  Includes 311,163 shares and 10,000 shares underlying options held directly by Mr.
Orphanos; 130,263 shares held jointly with his wife; and 685,707 shares held in an
IRA.  Also includes 566,000 shares underlying warrants held by the Danielle Christine
Bassani Trust, of which Mr. Orphanos is a co-trustee and 317,065 common shares owned by certain clients of Mr. Orphanos, over which Mr. Orphanos exercises discretionary authority.

(4)  Includes 11,594 shares held directly by Mr. Codignotto; 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust of which Mr. Codignotto serves as co-Trustee (see note 5); and 234,000 shares underlying warrants held by The
Christopher Parlow Trust of which Mr. Codignotto serves as co-Trustee.

(5)  Represents shares underlying warrants held by The Danielle Christine Bassani
Trust, Anthony Orphanos and Donald Codignotto, trustees.

(6)  Includes 807,853 shares held directly by Mark A. Smith; 400,000 shares underlying options held directly by Mr. Smith; 25,829 shares held jointly with his wife; 70,456 shares held by his wife; and 167,681 shares of common stock held by LoTayLingKyur
Foundation which is controlled by Mr. Smith.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.
Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(7)  Includes 77,746 shares owned jointly by Jere Northrop and his wife and 67,697 shares held by Jere Northrop's wife; and 20,730 shares held by a family estate trust and 3,513 shares held by a family foundation; plus 150,000 shares underlying options

                                             46

held by Jere Northrop.  Does not include  shares owned by the adult child Jere
Northrop; also does not include 8,302 shares owned by the Jere Northrop Family trust and 1,371 shares owned by the Harley Northrop Charitable Trust, for each of which Mr.
Northrop disclaims beneficial ownership.  Jere Northrop has also been granted 22,500 shares of contingent stock bonus that are not included in this calculation.

(8)  Includes 108,466 shares held directly by Jon Northrop; 16,464 shares owned by Jon
Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; options to purchase 70,000 shares held by Jon Northrop; and 20,730 shares owned by a family trust, 3,513 shares held by the Harley Northrop Family Foundation and 1,371 shares owned by the Harley Northrop Charitable Remainder UniTrust.  Does not include shares owned by the adult children of Jon Northrop or 3,513 shares owned by the Harley
Northrop Family Foundation.

(9)  Includes 41,912 shares held by Mr. Zizza; 7,500 shares underlying options and
600,000 shares underlying warrants held by him, 203,883 shares that Mr. Zizza may receive pursuant to conversion of an outstanding note of the Company at a $4.00 per share conversion price. Mr. Zizza has also been granted 150,000 shares of contingent stock bonus that are not included in this calculation.

(10) Mr. Rowland holds warrants to purchase 150,000 shares and options to purchase
50,000 shares.

(11) Mr. Morris holds options to purchase 300,000 shares. Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(12) Mr. Bloom holds 2,112 shares and options to purchase 300,000 shares. Mr. Bloom has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(13) Mr. Mager holds 40,876 shares and options to purchase 153,333 shares. Mr. Mager has also been granted 37,500 shares of contingent stock bonus that are not included in this calculation.

(14) Mr. Kapell holds warrants to purchase 100,000 shares and options to purchase
50,000 shares. Mr. Kapell has also been granted 37,500 shares of contingent stock bonus that are not included in this calculation.

(15) Mr. Berman holds 115,236 shares and options to purchase 35,000 shares.




EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2008:


----------------------------------------------------------------------------------------
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of securi-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding securi-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
----------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders          2,183,333              $3.06                 2,016,667
----------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders           -                     -                      -
----------------------------------------------------------------------------------------
     Total                2,183,333              $3.06                 2,016,667
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

     2) The Company executed a non-cancellable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $128,443 in connection with the lease. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy.

     No directors of the Company are considered to be independent directors.

ITEM 13.  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION AND LOCATION
-------     ------------------------

   3.1     Articles of Incorporation. (1)

   3.2     Bylaws. (1)

  10.1 Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia. (1)

  10.2 Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement. (1)

  10.3 Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation. (1)

  10.4     Promissory Note and Security Agreement between Bion
           Environmental Technologies, Inc. and Bright Capital, LLC. (1)

  10.5     First Amendment to Lease between Bion Environmental
           Technologies, Inc. and Pan Am Equities Corp. (1)

  10.6 Agreement between Bion Environmental Technologies, Inc. and Bergen Cove. (1)

  10.7 Agreement between Bion Environmental Technologies, Inc. and David Mitchell dated April 7, 2003. (1)

  10.8     Letter Agreement with Bright Capital, Ltd. (1)

  10.9     Agreement with OAM, S.p.A. dated May 2003. (1)

  10.10    Amended Agreement with Centerpoint Corporation dated
           April 23, 2003. (1)

  10.11    Form of Series A Secured Convertible Notes issued in August 2003.
           (1)

  10.12    Financing Documents for Bion Dairy Corporation. (1)

  10.13    Form of Class SV/DB Warrant. (1)

  10.14    Form of Class SV/DM Warrant. (1)

  10.15    Form of Series A* Secured Convertible Notes issued in April 2004.
           (1)

  10.16    Form of Series B Secured Convertible Notes issued in Spring 2004.
           (1)

  10.17    Form of Series B* Secured Convertible Notes issued in June 2004.
           (1)

  10.18    Form of Series C Notes issued in September 2005. (1)

  10.19 Form of 2006 Series A Convertible Promissory Notes issued in September 2006. (1)

  10.20    Form of Non-Disclosure Agreement used by the Company. (1)

  10.21    Promissory Note and Conversion Agreement between Bion
           Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation. (1)

  10.22    Promissory Note and Conversion Agreement between Bion
           Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation. (1)

  10.23    Employment agreement with Mark A. Smith. (1)

  10.24    Employment agreement with Salvatore Zizza. (1)

  10.25    Employment agreement with Bright Capital, Ltd. (1)

  10.26    Employment agreement with Jeff Kapell. (1)

  10.27    Employment agreement with Jeremy Rowland. (1)

  10.28    Office lease at 641 Lexington Avenue, 17th Floor, New York. (1)

  10.29    2006 Consolidated Incentive Plan. (1)

  10.30 Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement. (1)

  10.31 Letter Agreement between Bion Dairy Corporation and Fair Oaks Dairy Farms dated June 19, 2006. (2)

  10.32    Waiver and Release Agreement with Ardour Capital Investments,
           LLC. (2)

  10.33 Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007. (2)

  10.34 Promissory Note and Conversion Agreement for Salvatore Zizza, dated January 1, 2007. (2)

  10.35 Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007. (2)

  10.36 Extension Agreement dated March 31, 2007 between the Company and Mark A Smith. (3)

  10.37 Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith. (3)

  10.38 Form of Note dated March 31, 2007 in the amount of $379,389.04 in favor of Salvatore Zizza. (3)

  10.39 Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (3)

  10.40 Stipulation and Agreement of Compromise and Release dated May 21, 2007 between Centerpoint Corporation, Bion Environmental Technologies, Richard Anderson and Joseph Foglia, as Plaintiffs, and Comtech Group, Inc., OAM S.p.A., Invested Ernst & Company and others as Defendants. (4)

  10.41 Stipulation and Agreement of Compromise, Settlement and Release dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and Bion Environmental Technologies, Inc. and Bion Dairy Corporation, among others, as Defendants. (4)

  10.42 Stipulation and Agreement of Compromise, Settlement and Release as to Certain Defendants dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and certain defendants other than Bion Environmental Technologies, Inc. and Bion Dairy Corporation. (4)

  10.43 Letter of Intent dated August 18, 2007 between Bion Environmental Technologies, Inc. and Evergreen Farm, Inc. (5)

  10.44    Memorandum of Understanding with Kreider Farms (6)

  10.45    Subscription Agreement from Bright Capital, Ltd. (7)

  10.46    Amendment to 2006 Consolidated Incentive Plan (7)

  10.47    Agreement between the Company and Mark A. Smith dated May 31,
           2008. (7)

  10.48    2007 Series AB Convertible Promissory Note. (8)

  21       Subsidiaries of the Registrant. (1)

  23.1 Consent of GHP Horwath P.C., Independent Registered Public Accounting Firm - Filed herewith electronically

  31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           - Filed herewith electronically

  32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically
____________

(1)  Filed with Form 10SB12G on November 14, 2006.
(2)  Filed with Form 10SB12G/A on February 1, 2007.
(3)  Filed with Form 8-K on April 3, 2007.
(4)  Filed with Form 9-K on August 13, 2007.
(5)  Filed with Form 8-K on August 22, 2007.
(6)  Filed with 8-K on February 27, 2008
(7)  Filed with Form 8-K on June 3, 2008.
(8)  Filed with Form 8-K on June 19, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2008 and June 30, 2007 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-QSB were $64,400 and $84,300, respectively.

AUDIT RELATED FEES

     There were no fees billed by GHP Horwath, P.C. for consultation services in each of the last two fiscal years ended June 30, 2008 and June 30, 2007.

TAX FEES

     The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and tax advice for the two fiscal years ended June 30, 2008 and June 30, 2007 were $0 and $57,200, respectively.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2008 AND 2007

                                   CONTENTS

                                                                     Page

Consolidated financial statements:

Report of independent registered public accounting firm ........   F-2

Balance sheet ..................................................   F-3

Statements of operations .......................................   F-4

Statements of changes in stockholders' deficit .................   F-5

Statements of cash flows .......................................   F-6

Notes to consolidated financial statements .....................   F-7 - F-30

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit at June 30, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ GHP HORWATH, P.C.

Denver, Colorado
September 22, 2008

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                JUNE 30, 2008

                                   ASSETS

Current assets:
  Cash and cash equivalents                                  $    478,899
  Prepaid rent and expenses                                         9,130
  Deposits and other receivables                                   12,068
                                                             ------------
     Total current assets                                         500,097
                                                             ------------
Restricted cash (Note 12)                                         128,443
Property and equipment, net (Note 4)                               59,504
                                                             ------------
     Total assets                                            $    688,044
                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                      $    567,811
  Accrued payable - affiliate (Note 15)                            41,647
  Deferred compensation (Note 7)                                   25,000
                                                             ------------
     Total current liabilities                                    634,458
                                                             ------------
2007 Series A convertible promissory notes -
 affiliates (Note 5)                                              784,122
Deferred rent (Note 12)                                            71,865
                                                             ------------
     Total liabilities                                          1,490,445
                                                             ------------
Minority interest                                                 117,692
                                                             ------------
Stockholders' deficit (Note 8):
  Preferred stock, $.01 par value, 10,000 shares
   authorized, no shares issued and outstanding                      -
  Common stock, no par value, 100,000,000 shares
   authorized, 11,070,658 shares issued, 10,366,349
   outstanding                                                       -
  Additional paid-in capital                                   73,422,195
  Accumulated deficit                                         (74,342,288)
                                                             ------------
     Total stockholders' deficit                                 (920,093)
                                                             ------------
     Total liabilities and stockholders' deficit             $    688,044
                                                             ============




See notes to consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 2008 AND 2007

                                                    2008           2007
                                                 -----------    -----------

Revenue                                          $      -       $      -
                                                 -----------    -----------
Operating expenses:
 General and administrative (including
  stock-based compensation (Note 8))               2,089,015        187,572
 Research and development (including
  stock-based compensation (Note 8))                 791,931      1,509,521
                                                 -----------    -----------
     Total operating expenses                      2,880,946      1,697,093
                                                 -----------    -----------
Loss from operations                              (2,880,946)    (1,697,093)
                                                 -----------    -----------
Other expense(income):
 Interest expense                                    186,320        156,166
 Interest income                                     (21,489)       (35,320)
 Minority interest (Note 3)                          117,692           -
 Extinguishment of liabilities (Note 10)            (126,712)          -
 Other, net (Note 9)                              (1,258,195)          -
                                                 -----------    -----------
                                                  (1,102,384)       120,846
                                                 -----------    -----------
Loss before cumulative effect of change in
 accounting principle                             (1,778,562)    (1,817,939)

Cumulative effect of change in accounting
 principle (Note 6)                                     -          (731,386)
                                                 -----------    -----------
Net loss                                         $(1,778,562)   $(2,549,325)
                                                 ===========    ===========
Net loss per basic and diluted common share:
Before cumulative effect of change in
 accounting principle                            $     (0.21)   $     (0.23)
Cumulative effect of change in accounting
 principle                                              -             (0.09)
                                                 -----------    -----------
Net loss per share                               $     (0.21)   $     (0.32)
                                                 ===========    ===========

Weighted-average number of common shares
 outstanding, basic and diluted                    8,383,068      7,961,217
                                                 ===========    ===========


See notes to consolidated financial statements.

                BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        YEARS ENDED JUNE 30, 2008 AND 2007




                                      Common Stock      Accumulated                     Total
                                   ------------------     paid-in     Accumulated    stockholders'
                                     Shares    Amount     capital       deficit        deficit
                                   ---------   ------   -----------   -------------  ------------
Balances, June 30, 2006            8,625,996   $  -     $66,736,874   $ (70,014,401)  $ (3,277,527)

 Conversion of debt to equity        164,083      -         638,067            -           638,067
 Return of shares previously
  issued for services                (20,000)     -         (40,000)           -           (40,000)
 Vesting of options for services        -         -         565,438            -           565,438
 Net loss                               -         -            -         (2,549,325)    (2,549,325)
                                   ---------   ------   -----------   -------------   ------------
Balances, June 30, 2007            8,770,079      -      67,900,379     (72,563,726)    (4,663,347)
                                  ----------   ------   -----------   -------------   ------------

 Exchange/conversion of debt to
  common stock - affiliates          890,124      -       1,943,352            -         1,943,352
 Exchange/conversion of debt
  to common stock - non-affiliates   817,912      -       1,635,810            -         1,635,810
 Conversion of deferred compensa-
  tion to common stock               265,043      -         530,085            -           530,085
 Sale of common stock, net of
  offering costs of $20,000          325,000      -         630,000            -           630,000
 Issuance of common stock for
  services                             2,500      -           5,000            -             5,000
 Issuance of warrants for services      -         -          17,000            -            17,000
 Issuance of warrants                   -         -          16,000            -            16,000
 Vesting of options for services        -         -         744,569            -           744,569
 Net loss                               -         -            -         (1,778,562)    (1,778,562)
                                  ----------   ------   -----------   -------------   ------------
Balances, June 30, 2008           11,070,658   $  -     $73,422,195   $ (74,342,288)  $   (920,093)
                                  ==========   ======   ===========   =============   ============














See notes to consolidated financial statements.


            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2008 AND 2007

                                                      2008          2007
                                                   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $(1,778,562)  $(2,549,325)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Cumulative effect of change in accounting
    principle                                             -          731,386
   Depreciation expense                                 16,253        10,475
   Accrued interest on convertible notes and debt      186,320       156,167
   Stock-based compensation                            782,569       565,438
   Decrease in fair value of convertible notes        (560,770)   (1,844,428)
   Minority interest                                   117,692          -
   Decrease in prepaid rent and expenses                10,980        43,403
   (Increase) decrease in deposits and other
     receivables                                        (9,223)        3,263
   (Decrease) increase in accounts payable and
     accrued expenses                                  (80,506)      194,126
   Increase in deferred rent                             5,892        65,973
   Increase in deferred compensation                   741,780       750,000
                                                   -----------   -----------
     Net cash used in operating activities            (567,575)   (1,873,522)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease (increase) in restricted cash                 43,502     (171,945)
 Proceeds from refund of property and equipment          5,258          -
 Purchase of property and equipment                     (5,395)      (78,623)
                                                   -----------   -----------
     Net cash provided by (used in) investing
      activities                                        43,365      (250,568)
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of convertible debt                   -        1,345,000
 Net proceeds from sale of common stock                630,000          -
                                                   -----------   -----------
     Net cash provided by financing activities         630,000     1,345,000
                                                   -----------   -----------
Net increase (decrease) in cash and cash
 equivalents                                           105,790      (779,090)
Cash and cash equivalents at beginning of year         373,109     1,152,199
                                                   -----------   -----------
Cash and cash equivalents at end of year           $   478,899   $   373,109
                                                   ===========   ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes           $      -      $      -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock       $ 3,579,162   $   638,067
 Return of shares previously issued for services          -           40,000
 Conversion of deferred compensation to
  convertible notes - affiliates                       375,000       787,500
 Conversion of deferred compensation to common
  stock                                                530,085          -

See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

     Organization and nature of business:

     Bion Environmental Technologies, Inc. ("Bion" or the "Company") was incorporated in 1987 in the State of Colorado.

     Bion's patented and proprietary technology provides solutions for environmentally sound clean-up of the waste streams of large-scale animal farming operations ("confined animal feeding operations" or "CAFO's") (dairy, cattle feedlot, hogs, etc.) and creates economic opportunities for development of integrated complexes including alternative renewable energy production, sustainable animal husbandry and organic soil/fertilizer and feed production together with end-product processors and/or biofuel/ethanol production facilities ("Projects" or "Integrated Projects"). Bion's technology potentially allows direct integration with dairy end-users (bottling operations, cheese and ice cream plants, etc.) and the end-users of other CAFO's (slaughter, cook and/or processing facilities) in a manner that can potentially increase the profitability and quality control of each participant while mitigating the environmental impact of the entire integrated complex and providing the opportunity for 'environmental branding'. The integrated biofuels and/or end-processor facilities provide on-site utilization of the renewable energy which Bion recovers from the CAFO waste stream. The Company is in the process of finalizing engineering, design and economic modeling for dairy and beef applications and Integrated Projects based on its second-generation technology.

     Bion is currently evaluating sites in multiple states and anticipates selecting a site for its initial Integrated Project during fiscal year 2009. At present it is possible, but not certain, that development of Bion's initial Project will take place in upstate New York, (St. Lawrence County, New York or another location near a Great Lakes port facility). However, Bion is in discussions regarding several other potential Projects, one or more of which might commence before and/or replace the upstate New York project.
Bion is presently establishing its implementation management team (including consultants) with the intention of commencing permitting, development and construction of the initial Project during fiscal year 2009. In addition, Bion will seek to site additional Projects during calendar years 2008 and 2009 to create a pipeline of Projects that will ensure significant market share and profitability within 3-5 years (both regionally and nationally). Each Project is expected to include: a) Bion waste treatment modules, b) processing the CAFO waste stream from the equivalent of 40,000 (or more) beef and/or dairy cows in modules, c) while producing renewable energy to replace natural gas or other energy use within the Project's CAFO modules and integrated end-processors and/or ethanol plant, d) solids to be marketed as feed and/or fertilizer, e) which is integrated with a 40+M gallon/year

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

ethanol plant (though some smaller projects may be undertaken in appropriate situations) and/or CAFO end product processing facilities. At the end of the 5-year period, Bion hopes to have numerous Projects in various stages of development ranging from full operation to early construction stage.

     Through 2001 the Company was primarily an environmental service company focused on the needs of CAFOs. Thereafter, Bion elected to cease sales of its first generation systems and focused its activity on development of its second-generation technology.

     Going concern and management's plans:

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $134,000 and $920,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

     As discussed in Note 9, during September 2007, the Company received net proceeds of approximately $1,258,000 consisting of approximately $828,000 from litigation settlements and approximately $430,000 from the release of escrowed funds. In addition, as discussed in Note 8, in June 2008, the Company completed a private financing whereby it issued 325,000 shares of its restricted common stock in private transactions at $2.00 per share resulting in net proceeds to the Company of $630,000.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Technologies, Inc., BionSoil, Inc. and Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation (" Projects Group" or "Dairy"), and its majority owned subsidiary, Centerpoint Corporation ("Centerpoint") (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Property and equipment:

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment exists at June 30, 2008.

     Income taxes:

     The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets to a level, that more likely than not, to be realized.
                                      F-9


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. There were no unrecognized tax benefits and, accordingly, there was no effect on the Company's financial condition or results of operations as a result of implementing FIN 48.

     The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2003. Management does not believe there will be any material changes in the Company's unrecognized tax positions over the next 12 months.

     The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the year.

     Cash and cash equivalents:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Loss per share:

     Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. During the years ended June 30, 2008 and 2007, the effect the conversion/exchange of outstanding convertible promissory notes as well as outstanding options and warrants on basic loss per share would have been anti-dilutive.

     Fair value of financial instruments:

     The fair values of cash and cash equivalents and accounts payable approximate their carrying amounts due to their short-term maturities. It is not practicable to estimate the fair value of the accounts payable-affiliate, and promissory notes to affiliates due to the related party nature of the underlying transactions.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Stock-based compensation:

     Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), Share-Based Payment ("SFAS 123(R)"), using the prospective method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. These assumptions require significant management judgment.

       The Company has issued non-employee options that include service conditions and have graded vesting schedules. Generally for these arrangements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"), recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options.
Fair value of the options is determined using a Black-Scholes option-pricing model. Any subsequent changes in fair value will be recorded on the measurement date. Compensation cost in connection with options that are not fully vested is being recognized on a straight-line basis over the requisite service period for the entire award.

     Use of estimates:

     In preparing the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Comprehensive income (loss):

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. For the years ended June 30, 2008 and 2007, there was no difference between net loss and comprehensive loss.

     Revenue recognition:

     While the Company has not reported any revenues for the years ended June 30, 2008 and 2007, the Company anticipates that future revenues will be generated from product sales and technology license fees. The Company expects to recognize revenue from product sales when there is persuasive evidence that an arrangement exits, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's integrated system. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement.

Recent accounting pronouncements:

     During October 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management's judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the "FSP"). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The statement will be applied prospectively by the Company for any fair value instruments that arise after the date of adoption.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, although early adoption is permitted provided that an entity also adopts SFAS 157. The Company has not determined the impact this standard will have on its consolidated financial statements upon adoption.

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and
(3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after July 1, 2009 for the Company. The Company does not expect that the adoption of SFAS 141R will have an impact on its consolidated financial statements unless the Company enters into business acquisitions in the future.

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the effect the adoption of this statement may have on its consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The statement is effective for the Company on January 1, 2009. The Company does not expect that the adoption of SFAS 161 will have an impact on its consolidated financial statements.

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

     In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. On April 30, 2008 Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with the litigation settlement described in Note 9, which increased Bion's ownership from 57.7% to 58.9%.

     For the year ended June 30, 2007, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the loss attributable to the minority interest was charged against the Company's earnings as there was no obligation of the minority interest to make good on such losses. During the year ended June 30, 2008, Centerpoint had earnings of approximately $673,700, of which the Company utilized approximately $395,500 to offset minority interest losses previously absorbed. The remaining $278,200 was allocated between the Company and Centerpoint's minority interest holders creating a minority interest of $117,692 as of June 30, 2008.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of June 30, 2008:

     Research and development equipment       $ 305,266
     Leasehold improvements                      31,336
     Furniture                                   28,932
     Computers and office equipment              31,680
                                              ---------
                                                397,214
     Less accumulated depreciation             (337,710)
                                              ---------
                                              $  59,504
                                              =========

     Depreciation expense was $16,253 and $10,475 for the years ended June 30, 2008 and 2007, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

5.   CONVERTIBLE PROMISSORY NOTES:

     2006 Series A Convertible Promissory Notes:

     On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes, totaling $700,000 (the "2006 Notes"). The holders of the 2006 Notes earned interest on the unpaid principal balance of the 2006 Notes at 6% per annum, payable on May 31, 2008, the maturity date of the 2006 Notes. On May 31, 2008, the principal and accrued interest of all of the 2006 Notes totaling $779,074 were exchanged, via subscription agreements, for 389,543 shares of restricted common stock of the Company at $2.00 per share which approximated the market price of the stock at the time of conversion. For the years ended June 30, 2008 and 2007, the 2006 Notes accrued interest of $41,100 and $37,974 respectively.

     2007 Series A Convertible Promissory Notes:

     In March and April 2007, the Company sold $800,000 of its 2007 Series A Convertible Notes (the "2007 Notes") for cash proceeds. In addition the Company issued 2007 Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note
6). The 2007 Notes were convertible into shares of the Company's common stock at the price of $4.00 per share until maturity on July 1, 2008, or at the election of the 2007 Note holders, and accrue interest at 6% per annum. The 2007 Note holders also had the option to exchange the 2007 Notes, plus interest, for securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the Company raises less than $3,000,000. The Company had the right to require the 2007 Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more.

     On May 31, 2008 all of the non-affiliate 2007 Note holders converted their 2007 Notes totaling $856,737 including accrued interest into 428,369 restricted common shares of the Company. Also on May 31, 2008, 2007 Notes held by affiliates totaling $650,427 including accrued interest were converted into 325,214 common shares of the Company. These Notes were converted at a price of $2.00 per share, the price at which the Company sold common stock during the same period.

     On June 18, 2008 the remaining affiliated holder of the outstanding 2007 Note, maturing on July 1, 2013, increased the principal of his 2007 Note by $375,000 to $784,122, which represents deferred compensation accrued through June 30, 2008. The holder, Salvatore Zizza, Chairman of Projects Group, agreed to add his future compensation from the Company to his Note as it accrues. The conversion price of the remaining 2007 Note is $4.00 per share, which is above the approximate market price of the Company's common shares at the commitment date. This remaining Note is subject to certain risks of forfeiture and/or cancellation.

     The 2007 Notes accrued interest of $103,630 and $26,135 for the years ended June 30, 2008 and 2007, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

6.   CONVERTIBLE PROMISSORY NOTES - AFFILIATES:

     On April 4, 2006 convertible deferred compensation payable to the Company's president, Mark A. Smith, pursuant to an April 2003 deferred compensation agreement, was exchanged for a promissory note and conversion agreement. The promissory note and conversion agreement had the same terms and conversion features as the April 2003 deferred compensation agreement. Under the agreements, the president earned compensation of $150,000 annually. Sums accrued through March 31, 2006, accrue interest at 6% per annum, and are convertible into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. The Company had the right to convert the deferred compensation under the promissory note, in whole or in part, at any date after July 1, 2007. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under Accounting Principles Board Opinion No. 25 ("APB 25") and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. In accordance with SFAS 123(R), outstanding instruments previously classified as liabilities and measured at intrinsic values, are to be measured initially at fair value with differences to be recorded as the cumulative effect of a change in accounting principle. The fair value of deferred compensation owed under the promissory note to Mr. Smith on July 1, 2006 was $1,521,609, and the cumulative effect of the change in accounting principle of $308,870 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40. On December 2, 2007, under the terms of the agreement, the deferred compensation under the promissory note plus interest owed Mr. Smith of $412,125 was converted into 274,750 common shares of the Company. At December 2, 2007 the fair value of deferred compensation under the promissory note owed to Mr. Smith was re-measured as $538,509 and resulted in a credit to earnings of $237,383 for the year ended June 30, 2008. Fair value at December 2, 2007 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 3.03%, volatility of 59%, a remaining contractual life of 1.58 years and a stock price of $1.50.

     On December 31, 2005, convertible deferred compensation payable to Bright Capital, Ltd. ("Brightcap") for services provided to the Company by Dominic Bassani, the former general manager of Dairy, between April 1, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement with the same terms and features as the deferred compensation agreement. Effective March 31, 2005, Brightcap entered into an agreement to continue to provide Mr. Bassani's services to the Company through March 31, 2009, and Brightcap earned compensation of $300,000 annually with payment deferred. Sums accrued through September 30, 2005, accrue interest at 6% per annum and were convertible into the Company's common stock at the lower of

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

6.   CONVERTIBLE PROMISSORY NOTES - AFFILIATES (CONTINUED):

the current market value at the time of conversion or $2.00 per share. The Company had the right to convert the deferred compensation under the promissory note, in whole or in part, at any date after January 1, 2007 and, on July 1, 2009, the convertible deferred compensation owed under the promissory note to Brightcap was mandatorily convertible to common stock of the Company. Through June 30, 2006, the Company accounted for this employee stock-based compensation agreement under APB 25 and recorded the intrinsic value of the deferred compensation agreement at each reporting date. On July 1, 2006, the Company adopted the provisions of SFAS 123(R), which supersedes APB 25. The fair value of deferred compensation owed under the promissory note to Brightcap on July 1, 2006 was $2,081,475, and the cumulative effect of the change in accounting principle of $422,516 was recorded. Fair value at July 1, 2006 was calculated using a Black-Scholes option pricing model with the following assumptions: a dividend yield of zero, a risk-free interest rate of 5.13%, volatility of 181%, a remaining contractual life of 3 years and a stock price of $6.40.

     On May 31, 2008, under the terms of the agreement, the deferred compensation plus interest owed to Brightcap (and/or its pension plan) of $580,318 was converted into 290,160 common shares of the Company. At May 31, 2008, the fair value of deferred compensation owed under the promissory note to Brightcap was re-measured as $754,414 and resulted in a credit to earnings of $323,387 for the year ended June 30, 2008. Fair value at May 31, 2008 was calculated utilizing the following assumptions: a dividend yield of zero, a risk-free interest rate of 2.22%, volatility of 67%, a remaining contractual life of 1.08 years and a stock price of $2.05.

     Effective September 30, 2006, Mr. Bassani no longer served in the capacity of general manager of Dairy. However, he continued to provide services through Brightcap in the area of strategic planning pursuant to the agreement above, and, on September 15, 2008, in furtherance of his consulting services, Mr. Bassani assumed the position of Vice President--Special Projects and Strategic Planning for the Company's Projects Group subsidiary.

7.   DEFERRED COMPENSATION:

     As of July 1, 2006, the Company had recorded deferred compensation liabilities of $412,500 due to three officers of the Company. The Company accrued $750,000 ($150,000 to Mr. Smith, $300,000 to Brightcap and $300,000
to Mr. Zizza) as deferred compensation during each of the years ended June 30, 2008 and 2007. During fiscal year 2007 the Company entered into agreements converting deferred compensation amounts totaling $975,000 into promissory notes with conversion agreements. Accrued principal and interest owed under the promissory notes with conversion agreements to Mr. Smith and Brightcap were converted into 2007 Series A Promissory Notes in March 2007 (Note 5).

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

7.   DEFERRED COMPENSATION (CONTINUED):

     During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement. The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. In addition, the Company entered into an extension agreement with Mr. Smith which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company at $2.00 per share. Also during fiscal year 2008, the Company mutually agreed with Mr. Zizza to convert his deferred compensation earned through June 30, 2008 of $375,000, and his ongoing compensation as it accrues to additional principal to his 2007 Note.

     As of June 30, 2008 the Company owed Brightcap deferred compensation of $25,000.

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

     As a result of dividends declared in July 2004, Centerpoint holds 693,799 shares of the Company's common stock for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

     As a result of Company common shares being distributed pursuant to a settlement in April 2008, (Note 9), Centerpoint holds 10,510 shares of the Company's common stock for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

     In November 2006, the Company entered into a mutual release and agreement with a consultant to whom the Company had issued 50,000 shares of common stock valued at $100,000 during the year ended June 30, 2006. Under the terms of the mutual release and agreement, 20,000 shares valued at $40,000 were returned by the consultant and cancelled by the Company.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     On March 31, 2007, the Company issued 151,908 shares of its common stock to satisfy its deferred compensation obligation owed under various management agreements with the D2 LLC Deferred Compensation Trust of $607,629.

     On April 20, 2007, the Company issued 12,175 shares of its common stock to satisfy a debt owed to a vendor of $30,437.

     In December 2007, under the terms of a promissory note with a conversion agreement, Mr. Smith converted deferred compensation plus interest of $412,125 into 274,750 common shares of the Company's common stock (Note 6).

     In May 2008, the Company issued 2,500 shares of common stock to a consultant for services valued at $5,000. The number of shares issued was based upon the market price of the common shares at the time the service agreement was entered into.

     On May 31, 2008, under the terms of a subscription agreement, the holders of 2006 Notes exchanged the principal plus interest of $779,074 into 389,543 common shares of the Company common stock (Note 5).

     On May 31, 2008, under the terms of a promissory note with a conversion agreement, Brightcap converted deferred compensation plus interest of $754,414 into 290,160 common shares of the Company's common stock (Note 6).

     On May 31, 2008, under the terms of convertible promissory notes, holders of 2007 Notes converted principal plus interest of $1,507,164 into 753,583 common shares of the Company's common stock (Note 6).

     In June 2008, the Company completed a private financing of 325,000 shares of common stock priced at $2.00 per share. Net proceeds to the Company were $630,000.

     On June 15, 2008, under the terms of a convertible promissory note, Brightcap converted deferred compensation plus interest totaling $350,805 into 175,403 common shares of the Company's common stock (Note 7).

     On June 30, 2008, Mr. Smith converted deferred compensation of $179,280 into 89,640 common shares of the Company's common stock (Note 7).

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Warrants:

     As of June 30, 2008 the Company had the following common stock warrants outstanding:

                        Number of     Exercise
                         Shares        Price       Expiration Date
                        ---------     --------     ---------------
     Class SVDB 1-6       800,000     $   3.00     July 31, 2013
     Class DB-1           600,000     $   1.00     January 31, 2014
     Class A 1-3          600,000     $   2.50     May 14, 2015
     Class SVMAS-1         67,500     $   3.50     December 31, 2011
     Class SVMAS-1A        40,000     $   3.50     December 31, 2011
     Class SVMAS-2         32,500     $   2.50     December 31, 2011
     Class SVMAS-3         40,000     $   2.50     September 30, 2015
     Class SVB 1-3         50,000     $   2.50     April 30, 2015
     Class SVB-4           75,000     $   2.50     April 30, 2015
     Class SVC 1-5        125,000     $   4.25     December 31, 2012
     Class SV-SEI 1-2      32,292     $   1.50     December 31, 2012
     Class SV-SEI 3-4       9,375     $   1.50     June 30, 2009
     Class C, D, E        725,000     $   2.50     April 30, 2015
     Class O              100,000     $   3.00     December 31, 2010
     Class DM             150,000     $   3.00     December 31, 2011
     Class MAS             80,000     $   2.50     July 1, 2012
     Class GK              20,000     $   2.00     March 31, 2011
     Class BW              10,000     $   2.20     June 15, 2012
                        ---------
                        3,556,667
                        =========

     During the year ended June 30, 2007, 10,573 warrants with an exercise price of $6.00 expired.

     The Company issued 20,000 Class GK warrants priced at $0.25 per warrant to an individual during the year ended June 30, 2008, as a stand by fee for a financing that the Company elected not to pursue, valued at $5,000 which was expensed as general and administrative expense.

     The Company issued 10,000 Class BW warrants priced at $0.20 per warrant to a consultant during the year ended June 30, 2008 for services valued at $2,000 which was expensed as general and administrative expense.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     The Company issued 150,000 Class DM warrants priced at $0.20 per warrant to a consultant pursuant to a three-year agreement in which 50,000 warrants vested on May 15, 2008, and 50,000 each on April 15, 2009 and 2010. The total value of the services for that warrants that vested in fiscal year 2008 was valued at $10,000, of which $1,250 was recorded as expense during the year ended June 30, 2008 and $8,750 is recorded as a prepaid expense as of June 30, 2008. The agreement also cancelled 387,343 Class SVDM-1 warrants with an exercise price of $3.00 effective May 15, 2008.

     The president of the Company purchased 80,000 warrants priced at $0.20 per warrant on May 31, 2008.

     The weighted average exercise price for the outstanding warrants is $2.47, and the weighted average remaining contractual life as of June 30, 2008 is 5.64 years.

     Stock options:

     Effective June 2006, the Company approved the 2006 Consolidated Incentive Plan (the "2006 Plan"), which consolidated previously reserved incentive stock options plans into the 2006 Plan. On May 31, 2008 the 2006 Plan was amended to increase the maximum number of shares of the common stock of the Company issuable pursuant to the 2006 Plan from 3,200,000 to 4,200,000 shares. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

     The Company recorded compensation expense related to employee stock options of $679,151 and $581,941 for the years ended June 30, 2008 and 2007, respectively. During the year ended June 30, 2008, the Company granted 410,000 options, while 35,000 options expired and 25,000 options were forfeited. The fair value of the options granted during the years ended June 30, 2008 and 2007 were estimated on the grant date using the Black-Scholes option-pricing model with the weighted average following assumptions:

                               June 30, 2008      June 30, 2007
                               -------------      -------------
     Volatility                   54%-71%            64%-191%
     Dividend yield                  0%                 0%
     Risk-free interest rate   2.66% - 3.61%      4.58% - 4.77%
     Expected life (years)          2.7                3.5

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock options (continued):

     A summary of option activity under the 2006 Plan for the two years ended June 30, 2008 is as follows:
                                                    Weighted
                                         Weighted-  Average
                                         Average    Remaining    Aggregate
                                         Exercise   Contractual  Intrinsic
                              Shares     Price      Life         Value
                              ---------  ---------  -----------  ----------

Outstanding at July 1, 2006   1,410,833  $    3.15      5.5      $4,898,082
 Granted                        435,000       4.63
 Exercised                         -           -
 Forfeited                      (12,500)      5.50
                              ---------  ---------  -----------  ----------
Outstanding at July 1, 2007   1,833,333       3.33      4.8         611,458
 Granted                        410,000       2.57
 Exercised                         -           -
 Forfeited                      (25,000)      5.50
 Expired                        (35,000)      5.14
                              ---------  ---------  -----------  ----------
Outstanding at June 30, 2008  2,183,333  $    3.06      4.6      $    7,950
                              =========  =========  ===========  ==========
Exercisable at June 30, 2008  1,620,417  $    2.99      4.3      $    7,950
                              =========  =========  ===========  ==========

     The weighted-average grant-date fair value of options granted during the years ended June 30, 2008 and 2007, was $0.71 and $3.30, respectively.

     The following table presents information relating to nonvested stock options as of June 30, 2008:

                                                    Weighted Average
                                     Shares       Grant-Date Fair Value
                                    ---------     ---------------------
Nonvested at July 1, 2007            560,833            $  2.34
 Granted                             410,000                .71
 Vested                             (573,750)             (1.02)
 Previously vested modified options  190,833               2.33
 Forfeited                           (25,000)             (4.89)
                                    --------            -------
Nonvested at June 30, 2008           562,916            $  2.38
                                    ========            =======

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     The total fair value of stock options that vested during the years ended June 30, 2008 and 2007 was $584,955 and $368,706, respectively. As of June 30, 2008, the Company had $643,512 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period 1.5 years.

     The Company has issued options to purchase shares of the Company's common stock in exchange for services. As of June 30, 2008, non-employee options represented 615,833 of the 2,183,333 options outstanding under the 2006 Plan. Of the 615,833 non-employee options outstanding, 112,500 were fully vested and contained no service conditions as of June 30, 2008. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in expense of $104,205 and $42,523 for the years ended June 30, 2008 and 2007.

     The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of June 30, 2008, 262,500 of these options including service conditions were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with EITF 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is
recorded on the measurement date.   The fair value of these options was
determined using the Black-Scholes option-pricing model using the following assumptions at June 30, 2008; a dividend yield of zero, risk-free interest rates of 3.6% to 4.1%, volatility of 154% to 163%, and an expected life of
6.8 to 9.9 years. Consulting cost in connection with options that are not fully vested as of June 30, 2008, is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value credits of $38,788 and $16,503 were recorded as a reduction of expense during the years ended June 30, 2008 and 2007, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the years ended June 30, 2008 and 2007 are as follows:

                                                Year ended      Year ended
                                               June 30, 2008   June 30, 2007
                                               -------------   -------------
General and administrative:
 Fair value remeasurement of convertible
  notes - affiliates (Note 6)                   $ (237,383)     $  (778,859)
 Fair value remeasurement of options
  with service conditions                          (19,394)            -
 Fair value and amortization of expenses
  prepaid with stock options granted to
  non-employees                                     69,828            9,855
 Fair value of employee stock options
  expensed under SFAS 123(R)                       519,751          164,975
                                                ----------      -----------
     Total                                      $  332,802      $  (604,029)
                                                ==========      ===========

Research and development:
 Fair value remeasurement of convertible
  notes - affiliates (Note 6)                   $ (323,387)     $(1,065,569)
 Fair value remeasurement of options with
  service conditions                               (19,394)         (16,503)
 Fair value and amortization of expenses
  prepaid with stock options granted to
  non-employees                                     34,377           32,668
 Fair value of stock options expensed under
  SFAS 123 (R)                                     159,401          416,966
                                                ----------       ----------
     Total                                      $ (149,003)      $ (632,438)
                                                ==========       ==========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

9.   LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS:

     The Company, its president and Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation"). On August 10, 2007 a settlement was approved. As part of the settlement reached in the TCMP Litigation, the Company, Centerpoint and certain shareholders of the Company (the "Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware (the "Comtech Litigation"), along with a stipulated settlement of the Comtech Litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of the Company's common stock; b) a warrant to purchase 100,000 shares of the Company's common stock, and c) 140,000 shares of the common stock of Centerpoint. The delivery of these securities (net of 10% attorneys' fees) occurred in April 2008 and each member of the Shareholder Class received the equivalent of approximately .05 of the Company's shares for each share of the Company's common shares (split adjusted) owned on January 15, 2002. Centerpoint, being a member of the Shareholder Class, received 10,510 shares of the Company's common shares pursuant to the settlement, which the Company accounts for similar to treasury stock. Also, on April 30, 2008 Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock which increased Bion's ownership in its subsidiary from 57.7% to 58.9%. Additionally, Comtech and OAM assigned to the Company all of their rights to the proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 the Company received gross proceeds of $798,210 (net receipts were $159,642 to Centerpoint and $558,747 to Bion, after payment of attorneys' fees of $79,821) from the Aprilia Escrow. As part of the settlement, one of the other defendants in the Comtech litigation paid $150,000 into a settlement fund, through insurance, from which the Company and Centerpoint received $110,000, in aggregate, on September 10, 2007. Pursuant to the settlement of the TCMP Litigation, $165,000 was paid into the settlement fund through insurance on behalf of the Company, its president and Dairy. As there are no contingencies on the settlement, the Company recognized the net proceeds of $828,389 as other income for the year ended June 30, 2008

     Also on September 18, 2007, Centerpoint received $429,806 from its direct 35% ownership interest in the Aprilia Escrow which is included in other income for the year ended June 30, 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

10.  EXTINGUISHMENT OF LIABILITIES:

     During the year ended June 30, 2008, the Company recognized other income due to the extinguishment of liabilities of $126,712 resulting from the derecognition of certain accounts payable. These accounts payable, which related to business activities of the Company discontinued during the 2003 fiscal year, were outstanding for 2-6 years and the vendors had made no attempts to collect these amounts from the Company over the past several years. The extinguishment of liabilities was recorded after a review of the statute of limitations in the various states in which the original liability was incurred.

11.  INCOME TAXES:

     The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2008 and 2007 are as follows:

                                                     2008         2007
                                                 ----------   ----------
Expected income tax benefit at statutory rate    $ (660,000)  $ (970,000)
Permanent differences                              (103,000)        -
Change in valuation allowance                       763,000      970,000
                                                 -----------  ----------
Income tax benefit                               $      -     $     -
                                                 ===========  ==========

     The Company has net operating loss carry-forwards ("NOLs") for tax purposes of approximately $37,559,000 as of June 30, 2008. These NOLs expire on various dates through 2028.

     The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

     The Company's deferred tax assets as of June 30, 2008, are estimated as follows:

              NOLs - noncurrent               $ 14,272,000
              Stock-based compensation current     290,000
              Deferred compensation noncurrent   1,279,000
                                              ------------
                                                15,841,000
              Valuation allowance              (15,841,000)
                                              ------------
              Net deferred tax assets         $       -
                                              ============

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

11.  INCOME TAXES (CONTINUED):

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

12.  OPERATING LEASE:

     The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of June 30, 2008 the Company has reflected $128,443 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Zizza. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of
$71,865 as of June 30, 2008.   Rent expense, net of contractual and month to
month sub-lease rental income was $78,777 and $140,863 for the years ended June 30, 2008 and 2007, respectively.

     At June 30, 2008, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                             Operating lease   Sublease    Net operating
Fiscal year:                    payments       rentals     lease payments
-----------                  ---------------   ---------   --------------
2009                          $   184,484      $  59,035     $ 125,449
2010                              191,405         61,249       130,156
2011                              198,602         63,553       135,049
2012                              212,775         68,088       144,687
2013                              225,756         72,242       153,514
Thereafter                         97,219         31,110        66,109
                              -----------      ---------     ---------
Total                         $ 1,110,241      $ 355,277     $ 754,964
                              ===========      =========     =========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

13.  401(k) PLAN:

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

14.  COMMITMENTS AND CONTINGENCIES:

     Employment and consulting agreements:

     The Company had an employment agreement with its president, Mr. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008 and granted Mr. Smith options to purchase 125,000 shares of the Company's common stock at $2.20 per share, expiring on December 31, 2011. On May 31, 2008, an agreement was reached whereby Mr. Smith will continue his services as president through December 31, 2008 and effective January 1, 2009 (or March 31, 2009 at the latest) through December 31, 2009, he will provide services to the Company in a consulting capacity at his current compensation.

     Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani, are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000 annually for Mr. Bassani's services.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Dairy, with an annual salary of $300,000. Commencing June 2008, Mr. Zizza's compensation will be added to the principal of his 2007 Notes as accrued.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time services to the Company through March 2006. Since April 2006, Mr. Kapell has served as Projects Group's Vice President-Renewables at a salary of $120,000 per year. In June 2008, the employment agreement terms were extended through July 1, 2012.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland. Through August 2008 Mr. Rowland served in the position of Chief Operating Officer of Bion Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Since September 15, 2008, Mr. Rowland serves as Chief Operating Officer of the Company's Services Group subsidiary.

     Effective June 1, 2007, the Company entered into an employment agreement, effective through August 31, 2009, with Craig Scott whereby Mr. Scott was appointed as the Company's Vice President of Capital
Markets/Investor Relations at an annual salary of $120,000 which salary was increased to $144,000 on July 1, 2008.

     In May 2005, the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

    In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

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

15.  RELATED PARTY TRANSACTIONS:

     The Company has an accrued payable of $41,647 as of June 30, 2008, to a company controlled by Salvatore Zizza for rental of office space in 2003. The amount is unsecured and non-interest bearing.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2008 AND 2007

16.  SUBSEQUENT EVENTS:

     On September 8, 2008 the Company changed the name of Dairy to Bion Integrated Projects Group, Inc. ("Projects Group") and changed the name of its previously inactive subsidiary, Bion International, Inc. to Bion Services Group Inc. ("Services Group"). Integrated Projects will focus its activity on development of the Company's Integrated Projects while Services Group will focus on implementing the Company's technology and Systems to retrofit/ remediate existing CAFO's and will provide design and related services to Projects Group. Mr. Zizza and Mr. Smith will continue to serve as Chairman and President, respectively, of Projects Group joined by Jeff Kapell and Dominic Bassani who will serve Projects Group as Vice President-Renewables and Vice President-Special Projects and Strategic Planning, respectively. Mark A. Smith will continue to serve as President of Services Group joined by Jeremy Rowland as Chief Operating Officer and David Mager as Vice President-Public Policy.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BION ENVIRONMENTAL TECHNOLOGIES, INC.



Dated: September 26, 2008             By:/s/ Mark A. Smith
                                         Mark A. Smith, President (Chief
                                         Executive Officer) and Interim Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE


/s/ Mark A. Smith             President, General Counsel,  September 26, 2008
Mark A. Smith                 Interim Chief Financial
                              Officer and Director


/s/ Jon Northrop              Secretary and Director       September 26, 2008
Jon Northrop


/s/ Salvatore J. Zizza        Chairman and Director of     September 26, 2008
Salvatore J. Zizza            Bion Integrated Projects
                              Group, Inc.


/s/ Jere Northrop             Senior Technology Director   September 26, 2008
Jere Northrop                 and Director