Form 10-Q
period 2008-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2008-11-14
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2008

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

                                 Not Applicable
                (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the issuer has filed all documents and reports to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 13, 2008, there were 11,070,658 Common Shares issued and 10,366,349 Common Shares outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filed" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]          Accelerated filer         [ ]
     Non-accelerated filer   [ ]          Smaller reporting company [X]



                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' deficit ............    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-21

Item 2.   Management's Discussion and Analysis or Plan of Operation ..   22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   32

Item 4.   Controls and Procedures ....................................   32


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   33

Item 1A.  Risk Factors................................................   33

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   33

Item 3.   Defaults Upon Senior Securities ............................   33

Item 4.   Submission of Matters to a Vote of Security Holders ........   33

Item 5.   Other Information ..........................................   33

Item 6.   Exhibits ...................................................   33

          Signatures .................................................   35

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               September 30,      June 30,
                                                   2008             2008
                                               ------------    ------------
                                                (unaudited)
                                   ASSETS

Current assets:
  Cash and cash equivalents                    $     88,391    $    478,899
  Prepaid rent and expenses                           7,550           9,130
  Deposits and other receivables                     11,957          12,068
                                               ------------    ------------
     Total current assets                           107,898         500,097
                                               ------------    ------------
Restricted cash (Note 9)                            128,443         128,443
Property and equipment, net (Note 4)                 55,217          59,504
                                               ------------    ------------
     Total assets                              $    291,558    $    688,044
                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses        $    553,557    $    567,811
  Accrued payable - affiliate (Note 11)              41,647          41,647
  Notes payable - affiliates (Note 6)               100,058            -
  Deferred compensation (Note 7)                    128,576          25,000
                                               ------------    ------------
     Total current liabilities                      823,838         634,458
                                               ------------    ------------
2007 Series A convertible promissory notes -
 affiliates (Note 5)                                871,012         784,122
Deferred rent (Note 9)                               72,491          71,865
                                               ------------    ------------
     Total liabilities                            1,767,341       1,490,445
                                               ------------    ------------
Minority interest (Note 3)                          131,586         117,692
                                               ------------    ------------
Stockholders' deficit (Note 8):
  Preferred stock, $.01 par value, 10,000
   shares authorized, no shares issued and
   outstanding                                         -               -
  Common stock, no par value, 100,000,000
   shares authorized, 11,070,658 shares
   issued, 10,366,349 outstanding                      -               -
  Additional paid-in capital                     73,665,312      73,422,195
  Accumulated deficit                           (75,272,681)    (74,342,288)
                                               ------------    ------------
     Total stockholders' deficit                 (1,607,369)       (920,093)
                                               ------------    ------------
     Total liabilities and stockholders'
      deficit                                  $    291,558    $    688,044
                                               ============    ============
See notes to consolidated financial statements.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                  (UNAUDITED)

                                                   2008           2007
                                               ------------    ------------

Revenue                                        $       -       $       -

Operating expenses:
  General and administrative (including stock-
    based compensation  (Note 8))                   629,675         153,856
  Research and development (including stock-
    based compensation (Note 8))                    276,340         126,968
                                               ------------    ------------
     Total operating expenses                       906,015         280,824
                                               ------------    ------------
Loss from operations                               (906,015)       (280,824)
                                               ------------    ------------
Other expense (income):
  Interest expense                                   11,948          52,390
  Interest income                                    (1,464)         (4,925)
  Minority interest (Note 3)                         13,894          73,517
  Other, net                                           -         (1,258,195)
                                               ------------    ------------
                                                     24,378      (1,137,213)
                                               ------------    ------------
Net (loss) income                              $   (930,393)   $    856,389
                                               ============    ============
Net (loss) income per basic common share
  (Note 2)                                     $      (0.09)   $       0.11
                                               ============    ============
Net (loss) income per diluted common
  share (Note 2)                               $      (0.09)   $       0.10
                                               ============    ============
Weighted-average number of common shares
 outstanding (Note 2):
   Basic                                         10,366,349       7,932,197
                                               ============    ============
   Diluted                                       10,366,349       9,300,407
                                               ============    ============












See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      THREE MONTHS ENDED SEPTEMBER 30, 2008
                                    (UNAUDITED)



                                                                               Total
                            Common Stock      Additional      Accumulated   stockholders'
                          Shares    Amount  paid-in capital    deficit        deficit
                        ----------  ------  ---------------  -------------  --------------
Balances, July 1, 2008  11,070,658  $  -      $73,422,195    $(74,342,288)   $  (920,093)

 Vesting of options
  for services                -        -          243,117            -           243,117
 Net loss                     -        -             -           (930,393)      (930,393)
                        ----------  ------    -----------    ------------    -----------
Balances, September 30,
  2008                  11,070,658  $  -      $73,665,312    $(75,272,681)   $(1,607,369)
                        ==========  ======    ===========    ============    ===========

































See notes to consolidated financial statements.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                (UNAUDITED)

                                                      2008          2007
                                                   ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                $ (930,393)   $   856,389
  Adjustments to reconcile net (loss) income
   to net cash used in operating activities:
    Depreciation expense                                4,287          4,020
    Accrued interest on convertible notes and debt     11,948         52,390
    Stock-based compensation                          243,117         (6,146)
    Decrease in fair value of convertible notes          -          (460,404)
    Minority interest                                  13,894         73,517
    Decrease in prepaid rent and expenses               1,580          3,332
    Decrease (increase) in deposits and other
     receivables                                          111         (7,400)
    (Decrease) increase in accounts payable and
     accrued expenses                                 (14,254)         2,317
    Increase in deferred rent                             626          1,366
    Increase in deferred compensation                 178,576        187,500
                                                   ----------    -----------
     Net cash (used) provided in operating
      activities                                     (490,508)       706,881
                                                   ----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     -            (1,325)
                                                   ----------    -----------
     Net cash used in investing activities               -            (1,325)
                                                   ----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable - affiliates            100,000           -
                                                   ----------    -----------
Net cash provided by financing activities             100,000           -
                                                   ----------    -----------
Net (decrease) increase in cash and cash
 equivalents                                         (390,508)       705,556
Cash and cash equivalents at beginning of year        478,899        373,109
                                                   ----------    -----------
Cash and cash equivalents at end of year           $   88,391    $ 1,078,665
                                                   ==========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest and income taxes          $     -       $      -








See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. ("Bion" or "We" or the "Company") was incorporated in 1987 in the State of Colorado.

Bion's patented and proprietary technology provides a comprehensive environmental solution to a significant source of pollution in US agriculture, Confined Animal Feeding Operations ("CAFO's"). Bion's technology produces substantial reductions of both nutrient releases to water and air emissions from livestock waste streams based upon our research to date. Because Bion's technology reduces the harmful emissions from a CAFO on which it is utilized, the CAFO can increase its herd concentration while lowering or maintaining its level of nutrient releases and atmospheric emissions.

Bion's technology produces business opportunities in two broad areas: 1) retrofit and environmental remediation of existing CAFOs (described below) and 2) development of "closed loop" Integrated Projects (defined below).

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from portions of the CAFO waste stream which renewable energy can be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement.

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

Since the beginning of calendar year 2008, with the substantial completion of the technology/business model development process, Bion has begun to simultaneously pursue both retrofit/remediation and Integrated Projects opportunities.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary, Bion Services Group, Inc. ("Bion Services"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for an integrated renewable energy facility that will provide energy for Bion's waste treatment facility through the combustion of the cellulose captured in the Bion process. The system will be owned and operated by Bion through a new entity to be formed and initially 100% owned by Bion Services, in which Kreider will have the option to purchase a minority interest. Upon completion of final design work and resolution of all building, zoning and other related pre-construction matters, it will be necessary to raise substantial capital (equity and/or debt) to construct and operate the Kreider system, which may be difficult to do on reasonable terms due to the current unsettled condition of the capital markets. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system.

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively, and a net loss of approximately $930,000 for the three months ended September 30, 2008. At September 30, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $716,000 and $1,607,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements.

The Company currently faces a severe working capital shortage and it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $50,000,000 (debt and equity) during the next twelve months. There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a
significantly dilutive effect on the Company's existing shareholders.   All
of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation ("Projects Group"), Bion Technologies, Inc., BionSoil, Inc., Bion Services Group, Inc., and its majority owned subsidiary, Centerpoint Corporation ("Centerpoint") (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2008 and the results of operations and cash flows of the Company for the three months ended September 30, 2008 and 2007. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Earnings (loss) per share:

Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. For the three months ended September 30, 2008 the effect the conversion/exchange of outstanding convertible promissory notes as well as outstanding options and warrants on basic loss per share would have been anti-dilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended September 30, 2007:

                                                      Average
Three months ended September 30, 2007      Income      Shares     EPS
-------------------------------------     --------   ---------   -----

Net income - basic                        $856,389   7,932,197   $0.11
Effect of dilutive securities:
 Stock options and warrants                   -        783,432
 6% convertible debt                        38,155     584,778
                                          --------   ---------  ------
Net income - diluted                      $894,544   9,300,407   $0.10
                                          ========   =========   =====

The following potential shares of common stock and their effect on net income were excluded from the September 30, 2007 diluted EPS calculations because their effect would have been anti-dilutive:

a) The 370,000 non-employee options with service conditions and 544,500 stock options with exercise prices ranging from $3.50 to $7.00.

b) The convertible notes - affiliates of $1,366,740 convertible into 482,946 common shares.

Recent accounting pronouncements

During October 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent accounting pronouncements (continued)

unobservable inputs that are based on management's judgments and estimates. This statement was effective for the Company on July 1, 2008 for all financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the "FSP"). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As it relates to financial assets and liabilities, the adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its non-financial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 was effective for the Company on July 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments, and therefore, SFAS 159 did not have an impact on the consolidated financial statements.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Recent accounting pronouncements (continued)

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

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. On April 30, 2008, Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with a litigation settlement, which increased Bion's ownership from 57.7% to 58.9%.

During the three months ended September 30, 2008 and 2007, Centerpoint had earnings of approximately $33,800 and $569,000, respectively. Centerpoint's minority interest holders have a minority interest of $131,586 as of September 30, 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of September 30, 2008:

     Research and development equipment     $ 305,266
     Leasehold improvements                    31,336
     Furniture                                 28,932
     Computers and office equipment            31,680
                                            ---------
                                              397,214
     Less accumulated depreciation           (341,997)
                                            ---------
                                            $  55,217
                                            =========

Depreciation expense was $4,287 and $4,020 for the three months ended September 30, 2008 and 2007, respectively.

5.   2007 SERIES A CONVERTIBLE PROMISSORY NOTES:

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

5.   2007 SERIES A CONVERTIBLE PROMISSORY NOTES (CONTINUED):

On June 18, 2008 the remaining affiliated holder of the outstanding 2007 Notes increased the principal of his 2007 Note, maturing on July 1, 2013, by $375,000 to $784,122, which represents deferred compensation accrued through June 30, 2008. The holder, Salvatore Zizza, Chairman of Projects Group, agreed to add his future compensation from the Company to his Note as it accrues. As of September 30, 2008, the total principal and interest on the
2007 Note totaled $871,012.   The conversion price of the remaining 2007 Note
is $4.00 per share, which is above the approximate market price of the Company's common shares at the commitment date. This remaining Note is subject to certain risks of forfeiture and/or cancellation.

The 2007 Notes accrued interest of $11,890 and $27,116 for the three months ended September 30, 2008 and 2007, respectively.

6.   PROMISSORY NOTES PAYABLE - AFFILIATES:

During September 2008, Mr. Zizza and Dominic Bassani, Vice-President - Special Projects and Strategic Planning for the Projects Group, loaned the Company $50,000 each under separate promissory notes. Under the terms of the promissory notes, which allow for additional monies to be loaned, the notes bear interest at 8% per annum and are payable on or before February 1, 2009.

7.   DEFERRED COMPENSATION:

The Company accrued $750,000 ($150,000 to Mr. Smith, $300,000 to Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, and $300,000 to Mr. Zizza) as deferred compensation during each of the years ended June 30, 2008 and 2007. During fiscal year 2007 the Company entered into agreements converting deferred compensation amounts totaling $975,000 into promissory notes with conversion agreements. Accrued principal and interest owed under the promissory notes with conversion agreements of Mr. Smith and Brightcap were converted to 2007 Series A Promissory Notes in March 2007 (Note 5).

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

As of September 30, 2008 the Company owed Brightcap and Mr. Smith deferred compensation of $100,000 and $28,576, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

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

Warrants:

As of September 30, 2008 the Company had the following common stock warrants outstanding:

                     Number of      Exercise
                      Shares         Price          Expiration Date
                    -----------    -----------    -------------------

Class SVDB 1-6         800,000     $     3.00     July 31, 2013
Class DB-1             600,000     $     1.00     January 31, 2014
Class A 1-3            600,000     $     2.50     May 14, 2015
Class SVMAS-1           67,500     $     3.50     December 31, 2011
Class SVMAS-1A          40,000     $     3.50     December 31, 2011
Class SVMAS-2           32,500     $     2.50     December 31, 2011
Class SVMAS-3           40,000     $     2.50     September 30, 2015
Class SVB 1-3           50,000     $     2.50     April 30, 2015
Class SVB-4             75,000     $     2.50     April 30, 2015
Class SVC 1-5          125,000     $     4.25     December 31, 2012
Class SV-SEI 1-2        32,292     $     1.50     December 31, 2012
Class SV-SEI 3-4         9,375     $     1.50     June 30, 2009
Class C, D, E          725,000     $     2.50     April 30, 2015
Class O                100,000     $     3.00     December 31, 2010
Class DM               150,000     $     3.00     December 31, 2011
Class MAS               80,000     $     2.50     July 1, 2012
Class GK                20,000     $     2.00     March 31, 2011
Class BW                10,000     $     2.20     June 15, 2012
                     ---------
                     3,556,667
                     =========

The weighted average exercise price for the outstanding warrants is $2.47 and the weighted average remaining contractual life as of September 30, 2008 is
5.39 years.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

8.   STOCKHOLDERS' EQUITY:

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

The Company recorded compensation expense related to employee stock options of $62,929 and $144,792 for the three months ended September 30, 2008 and 2007, respectively. The Company granted no options during the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 and 2007, 208,000 and 45,000 options expired, respectively.

A summary of option activity under the 2006 Plan for the three months ended September 30, 2008 is as follows:

                                                     Weighted-
                                         Weighted-   Average
                                         Average     Remaining     Aggregate
                                         Exercise    Contractual   Intrinsic
                             Options     Price       Life          Value
                             ---------   --------    -----------   ---------
Outstanding at July 1, 2008  2,183,333   $   3.06        4.6        $ 7,950
 Granted                          -           -
 Exercised                        -           -
 Forfeited                        -           -
 Expired                      (208,000)      3.03
                             ---------   --------        ---        --------
Outstanding at September 30,
 2008                        1,975,333   $   3.06        4.8        $ 13,250
                             =========   ========        ===        ========
Exercisable at September 30,
 2008                        1,442,834   $   3.01        4.7        $ 13,250
                             =========   ========        ===        ========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

The following table presents information relating to nonvested stock options as of September 30, 2008:

                                                  Weighted Average
                                                    Grant-Date
                                   Options          Fair Value
                                   --------       ----------------

Nonvested at July 1, 2008           562,916           $  1.29
  Granted                              -                  -
  Vested                            (30,417)            (2.26)
  Forfeited                            -                  -
                                    -------           -------
Nonvested at September 30, 2008     532,499           $  1.24
                                    =======           =======

The total fair value of stock options that vested during the three months ended September 30, 2008 and 2007 was $68,864 and $277,901, respectively.
The intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $0 as there were no options exercised during these periods. As of September 30, 2008 the Company had $349,597 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period 1.5 years.

The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of September 30, 2008, non-employee options represented 597,833 of the 1,975,333 options outstanding under the 2006 Plan. Of the 597,833 non-employee options outstanding, 94,500 were fully vested and contained no service conditions as of September 30, 2008. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense for the three months ended September 30, 2008 and 2007.

The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of September 30, 2008, 262,500 of these options including service conditions were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options was determined using the Black-Scholes

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock options (continued):

option-pricing model, using the following assumptions at September 30, 2008; a dividend yield of zero, risk-free interest rates of 3.4% to 3.91%, volatility of 153% to 168% and an expected life of 6.6 to 9.7 years. Consulting cost in connection with options that are not fully vested as of September 30, 2008 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value charges/(credits) of $180,188 and $(150,938) were recorded as expense during the three months ended September 30, 2008 and 2007, respectively.

Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the three months ended September 30, 2008 and 2007 are as follows:

                                            Three months    Three months
                                               ended           ended
                                            September 30,   September 30,
                                                2008            2007
                                            -------------   -------------
General and administrative:
 Fair value remeasurement of convertible
   notes - affiliates                        $    -          $ (194,462)
 Fair value remeasurement of options
  with service conditions                      114,728             -
 Fair value of employee stock options
  expensed under SFAS 123(R)                    38,049           78,432
                                             ---------       ----------
     Total                                   $ 152,777       $ (116,030)
                                             =========       ==========

Research and development:
 Fair value remeasurement of convertible
  notes - affiliates                         $    -          $ (265,942)
 Fair value remeasurement of options
   with service conditions                      65,460         (150,938)
 Fair value of stock options expensed
   under SFAS 123 (R)                           24,880           66,360
                                             ---------       ----------
     Total                                   $  90,340       $ (350,520)
                                             =========       ==========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

9.   OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of September 30, 2008 the Company has reflected $128,443 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Zizza. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of
$72,491 as of September 30, 2008.   Rent expense, net of contractual and
month to month sub-lease rental income was $15,354 and $31,181 for the three months ended September 30, 2008 and 2007, respectively.

At September 30, 2008, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                               Operating lease   Sublease   Net operating
Fiscal year:                      payments       rentals    lease payments
------------                   ---------------   ---------  --------------

Nine months ended June 30, 2009  $  138,780      $ 44,409     $ 94,371
2010                                191,405        61,249      130,156
2011                                198,602        63,553      135,049
2012                                212,775        68,088      144,687
2013                                225,756        72,242      153,514
Thereafter                           97,219        31,110       66,109
                                 ----------      --------     --------
Total                            $1,064,537      $340,651     $723,886
                                 ==========      ========     ========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

10.  COMMITMENTS AND CONTINGENCIES:

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

Effective May 1, 2005, the Company entered into a four-year consulting/ employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time services to the Company through March 2006. In April 2006, Mr. Kapell was appointed Dairy's Vice President-Renewables at a salary of $120,000 per year. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Kapell left the employ of the Company effective November 1, 2008 by mutual agreement. The Company anticipates that Mr. Kapell will perform consulting services for the Company from time-to-time.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company's Services Group subsidiary.

Effective June 1, 2007, the Company entered into an employment agreement, effective through August 31, 2009, with Craig Scott whereby Mr. Scott was appointed Vice President of Capital Markets/Investor Relations at an annual salary of $120,000.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2008

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Employment and consulting agreements (continued):

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

11.  RELATED PARTY TRANSACTIONS:

The Company has an accrued payable of $41,647 as of September 30, 2008, to a company controlled by Salvatore Zizza for rental of office space in 2003.

12.  SUBSEQUENT EVENT:

On October 31, 2008 the Company entered into an agreement with its insurance company pursuant to which the Company will receive a final $75,000 reimbursement for legal expenses in connection with the class action litigations settled during 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-KSB for the year ended June 30, 2008.

     BUSINESS OVERVIEW

     The Company has been focused on completion of the development of its second-generation technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, Confined Animal Feeding Operations ("CAFO's"). Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets.

     During the past six months, the Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is the recently announced agreement with Kreider Farms in Pennsylvania.

     Additionally, we believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from portions of the CAFO waste stream which renewable energy can be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. The ethanol plant thereby acts as a feed mill for the CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

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

     The financial statements for the years ended June 30, 2008 and 2007 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had a working capital deficiency and a stockholders' deficit of approximately $134,000 and $920,000, respectively. The financial statements for the three months ended September 30, 2008 and 2007 have also been prepared assuming the Company will continue as a going concern. The Company has incurred net (loss) income of approximately ($930,000) and $856,000 during the three month periods ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $716,000 and $1,607,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2008 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based compensation

     On July 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"), which supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), and generally requires that share-based compensation transactions be accounted and recognized in the statement of income based on their fair values. The Company adopted SFAS 123(R)using the modified prospective application under which all share based awards granted on or after the adoption date and modifications, repurchases or cancellation of prior awards made after the adoption date shall be accounted for under SFAS 123(R). The modified prospective application does not require the Company to restate prior period's financial results to reflect the adoption.

RECENT ACCOUNTING PRONOUNCEMENTS

     During October 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management's judgments and estimates. This statement was effective for the Company on July 1, 2008 for all financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157 (the "FSP"). The FSP amends SFAS 157 to delay its effective date for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, the FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As it relates to financial assets and liabilities, the adoption of SFAS 157 did not have an impact on the Company's consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its non-financial assets and liabilities.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 was effective for the Company on July 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments, and therefore, SFAS 159 did not have an impact on the consolidated financial statements.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

General and Administrative

     Total general and administrative expenses increased $476,000 from $154,000 to $630,000 for the three months ended September 30, 2007 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $153,000 and $(116,000) for the three months ended September 30, 2008 and 2007, respectively, were $477,000 versus $270,000 for the three months ended September 30, 2008 and 2007, respectively. The primary reason for the increase in general and administrative expenses during the three months ended September 30, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $134,000 and $45,000 for the three months ended September 30, 2008 and 2007, respectively, and the increase is due to the expensing of previous research and development employees to general and administrative expense. Consulting expense increased from $26,000 to $188,000 for the three months ended September 30, 2007 and 2008, respectively due to the Company's shift from research and development to general and administrative described above and additional lobbying and public relations consulting during the three months ended September 30, 2008. Accounting and tax costs increased from $37,000 for the three months ended September 30, 2007 to $60,000 during the same period in fiscal year 2009, due to higher year end audit costs and tax related expenses. Offsetting the increased salary, consulting and accounting and tax expenses were lower legal costs for the three months ended September 30, 2008 due to an insurance reimbursement of Centerpoint related legal fees of $37,000 and lower general corporate fees. The Company also incurred lower rent expense, $15,000 and $31,000 for the three months ended September 30, 2008 and 2007, respectively, due to additional sub-tenant month to month rentals during the three months ended September 30, 2008.

     General and administrative stock-based compensation for the three years ended September 30, 2008 and 2007 consist of the following:

                                           Three months    Three months
                                              ended            ended
                                           September 30,   September 30,
                                              2008             2007
                                           -------------   -------------
Fair value remeasurement of
 convertible notes - affiliates              $    -          $(194,000)
Fair value remeasurement of options
 with service conditions                       115,000            -
Fair value of stock options expensed
 under SFAS 123(R)                              38,000          78,000
                                             ---------       ---------
   Total                                     $ 153,000       $(116,000)
                                             =========       =========

Stock-based compensation charges/(credits) increased to $153,000 for the three months ended September 30, 2008 from $(116,000) for the three months ended September 30, 2007. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation is primarily due to the fact his note was converted in December 2007, therefore no remeasurement was required for the three months ended September 30, 2008. For the three months ended September 30, 2008 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $38,000, compared to $78,000. The Company also recognized as general and administrative expenses $115,000 for the remeasurement of options with service conditions due to the reallocation of research and development related costs.

Research and development

     Total research and development expenses have increased $149,000 from $127,000 to $276,000 for the three months ended September 30, 2007 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges/(credits) of $90,000 and $(351,000) for the three months ended September 30, 2008 and 2007, respectively, were $186,000 and $478,000 for the three months ended September 30, 2008 and 2007, respectively. The primary reason for the decrease in research and development expenses during the three months ended September 30, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities)that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $102,000 and $181,000 for the three months ended September 30, 2008 and 2007, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $147,000 to $13,000 for the three months ended September 30, 2007 and 2008, respectively, due to the shift from research and development to general and administrative.

     Research and development stock-based compensation for the three months ended September 30, 2008 and 2007 consist of the following:

                                           Three months    Three months
                                              ended            ended
                                           September 30,   September 30,
                                              2008             2007
                                           -------------   -------------
Fair value remeasurement of convertible
 notes - affiliates                         $    -           $(266,000)
Fair value remeasurement of options with
 service conditions                            65,000         (151,000)
Fair value of stock options expensed
 under SFAS 123 (R)                            25,000           66,000
                                            ---------        ---------
   Total                                    $ 90,000         $(351,000)
                                            ========         =========

     Stock-based compensation changes/(credits) increased from $(351,000) for the three months ended September 30, 2007 to $90,000 for the same period in 2008. Stock-based compensation fair value adjusted credits of $(266,000) for the three months ended September 30, 2007, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation. There was no similar charge for the three months ended September 30, 2008 as the note was converted at May 31, 2008. The Company recorded stock-based compensation expense of $25,000 and $66,000 under the provisions of SFAS 123(R) for the three months ended September 30, 2008 and 2007, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2008 were partially allocated to general and administrative. The Company also recognized as research and development expenses $65,000 for the remeasurement of options with service conditions for the three months ended September 30, 2008 versus a credit of ($151,000) for the same period in the prior year. The increase is due to modifications of a portion of the options with service condition during fiscal year 2008 which shortened the vesting period, resulting in the recognition of additional expense.

Loss from Operations

     As a result of the factors described above, the loss from operations was $906,000 and $280,000 for the three months ended September 30, 2008 and 2007, respectively.

Other expense and (income)

     Other expense and (income) was $24,000 and $(1,137,000) for the three months ended September 30, 2008 and 2007, respectively. Interest expense decreased $40,000 from $52,000 for the three months ended September 30, 2007 to $12,000 for the three months ended September 30, 2008. Interest expense decreased due to the lower debt balances on the 2006 and 2007 Series A Notes for the three months ended September 30, 2008. For the three months ended September 30, 2007, the Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements and $430,000 from release of previously escrowed funds owed to Centerpoint. The receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's majority held subsidiary, Centerpoint, which resulted in the recording of the $74,000 minority interest expense of Centerpoint for the three months ended September 30, 2007 while for the three months ended September 30, 2008 the amount was $14,000.

Net (loss) income

     As a result of the factors described above, the net (loss) income was ($930,000) and $856,000 for the three months ended September 30, 2008 and 2007, respectively, representing a $0.20 decrease in the net loss per basic and a $0.19 decrease in the net loss per diluted common share, respectively, for the three months ended September 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2008, the Company had cash and cash equivalents equal to $88,000. During the three months ended September 30, 2008, net cash used in operating activities was $491,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the three months ended September 30, 2008 the Company used no cash for investing activities.

Financing Activities

     During the three months ended September 30, 2008, $100,000 of cash was provided by financing activities from short-term promissory notes - affiliates.

     As of September 30, 2008 the Company has significant debt obligations consisting primarily of 2007 Series A convertible promissory notes - affiliates of $871,000, deferred compensation of $129,000 and promissory notes - affiliates of $100,000. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

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

     On June 18, 2008 the remaining affiliated holder of the outstanding 2007 Notes increased the principal of his 2007 Note by $375,000 to $784,000 which represents deferred compensation earned through June 30, 2008. The holder, Salvatore Zizza, agreed to add his future compensation from the Company to his 2007 Note as it accrues. As of September 30, 2008, the total principal and interest on the 2007 Note totaled $871,012. The conversion price of the remaining 2007 Note of $4.00 per share was above the approximate market price of the Company's common shares at the commitment date of the offering. This remaining Note is subject to certain risks of forfeiture and or cancellation.

Plan of Operations and Outlook

     As of September 30, 2008 the Company had cash and cash equivalents of approximately $88,000. Based on our operating plan, management believes that existing cash on hand will not be sufficient to fund the Company's basic overhead through the end of the 2009 fiscal year.

     The Company currently faces a severe working capital shortage and it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors and to develop Projects. The Company anticipates that it will seek to raise from $3,000,000 to $50,000,000 (debt and equity) during the next twelve months. There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

     There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a
significantly dilutive effect on the Company's existing shareholders.   All
of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

     Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or integrated with CAFO end product processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets.

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

     The Company has also commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets. The first commercial activity in this area is the recently announced agreement with Kreider Farms in Pennsylvania.

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

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary, Bion Services Group, Inc. ("Bion Services"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for an integrated renewable energy facility that will provide energy for Bion's waste treatment facility through the combustion of the cellulose captured in the Bion process. The system will be owned and operated by Bion through a new entity to be formed and initially 100% owned by Bion Services, in which Kreider will have the option to purchase a minority interest. Upon completion of final design work and resolution of all building, zoning and other related pre-construction matters, it will be necessary to raise substantial capital (equity and/or debt) to construct and operate the Kreider system, which may be difficult to do on reasonable terms due to the current unsettled condition of the capital markets. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 8A(T) of our Form 10-KSB for the year ended June 30, 2008.

     (b)  Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in the legal proceedings described in our Form 10-KSB since filing.

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

      10.1 Kreider Farms Agreement (September 25, 2008): REDACTED - Filed herewith electronically

      10.2 Promissory Note between Bion Environmental Technologies, Inc. and Salvatore Zizza - Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K dated September 27, 2008

      10.3 Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani - Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated September 27, 2008

      10.4 Kreider Press Release dated September 29, 2008 - Incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K dated September 27, 2008

      10.5 Patent Press Release dated September 25, 2008 - Incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K dated September 27, 2008

      10.6 Agreement between Jeff Kapell and Bion dated November 1, 2008 - Incorporated by reference to Exhibit 10.1 to the Company's
            Form 8-K dated October 30, 2008

      10.7 Agreement Between David Mager and Bion dated November 1, 2008 - Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K dated October 30, 2008

      10.8  Promissory Note between Anthony Orphanos and Bion dated
            October 30, 2008, Guaranteed by Dominic Bassani - Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K dated October 30, 2008

      10.9 Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008 - Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K dated October 30, 2008

      31.1 Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

      32.1 Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
            Filed herewith electronically

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   November 14, 2008          By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)