Form 10-Q
period 2008-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2009-02-12
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 2008

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

          Box 566/1774 Summitview Way, Crestone, Colorado 81131
                   (Address of Principal Executive Offices)

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

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. NOT APPLICABLE

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On February 10, 2009, there were 11,637,974 Common Shares issued and 10,933,665 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]



                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' deficit ............    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-24

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   25

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   38

Item 4.   Controls and Procedures ....................................   38


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   39

Item 1A.  Risk Factors................................................   39

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   39

Item 3.   Defaults Upon Senior Securities ............................   39

Item 4.   Submission of Matters to a Vote of Security Holders ........   39

Item 5.   Other Information ..........................................   39

Item 6.   Exhibits ...................................................   40

          Signatures .................................................   41

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                               December 31,      June 30,
                                                   2008            2008
                                               ------------    ------------
                                                (unaudited)

                                   ASSETS

Current assets:
  Cash and cash equivalents                    $     36,966    $    478,899
  Prepaid rent and expenses                           6,135           9,130
  Deposits and other receivables                     11,957          12,068
                                               ------------    ------------
     Total current assets                            55,058         500,097

Restricted cash (Note 9)                             85,973         128,443
Property and equipment, net (Note 4)                 51,140          59,504
                                               ------------    ------------
     Total assets                              $    192,171    $    688,044
                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses        $    543,738    $    567,811
  Accrued payable - affiliate (Note 11)              41,647          41,647
  Notes payable - affiliates (Note 6)               167,495            -
  Deferred compensation (Note 7)                    241,076          25,000
                                               ------------    ------------
     Total current liabilities                      993,956         634,458
                                               ------------    ------------
Convertible promissory notes - affiliates
  (Note 5)                                             -            784,122
Deferred rent (Note 9)                               72,738          71,865
                                               ------------    ------------
     Total liabilities                            1,066,694       1,490,445
                                               ------------    ------------
Minority interest (Note 3)                          127,388         117,692
                                               ------------    ------------

Stockholders' deficit (Note 8):
  Preferred stock, $.01 par value, 10,000
   shares authorized, no shares issued and
   outstanding                                         -               -
  Common stock, no par value, 100,000,000
   shares authorized, 11,226,658 and 11,070,658
   shares issued, respectively, 10,522,349 and
   10,366,349 outstanding, respectively                -               -
  Additional paid-in capital                     73,476,577      73,422,195
  Accumulated deficit                           (74,478,488)    (74,342,288)
                                               ------------    ------------
     Total stockholders' deficit                 (1,001,911)       (920,093)
                                               ------------    ------------
     Total liabilities and stockholders'
       deficit                                 $    192,171    $    688,044
                                               ============    ============

See notes to unaudited consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                 (UNAUDITED)



                                             Three months ended            Six months ended
                                               December 31,                   December 31,
                                           2008           2007            2008           2007
                                        -----------    -----------    -----------    -----------

Revenue                                 $      -       $      -       $      -       $      -

Operating expenses:
 General and administrative (including
  stock-based compensation  (Note 8))       158,567        154,731        788,242        308,587
 Research and development (including
  stock-based compensation (Note 8))         70,630        544,700        346,970        671,668
                                        -----------    -----------    -----------    -----------
     Total operating expenses               229,197        699,431      1,135,212        980,255
                                        -----------    -----------    -----------    -----------
Loss from operations                       (229,197)      (699,431)    (1,135,212)      (980,255)
                                        -----------    -----------    -----------    -----------
Other expense (income):
 Interest expense                            15,609         51,229         27,557        103,619
 Interest income                               (617)       (10,444)        (2,081)       (15,369)
 Minority interest (Note 3)                  (4,198)        53,348          9,696        126,865
 Forfeiture of deferred compensation
  (Note 5)                                 (959,184)          -          (959,184)          -
 Other, net                                 (75,000)          -           (75,000)    (1,258,195)
                                        -----------    -----------    -----------    -----------
                                         (1,023,390)        94,133       (999,012)    (1,043,080)
                                        -----------    -----------    -----------    -----------
Net income (loss)                       $   794,193    $  (793,564)   $  (136,200)   $    62,825
                                        ===========    ===========    ===========    ===========
Net income (loss) per basic common
 share                                  $      0.08    $     (0.10)   $     (0.01)   $      0.01
                                        ===========    ===========    ===========    ===========
Net income (loss) per diluted common
 share                                  $      0.08    $     (0.10)   $     (0.01)   $      0.01
                                        ===========    ===========    ===========    ===========
Weighted-average number of common
 shares outstanding,
  Basic                                  10,418,914      8,021,789     10,392,632      7,976,993
                                        ===========    ===========    ===========    ===========
  Diluted                                10,432,149      8,021,789     10,392,632      7,976,993
                                        ===========    ===========    ===========    ===========





     See notes to unaudited consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    SIX MONTHS ENDED DECEMBER 31, 2008
                               (UNAUDITED)



                                                                               Total
                            Common Stock      Additional      Accumulated   stockholders'
                          Shares    Amount  paid-in capital    deficit        deficit
                        ----------  ------  ---------------  -------------  --------------

Balances, July 1, 2008  11,070,658  $  -      $73,422,195    $(74,342,288)   $  (920,093)

 Vesting and remeasure-
  ment of options for
  services (Note 8)           -        -          (62,618)           -           (62,618)
 Issuance of common
  stock for services        16,000     -           12,000            -            12,000
 Sale of common stock      140,000     -          105,000            -           105,000
 Net loss                     -        -             -           (136,200)      (136,200)
                        ----------  ------    -----------    ------------    -----------
Balances, December 31,
  2008                  11,226,658  $  -      $73,476,577    $(74,478,488)   $(1,001,911)
                        ==========  ======    ===========    ============    ===========














     See notes to unaudited consolidated financial statements.

          BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
                              (UNAUDITED)

                                                         2008        2007
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                     $(136,200)  $  62,825
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
   Depreciation expense                                    8,364       8,066
   Accrued interest on convertible notes and debt         27,557     103,619
   Stock-based compensation                              (50,618)    294,821
   Forfeiture of deferred compensation                  (959,184)        -
   Decrease in fair value of convertible notes              -       (598,960)
   Minority interest                                       9,696     126,865
   Decrease in prepaid rent and expenses                   2,995      17,187
   Decrease (increase) in deposits and other
    receivables                                              111      (7,085)
   Decrease in accounts payable and accrued expenses     (24,073)    (29,091)
   Increase in deferred rent                                 873       3,128
   Increase in deferred compensation                     366,076     366,780
                                                       ---------   ---------
     Net cash (used) provided in operating activities   (754,403)    348,155
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in restricted cash                              42,470        -
 Proceeds from refund of property and equipment             -          5,258
 Purchase of property and equipment                         -         (3,078)
                                                       ---------   ---------
     Net cash provided by investing activities            42,470       2,180
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                      105,000        -
 Proceeds from notes payable - affiliates                165,000        -
                                                       ---------   ---------
     Net cash provided by financing activities           270,000        -
                                                       ---------   ---------
Net (decrease) increase in cash and cash equivalents    (441,933)    350,335

Cash and cash equivalents at beginning of year           478,899     373,109
                                                       ---------   ---------
Cash and cash equivalents at end of year               $  36,966   $ 723,444
                                                       =========   =========
Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes               $    -      $    -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock                -        538,509



See notes to unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     Organization and nature of business (continued):

     On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary, Bion Services Group, Inc. ("Bion Services"), a Bion system to treat the waste of the milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for an integrated renewable energy facility that will provide energy for Bion's waste treatment facility through the combustion of the cellulose captured in the Bion process. The system will be owned and operated by Bion through a new entity to be formed and initially 100% owned by Bion Services, in which Kreider will have the option to purchase a minority interest. Upon completion of final design work and resolution of all building, zoning and other related pre-construction matters, it will be necessary to raise substantial capital (equity and/or debt) to construct and operate the Kreider system, which may be difficult to do on reasonable terms due to the current unsettled condition of the capital markets. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system.

     On January 28, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that it will be able to complete the steps required to finalize this loan and commence this project during the current fiscal year.

     Going concern and management's plans:

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively, and net loss of approximately $136,000 for the six months ended December 31, 2008. At December 31, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $939,000 and $1,002,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

     The Company continues to explore sources of additional financing to satisfy its current operating requirements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

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

     The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2008 and the results of operations and cash flows of the Company for the three and six months ended December 31, 2008 and 2007. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Principles of consolidation (continued):

     The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2008.

     Earnings (loss) per share:

     Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended December 31, 2008 (a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the six months ended December 31, 2008 are not included as they are anti-dilutive):

                                                      Average
Three months ended December 31, 2008      Income      Shares      EPS
-------------------------------------     --------   ----------  -----

Net income - basic                        $794,193   10,418,914  $0.08
Effect of dilutive securities:
  Stock options and warrants                  -          13,235    -
                                          ----------------------------
Net income - diluted                      $794,193   10,432,149  $0.08
                                          ============================

     The following potential shares of common stock and their effect on net income were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

     a) The 8% convertible promissory note-affiliate convertible into 67,731 common shares.
     b) The convertible accrued payable-affiliate of $41,647 convertible into 55,529 common shares.

            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED DECEMBER 31, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Recent accounting pronouncements:

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

     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and
(3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Recent accounting pronouncements (continued):

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

     During the three and six months ended December 31, 2008 and 2007, Centerpoint had (losses) earnings of approximately $(10,200) and $126,100,
and $23,600 and $(695,000), respectively.   Centerpoint's minority interest
holders have a minority interest of $127,388 as of December 31, 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of December 31, 2008:


     Research and development equipment            $ 305,266
     Leasehold improvements                           31,336
     Furniture                                        28,932
     Computers and office equipment                   31,680
                                                   ---------
                                                     397,214
     Less accumulated depreciation                  (346,074)
                                                   ---------
                                                   $  51,140
                                                   =========

     Depreciation expense was $4,077 and $4,046 for the three months ended December 31, 2008 and 2007, respectively, and $8,364 and $8,066 for the six months ended December 31, 2008 and 2007, respectively.

5.   CONVERTIBLE PROMISSORY NOTES:

     In March and April 2007, the Company sold $800,000 of its Convertible Notes (the "Notes") for cash proceeds. In addition the Company issued Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note 7). The Notes were
convertible into shares of the Company's common stock at the price     of
$4.00 per share until maturity on July 1, 2008, or at the election of the Note holders, and accrue interest at 6% per annum. The Note holders also had the option to exchange the Notes, plus interest, for securities substantially identical to securities the Company sells in any offering prior to the completion of an offering in which the Company raises less than $3,000,000. The Company had the right to require the Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raises $3,000,000 or more.

     On May 31, 2008 all of the non-affiliate Note holders converted their Notes totaling $856,737 including accrued interest into 428,369 restricted common shares of the Company. Also on May 31, 2008, Notes held by affiliates totaling $650,427 including accrued interest were converted into 325,214 common shares of the Company. These Notes were converted at a price of $2.00 per share, the price at which the Company sold common stock during the same period.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

5.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

     On June 18, 2008 the remaining affiliated holder of the outstanding Notes increased the principal of his Note, maturing on July 1, 2013, by $375,000 to $784,122, which represented the potential deferred compensation subject to forfeiture through June 30, 2008. The holder, Salvatore Zizza, Chairman of Projects Group, agreed to add his future compensation from the Company to his Note as it accrues. As of December 31, 2008, the total
principal and interest on the Note totaled $959,184.   Pursuant to an
agreement dated December 19, 2008, (the "Zizza Agreement" see Note 10), Mr. Zizza agreed to no longer provide services to the Company effective December 31, 2008. In conjunction with the Zizza Agreement, Mr. Zizza's Note was returned to the Company on December 31, 2008 and it was cancelled, which resulted in the Company's recognition of income due to forfeiture of deferred compensation of $959,184. The deferred compensation underlying the convertible note had not yet vested at the date the Note was cancelled. In addition, the Note was subject to certain risks of forfeiture and/or cancellation.

     The Notes accrued interest of $13,172 and $27,520 for the three months ended December 31, 2008 and 2007, respectively and $25,062 and $54,636 for the six months ended December 31, 2008 and 2007, respectively.

6.   PROMISSORY NOTES PAYABLE - AFFILIATES:

     During September 2008, Mr. Zizza and Dominic Bassani, Vice-President - Special Projects and Strategic Planning for the Projects Group, loaned the Company $50,000 each under separate promissory notes. Under the terms of the promissory notes, which allow for additional monies to be loaned, the notes bear interest at 8% per annum and were payable on or before February 1, 2009. Pursuant to the Zizza Agreement, the terms of his promissory note were amended in December 2008 to allow for Mr. Zizza to convert the interest and principal of his note, in whole or in part, into shares of the Company's restricted common stock at a price of $0.75 per share, which was equal to the fair value.

     During October 2008, a major shareholder loaned the Company $65,000 under a promissory note. Under the terms of the promissory note, which allows for additional monies to be loaned, the note bears interest at 8% per annum and is payable on or before March 1, 2009. In January 2009, an agreement was reached whereby the maturity of the $65,000 promissory note was extended to June 30, 2009 in consideration of a) at the election by the note holder, the ability to convert the principal and interest into the Company's restricted common stock at $0.75 per share, the fair value of the shares, at any date prior to repayment and b) the issuance of a warrant to purchase 15,000 shares of the Company's common stock at $0.75 per share until December 31, 2018.

     The promissory notes had accrued interest expense outstanding of $2,495 as of December 31, 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

6.   PROMISSORY NOTES - AFFILIATES (CONTINUED):

     Subsequent to December 31, 2008, the promissory note held by Mr. Bassani was amended, under the terms of the Brightcap Agreement (see Note 10) to allow for the conversion of the principal and interest into shares of the Company's common stock at $0.75 per share and extended the maturity date of the promissory notes to June 30, 2009.

7.   DEFERRED COMPENSATION:

     The Company accrued $750,000 ($150,000 to Mr. Smith, $300,000 to Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, and $300,000 to Mr. Zizza) as deferred compensation during each of the years ended June 30, 2008 and 2007. During fiscal year 2007 the Company entered into agreements converting deferred compensation amounts totaling $975,000 into promissory notes with conversion agreements. Accrued principal and interest owed under the promissory notes with conversion agreements of Mr. Smith and Brightcap were converted to Convertible Promissory Notes in March 2007 (Note 5).

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

     As of December 31, 2008 the Company owed Brightcap and Mr. Smith deferred compensation of $175,000 and $66,076, respectively. In January 2009 the Company entered into the Smith Agreement (see Note 10), whereby Mr. Smith converted his deferred compensation as of December 31, 2008 into 88,104 shares of the Company's restricted common stock at $0.75 per share. The Company also entered into the Brightcap Agreement (see Note 10), whereby the deferred compensation of Brightcap owed as of December 31, 2008, was made convertible until December 31, 2009 into the Company's restricted common stock at a price of $0.75 per share at Brightcap's option.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

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

     In November 2008, the Company issued 140,000 share of the Company's restricted common stock at $0.75 per share for cash proceeds of $105,000.

     The Company also issued 16,000 shares of the Company's restricted common stock at $0.75 per share for services valued at $12,000 to one of its employees.

     Warrants:

     As of December 31, 2008 the Company had the following common stock warrants outstanding:

                             Number of   Exercise
                              Shares     Price      Expiration Date
                             ---------   --------   ---------------
     Class SVDB 1-6            800,000   $   3.00   July 31, 2013
     Class DB-1                600,000   $   1.00   January 31, 2014
     Class A 1-3               600,000   $   2.50   May 14, 2015
     Class SVMAS-1              67,500   $   3.50   December 31, 2011
     Class SVMAS-1A             40,000   $   3.50   December 31, 2011
     Class SVMAS-2              32,500   $   2.50   December 31, 2011
     Class SVMAS-3              40,000   $   2.50   September 30, 2015
     Class SVB 1-3              50,000   $   2.50   April 30, 2015
     Class SVB-4                75,000   $   2.50   April 30, 2015
     Class SVC 1-5             125,000   $   4.25   December 31, 2012
     Class SV-SEI 1-2           32,292   $   1.50   December 31, 2012
     Class SV-SEI 3-4            9,375   $   1.50   June 30, 2009
     Class C, D, E             275,000   $   2.50   April 30, 2015
     Class O                   100,000   $   3.00   December 31, 2010
     Class DM                  150,000   $   3.00   December 31, 2011
     Class MAS                  80,000   $   2.50   July 1, 2012
     Class GK                   20,000   $   2.00   March 31, 2011
     Class BW                   10,000   $   2.20   June 15, 2012
                             ---------
                             3,106,667
                             =========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Warrants (continued):

     During December 2008, 450,000 warrants were cancelled pursuant to the terms of the Zizza Agreement (see Note 10).

     The weighted average exercise price for the outstanding warrants is $2.47 and the weighted average remaining contractual life as of December 31, 2008 is 4.96 years.

     In January 2009, warrants to purchase 1,315,000 shares of the Company's common stock at $0.75 per share were issued pursuant to various agreements with Mr. Smith, Mr. Bassani and a major shareholder (see Notes 6 and 10).

     Stock options:

     Effective June 2006, the Company approved the 2006 Consolidated Incentive Plan (the "2006 Plan"), which consolidated previously reserved incentive stock options plans into the 2006 Plan. On November 28, 2008, the 2006 Plan was amended to increase the maximum number of shares of the common stock of the Company issuable pursuant to the 2006 Plan from 4,200,000 to 6,000,000 shares and increases the maximum grant of stock options to a single employee/consultant from 500,000 to 1,000,000 options during a twelve month period. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

     The Company recorded compensation expense related to employee stock options of $84,068 and $220,174 for the three months ended December 31, 2008 and 2007, respectively and $146,997 and $364,966 for the six months ended December 31, 2008 and 2007, respectively. The Company granted 75,000 and 145,000 options during the six months ended December 31, 2008 and 2007, respectively. During the six months ended December 31, 2008 and 2007, 210,000 and 45,000 options expired, respectively.

     A summary of option activity under the 2006 Plan for the six months ended December 31, 2008 is as follows:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock options (continued):

                                                     Weighted-
                                         Weighted-   Average
                                         Average     Remaining     Aggregate
                                         Exercise    Contractual   Intrinsic
                             Options     Price       Life          Value
                             ---------   --------    -----------   ---------

Outstanding at July 1, 2008  2,183,333   $   3.06       4.6        $   7,950
 Granted                        75,000       1.00
 Exercised                        -          -
 Forfeited                        -          -
 Expired                      (210,000)      3.03
Outstanding at December 31,  ---------   --------       ---        ---------
  2008                       2,048,333   $   2.99       4.6        $    -
Exercisable at December 31,  =========   ========       ===        =========
  2008                       1,617,084   $   2.94       4.6        $    -
                             =========   ========       ===        =========

     The following table presents information relating to nonvested stock options as of December 31, 2008:

                                                  Weighted Average
                                                    Grant-Date
                                   Options          Fair Value
                                   --------       ----------------

Nonvested at July 1, 2008           562,916           $ 1.29
  Granted                            75,000              -
  Vested                           (206,667)           (1.59)
  Forfeited                            -                 -
                                   --------           ------
Nonvested at December 31, 2008      431,249           $ 1.20
                                   ========           ======

     The total fair value of stock options that vested during the six months ended December 31, 2008 and 2007 was $233,377 and $342,800, respectively.
The intrinsic value of stock options exercised during the six months ended
December 31, 2008 and 2007 was $0 as there were no options      exercised
during these periods. As of December 31, 2008 the Company had $289,780 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period 1.5 years.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock options (continued):

     The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of December 31, 2008, non-employee options represented 595,833 of the 2,048,333 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of December 31, 2008. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense for the six months ended December 31, 2008 and 2007.

     The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of December 31, 2008, 312,500 of these options included service conditions that were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options was determined using the Black-Scholes option-pricing model, using the following assumptions at December 31, 2008; a dividend yield of zero, risk-free interest rates of 1.71% to 2.25%, volatility of 151% to 153% and an expected life of 6.3 to 9.5 years. Consulting cost in connection with options that are not fully vested as of December 31, 2008 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value charges/(credits) of $(389,803) and $80,792 were recorded as expense during the three months ended December 31, 2008 and 2007, respectively and $(209,615) and $(70,146) for the six months ended December 31, 2008 and 2007, respectively.

     Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the three and six months ended December 31, 2008 and 2007 are as follows:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

8.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock options (continued):

                                      Three       Three       Six         Six
                                      months      months      months      months
                                      ended       ended       ended       ended
                                     December    December    December    December
                                     31, 2008    31, 2007    31, 2008    31, 2007
                                     ---------   ---------   ---------   ---------

General and administrative:
 Fair value remeasurement of
  convertible notes - affiliates     $    -      $(42,921)   $    -      $(237,383)
 Fair value remeasurement of
  options with service conditions     (389,803)      -        (275,075)       -
 Fair value of stock options
  expensed under SFAS 123(R)            76,318     150,013     114,367     228,445
                                     ---------   ---------   ---------   ---------
    Total                            $(313,485)  $ 107,092   $(160,708)  $  (8,938)
                                     =========   =========   =========   =========
Research and development:
 Fair value remeasurement of
   convertible notes - affiliates    $    -      $ (95,634)  $    -      $(361,577)
 Fair value remeasurement of
  options with service conditions         -         80,792      65,460     (70,146)
 Fair value of stock options
  expensed under SFAS 123 (R)            7,750      70,161      32,630     136,521
                                     ---------   ---------   ---------   ---------
    Total                            $   7,750   $  55,319   $  98,090   $(295,202)
                                     =========   =========   =========   =========

9.   OPERATING LEASE:

     The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of December 31, 2008 the Company has reflected $85,973 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Zizza. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a
deferred rent liability of $72,738 as of December 31, 2008.   Rent expense,
net of contractual and month to month sub-lease rental income was $12,504 and $20,053 and $25,008 and $51,234 for the three and six months ended December 31, 2008 and 2007, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

9.   OPERATING LEASE (CONTINUED):

     At December 31, 2008, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                               Operating lease   Sublease   Net operating
Fiscal year:                      payments       rentals    lease payments
------------                   ---------------   ---------  --------------

Six months ended June 30, 2009   $   92,520      $ 29,606     $ 62,914
2010                                191,405        61,249      130,156
2011                                198,602        63,553      135,049
2012                                212,775        68,088      144,687
2013                                225,756        72,242      153,514
Thereafter                           97,219        31,110       66,109
                                 ----------      --------     --------
Total                            $1,018,277      $325,848     $692,429
                                 ==========      ========     ========

     Effective January 1, 2009, Mr. Zizza has entered into a Master Sublease with the Company whereby Mr. Zizza will become a subleasee and will, for a one year initial period, make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants will be deposited into a Company bank account such that Mr. Zizza will have use of those funds towards the monthly lease payment. Mr. Zizza will have the option on or before November 15, 2009 to continue the Master Sublease for the entire period of the lease. If Mr. Zizza fulfills his obligations under the Master Sublease during the one year initial period, he shall receive the funds from the next release from the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit.

10.  COMMITMENTS AND CONTINGENCIES:

     Employment and consulting agreements:

     The Company had an employment agreement with its president, Mr. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008. On May 31, 2008, an agreement was reached whereby Mr. Smith would continue his services as president through December 31, 2008 and effective January 1, 2009 (or March 31, 2009 at the latest) through December 31, 2009, he would provide services to the Company in a consulting capacity at his current compensation. On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith will continue to hold

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Employment and consulting agreements (continued):

positions of Director, President and General Counsel of the Company and its subsidiaries. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith shall accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock (See Note 7).

     Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani, are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000
annually for Mr. Bassani's services.   On January 11, 2009, the Company
entered in the Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also requires that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company will no longer defer compensation earned by Brightcap, rather it will be paid in cash and the Brightcap Agreement grants Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009. The Brightcap Agreement also extends the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allows for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Dairy, with an annual salary of $300,000. Pursuant to an agreement dated December 19, 2008, Mr. Zizza will no longer provide services to the Company as of December 31, 2008 and the following terms were agreed upon: a) Mr. Zizza's 600,000 warrants shall be returned to the Company and the Company will reissue a certificate to Mr. Zizza representing 150,000 warrants with no changes in the terms and conditions of the original warrants, b) all options currently owned

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Employment and consulting agreements (continued):

by Mr. Zizza shall vest on the existing schedule, c) the Company shall cancel the 2007 Series AB Convertible Promissory Note owned by Mr. Zizza which represented accrued deferred compensation from the Company (see Note 5), d) the $50,000 promissory note owed to Mr. Zizza shall remain outstanding however it will be amended to include the right of Mr. Zizza to convert the principal and interest, in whole or part, into the Company's common stock at a price of $0.75 per share at any date prior to the repayment of the Company (see Note 6), e) the Company's existing accrued payable of $41,647 shall remain a valid obligation of the Company with the additional right of Mr. Zizza to convert the accrued payable, in whole or in part, into the Company's restricted common stock at a price of $0.75 per share (see Note 11) and f) the Company entered into a Master Sublease as described in Note 9.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with Jeff Kapell. Under the terms of the agreement, Mr. Kapell provided part-time services to the Company through March 2006. In April 2006, Mr. Kapell was appointed Dairy's Vice President-Renewables at a salary of $120,000 per year. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Kapell left the employ of the Company effective November 1, 2008 by mutual agreement. Mr. Kapell has performed consulting services for the Company since November 2008.

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

     In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of December 31, 2008, 422,500 shares remain outstanding due to the expiry of 125,000 and 62,500 shares exceeding $10.00 and $20.00 per share, respectively.

     In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED DECEMBER 31, 2008

10.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

     Employment and consulting agreements (continued):

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

11.  RELATED PARTY TRANSACTIONS:

     The Company has an accrued payable of $41,647 as of December 31, 2008, to a company controlled by Mr. Zizza for rental of office space in 2003. Pursuant to the Zizza Agreement, Mr. Zizza has the option to convert the payable into common shares of the Company's stock at $0.75 per share at any time prior to the obligation being paid by the Company.

12.  SUBSEQUENT EVENT:

     In January-February 2009, the Company issued 105,000 shares of its restricted common stock at $0.75 per share for cash proceeds of $78,750.

     On January 28, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that it will be able to complete the steps required to finalize this loan and commence this project during the current fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-KSB for the year ended June 30, 2008.

BUSINESS OVERVIEW

     For several years, the Company focused on completion of the development of its second-generation technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, Confined Animal Feeding Operations ("CAFO's"), which development is now substantially complete. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets.

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is the recently announced agreement with Kreider Farms in Pennsylvania. On January 28, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that it will be able to complete the steps required to finalize this loan and commence this project during the current fiscal year.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 calendar year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2009-2010 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2014) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2008 and 2007 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had a working capital deficiency and a stockholders' deficit of approximately $134,000 and $920,000, respectively. The financial statements for the three and six months ended December 31, 2008 and 2007 have also been prepared assuming the Company will continue as a going concern.
The Company has incurred net income (loss) of approximately $794,000 and ($136,000) for the three and six month periods ended December 31, 2008, respectively. At December 31, 2008, the Company has a working capital deficiency and a stockholders' deficit of approximately $939,000 and $1,002,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2008 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Revenue Recognition

     While the Company has not recognized any operating revenues for the past two fiscal years, the Company anticipates that future revenues will be generated from product sales, credit sales, technology license fees, annual waste treatment fees and/or direct ownership interests in Integrated Projects. The Company expects to recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's Systems. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

General and Administrative

     Total general and administrative expenses increased slightly from $155,000 to $159,000 for the three months ended December 31, 2007 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $(314,000) and $107,000 for the three months ended December 31, 2008 and 2007, respectively, were $473,000 versus $48,000 for the three months ended December 31, 2008 and 2007, respectively. The primary reason for the increase in general and administrative expenses excluding stock-based compensation during the three months ended December 31, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $146,000 and $44,000 for the three months ended December 31, 2008 and 2007, respectively, and the increase is due to the expensing of previous research and development employees to general and administrative expense. Consulting expense increased from $7,000 to $124,000 for the three months ended December 31, 2007 and 2008, respectively due to the Company's shift from research and development to general and administrative described above and additional lobbying and public relations consulting during the three months ended December 31, 2008. Legal costs were $24,000 and $(126,000) for the three months ended December 31, 2008 and 2007, respectively, and the increase was due to the absence of the insurance reimbursement for fiscal year 2008 legal fees associated with the Centerpoint litigation. Accounting and tax costs decreased from $39,000 for the three months ended December 31, 2007 to $8,000 during the same period in fiscal year 2009, due to lower quarterly review costs and tax related expenses. The Company also incurred lower rent expense, $15,000 and $25,000 for the three months ended December 31, 2008 and 2007, respectively, due to additional sub-tenant month to month rentals during the three months ended December 31, 2008.

     General and administrative stock-based compensation for the three years ended December 31, 2008 and 2007 consist of the following:

                                           Three months    Three months
                                              ended           ended
                                           December 31,    December 31,
                                              2008            2007
                                           -------------  -------------
Fair value remeasurement of
 convertible notes - affiliates              $    -          $ (43,000)
Fair value remeasurement of options
 with service conditions                      (390,000)            -
Fair value of stock options expensed
 under SFAS 123(R)                              76,000         150,000
                                             ---------       ---------
   Total                                     $(314,000)      $ 107,000
                                             =========       =========

     Stock-based compensation charges/(credits) decreased to $(314,000) for the three months ended December 31, 2008 from $107,000 for the three months ended December 31, 2007. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation of $(43,000) is primarily due to the fact his note was converted in December 2007, therefore no remeasurement was required for the three months ended December 31, 2008. For the three months ended December 31, 2008 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $76,000, compared to $150,000. The Company also recognized as general and administrative expenses $(390,000) for the remeasurement of options with service conditions due to the reallocation of research and development related costs and the decrease in the fair value of the options from approximately $2.10 per share to approximately $0.97 per share during the three months ended December 31, 2008.

Research and development

     Total research and development expenses have decreased $474,000 from $545,000 to $71,000 for the three months ended December 31, 2007 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges of $8,000 and $55,000 for the three months ended December 31, 2008 and 2007, respectively, were $63,000 and $490,000 for the three months ended December 31, 2008 and 2007, respectively. The primary reason for the decrease in research and development expenses during the three months ended December 31, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities)that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $45,000 and $176,000 for the three months ended December 31, 2008 and 2007, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $234,000 to $3,000 for the three months ended December 31, 2007 and 2008, respectively, due to the shift from research and development to general and administrative.

     Research and development stock-based compensation for the three months ended December 31, 2008 and 2007 consist of the following:

                                           Three months    Three months
                                              ended          ended
                                           December 31,   December 31,
                                              2008             2007
                                           -------------  -------------
Fair value remeasurement of convertible
 notes - affiliates                         $    -           $ (96,000)
Fair value remeasurement of options with
 service conditions                              -              81,000
Fair value of stock options expensed
 under SFAS 123 (R)                            8,000            70,000
                                            --------         ---------
   Total                                    $  8,000         $  55,000
                                            ========         =========

     Stock-based compensation charges decreased from $55,000 for the three months ended December 31, 2007 to $8,000 for the same period in fiscal year 2009. Stock-based compensation fair value adjusted credits of $(96,000) for the three months ended December 31, 2007, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation. There was no similar charge for the three months ended December 31, 2008 as the note was converted at May 31, 2008. The Company recorded stock-based compensation expense of $8,000 and $70,000 under the provisions of SFAS 123(R) for the three months ended December 31, 2008 and 2007, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative. The Company also recognized as research and development expenses $81,000 for the remeasurement of options with service conditions for the three months ended December 31, 2007 while no expense was recognized for the three months ended December 31, 2008 due to the allocation of such expenses to general and administrative expenses.

Loss from Operations

     As a result of the factors described above, the loss from operations was $229,000 and $699,000 for the three months ended December 31, 2008 and 2007, respectively.

Other expense and (income)

     Other expense and (income) was $(1,023,000) and $94,000 for the three months ended December 31, 2008 and 2007, respectively. Interest expense decreased $35,000 from $51,000 for the three months ended December 31, 2007 to $16,000 for the three months ended December 31, 2008. Interest expense decreased due to the lower debt balances on the 2006 and 2007 Series A Notes for the three months ended December 31, 2008. For the three months ended December 31, 2008, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's directors and officers liability insurance providers. For the three months ended December 31, 2007, the Company received reimbursements for legal fees relating to the Centerpoint litigation which resulted in a positive net equity position for the Company's majority held subsidiary, Centerpoint, which resulted in the recording of the $53,000 minority interest expense of Centerpoint for the three months ended December 31, 2007 while for the three months ended December 31, 2008 the amount was $(4,000).

Net income (loss)

     As a result of the factors described above, the net income (loss) was 794,000 and $(794,000) for the three months ended December 31, 2008 and 2007, respectively, representing a $0.18 increase in the net earnings per basic and net earnings per diluted common share, respectively, for the three months ended December 31, 2008 and 2007, respectively.

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2007

General and Administrative

     Total general and administrative expenses increased from $309,000 to $788,000 for the six months ended December 31, 2007 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation credits of $161,000 and $9,000 for the six months ended December 31, 2008 and 2007, respectively, were $949,000 versus $318,000 for the six months ended December 31, 2008 and 2007, respectively. The primary reason for the increase in general and administrative expenses excluding stock-based compensation during the six months ended December 31, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $280,000 and $90,000 for the six months ended December 31, 2008 and 2007, respectively, and the increase is due to the expensing of previous research and development employees to general and administrative expense. Consulting expense increased from $33,000 to $268,000 for the six months ended December 31, 2007 and 2008, respectively due to the Company's shift from research and development to general and administrative described above and additional lobbying and public relations consulting during the six months ended December 31, 2008. Legal costs increased $71,000 for the six months ended December 31, 2008 due to the fact during the six months ended December 31, 2007 insurance reimbursements for the Centerpoint litigation of $133,000 were received. The Company also incurred lower rent expense, $31,000 and $56,000 for the six months ended December 31, 2008 and 2007, respectively, due to additional sub-tenant month to month rentals during the six months ended December 31, 2008.

     General and administrative stock-based compensation for the six years ended December 31, 2008 and 2007 consist of the following:

                                           Six months    Six months
                                              ended        ended
                                           December 31,  December 31,
                                              2008          2007
                                           ------------  ------------
Fair value remeasurement of
 convertible notes - affiliates             $    -        $(237,000)
Fair value remeasurement of options
 with service conditions                     (275,000)         -
Fair value of stock options expensed
 under SFAS 123(R)                            114,000       228,000
                                            ---------     ---------
   Total                                    $(161,000)    $  (9,000)
                                            =========     =========

     Stock-based compensation credits decreased to $161,000 for the six months ended December 31, 2008 from $9,000 for the six months ended December 31, 2007. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation of $(237,000) is primarily due to the fact his note was converted in December 2007, therefore no remeasurement was required for the six months ended December 31, 2008. For the six ended December 31, 2008 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $114,000, compared to $228,000 for the six months ended December 31, 2007. The Company also recognized as general and administrative expenses $(275,000) for the remeasurement of options with service conditions due to the reallocation of research and development related costs and the decrease in the fair value of the options from approximately $2.06 per share to approximately $0.97 per share during the six months ended December 31, 2008.

Research and development

     Total research and development expenses have decreased $325,000 from $672,000 to $347,000 for the six months ended December 31, 2007 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges/(credits) of $98,000 and $(295,000) for the three six months ended December 31, 2008 and 2007, respectively, were $249,000 and $967,000 for the three months ended December 31, 2008 and 2007, respectively. The primary reason for the decrease in research and development expenses during the six months ended December 31, 2008 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities)that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $147,000 and $357,000 for the six months ended December 31, 2008 and 2007, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $300,000 to $16,000 for the six months ended December 30, 2007 and 2008, respectively, due to the shift from research and development to general and administrative.

     Research and development stock-based compensation for the six months ended December 31, 2008 and 2007 consist of the following:

                                           Six months    Six months
                                              ended         ended
                                           December 31,  December 31,
                                              2008          2007
                                           ------------  ------------
Fair value remeasurement of convertible
 notes - affiliates                         $    -        $(362,000)
Fair value remeasurement of options with
 service conditions                           65,000        (70,000)
Fair value of stock options expensed
 under SFAS 123 (R)                           33,000         137,000
                                            ---------      ---------
   Total                                    $ 98,000       $(295,000)
                                            ========       =========

     Stock-based compensation charges/(credits) increased from $(295,000) for the six months ended December 31, 2007 to $98,000 for the same period in fiscal year 2009. Stock-based compensation fair value adjusted credits of $(362,000) for the six months ended December 31, 2007, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation. There was no similar charge for the six months ended December 31, 2008 as the note was converted at May 31, 2008. The Company recorded stock-based compensation expense of $33,000 and $137,000 under the provisions of SFAS 123(R) for the six months ended December 31, 2008 and 2007, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative. The Company also recognized as research and development expenses $(70,000) for the remeasurement of options with service conditions for the six months ended December 31, 2007 while $65,000 was recognized for the six months ended December 31, 2008 due to the allocation of such expenses to general and administrative expenses.

Loss from Operations

     As a result of the factors described above, the loss from operations was $1,135,000 and $980,000 for the six months ended December 31, 2008 and 2007, respectively.

Other expense and (income)

     Other expense and (income) was $(999,012) and $(1,044,000) for the six months ended December 31, 2008 and 2007, respectively. Interest expense decreased $76,000 from $104,000 for the six months ended December 31, 2007 to $28,000 for the six months ended December 31, 2008. Interest expense decreased due to the lower debt balances on the 2006 and 2007 Series A Notes for the six months ended December 31, 2008. For the six months ended December 31, 2008, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's director's and officer's liability insurance providers. For the six months ended December 31, 2007, the Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements and $430,000 from
release of previously escrowed funds owed to Centerpoint.   The receipts of
the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's majority held subsidiary, Centerpoint, which resulted in the recording of the $127,000 minority interest expense of Centerpoint for the six months ended December 31, 2007 while for the six months ended December 31, 2008 the amount was $10,000.

Net (loss) income

     As a result of the factors described above, the net (loss) income was $(136,000) and $63,000 for the six months ended December 31, 2008 and 2007, respectively, representing a $0.02 decrease in the net earnings per basic and net earnings per diluted common share, respectively, for the six months ended December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2008, the Company had cash and cash equivalents equal to $37,000. During the six months ended December 31, 2008, net cash used in operating activities was $754,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the six months ended December 31, 2008 the Company provided $42,000 of cash due to the release of restricted cash related to the New York office operating lease.

Financing Activities

     During the six months ended December 31, 2008, $165,000 of cash was provided by financing activities from short-term promissory notes - affiliates and $105,000 of cash was provided from the sale of the Company's restricted common stock.

     As of December 31, 2008 the Company has significant debt obligations consisting primarily of deferred compensation of $241,000 and promissory notes - affiliates of $167,000. The Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

Plan of Operations and Outlook

     As of December 31, 2008 the Company had cash and cash equivalents of approximately $37,000. Based on our operating plan, management believes that existing cash on hand will not be sufficient to fund the Company's basic overhead through the end of the 2009 fiscal year.

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

    Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 calendar year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2009-2010 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2014) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $85,973 in connection with the lease as of December 31, 2008. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza has entered into a Master Sublease with the Company whereby Mr. Zizza will become a subleasee and will, for a one year initial period, make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants will be deposited into a Company bank account such that Mr. Zizza will have use of those funds towards the monthly lease payment. Mr. Zizza will have the option on or before November 15, 2009 to continue the Master Sublease for the entire period of the lease. If Mr. Zizza fulfills his obligations under the Master Sublease during the one year initial period, he shall receive the funds from the next release from the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary, Bion Services Group, Inc. ("Bion Services"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for an integrated renewable energy facility that will provide energy for Bion's waste treatment facility through the combustion of the cellulose captured in the Bion process. The system will be owned and operated by Bion through a new entity to be formed and initially 100% owned by Bion Services, in which Kreider will have the option to purchase a minority interest. Upon completion of final design work and resolution of all building, zoning and other related pre-construction matters, it will be necessary to raise substantial capital (equity and/or debt) to construct and operate the Kreider system, which may be difficult to do on reasonable terms due to the current unsettled condition of the capital markets. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 27, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (PENNVEST) approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the dairy portion of the Kreider Farms project. Definitive agreements regarding this loan have not yet been negotiated or executed.

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

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended December 31, 2008 the Company sold 140,000 shares of restricted common stock for $105,000. The proceeds were used for working capital purposes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

      10.1 Agreement between Jeff Kapell and Bion dated November 1, 2008 - Incorporated by reference to Exhibit 10.1 to Form 8-K dated October 30, 2008

      10.2 Agreement Between David Mager and Bion dated November 1, 2008 - Incorporated by reference to Exhibit 10.2 to Form 8-K dated October 30, 2008

      10.3 Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani - Incorporated by reference to Exhibit 10.3 to Form 8-K dated October 30, 2008

      10.4 Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31,
             2008 - Incorporated by reference to Exhibit 10.4 to Form 8-K dated October 30, 2008

      10.5 Agreement between Salvatore Zizza and Bion effective December 31, 2008 - Incorporated by reference to Exhibit 10.1 to
             Form 8-K dated December 31, 2008

      10.6 Amendment #3 to 2006 Consolidated Incentive Plan - Incorporated by reference to Exhibit 10.2 to Form 8-K dated December 31, 2008

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   February 12, 2009          By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)