Form 10-Q
period 2009-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2009-05-14
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 13, 2009, there were 11,778,644 Common Shares issued and 11,074,335 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]



                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                  FORM 10-Q

                              TABLE OF CONTENTS

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' deficit ............    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-25

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   26

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   39

Item 4.   Controls and Procedures ....................................   39

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   40

Item 1A.  Risk Factors................................................   40

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   40

Item 3.   Defaults Upon Senior Securities ............................   40

Item 4.   Submission of Matters to a Vote of Security Holders ........   40

Item 5.   Other Information ..........................................   40

Item 6.   Exhibits ...................................................   41

          Signatures .................................................   42

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                March 31,       June 30,
                                                  2009            2008
                                              ------------     -----------
                                               (unaudited)
                                  ASSETS

Current assets:
 Cash and cash equivalents                    $      8,811     $    478,899
 Prepaid expenses                                    3,476            9,130
 Deposits and other receivables                     11,957           12,068
                                              ------------     ------------
     Total current assets                           24,244          500,097
                                              ------------     ------------
Restricted cash (Note 10)                           85,973          128,443
Property and equipment, net (Note 4)                47,573           59,504
                                              ------------     ------------
     Total assets                             $    157,790     $    688,044
                                              ============     ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses       $    604,696     $    567,811
  Accrued payable - affiliate (Note 12)             41,647           41,647
  Loans payable - affiliates (Note 6)              102,500             -
  Notes payable - affiliates (Note 7)              170,218             -
  Deferred compensation (Note 8)                   250,000           25,000
                                              ------------     ------------
     Total current liabilities                   1,169,061          634,458
                                              ------------     ------------
Convertible promissory notes - affiliates
 (Note 5)                                             -             784,122
Deferred rent (Note 10)                             72,985           71,865
                                              ------------     ------------
     Total liabilities                           1,242,046        1,490,445
                                              ------------     ------------
Minority interest (Note 3)                         114,558          117,692
                                              ------------     ------------
Stockholders' deficit (Note 9):
 Series A Preferred stock, $0.01 par value,
  10,000 shares authorized, no shares issued
  and outstanding                                     -                -
 Series B Preferred stock, $0.01 par value,
  50,000 shares authorized, no shares issued
   and outstanding                                    -                -
 Common stock, no par value, 100,000,000
  shares authorized, 11,726,307 and 11,070,658
  shares issued, respectively, 11,021,998 and
  10,366,349 outstanding, respectively                -                -
 Additional paid-in capital                     74,098,100       73,422,195
 Accumulated deficit                           (75,296,914)     (74,342,288)
                                              ------------     ------------
     Total stockholders' deficit                (1,198,814)        (920,093)
                                              ------------     ------------
     Total liabilities and stockholders'
      deficit                                 $    157,790     $    688,044
                                              ============     ============

See notes to unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
                                  (UNAUDITED)



                             Three months ended March 31,  Nine months ended March 31,
                                 2009           2008           2009          2008
                             -----------     ------------  -----------    -----------
Revenue                      $      -        $     -       $      -       $      -

Operating expenses:
 General and administrative
  (including stock-based
  compensation (Note 9))         780,987        237,847      1,569,229        546,434
 Research and development
  (including stock-based
  compensation (Note 9))          46,438        573,721        393,408      1,245,389
                             -----------     ----------    -----------    -----------
   Total operating expenses      827,425        811,568      1,962,637      1,791,823
                             -----------     ----------    -----------    -----------

Loss from operations            (827,425)      (811,568)    (1,962,637)    (1,791,823)
                             -----------     ----------    -----------    -----------
Other expense (income):
 Interest expense                  2,722         47,251        30,279         150,870
 Interest income                   1,109         (4,530)         (972)        (19,899)
 Minority interest (Note 3)      (12,830)       (12,935)       (3,134)        113,930
 Forfeiture of deferred
  compensation (Note 5)             -              -         (959,184)           -
 Other, net                         -              -          (75,000)     (1,258,195)
                             -----------     ----------    -----------    -----------
                                  (8,999)        29,786     (1,008,011)    (1,013,294)
                             -----------     ----------    -----------    -----------
Net loss                     $  (818,426)    $ (841,354)   $  (954,626)   $  (778,529)
                             ===========     ==========    ===========    ===========

Net loss per basic and
 diluted common share        $     (0.08)    $    (0.10)   $     (0.09)   $     (0.10)
                             ===========     ==========    ===========    ===========

Weighted-average number of
 common shares outstanding,
 basic and diluted            10,723,818      8,351,030     10,501,416      8,197,170
                             ===========     ==========    ===========    ===========

See notes to unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        NINE MONTHS ENDED MARCH 31, 2009
                                  (UNAUDITED)



                                                                                  Total
                               Common Stock      Additional      Accumulated   stockholders'
                             Shares    Amount  paid-in capital    deficit        deficit
                           ----------  ------  ---------------  -------------  --------------
Balances, July 1, 2008     11,070,658  $  -      $ 73,422,195   $(74,342,288)   $  (920,093)

 Vesting and remeasure-
  ment of options for
  services (Note 9)              -        -           132,669           -           132,669
 Issuance of common
  stock for services
  (Note 9)                    234,214     -            63,160           -            63,160
 Issuance of warrants
  for services (Note 9)                   -           164,000           -           164,000
 Sale of common stock
  (Note 9)                    333,333     -           250,000           -           250,000
 Conversion of debt to
  equity (Note 9)              88,102     -            66,076           -            66,076
 Net loss                        -        -              -          (954,626)      (954,626)
                           ----------  -----     ------------   ------------    -----------

Balances, March 31,
 2009                      11,726,307  $  -      $ 74,098,100   $(75,296,914)   $(1,198,814)
                           ==========  =====     ============   ============    ===========


See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2009 AND 2008
                                  (UNAUDITED)

                                                   2009          2008
                                               -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $  (954,626)   $(778,529)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                             11,931       12,160
   Accrued interest on convertible notes and debt   30,280      150,870
   Stock-based compensation                        359,829      363,683
   Forfeiture of deferred compensation            (959,184)        -
   Decrease in fair value of convertible notes        -        (548,104)
   Minority interest                                (3,134)     113,930
   Decrease in prepaid expenses                      5,654       18,524
   Decrease (increase) in deposits and other
    receivables                                        111       (5,101)
   Increase (decrease) in accounts payable and
    accrued expenses                                36,885      (27,411)
   Increase in deferred rent                         1,120        4,510
   Increase in deferred compensation               441,076      554,280
                                               -----------    ---------
     Net cash used in operating activities      (1,030,058)    (141,188)

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in restricted cash                        42,470       43,502
 Proceeds from refund of property and equipment       -           5,258
 Purchase of property and equipment                   -          (3,078)
                                               -----------    ---------
     Net cash provided by investing activities      42,470       45,682
                                               -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                250,000         -
 Proceeds from loans payable - affiliates          102,500         -
 Proceeds from notes payable - affiliates          165,000         -
                                               -----------    ---------
     Net cash provided by financing activities     517,500         -
                                               -----------    ---------
Net decrease in cash and cash equivalents         (470,088)     (95,506)
Cash and cash equivalents at beginning of year     478,899      373,109
                                               -----------    ---------
Cash and cash equivalents at end of year       $     8,811    $ 277,603
                                               ===========    =========

Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes       $      -       $    -
                                               ===========    =========
Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock   $    66,076    $ 538,509
                                               ===========    =========
See notes to unaudited consolidated financial statements.

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                       NINE MONTHS ENDED MARCH 31, 2009

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

     Since 2002, the Company has focused on completing development of its technology platform and business model. As such, we elected not to pursue near term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects. Bion is now actively pursuing business opportunities in two broad areas: 1) retrofit and environmental remediation of existing CAFOs (described below) and 2) development of "closed loop" Integrated Projects (defined below).

     We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from portions of the CAFO waste stream which renewable energy can be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Bion is presently evaluating opportunities for development of Integrated Projects in New York, Nebraska and elsewhere.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

     On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA 1, LLC ('LLC'), a Bion system to treat the waste of the milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a renewable energy facility ("REF") that will provide energy for Bion's waste treatment facility and/or for market sales through the combustion of the cellulose captured in the Bion process. The system will be owned and operated by Bion through LLC, a new entity to be formed and initially 100% owned by Bion Services, in which Kreider will have the option to purchase a minority interest. Additionally, the agreement may expand the REF component to include treatment of Kreider's poultry wastes. Upon completion of final design work and resolution of all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) will be expended. Upon successful construction and operation of the system, the Company anticipates that it will earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system.

     On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC for the initial stage of Bion's Kreider Farms project. The Company anticipates that it will be able to complete the steps required to finalize this loan and commence this project during the current fiscal year.

     Going concern and management's plans:

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively, and a net loss of approximately $955,000 for the nine months ended March 31, 2009. At March 31, 2009, the Company has a working capital deficiency and a stockholders' deficit of approximately $1,145,000 and $1,199,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

     The Company continues to explore sources of additional financing to satisfy its current operating requirements.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

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

     The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2009 and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2009 and 2008. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-KSB for the year ended June 30, 2008.

     Earnings (loss) per share:

     Basic earnings (loss) per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss or increase earnings per share. The following is a reconciliation of the denominators of the basic earnings per share computations for the three and nine months ended March 31, 2009 and 2008 (a reconciliation of the numerators and denominators of the diluted earnings per share for the three and nine months ended March 31, 2009 and 2008 is not included as they are anti-dilutive):


                                        Three       Three       Nine         Nine
                                        Months      Months      Months       Months
                                        Ended       Ended       Ended        Ended
                                       March 31,   March 31,   March 31,    March 31,
                                         2009        2008        2009         2008
                                       ----------  ----------  ----------   ----------
Shares issued - beginning of period    11,226,658   9,044,829  11,070,658    8,770,079
Shares held by subsidiaries (Note 9)     (704,309)   (693,799)   (704,309)    (693,799)
                                       ----------   ----------  ----------   ---------
Shares outstanding - beginning of
  period                               10,522,349   8,351,030  10,366,349    8,076,280
Weighted average shares issued
 during the period                        201,469        -        135,067      120,890
                                       ----------   ---------  ----------    ---------
Basic weighted average shares -
  end of period                        10,723,818   8,351,030  10,501,416    8,197,170
                                       ==========   =========  ==========    =========


              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 was effective for the Company on July 1, 2008. The adoption of SFAS 159 did not have a material impact on the consolidated financial statements.

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

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

     In June 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the effect the adoption of this statement may have on its consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's financial statements.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

     In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. On April 30, 2008, Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with a litigation settlement, which increased Bion's ownership from 57.7% to 58.9%.

     During the three and nine months ended March 31, 2009 and 2008, Centerpoint had (losses) earnings of approximately $(31,200) and $(7,600),
and $(30,300) and $664,700, respectively.   Centerpoint's minority interest
holders have a minority interest of $114,558 as of March 31, 2009.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following as of March 31, 2009:

     Research and development equipment     $   305,266
     Leasehold improvements                      31,336
     Furniture                                   28,932
     Computers and office equipment              31,680
                                            -----------
                                                397,214
     Less accumulated depreciation             (349,641)
                                            -----------
                                            $    47,573
                                            ===========

     Depreciation expense was $3,567 and $4,094 for the three months ended March 31, 2009 and 2008, respectively, and $11,931 and $12,160 for the nine months ended March 31, 2009 and 2008, respectively.

5.   CONVERTIBLE PROMISSORY NOTES:

     In March and April 2007, the Company sold $800,000 of its Convertible Notes (the "Notes") for cash proceeds. In addition, the Company issued Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note 8). The Notes were
convertible into shares of the Company's common stock at the price     of
$4.00 per share until maturity on July 1, 2008, or at the election of the Note holders, and accrued interest at 6% per annum. The Note holders also had the option to exchange the Notes, plus interest, for securities substantially identical to securities the Company sold in any offering prior to the completion of an offering in which the Company raises less than $3,000,000. The Company had the right to require the Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raised $3,000,000 or more.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

5.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

     On May 31, 2008, all of the non-affiliate Note holders, at their election per the terms of their original Notes, converted their Notes totaling $856,737 including accrued interest into 428,369 restricted common shares of the Company. Also on May 31, 2008, Notes held by affiliates totaling $650,427 including accrued interest were converted into 325,214 common shares of the Company. These Notes were converted at a price of $2.00 per share, the price at which the Company sold common stock during the same period.

     On June 18, 2008, the remaining affiliated holder of the outstanding Notes increased the principal of his Note, maturing on July 1, 2013, by $375,000 to $784,122, which represented the potential deferred compensation (subject to forfeiture) through June 30, 2008. The holder, Salvatore Zizza, Chairman of Projects Group, agreed to add his future compensation from the Company to his Note as it accrued. As of December 31, 2008, the principal
and interest on the Note totaled $959,184.   Pursuant to an agreement dated
December 19, 2008, (the "Zizza Agreement" see Note 11), Mr. Zizza agreed to no longer provide services to the Company effective December 31, 2008. In conjunction with the Zizza Agreement, Mr. Zizza's Note was returned to the Company on December 31, 2008 and it was cancelled, which resulted in the Company's recognition of income due to forfeiture of deferred compensation of $959,184. The deferred compensation underlying the convertible note had not yet vested at the date the Note was cancelled. In addition, the Note was subject to certain risks of forfeiture and/or cancellation.

     The Notes accrued interest of $27,626 for the three months ended March 31, 2008 and $25,062 and $82,262 for the nine months ended March 31, 2009 and 2008, respectively.

6.   LOANS PAYABLE - AFFILIATES:

     As of March 31, 2009, Dominic Bassani, Vice-President Special Project
and Strategic Planning for the      Projects Group, Mark A. Smith, the
Company's President, and a major shareholder have loaned the Company $60,000, $7,500 and $35,000, respectively, for working capital needs. The loans are non-interest bearing and will be repaid when the Company has adequate cash.

7.   PROMISSORY NOTES PAYABLE - AFFILIATES:

     During September 2008, Mr. Zizza and Mr. Bassani loaned the Company $50,000 each under separate promissory notes. Under the terms of the promissory notes, which allow for additional monies to be loaned, the notes bear interest at 8% per annum and were payable on or before February 1, 2009. Pursuant to the Zizza Agreement (Note 11) and the Brightcap Agreement (Note
11), the terms of the promissory notes were amended to allow for the conversion of the interest and principal of the notes, in whole or in part, into shares of the Company's restricted common stock at a price of $0.75 per share, which was equal to the fair value at the date of the agreements.
The maturity dates of the Zizza and Bassani promissory notes were extended to June 30, 2009.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

7.   PROMISSORY NOTES PAYABLE - AFFILIATES (CONTINUED):

     During October 2008, a major shareholder loaned the Company $65,000 under a promissory note. Under the terms of the promissory note, which allows for additional monies to be loaned, the note bears interest at 8% per annum and was payable on or before March 1, 2009. In January 2009, an agreement was reached whereby the maturity of the $65,000 promissory note was extended to June 30, 2009 in consideration of a) at the election by the note holder, the ability to convert the principal and interest into the Company's restricted common stock at $0.75 per share, the fair value of the shares, at any date prior to repayment and b) the issuance of a warrant to purchase 15,000 shares of the Company's common stock at $0.75 per share until December 31, 2018. The modification of the debt was not materially different from the original debt and there were no beneficial conversion features present with the modification.

     The promissory notes had accrued interest expense of $5,218 as of March 31, 2009.

8.   DEFERRED COMPENSATION:

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

     During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement. The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. In addition, the Company entered into an extension agreement with Mr. Smith which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company at $2.00 per share. The Company was in the process of a private placement offering of common shares at $2.00 per share around the time that Brightcap and Mr. Smith converted their deferred compensation into common shares of the Company at $2.00 per share. In addition to the fact that third parties were buying common shares of the Company for cash at $2.00 per share, the quoted market price of the shares at the time was approximately $2.00 per share. Therefore, $2.00 was deemed to be the fair value. As the conversion price of $2.00 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed. Also during fiscal year 2008, the Company mutually agreed with Mr. Zizza to convert his deferred compensation earned through June 30, 2008 of $375,000, and his ongoing compensation as it accrues to additional principal to his 2007 Note. Mr. Zizza's 2007 Note was cancelled on December 31, 2008 (see
Note 11).

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

8.   DEFERRED COMPENSATION (CONTINUED):

     As of March 31, 2009 the Company owed Brightcap deferred compensation of $250,000. The Company entered into the Brightcap Agreement (see Note 11), whereby the deferred compensation of Brightcap owed as of December 31, 2008 totaling $175,000, was made convertible until December 31, 2009 into the Company's restricted common stock, at Brightcap's option, at a price of $0.75 per share, the fair value of the shares at the date of the agreement. As the conversion price of $0.75 per shares approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.

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

     As a result of Company common shares being distributed pursuant to a settlement in April 2008, Centerpoint holds 10,510 shares of the Company's common stock for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

     From November 2008 through March 2009, the Company issued 333,333 shares of the Company's restricted common stock at $0.75 per share for cash proceeds of $250,000.

     In January 2009, pursuant to the Smith Agreement (Note 11), the Company issued 200,000 shares of the Company's restricted common stock at $0.75 per share as prepayment of Mr. Smith's calendar year 2009 base compensation of $150,000. The shares are forfeitable if services are not performed and fully vest through December 2009. Through March 31, 2009, the Company has recorded $37,500 as compensation expense and $112,500 remains to be expensed through December 2009. Also during January 2009, the Company issued 88,102 shares of the Company's restricted common stock at $0.75 per share for deferred compensation owed Mr. Smith at December 31, 2008 of $66,076.

     During January and February 2009, the Company issued 12,880 of its restricted common stock at $0.75 per share for consulting services valued at $9,660.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

     In March 2009, the Company issued 21,334 shares of the Company's restricted common stock at $0.75 per share for services valued at $16,000 to its employees.

     Warrants:

     As of March 31, 2009, the Company had the following common stock warrants outstanding:

                         Number of     Exercise
                           Shares       Price       Expiration Date
                         ---------     --------    -----------------

     Class SVDB 1-6        800,000     $  3.00     December 31, 2018
     Class DB-1            600,000     $  1.00     December 31, 2018
     Class DB-1A         1,000,000     $  0.75     December 31, 2018
     Class A 1-3           600,000     $  2.50     December 31, 2018
     Class SVMAS-1          67,500     $  3.50     December 31, 2018
     Class SVMAS-1A         40,000     $  3.50     December 31, 2018
     Class SVMAS 2-3        72,500     $  2.50     December 31, 2018
     Class SVB 1-4         125,000     $  2.50     December 31, 2018
     Class SVC 1-5         125,000     $  4.25     December 31, 2018
     Class SV-SEI 1-2       32,292     $  1.50     December 31, 2012
     Class SV-SEI 3-4        9,375     $  1.50     June 30, 2009
     Class C, D, E         275,000     $  2.50     April 30, 2015
     Class O               100,000     $  3.00     December 31, 2018
     Class DM              150,000     $  3.00     December 31, 2011
     Class MAS              80,000     $  2.50     December 31, 2018
     Class MAS-1 A-K       300,000     $  0.75     December 31, 2018
     Class GK               20,000     $  2.00     March 31, 2011
     Class TO-1             15,000     $  0.75     December 31, 2018
     Class BW               10,000     $  2.20     June 15, 2012
                         ---------
                         4,421,667
                         =========

     During December 2008, 450,000 warrants were cancelled pursuant to the terms of the Zizza Agreement (see Note 11).

     In January 2009, warrants to purchase 1,000,000 and 300,000 shares of the Company's common stock at $0.75 per share were issued pursuant to various agreements with Mr. Bassani and Mr. Smith, respectively (Note 11). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018. The value placed upon the warrants to purchase common stock at $0.75 per share was determined to be $0.10 per warrant based on factors including the evaluation of the Company's value as of the date of the

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, the concurrent sales of restricted common stock at $0.75 per share, and the historical valuation and purchases of the Company's warrants. Additionally, 2,000,000 and 610,000 warrants originally issued to Mr. Bassani and Mr. Smith, respectively, were extended to December 31, 2018. The Company recorded non-cash compensation of $130,000 and $32,500 related to the warrant issuances and extensions, respectively.

     In January 2009, warrants to purchase 15,000 shares of the Company's common stock at $0.75 per share were issued in consideration for the extension of the promissory note owed to a major shareholder of the Company (see Note 7). The warrants were valued at $0.10 per warrant, as described above, and expire on December 31, 2018. The Company recorded non-cash compensation of $1,500 related to the warrant issue.

     The weighted average exercise price for the outstanding warrants is $1.96 and the weighted average remaining contractual life as of March 31, 2009 is 9.2 years.

     Stock options:

     Effective June 2006, the Company approved the 2006 Consolidated Incentive Plan (the "2006 Plan"), which consolidated previous incentive stock options plans into the 2006 Plan. On November 28, 2008, the 2006 Plan was amended to increase the maximum number of shares of the common stock of the Company issuable pursuant to the 2006 Plan from 4,200,000 to 6,000,000 shares and to increase the maximum grant of stock options to a single employee/consultant from 500,000 to 1,000,000 options during a twelve month period. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

     In May and June of 2008, the Board of Directors, in an effort to retain key employees and consultants, approved the modifications of certain options
to certain employees and consultants.   The modifications included the
reduction of the exercise price of certain options below the fair market value on the date of grant, modifications to the vesting terms and extension of the expiry dates. As a result of the modifications, pursuant to SFAS 123(R) "Share-Based Payment", the Company recorded incremental compensation expense of $83,428, which was recognized at June 30, 2008 and approximately $282,000 of additional compensation will be recognized over a weighted average period of approximately 2 years.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

     The Company recorded compensation expense related to employee stock options of $58,086 and $78,925 for the three months ended March 31, 2009 and 2008, respectively, and $205,083 and $443,891 for the nine months ended March 31, 2009 and 2008, respectively. The Company granted 75,000 and 145,000 options during the nine months ended March 31, 2009 and 2008, respectively. During the nine months ended March 31, 2009 and 2008, 262,500 and 45,000 options expired, respectively.

     A summary of option activity under the 2006 Plan for the nine months ended March 31, 2009 is as follows:

                                                    Weighted-
                                         Weighted-  Average
                                         Average    Remaining    Aggregate
                                         Exercise   Contractual  Intrinsic
                               Options   Price      Life         Value
                               --------- --------   -----------  ---------
Outstanding at July 1, 2008    2,183,333 $  3.06       4.6       $   7,950
   Granted                        75,000    1.00
   Exercised                       -         -
   Forfeited                       -         -
   Expired                      (262,500)    2.83
                               ---------   ------      -----     ---------
Outstanding at March 31, 2009  1,995,833   $ 3.01       4.5      $  18,750
                               =========   ======      =====     =========
Exercisable at March 31, 2009  1,583,334   $ 2.98       4.5      $  18,750
                               =========   ======      =====     =========

     The following table presents information relating to nonvested stock options as of March 31, 2009:

                                               Weighted Average
                                                  Grant-Date
                                   Options        Fair Value
                                 ----------    ----------------

     Nonvested at July 1, 2008     562,916          $ 1.29
     Granted                        75,000            0.32
     Vested                       (225,417)          (1.09)
     Forfeited                        -                -
                                  --------          ------
     Nonvested at March 31, 2009   412,499          $ 1.22
                                  ========          ======

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

     The total fair value of stock options that vested during the nine months ended March 31, 2009 and 2008 was $245,189 and $443,950, respectively. The intrinsic value of stock options exercised during the nine months ended March 31, 2009 and 2008 was zero as there were no options exercised during these periods. As of March 31, 2009 the Company had $231,693 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 1.5 years.

     The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of March 31, 2009, non-employee options represented 595,833 of the 1,995,833 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of March 31, 2009. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense for the nine months ended March 31, 2009 and 2008.

     The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of March 31, 2009, 312,500 of these options included service conditions that were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options was determined using the Black-Scholes option-pricing model, using the following assumptions at March 31, 2009; a dividend yield of zero, risk-free interest rates of 1.98% to 2.71%, volatility of 149% to 154% and an expected life of 6.1 to 9.5 years. Consulting cost in connection with options that are not fully vested as of March 31, 2009 is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value charges/(credits) of $137,200 and $(10,062) were recorded within expense during the three months ended March 31, 2009 and 2008, respectively and $(72,415) and $(80,208) for the nine months ended March 31, 2009 and 2008, respectively.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

9.   STOCKHOLDERS' EQUITY (CONTINUED):

     Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the three and nine months ended March 31, 2009 and 2008 are as follows:

                                      Three       Three       Nine        Nine
                                      months      months      months      months
                                      ended       ended       ended       ended
                                      March       March       March       March
                                     31, 2009    31, 2008    31, 2009    31, 2008
                                     ---------   ---------   ---------   ---------
General and administrative:
 Fair value remeasurement of
  convertible notes - affiliates     $   -       $    -      $    -      $(237,383)
 Fair value remeasurement of
  options with service conditions     137,200         -       (137,875)       -
 Fair value of stock options
  expensed under SFAS 123(R)           58,086       16,331     172,454     244,776
                                     --------    ---------   ---------   ---------
     Total                           $195,286    $  16,331   $  34,579   $   7,393
                                     ========    =========   =========   =========

Research and development:
 Fair value remeasurement of
  convertible notes - affiliates     $   -       $  50,856   $    -      $(310,721)
 Fair value remeasurement of
  options with service conditions        -         (10,062)     65,460     (80,208)
 Fair value of stock options
  expensed under SFAS 123(R)             -          62,594      32,630     199,115
                                     --------    ---------   ---------   ---------
     Total                           $   -       $ 103,388   $  98,090   $(191,814)
                                     ========    =========   =========   =========



10.  OPERATING LEASE:

     The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of March 31, 2009, the Company has reflected $85,973 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Zizza. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

10.  OPERATING LEASE (CONTINUED):

The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of $72,985 as of March 31, 2009. Rent expense, net of contractual and month to month sub-lease rental income was $5,122 and $16,553 and $35,830 and $72,887 for the three and nine months ended March 31, 2009 and 2008, respectively.

     At March 31, 2009, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                               Operating lease   Sublease   Net operating
Fiscal year:                      payments       rentals    lease payments
------------                   ---------------   ---------  --------------
Three months ending June 30,
  2009                            $ 46,260       $ 14,803      $ 31,457
  2010                             191,405         61,249       130,156
  2011                             198,602         63,553       135,049
  2012                             212,775         68,088       144,687
  2013                             225,756         72,242       153,514
  Thereafter                        97,219         31,110        66,109
                                  --------       --------      --------
     Total                        $972,017       $311,045      $660,972
                                  ========       ========      ========

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

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES:

     Employment and consulting agreements:

     The Company had an employment agreement with its president, Mr. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008. On May 31, 2008, an agreement was reached whereby Mr. Smith would continue his services as president through December 31, 2008 and effective January 1, 2009 (or March 31, 2009 at the latest) through December 31, 2009, he would provide services to the Company in a consulting capacity at his current compensation. On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith will continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock (See Note 9).

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

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Dairy, with an annual

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

salary of $300,000. Pursuant to an agreement dated December 19, 2008, Mr. Zizza will no longer provide services to the Company as of December 31, 2008 and the following terms were agreed upon (and subsequently effected): a) Mr. Zizza's 600,000 warrants were returned to the Company and the Company reissued a certificate to Mr. Zizza representing 150,000 warrants with no changes in the terms and conditions of the original warrants, b) all options owned by Mr. Zizza shall vest on the existing schedule, c) the Company canceled the 2007 Series AB Convertible Promissory Note owned by Mr. Zizza which represented accrued deferred compensation from the Company (see Note
5), d) the $50,000 promissory note owed to Mr. Zizza remains outstanding and has been amended to include the right of Mr. Zizza to convert the principal and interest, in whole or part, into the Company's common stock at a price of $0.75 per share at any date prior to the repayment of the Company (see Note
7), e) the Company's existing accrued payable of $41,647 to Mr. Zizza remains a valid obligation of the Company with the additional right of Mr. Zizza to convert the accrued payable, in whole or in part, into the Company's restricted common stock at a price of $0.75 per share (see Note 12) and f) the Company entered into a Master Sublease as described in Note 10.

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

     In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of December 31, 2008, 422,500 shares remain outstanding due to the expiry of 125,000 and 62,500 shares to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 2009 (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

12.  RELATED PARTY TRANSACTIONS:

     The Company has an accrued payable of $41,647 as of March 31, 2009, to a company controlled by Mr. Zizza for rental of office space in 2003. Pursuant to the Zizza Agreement, Mr. Zizza has the option to convert the payable into common shares of the Company's stock at $0.75 per share at any time prior to the obligation being paid by the Company.

13.  SUBSEQUENT EVENTS:

     On April 29, 2009, the Company amended its Articles of Incorporation to designate the preferences of a class of 50,000 shares of Series B Convertible Preferred Stock ("B Stock") with a par value of $0.01 per share. Each Series B Preferred Stock, once issued, accrues quarterly dividends at a rate of 2.5% per quarter and is convertible into the Company's common stock at $2.00 per share. As of May 13, the Company has issued 4,005 shares of its Series B Preferred shares for gross proceeds of $400,500 and in addition has received $115,000 in subscriptions for 1,150 shares of the Company's Series B Preferred shares.

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

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is agreement with Kreider Farms ('KF') in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 28, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that it will be able to complete the steps required to finalize this loan and commence permitting and construction of this project during the current fiscal year.

     Additionally, we believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from portions of the CAFO waste stream which renewable energy can be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 calendar year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2009-2010 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2015) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2008 and 2007 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,779,000 and $2,549,000 during the years ended June 30, 2008 and 2007, respectively. At June 30, 2008, the Company had a working capital deficiency and a stockholders' deficit of approximately $134,000 and $920,000, respectively. The financial statements for the three and nine months ended March 31, 2009 and 2008 have also been prepared assuming the Company will continue as a going concern.
The Company has incurred net losses of approximately $818,000 and $955,000 for the three and nine month periods ended March 31, 2009, respectively. At March 31, 2009, the Company has a working capital deficiency and a stockholders' deficit of approximately $1,145,000 and $1,199,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2008 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). This statement permits entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 was effective for the Company on July 1, 2008. The adoption of SFAS 159 did not have a material impact on the consolidated financial statements.

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

     In June 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This statement is effective for the Company on July 1, 2009. The Company is currently evaluating the effect the adoption of this statement may have on its consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's financial statements.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

General and Administrative

     Total general and administrative expenses increased from $238,000 to $781,000 for the three months ended March 31, 2008 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $195,000 and $16,000 for the three months ended March 31, 2009 and 2008, respectively, were $586,000 versus $222,000 for the three months ended March 31, 2009 and 2008, respectively. The primary reason for the increase in general and administrative expenses excluding stock-based compensation during the three months ended March 31, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $160,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively, and the increase is due to the expensing of previous research and development employees to general and administrative expense. Consulting expense increased from $50,000 to $70,000 for the three months ended March 31, 2008 and 2009, respectively due to the Company's shift from research and development to general and administrative described above and additional legal, lobbying and public relations consulting during the three months ended March 31, 2009. Compensation costs related to the Company's president and vice-president increased from $38,000 for the three months ended March 31, 2008 to $275,000 for the three months ended March 31, 2009 due to the shift from research and development costs to general and administrative and bonuses awarded of $38,000 and $125,000, respectively, during the three months ended March 31, 2009.

     General and administrative stock-based compensation for the three years ended March 31, 2009 and 2008 consist of the following:

                                           Three months    Three months
                                              ended           ended
                                            March 31,       March 31,
                                              2009            2008
                                           -------------  -------------
Fair value remeasurement of options
 with service conditions                     $ 137,000       $   -
Fair value of stock options expensed
 under SFAS 123(R)                              58,000         16,000
                                             ---------       --------
   Total                                     $ 195,000       $ 16,000
                                             =========       ========

     Stock-based compensation charges increased to $195,000 for the three months ended March 31, 2009 from $16,000 for the three months ended March 31, 2008. The Company recognized as general and administrative expenses $137,000 for the remeasurement of options with service conditions due to the reallocation of research and development related costs and the increase in the fair value of the options from approximately $0.91 to $0.97 per share to approximately $1.14 to $1.22 per share during the three months ended March
31, 2009.   For the three months ended March 31, 2009 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $58,000, compared to $16,000 for the three months ended March 31, 2008.

Research and development

     Total research and development expenses have decreased $528,000 from $574,000 to $46,000 for the three months ended March 31, 2008 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges of zero and $103,000 for the three months ended March 31, 2009 and 2008, respectively, were $46,000 and $471,000 for the three months ended March 31, 2009 and 2008, respectively. The primary reason for the decrease in research and development expenses during the three months ended March 31, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $40,000 and $188,000 for the three months ended March 31, 2009 and 2008, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $150,000 to zero for the three months ended March 31, 2008 and 2009, respectively, due to the shift from research and development to general and administrative.

     Research and development stock-based compensation for the three months ended March 31, 2009 and 2008 consist of the following:

                                           Three months    Three months
                                              ended           ended
                                             March 31,      March 31,
                                              2009            2008
                                           -------------  -------------
Fair value remeasurement of convertible
 notes - affiliates                         $    -           $  51,000
Fair value remeasurement of options with
 service conditions                              -             (10,000)
Fair value of stock options expensed
 under SFAS 123 (R)                              -              62,000
                                            ---------        ---------
   Total                                    $    -           $ 103,000
                                            =========        =========

     Stock-based compensation charges decreased from $103,000 for the three months ended March 31, 2008 to zero for the same period in fiscal year 2009. Stock-based compensation fair value adjusted credits of $51,000 for the three months ended March 31, 2008, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation. There was no similar charge for the three months ended March 31, 2009 as the note was converted at May 31, 2008. The Company recorded stock-based compensation expense of $62,000 under the provisions of SFAS 123(R) for the three months ended March 31, 2008 for options vested to research and development employees, while no similar expense occurred for the three months ended March 31, 2009 due to the reallocation to general and administration. The Company also recognized as research and development credits of $(10,000) for the remeasurement of options with service conditions for the three months ended March 31, 2008 while no expense was recognized for the three months ended March 31, 2009 due to the allocation of such expenses to general and administrative expenses.

Loss from Operations

     As a result of the factors described above, the loss from operations was $827,000 and $812,000 for the three months ended March 31, 2009 and 2008, respectively.

Other expense and (income)

     Other expense and (income) was $(9,000) and $30,000 for the three months ended March 31, 2009 and 2008, respectively. Interest expense decreased $44,000 from $47,000 for the three months ended March 31, 2008 to $3,000 for the three months ended March 31, 2009. Interest expense decreased for the three months ended March 31, 2009 due to lower debt balances compared to the same period in the prior year as the 2006 and 2007 Series A Notes were settled in fiscal year 2008.

Net loss

     As a result of the factors described above, the net loss was $818,000 and $841,000 for the three months ended March 31, 2009 and 2008, respectively, representing a $0.02 decrease in the net loss per basic and diluted common share for the three months ended March 31, 2009 and 2008, respectively.

NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2008

General and Administrative

     Total general and administrative expenses increased from $546,000 to $1,569,000 for the nine months ended March 31, 2008 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $34,000 and $7,000 for the nine months ended March 31, 2009 and 2008, respectively, were $1,535,000 versus $539,000 for the nine months ended March 31, 2009 and 2008, respectively. The primary reason for the increase in general and administrative expenses excluding stock-based compensation during the nine months ended March 31, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $440,000 and $135,000 for the nine months ended March 31, 2009 and 2008, respectively, and the increase is due to the expensing of previous research and development employees to general and administrative expense. Consulting expense increased from $83,000 to $339,000 for the nine months ended March 31, 2008 and 2009, respectively due to the Company's shift from research and development to general and administrative described above and additional lobbying and public relations consulting during the nine months ended March 31, 2009. Legal costs increased $66,000 for the nine months ended March 31, 2009 due to the fact during the nine months ended March 31, 2008 insurance reimbursements for the Centerpoint litigation of $133,000 were received. The Company also incurred lower rent expense, $36,000 and $73,000 for the nine months ended March 31, 2009 and 2008, respectively, due to additional sub-tenant month to month rentals during the nine months ended March 31, 2009

     General and administrative stock-based compensation for the nine years ended March 31, 2009 and 2008 consist of the following:

                                           Nine months    Nine months
                                              ended          ended
                                            March 31,       March 31,
                                              2009            2008
                                           -------------  -------------
Fair value remeasurement of
 convertible notes - affiliates              $    -          $(237,000)
Fair value remeasurement of options
 with service conditions                      (138,000)            -
Fair value of stock options expensed
 under SFAS 123(R)                             172,000         245,000
                                             ---------       ---------
   Total                                     $  34,000       $   8,000
                                             =========       =========

     Stock-based compensation charges increased to $34,000 for the nine months ended March 31, 2009 from $8,000 for the nine months ended March 31, 2008. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation of $(237,000) is primarily due to the fact his note was converted in December 2007, therefore no remeasurement was required for the nine months ended March 31, 2009. For the nine ended March 31, 2009 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $172,000, compared to $245,000 for the nine months ended March 31, 2008. The Company also recognized as general and administrative expenses $(138,000) for the remeasurement of options with service conditions due to the reallocation of research and development related costs and the decrease in the fair value of the options from approximately $2.06 per share to approximately $1.22 per share during the nine months ended March 31, 2009.

Research and development

     Total research and development expenses have decreased $852,000 from $1,245,000 to $393,000 for the nine months ended March 31, 2008 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges/(credits) of $98,000 and $(192,000) for the nine months ended March 31, 2009 and 2008, respectively, were $295,000 and $1,437,000 for the nine months ended March 31, 2009 and 2008, respectively. The primary reason for the decrease in research and development expenses during the nine months ended March 31, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $188,000 and $546,000 for the nine months ended March 31, 2009 and 2008, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $449,000 to $16,000 for the nine months ended March 31, 2008 and 2009, respectively, due to the shift from research and development to general and administrative.

     Research and development stock-based compensation for the nine months ended March 31, 2009 and 2008 consist of the following:

                                           Nine months     Nine months
                                              ended           ended
                                            March 31,       March 31,
                                              2009            2008
                                           -------------  -------------
Fair value remeasurement of convertible
 notes - affiliates                         $    -           $(311,000)
Fair value remeasurement of options with
 service conditions                           65,000           (80,000)
Fair value of stock options expensed
 under SFAS 123 (R)                           33,000           199,000
                                            --------         ---------
   Total                                    $ 98,000         $(192,000)
                                            ========         =========

     Stock-based compensation charges/(credits) increased from $(192,000) for the nine months ended March 31, 2008 to $98,000 for the same period in fiscal year 2009. Stock-based compensation fair value adjusted credits of $(311,000) for the nine months ended March 31, 2008, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation. There was no similar charge for the nine months ended March 31, 2009 as the note was converted at May 31, 2008. The Company recorded stock-based compensation expense of $33,000 and $199,000 under the provisions of SFAS 123(R) for the nine months ended March 31, 2009 and 2008, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative. The Company also recognized as research and development credits of $(80,000) for the remeasurement of options with service conditions for the nine months ended March 31, 2008 while $65,000 was expensed for the nine months ended March 31, 2009 due to the allocation of such expenses to general and administrative expenses.

Loss from Operations

     As a result of the factors described above, the loss from operations was $1,963,000 and $1,792,000 for the nine months ended March 31, 2009 and 2008, respectively.

Other expense and (income)

     Other expense and (income) was $(1,008,000) and $(1,013,000) for the nine months ended March 31, 2009 and 2008, respectively. Interest expense decreased $121,000 from $151,000 for the nine months ended March 31, 2008 to $30,000 for the nine months ended March 31, 2009. Interest expense decreased for the nine months ended March 31, 2009 due to lower interest bearing debt balances as the 2006 and 2007 Series A Notes were settled in fiscal year 2008. For the nine months ended March 31, 2009, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's director's and officer's liability insurance providers. For the nine months ended March 31, 2008, the Company recognized other income of $1,258,000 due to the receipts of $828,000 from litigation settlements and
$430,000 from release of previously escrowed funds owed to Centerpoint.   The
receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's majority held subsidiary, Centerpoint, which resulted in the recording of the $114,000 minority interest expense of Centerpoint for the nine months ended March 31, 2008 while for the nine months ended March 31, 2009 the amount was $(3,000).

Net loss

     As a result of the factors described above, the net loss was $955,000 and $779,000 for the nine months ended March 31, 2009 and 2008, respectively, representing a $0.01 decrease in the net loss per basic and diluted common share for the nine months ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2009, the Company had cash and cash equivalents equal to $9,000. During the nine months ended March 31, 2009, net cash used in operating activities was $1,030,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of one to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the nine months ended March 31, 2009 the Company provided $42,000 of cash due to the release of restricted cash related to the New York office operating lease.

Financing Activities

     During the nine months ended March 31, 2009, $165,000 of cash was provided by financing activities from short-term promissory notes - affiliates, $250,000 of cash was provided from the sale of the Company's restricted common stock and $102,500 of cash was provided from short-term loans - affiliates.

     As of March 31, 2009 the Company has significant debt obligations consisting primarily of deferred compensation of $250,000, loans payable - affiliates of $102,500, and promissory notes - affiliates of $170,000. In addition, the Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820. Subsequent to March 31, 2009, the Company received $405,000 for the issuance of 4,050 shares of its Series B Preferred stock and $115,000 in subscriptions for 1,150 shares of its Series B Preferred stock.

Plan of Operations and Outlook

     As of March 31, 2009 the Company had cash and cash equivalents of approximately $9,000. Based on our operating plan, management believes that existing cash on hand will not be sufficient to fund the Company's basic overhead through the end of the 2009 fiscal year.

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

    Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 calendar year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2009-2010 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2015) of approximately 12-25 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The Company has also commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets. The first commercial activity in this area is the agreement with Kreider Farms in Pennsylvania.

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $85,973 in connection with the lease as of December 31, 2008. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, Chairman of Bion Dairy. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza has entered into a Master Sublease with the Company whereby Mr. Zizza will become a sublessee and will, for a one year initial period, make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants will be deposited into a Company bank account such that Mr. Zizza will have use of those funds towards the monthly lease payment. Mr. Zizza will have the option on or before November 15, 2009 to continue the Master Sublease for the entire period of the lease. If Mr. Zizza fulfills his obligations under the Master Sublease during the one year initial period, he shall receive the funds from the next release from the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary, Bion Services Group, Inc. ("Bion Services"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for an integrated renewable energy facility that will provide energy for Bion's waste treatment facility through the combustion of the cellulose captured in the Bion process. The system will be owned and operated by Bion through Bion PA 1, LLC, a new entity initially 100% owned by the Company, in which Kreider will have the option to purchase a minority interest. Upon completion of final design work and resolution of all building, zoning and other related pre-construction matters, it will be necessary to raise substantial capital (equity and/or debt) to construct and operate the Kreider system, which may be difficult to do on reasonable terms due to the current unsettled condition of the capital markets. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (PENNVEST) approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the dairy portion of the Kreider Farms project. Definitive agreements regarding this loan have not yet been executed.

     3) The Company issued 200,000 shares of its restricted stock in January 2009 as prepayment for Mark Smith's calendar year 2009 salary of $150,000, which the Company will expense as it is earned. As of March 31, 2009, the Company has $112,500 of expense to recognize through December 31, 2009.

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

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended March 31, 2009 the Company sold 193,333 shares of restricted common stock for $145,000 (not including shares issued to certain consultants and/or employees for services). The proceeds were used for working capital purposes. Additional shares of restricted common stock were issued in connection with compensation and other matters. See Notes to Financial Statements included herein.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

      3.3 Articles of Amendment including Statement of Designation and Determination of Preferences of Series B Convertible
             Preferred Stock - Filed herewith electronically

      10.1 Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 - Incorporated by reference to Exhibit 10.1 Registrant's Form 8-K dated January 12, 2009

      10.2 Agreement between Mark A. Smith and Bion effective January 12, 2009 - Incorporated by reference to Exhibit 10.2 Registrant's Form 8-K dated January 12, 2009

      10.3 Orphanos Extension Agreement dated January 13, 2009 - Incorporated by reference to Exhibit 10.3 Registrant's Form 8-K dated January 12, 2009

      10.4 Description of Engineers Services with Primus Builders, Inc. dated April 23, 2009 - Filed herewith electronically

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:   May 14, 2009               By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)