Form 10-K
period 2009-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2009-09-23
CIK 875729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  June 30, 2009

       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from: _____ to ____

                        Commission File No. 000-19333

                      BION ENVIRONMENTAL TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

          COLORADO                                         84-1176672
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)


            Box 566/1774 Summitview Way, Crestone, Colorado   81131
          ------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

      Registrant's Telephone Number, including area code:  (212) 758-6622

Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange on Which Registered
     -------------------           -----------------------------------------
           None                                      N/A

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                              (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  [   ] YES   [ X ] NO

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [  ] YES   [ X ] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  [ X ] YES   [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [   ]     Accelerated filer          [   ]
     Non-accelerated filer   [   ]     Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [  ] YES   [ X ] NO

The aggregate market value of the approximately 5,500,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2008 approximated $5.5 million. As of September 11, 2009, the Registrant had 12,364,752 shares of common stock issued and 11,660,443 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                         FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (and the documents incorporated herein by reference) contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. The expectations reflected in forward-looking statements may prove to be incorrect.

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

*  changes in political, regulatory and economic climates;
*  changes in legal and/or regulatory environment;
*  industry risks, including environmental related problems;
*  the ability of the Company to implement its business strategy;
* the Company's limited financial and management resources and ability to raise additional needed funds and/or hire needed personnel;
* the extent of the Company's success in developing and operating the Integrated Projects;
* engineering, mechanical or technological difficulties with operational equipment;
*  operating variances from expectations;
* the substantial capital expenditures required for construction of the Company's proposed CAFO retrofit projects and Integrated Projects and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;
*  the need to develop and re-develop technology and related applications;
*  dependence upon key personnel;
*  the lack of liquidity of the Company's equity securities;
* operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, food processing and biofuel industries;
*  potential mechanical failure or under-performance of equipment;
*  climatic conditions;
*  availability and cost of material and equipment;
*  delays in anticipated start-up dates;
*  availability of capital in the current 'distressed' financial markets;
*  the strength and financial resources of the Company's competitors; and
* general economic conditions, including the current recession and its effects on the national and international capital markets .

     We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                    PART I

ITEM 1.  BUSINESS.

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

     During 2008 the Company reorganized its management team to pursue its business plan through two operating subsidiaries in order to focus on its two related but distinct business opportunities: 1) Bion Services Group. Inc. ('Services Group') will utilize Bion's technology to provide environmental waste treatment (often with renewable energy production from the waste stream) for existing livestock facilities through retrofit of pre-existing facilities; and 2) Bion Integrated Projects Group, Inc. ('Projects Group') will utilize Bion's patented technology to develop new, state-of-the-art, 'closed loop' livestock facilities integrated with related agriculture activities such as food processing and biofuels production in Integrated Projects (as defined below).

     Services Group is proceeding with its initial projects at Kreider Farms in Pennsylvania as described below. Projects Group is moving forward with pre-development activities for its initial Integrated Project in upstate New York and preliminary work with other potential projects.

     We believe that Bion's technology platform creates the opportunity to profitably integrate large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment technology, in addition to mitigating polluting releases to water and emissions to air, generates renewable energy from portions of the CAFO waste stream which renewable energy can be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby potentially lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. The integrated ethanol plant(s) will act as a feed mill for the CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System (defined below) produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     From fiscal 2004 through early 2008, the Company primarily focused its activities on completing re-development of its technology platform and refining its business model. As such, we elected not to pursue near term revenue opportunities such as retrofitting existing CAFO's with our first generation (and transitional versions) waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams, 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects and 3)finalizing a business model to commercially utilize our technology. Since mid-2008, with the substantial completion of the technology/business model re-development process, Bion has been simultaneously pursuing both retrofit/remediation and Integrated Project development opportunities based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology.

     The Company is focusing its efforts on both the CAFO retrofit/remediation market and on development and operation of Integrated Projects. The Integrated Projects development opportunity is being primarily pursued through our Projects Group subsidiary which will focus on development of numerous Integrated Projects in multiple states. The CAFO/environmental remediation opportunity is being pursued primarily through our Services Group subsidiary which will also provide design, engineering and construction and project management services to the Projects Group. We anticipate that most projects undertaken by the Company in which we retain ownership interests (whether retrofit or Integrated Projects) will be pursued through 'special purpose' entities. Bion PA 1 LLC, through which we are developing the Bion System required by Phase 1 of the Kreider project, is the first of such entities.

     The Company's consolidated financial statements for the years ended June 30, 2009 and 2008 included herein have been prepared assuming the Company will continue as a going concern. The Company has not recorded any revenue from operations for either of the years ended June 30, 2009 or June 30, 2008. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. The Company had a working capital surplus and stockholders' equity, respectively, of approximately $515,000 and $743,000 as of June 30, 2009. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2009 and June 30, 2008 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

     Currently, Bion is focused on using applications of its patented waste management technology to pursue two large opportunities: 1) retrofit and environmental remediation of existing CAFOs (pursued through Services Group) and 2) development of Integrated Projects (pursued through Projects Group).

     Bion's Services Group, building upon our redeveloped technology and Bion's 15 years' of experience providing waste treatment services to the livestock industry with its first generation technology applications, is pursuing the opportunity related to retrofit and environmental remediation of existing CAFOs. Our technology has evolved and been upgraded over the last five years to meet changing standards and requirements. Bion's re-developed technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing livestock operations - of which there are many. Early candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed or the San Joaquin Valley, where financial incentives are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Company's Kreider Farms projects in Pennsylvania in the Chesapeake Bay watershed represent the Company's first new endeavors in this market segment. These installations, if and when completed, will reduce nitrogen releases and ammonia emissions from the dairy and poultry waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection. Phase 2 of the Kreider project, which is in its early development and permitting phase, will treat the recovered cellulosic solids from Kreider's dairy waste and the waste stream from Kreider's poultry operations to generate renewable energy and tradable credits.

     Bion's Projects Group is pursuing the opportunity related to development of Integrated Projects which will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and possibly to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing 20 million to 40 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) on a single site and/or on sites within an approximately 30 mile radius. Bion believes its technology platform will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from waste streams and on-site energy utilization in a 'closed loop' manner that reduces the capital expenditures and operating costs for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity of existing participating CAFOs, ethanol plants and/or end product processors.

     During the 2008 fiscal year, Bion began pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation, a beef processing facility and an ethanol production facility to be located in upstate New York. Progress has been made in the pre-development process and the Company currently believes there is a significant likelihood that we will option land and move into the development process during the
next six months.   In addition to the NYS beef cattle project, Bion has been
working with various local and state agencies in Nebraska to develop a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). This project is in its early stages.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate opportunities and/or sites for additional Projects and/or System installations in multiple states including without limitation New York, Nebraska, Pennsylvania, California, Indiana and other states. The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during the current fiscal year. Bion intends to commence development of its initial Integrated Project during the 2009 fiscal year by optioning land and beginning the permitting process.

     In addition, Bion intends to choose sites for additional Projects through calendar years 2009-11 to create a pipeline of Projects. Management has a 5-year development target (through fiscal year 2015) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 8-12 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early development stage. No Integrated Project has been developed to date.

     As part of our minor functional re-structuring to pursue the two opportunities set forth herein, during October 2008 we re-deployed our management/technology team roughly as follows: 1) our President, Mark A. Smith, serves as President of Services Group the activities of which are under the direct supervision of Jeremy Rowland, its Chief Operating Officer, James Morris, our Chief Technology Officer and George Bloom, our Chief Engineering Officer. Jere Northrop, our Senior Technology Director, assists Services Group; and 2) Mark A. Smith serves as President of Projects Group supervising the activities of Services Group personnel in this area and Dominic Bassani, its Vice President-Special Projects and Strategic Planning (who also consults to the Services Group and other Bion entities).

     The Company's successful accomplishment of its business activities is dependent upon many factors including without limitation the following, neither of which can be assured at this date:

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

     Agricultural runoff is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting water quality throughout the country including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico 'Dead Zone'. Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution. In each such case, agriculture in general and CAFO's in particular have been identified among the main contributors of pollution. CAFO's are also significant emitters of pollutants to air, with dairy CAFO's having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley and elsewhere and among the largest contributors to nutrient pollution of the Chesapeake Bay. Note that a substantial volume of the nitrogen released to the atmosphere from CAFO waste streams as ammonia and other nitrogen gases emitted by CAFOs is then re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Bion believes that its patented and proven technology offers the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

     We believe Bion's technology can enable increased CAFO herd concentration that is economically and environmentally sustainable because the technology removes nutrients from the waste streams generated by animal operations while dramatically reducing atmospheric emissions. The resulting herd concentration potentially creates reduced marginal costs for the CAFOs and results in a core Bion technology platform that integrates environmental treatment and renewable energy production and utilization with ethanol production.

     Bion's technology platform and the resulting herd concentration, in turn, potentially provide the opportunity to integrate a number of revenue generating operations while maximizing the realized value of the renewable energy production. The Bion Integrated Project model will access diversified revenue streams through a balanced integration of technologies to provide a hedge of the commodity risks associated with any of the separate enterprises. We believe that Bion's Integrated Projects may generate revenues and profits from one or more of the following items:

     *  Waste processing and technology licensing fees;

     * Fees related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;

     * Renewable energy production from the waste streams combined with utilization of the energy produced within the Integrated Projects; and

     *  Ethanol production;

     *  Various "environmental" credits.

     Exactly what fees and revenues accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects. If Bion is simply the operator of its waste System within an Integrated Project that it develops, it would probably generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of the fertilizer and/or other products generated from the waste treatment process, c) sales of renewable energy to the ethanol plant and/or other facilities, d) fees related to the utilization of the wet distillers grain made possible by the integration, and e) fees for its "developer" role. If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO. Sales of distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the distillers grain. If Bion participates in ownership and/or operation of the integrated CAFO (and its facilities), it would generate revenues from the sale of the CAFO's end products. While it is possible that Bion would have a uniform ownership interest throughout a Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

     We believe that our technology platform and the proposed Projects do not involve significant technology risk. Our waste handling technology has been utilized efficiently in the past and has been verified by peer-reviewed data. The other Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion equipment, all consist of available and fully-tested processes and equipment that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity. Bion has a patent pending relating to the Bion integration model described herein.

     Bion has identified three primary market opportunities to potentially develop Integrated Projects depending on the facilities that exist in a given geographic region:

     Existing Processing: Our technology enables newly-permitted livestock herds to be located near existing beef or dairy processing plants. A dedicated herd with Bion environmental treatment will potentially create the opportunity for the processor to brand finished products as being 'environmentally-responsible,' 'Green,' or 'locally-grown,' as well as provide single sourcing for inputs resulting in improved food safety, security and accountability. Locating the herd in close proximity to the existing processing plant will likely substantially reduce transporta-tion cost and the processing plant can purchase and utilize the renewable energy Bion produces from the CAFO wastes.

     Existing Ethanol: Newly-permitted livestock herds can be located near existing ethanol plants that are struggling in the current economic environment. In Bion's closed-loop livestock/ethanol model, a corn ethanol plant serves as a feed mill for the livestock herd, the ethanol plant(s) provides its distiller grain co-product to supplement the herd's ration, eliminating the ethanol plant's traditional costs to dry, market and ship its distiller grains. The ethanol plant(s) becomes an onsite/local consumer of the renewable energy generated from the herd's waste that replaces all of the remaining fossil fuel requirements of the ethanol plant. Efficiency can be significantly increased since integration enables three 'shots' at the corn: first ethanol is produced from it, then it is fed to the cows, then renewable energy is produced from the leftover cellulosic biomass extracted from the livestock waste stream. Integration with Bion's technology platform has the potential to more than triple the energy efficiency of corn ethanol production, improving the generally-accepted net energy balance of 1.4 to 1 to approximately 4-5 to 1 (based on the Argonne National Laboratories GREET model assessment of a similar integrated, closed-loop project) - close to the efficiency targets publicly discussed for future cellulosic ethanol production.

     Greenfield Projects: Bion will develop new state-of-the-art Projects in selected locations that maximize economic advantages of the Projects' partners. Bion's partners in these Projects will potentially realize increased productivity and profits by capitalizing on the operational and resource efficiencies of integration as described elsewhere herein. Additionally, the facilities and processes of Greenfield Project participants will be optimized to provide the greatest benefit to the
     Project as a cooperative enterprise.   Further market advantages may
     result from strategic location, such as proximity to high-value product markets, product branding, and economic development incentives, subsidies and tax credits.

     Although we have developed the structure and basic design work related to Integrated Projects, we have not yet actually developed or operated an Integrated Project. Further, we have not completed the development of all of the System applications that will be necessary to address all targeted markets (such as swine, poultry, etc.) and all geographic areas and we anticipate a continuing need for the development of additional applications and more efficient integration.

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

     In order to implement this plan, Bion will need to work with CAFO's, ethanol producers and/or end-product processors to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that at least the following take place: a) the CAFO and ethanol plant(and other facilities) agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its System to process the CAFO's waste stream and produce renewable energy and other products therefrom, c) the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration and d)the ethanol plant and/or end product facilities agree to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases. These agreements could be in the form of joint ventures, in which all parties share the cost and ownership of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

CORPORATE BACKGROUND

     The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located at residence of our president at 1774 Summitview Way, Crestone, Colorado 81131. Our primary telephone number is 212-758-6622. We have no additional offices at this time.

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

     Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during 2003. From 2003 through early 2008, we primarily worked on technology improvements and applications and in furtherance of our business model of Integrated Project development. During 2008 we re-commenced pursuing active commercial transactions involving installation of our Systems for CAFO waste treatment and related environmental remediation and initiation of development of our initial Integrated Projects.

     Our original systems were wastewater treatment systems for dairy farms and food processing plants. The basic design was modified in late 1994 to create Nutrient Management Systems ("NMS") that produced organic soil products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms. Through June 30, 2002, we sold and subsequently installed, in the aggregate, approximately 30 of these first generation systems in 7 states, of which we believe approximately 10 are still in operation in 3 states. We discontinued marketing of our first generation NMS systems during fiscal year 2002 and turned control of the first generation systems over to the farms on which they were installed over the following two years. We were unable to produce a business model based on the first generation technology that would generate sufficient revenues to create a profitable business. While continuing to market and operate the first generation systems, during the second half of calendar year 2000, we began to focus our activities on developing the next generation of the Bion technology. We no longer operate or own any of the first generation NMS systems.

     As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2004. We designed and tested Systems that use state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions. These Systems are smaller, faster and require less capital per animal than our first generation NMS systems. The initial versions of our new generation of Bion Systems was designed to harvest solids used to produce organic fertilizer and soil amendments or additives(the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

     During 2003-4 we designed, installed and began testing a commercial scale, second generation Bion System as a temporary modification or retrofit to a waste lagoon on a 1,250 milking cow dairy farm in Texas known as the DeVries Dairy. In December 2004, Bion published an independently peer-reviewed report, a copy of which may be found on our website, www.biontech.com, with data from the DeVries project demonstrating a reduction in nutrients (nitrogen and phosphorus) of approximately 75% and air emissions of approximately 95%. More specifically, those published results indicated that on a whole farm basis, the Bion System produced a 74% reduction of nitrogen and a 79% reduction of phosphorus. The air results show that the Bion System limited emissions as follows: (in pounds per 1,400 pound dairy cow per year):

     *  Ammonia                         0.20
     *  Hydrogen Sulfide                0.56
     *  Volatile Organic Compounds      0.08
     *  Nitrogen Oxides                 0.17

These emissions represented a reduction from published baselines of 95%-99%.

     Through 2007 the demonstration project at the DeVries Dairy in Texas also provided Bion with the opportunity to explore mechanisms to best separate the processed manure into streams of coarse and fine solids, with the coarse solids supporting generation of renewable energy and the fine solids potentially becoming the basis of organic fertilizer products and/or a high protein animal feed ingredients. On-going research was also carried out on various aspects of nutrient releases and atmospheric emissions.

     Bion discontinued operation of the DeVries demonstration research system during 2008.

     During 2005-2007, Bion focused on completing development of its technology platform and business model. As such, we did not pursue near term revenue opportunities such as retrofitting existing CAFO's with interim versions of our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Integrated Projects.

     We are currently pursuing two large market opportunities: 1)retrofit and environmental remediation of existing CAFOs and 2) development of Integrated Projects as described above.

     We believe significant retrofit opportunities exist that will enable us to generate additional future revenue streams from Bion's technology. The initial retrofit opportunities we are pursuing are related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program').

     Chesapeake Bay Watershed: Kreider Farms Projects

     The urgency and priority of the Chesapeake Bay Program was made clear recently with President Obama's executive order to clean up the Chesapeake Bay and the appointment of Chuck Fox by EPA Secretary Lisa Jackson to act as a "czar" for CB cleanup efforts. The overall mission has been defined as requiring a 140 million pound annual reduction from the existing nitrogen (N) loading to the Chesapeake Bay (from 315 million lbs of N to 175 million pounds of N per year) by 2025. More importantly, the timetable for compliance has been moved up, with greater reductions required in the early years rather than the old approach of backend loading the reductions. For example, as a result of the changes, Pennsylvania's near term 2012 N reduction is being increased by 2M lbs. Similar increases have been imposed on other states (Maryland and Virginia) in the Chesapeake Bay watershed. As a result, Bion believes that its long term opportunity related to the Chesapeake Bay Program is being significantly expanded and extended.

     During 2008 Bion executed an agreement to install a Bion System at the Kreider Dairy in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the farm's effluent. Bion undertook this project due in large part to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion worked extensively with the Pennsylvania Department of Environmental Protection ('PADEP') over the past year to establish a nutrient credit calculation/ verification methodology that is appropriate to Bion's proven technology and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions. Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. For example, pursuant to this program, Bion can reduce the nutrients from an existing dairy (below its baseline discharge levels) much more cost-effectively than a municipal wastewater treatment plant can reduce nutrients to meet its baseline. The municipal facility can purchase credits from Bion to offset its nutrient discharges, rather than spending significantly more money to make the plant upgrades necessary to achieve its own reductions.

     During May 2008, the PADEP approved Bion's protocols to determine how many tradable nutrient (nitrogen and phosphorus) credits Bion will receive for nutrient reductions achieved through installation of its comprehensive dairy waste management technology in Phase 1 of the Kreider project pursuant
to Pennsylvania's efforts under the Chesapeake Bay Program mandates.   The
DEP's approval includes Bion's innovative multi-media measurement protocol, enabling the certification of credits both for ammonia air emission reductions as well as significantly reducing the leaching and runoff potential of land applied nutrients. The PADEP has certified the proposed System at Kreider dairy for 125 nitrogen and 16 phosphorus credits (each credit represents an annual pound of reduction) for each of the approximately 1200-1300 dairy cows (subject to final permitting, construction and testing after operations have been stabilized).

     During January 2009 the Board of the Pennsylvania Infrastructure Investment Authority ('Pennvest') approved a loan of up to $7.8 million to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for development and construction of the Phase 1 System ('Kreider System')of Bion's Kreider Farms projects('Pennvest Loan'). The Pennvest Loan is structured in phases (pre- and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by Bion PA 1, LLC. In connection with the Pennvest Loan the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which 'technology guaranty' will expire when the Kreider System's nutrient reduction performance has been demonstrated. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next quarter and that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter. Bion is in the process of finalizing its design for the Phase 1 Kreider System and has commenced the permitting process. It is anticipated that construction activities will commence during the fall of 2009.

     The Kreider agreement also provides for a second phase which will expand the initial system to treat the waste from the Kreider dairy support herd, treat the waste from Kreider's approximately 4.2 million chickens and construct a renewable energy production facility that will generate renewable energy through the combustion of the poultry wastes and the cellulosic solids captured by Bion in the Phase 1 system ('Kreider Renewable Energy Facility'). Bion is currently working with the PADEP to finalize credit protocols related to the Kreider Renewable Energy Facility which will generate renewable energy from the dairy solids produced in the Kreider System and poultry waste from Kreider's poultry operations (and possibly other poultry operations in the region). The Company recently submitted its formal nutrient reduction protocol application related to the Kreider Renewable Energy Facility for approval by the PADEP and the review process to clarify certain issues is under way. The Company does not yet have financing in place for the Kreider Renewable Energy Facility.

     Bion anticipates that the Kreider System and Kreider Renewable Energy Facility will generate revenue from sale of nutrient credits, renewable energy and, in time, credits for the reduction of greenhouse gas emissions. Bion estimates that treatment of Kreider's combined dairy and poultry waste will ultimately produce approximately 1.5 million (or more) tradable nutrient credits annually, with the potential of additional nutrient credits to be generated from the treatment of waste from other livestock operations located in the area.

     Note that a 2008 independent study commissioned by the PA State Senate estimates that capital costs of $1.4 billion plus $60 million annual operating costs (an average of $28 per lb per year) will be required to upgrade the municipal wastewater treatment plants in Pennsylvania to meet the initial 7.5 million pounds of nitrogen reduction required by the Chesapeake Bay Program. Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) for an annual total cost in the range of $6-$10 per lb - roughly the equivalent of the projected municipal wastewater upgrade annual operating costs alone - thereby creating potential saving to Pennsylvania ratepayers of most of the $1.4B capital cost required for on the initial required 7.5 million lbs of N reduction if Bion's technology were utilized to make the all required reductions (which is not likely)under the Pennsylvania portion of the Chesapeake Bay Program.

     Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a waste stream and the cost required for conventional waste water treatment technologies makes it reasonable to believe that Bion's potential profitability from these projects should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 75 million (or more) pounds annually (including airborne ammonia) with certified tradable nutrient credits potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes to capture some significant portion of the work related to this clean-up mandate(which portion cannot be reasonably estimated at this time).

     Bion also believes that it is reasonable to assume that the Chesapeake Bay Program strategies developed by US EPA and various state regulatory agencies to address the issue of excess nitrogen loadings to the Chesapeake Bay watershed clean-up will be subsequently applied to deal with the much larger nutrient pollution problems of the Mississippi River Basin that are a primary cause of the 'Dead Zone' in the Gulf of Mexico and similar problems elsewhere. We believe that Bion will potentially have large business opportunities for utilization of its technology as efforts to clean up such polluted areas develop but such opportunities not quantifiable at this time.

     Integrated Projects

     Bion's remains focused on implementation of its integrated technology platform as the basis for development of its large-scale Integrated Projects. Bion will pursue this opportunity through our Projects Group subsidiary (and project specific entities) which will act as the developer and manager of, and a direct participant in and/or owner of components of, the Projects. As such, Bion will:

     *  Locate, secure and develop appropriate sites;

     * Negotiate agreements with both input providers and, in certain Instances, end-product users;

     * Secure required permits based upon clear standards that establish acceptable environmental operating parameters for each component of the Integrated Projects;

     *  Manage construction and operation of the Projects; and

     * Provide its waste treatment services to CAFO operators for a fee while producing renewable energy for on-site use (including sale to the integrated biofuel and/or end product facilities) and, possibly, fine solids products for sale.

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

     During fiscal 2008 Bion began pre-development work on an Integrated Project comprised of a large-scale beef cattle finishing operation and an ethanol production facility to be located in upstate New York. Bion was initially focused on St. Lawrence County but more recently has explored opportunities in other nearby upstate regions including Oswego County which has an existing ethanol production facility. No decision has yet been made as to where (if anywhere) the initial New York State Project will be located. Bion believes its proposed closed loop Integrated Projects will have substantial competitive advantages due to the overall scale and gains in resource efficiency, branding opportunities, and proximity to a market consisting of 50 million people within a 350 mile radius as well as export potential through the St. Lawrence Seaway. Bion's current preliminary plans call for Phase 1 of this Project to include approximately 72,000 beef cattle with a dedicated slaughter and cooking (further processing) facility integrated with an ethanol plant (existing or newly constructed). Bion anticipates that renewable energy produced from the cellulosic solids that Bion's technology recovers from the livestock waste stream will replace most (if not all) of the fossil fuel needs of the ethanol production and other integrated facilities. Bion estimates that the basic capital expense for the NYS project will be not less than $200 million and that the Project, if developed, will result in the creation of 350 to 400 permanent long term jobs. Note that this Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired and Bion has no commitments from anyone related to financing or participation in this Project and that no such Project has yet been developed by Bion (or others). This project is currently in the pre-development phase. However, Bion anticipates that it may option land and commence the actual development phase during the current fiscal year.

     In addition to the NYS beef cattle Project described above, Bion has been working with various local and state agencies in Nebraska to develop a large scale integrated dairy /cheese Integrated Project that would require capital expense estimated to be in excess of $750 million and would potentially generate 700 to 850 full time permanent jobs. This Project would integrate newly constructed, very large-scale dairy complexes with a new dedicated milk processing/cheese production facility and, most likely, one or more existing ethanol production facilities. Preliminary plans under discussion involve up to 80,000 milking cows (requiring approximately 140,000 total head including the dairy support herd and steers) to be located on several satellite farms with waste treated by Bion's technology to assure environmental compliance and to produce renewable energy for use in the
integrated facilities to replace fossil fuel requirements.   Bion is in
ongoing discussions regarding this project with Nebraska state development officials, as well as a large cheese producer/distributor and major dairy industry participants. Note that this Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired and Bion has no commitments from anyone related to financing or participation in this Project and that no such Project has yet been developed by Bion (or others). This project is in its early stages.

     In addition, Bion has had preliminary discussions with several nationally- and internationally-known food producers, processors, and distributors, regarding use of its technology to develop Projects which integrate new livestock herds with both existing and new processing facilities in order to improve their economic efficiencies, reduce environmental impacts and carbon footprint, produce branding opportunities and address food-safety concerns.

     At present it is not possible to determine whether any of the Projects referred to above will move to the development phase, will actually be developed and constructed, or precisely what, if any, the economic returns and/or profitability for such Integrated Projects (and/or for Bion in connection therewith)will be due to the pre-development stage of each Project and numerous unknown variables related to future financing and partnering terms, as well as the availability of existing and proposed economic development incentive plans for which such Projects may qualify. However, Bion strongly believes that the economic efficiencies of these closed loop Integrated Projects will potentially increase the annual returns by 5 percentage points (or more) over the existing dairy/livestock/food industry metrics. In a basic commodity business such as food products and ethanol production, such an increase, if realized, represents a very significant economic advantage which Bion believes will result in advantageous financing terms and in clearly superior profitability for its Integrated Projects.

RECENT FINANCINGS

2006 SERIES A CONVERTIBLE PROMISSORY NOTES

     On September 13, 2006, Bion closed an offering of its Series A Convertible Promissory Notes in the principal amount of $700,000. The notes earned interest at the rate of 6%, payable on May 31, 2008, the maturity of the notes. All principal and accrued interest under the notes were required to be converted into common shares of Bion at the rate of $6 per share if the closing market price of Bion's common stock has been at or above $7.20 per share for 10 consecutive trading days and the earlier to occur of (i) an effective registration statement allowing public resale of the shares received upon conversion of the notes or (ii) one year after September 13, 2006. No conversion could occur unless Bion became a "reporting company" with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). The notes could also be converted, in whole or in part, at the election of the noteholders. On May 31, 2008, the principal and accrued interest of each of the 2006 Notes, totaling $779,074, were exchanged, via subscription agreements, for 389,543 shares of restricted common stock of the Company at $2.00 per share which approximated the market price of the stock at the time of the conversion.

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

     On May 31, 2008 all of the non-affiliate 2007 Note holders, at their election per the terms of their original 2007 Notes, converted their 2007 Notes totaling $856,737 (including accrued interest) into 428,369 restricted common shares of the Company. Also on May 31, 2008, 2007 Notes owned by affiliates totaling $650,427 (including accrued interest) were converted into 325,214 common shares of the Company. These Notes were converted at a price of $2.00 per share, the price at which the Company sold common stock during the same period.

     On June 18, 2008, Salvatore Zizza, former Chairman of Projects Group, the remaining affiliated holder of the outstanding 2007 Notes increased the principal of his Note, maturing on July 1, 2013, by $375,000 to $784,122, which represented the potential deferred compensation (subject to forfeiture) through June 30, 2008 and he agreed to add his future compensation from the Company to his Note as it accrued. As of December 31, 2008, the principal
and interest on the Note totaled $959,184.   Pursuant to an agreement dated
December 19, 2008, Mr. Zizza agreed to no longer provide services to the Company effective December 31, 2008. In conjunction with this agreement, Mr. Zizza's Note was returned to the Company on December 31, 2008 and it was cancelled, which resulted in the Company's recognition of income due to forfeiture of deferred compensation of $959,184. The deferred compensation underlying the convertible note had not yet vested at the date the Note was cancelled. In addition, the Note was subject to certain risks of forfeiture and/or cancellation.

SERIES B CONVERTIBLE PREFERRED STOCK (2009)

     On July 29, 2009 the Company concluded a private offering in which we sold 28,170 shares of its Series B Convertible Preferred Shares ('Preferred Shares') and received net proceeds of approximately $2,450,000 after commissions and offering expenses. The Company sold 21,320 Preferred Shares through June 30, 2009 for net proceeds of approximately $1,854,840 with the balance sold thereafter. The Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $2.00 per share and will be redeemed at 3 years if not previously converted. The Company has the right to call for the redemption of the Preferred Shares one year after the issuance of the initial Preferred Shares and, if Bion initiates such a call for redemption, the holders of the Preferred Shares have the right to convert the Preferred Shares to common stock prior to such redemption.

SALES OF COMMON STOCK DURING 2009 FISCAL YEAR

     During the fiscal year ended June 30, 2009 the Company sold 446,667 shares, in aggregate, of its restricted common stock for $380,000 of cash (net proceeds). Additionally the Company issued 290,343 shares of its restricted common stock, in aggregate, for $177,370 of services. The Company also issued 318,780 shares, in aggregate, of its restricted common stock in conversion of $239,083 of its debt to equity.

COMPETITION

     There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to CAFO wastes. Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons") are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries. These lagoons are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states. Although we believe that Bion has the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids). Additionally, many efforts are underway to develop and test new technologies.

     Our ability to compete is dependent upon our ability to obtain required approvals and permits from regulatory authorities and upon our ability to introduce and market our Systems in the appropriate markets.

     There is also extensive competition in the livestock, ethanol production, organic soil amendment/fertilizer/organic fertilizer and feed ingredient markets. There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter. Many of these companies have established marketing and sales organizations and retail customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.

     Additionally, a number of companies, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, are (or have) pursuing the development of various forms of "closed loop" projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production. While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects with limited success to date, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs). Although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that Bion believes will be produced by its technology platform from the combustible solids extracted from the CAFO waste stream based on Bion's internal analysis. Further, none of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     In our Integrated Projects business, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a limited number of Integrated Projects will be developed. We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during fiscal 2010, and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a few major Projects or customers.

PATENTS

     We are the sole owner of ten United States patents (numbered below), one Australian patent, one Canadian patent, one patent from Mexico and one New Zealand patent:

     1*  U.S. Patent No. 4,721,569, Phosphorus Treatment Process,
         expires April 2007.
     2* U.S. Patent No. 5,078,882, Bioconversion Reactor and System, expires March 2010.
     3* U.S. Patent No. 5,472,472, Animal Waste Bioconversion System, expires September 2013.
     4* U.S. Patent No. 5,538,529, Bioconverted Nutrient Rich Humus, expires August 2014.
     5*  U.S. Patent No. 5,626,644, Storm Water Remediatory Bioconversion
         System, expires October   2015.
     6* U.S. Patent No. 5,755,852, Bioconverted Nutrient Rich Humus, expires July 2016.
     7* U.S. Patent No. 6,689,274, Low Oxygen Waste Bioconversion System, expires November 2020.
     8* U.S. Patent No. 6,908,495, extension of Low Oxygen Waste Bioconversion System, expires June 2023.
     9* U.S. Patent No. 7,431,839 - 10/7/08: Low Oxygen Biologically Mediated Nutrient Removal; expires December 2021
    10* U.S. Patent No. 7,575, 685 - 8/18/09: Low Oxygen Biologically Mediated Nutrient Removal." expires November 2023
      * Australian Patent No. 2002227224, Low Oxygen Organic Waste Bioconversion System; expires November 8, 2021
      * Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process, expires August 2012.
      * New Zealand Patent No. 526,342, Low Oxygen Organic Waste Bioconversion System, expires November 8, 2021.
      * Mexican Patent No. 240,124, Low Oxygen Organic Waste Bioconversion System, expires November 8, 2021.

     On November 3, 2006, we filed a patent application titled
"Environmentally Compatible Integrated Food and Energy Production System." The application number is 11/592,511.

     On February 27, 2009, we filed a provisional patent application titled "Method for Treating Nitrogen in Waste Streams." The application number is 61/208,843.

     On August 17, 2009, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 12/542,122.

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

RESEARCH AND DEVELOPMENT

     During the year ended June 30, 2009 we expended approximately $357,000 (including non-cash expenditures) on undertaking research and development related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects. Bion's main efforts were directed at further refinement of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed. We discontinued operations at the DeVries dairy facility during the 2009 fiscal year. The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the prior year due to the fact that during the 2009 fiscal year a greater portions of the Company's activities were focused on commercialization and business development based on our technology.

     During the year ended June 30, 2008 we expended approximately $792,000 (including non-cash expenditures) on undertaking research and development related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects. Bion's main efforts were directed at further development of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed. On-going research related to reduction of nutrient releases and gaseous emissions from CAFO waste streams also took place at the DeVries dairy facility and elsewhere. The sums expended on research and development were focused on substantially the same areas as in the prior years but were reduced compared to the prior year due to the fact that during the 2008 fiscal year a greater portions of the Company's activities were focused on commercialization and business development based on our technology.

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

EMPLOYEES

     As of September 15, 2009, we had 9 employees and primary consultants, all of whom are full-time except for Jeff Kappel who provides consulting services to the Company on a part-time basis. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A.  RISK FACTORS.

     Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     The Company maintains its corporate office at Box 566/1774 Summitview Way, Crestone, Colorado 81131, the office of its president, and its main corporate telephone number is: (212) 758-6622. The Company remains responsible for its former corporate offices at 641 Lexington Ave, New York, New York 10022 which are currently subleased to Mr. Salvatore Zizza, former Chairman and director of the Company's Integrated Projects subsidiary. These offices are leased pursuant to a non-cancellable operating lease that became effective on August 1, 2006 and expires on November 30, 2013. The average monthly rental for the balance of the term of the lease is $15,820. The master sub-lease with Mr. Zizza, presently not an affiliate of the Company, presently pays the Company's entire obligations under this lease through December 31, 2009.

     The Company holds ten United States patents, one Canadian patent, one patent from Mexico and one New Zealand patent as described above. Three patent applications have been filed and are pending.

ITEM 3.  LEGAL PROCEEDINGS.

     On August 10, 2007 a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation") was settled in which Bion, our President Mark A. Smith and Bion Dairy were defendants. As part of the settlement reached in the TCMP Litigation, Bion, its majority owned subsidiary Centerpoint Corporation ("Centerpoint"), and Bion's shareholders (as of January 15, 2002 other than the 'Released Parties' in these two actions who were not current officers and/or directors of Bion) ("Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware, case number 2968-VCP (the "Comtech Litigation"), along with a stipulated settlement of the litigation. Pursuant to the settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of Bion common stock; b) a warrant to purchase 100,000 shares of Bion's common stock, and c) 140,000 shares of the common stock of Centerpoint Corporation. Delivery of these securities (net of 10% attorneys' fees) took place during the second quarter of 2008 and each member of the Shareholder Class received the equivalent of approximately .05 Bion shares for each share of Bion common stock (split adjusted) owned on January 15, 2002. Additionally, Comtech and OAM assigned to Bion and Centerpoint all of their rights to any proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 Bion and Centerpoint received $798,000 (before attorneys' fees and other expenses), in aggregate, from the Aprilia Escrow. As part of the settlement, one of the other defendants paid $150,000 into a settlement fund, through insurance, from which funds Bion and Centerpoint received $110,000, in aggregate, on September 10, 2007. Pursuant to the settlement, $165,000 was paid, through insurance, into a settlement fund on behalf of Bion, Bion Dairy Corporation and Mark Smith.

     On May 6, 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("ACB Notes") that were purchased by ACB in March of 2000. The complaint includes a breach of contract claim asserting that the Company owes ACB either
a) $265,400 plus interest or b) $121,028 including interest based on ACB's interpretation of the terms of the ACB Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock in full payment of its ACB Note based on the Company's interpretation of the ACB Note, as amended. The Company has filed an answer to the complaint denying the allegations. No activity has taken place in this lawsuit since 2002. The Company does not believe that the ultimate resolution of this litigation will have a material adverse effect on the Company, its operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     (a)  Market Information

     Our common stock is quoted on the Over-The-Counter Electronic Bulletin Board under the symbol "BNET." The following quotations reflect inter dealer prices, without retail mark up, markdown or commissions and may not represent actual transactions.


                                            2009            2008
                                       --------------   -------------
Fiscal Year Ended June 30,             High     Low     High     Low
--------------------------             ----     -----   -----    -----

First Fiscal Quarter                   $2.74    $1.72   $3.90    $2.20
Second Fiscal Quarter                  $2.10    $0.55   $2.34    $1.25
Third Fiscal Quarter                   $1.25    $0.64   $2.45    $1.70
Fourth Fiscal Quarter                  $1.90    $0.76   $2.55    $2.00

     (b)  Holders

     The number of holders of record of our common stock at August 31, 2009 was approximately 1,700. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

     On August 15, 2009 the Company paid an aggregate dividend of $12,877 on shares of Series B Preferred Stock which were outstanding during the quarter ended June 30, 2009.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended, ("Plan") which terminated all prior plans and merged them into the Plan. The Plan was ratified by the Company's shareholders in October 2006. Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 6,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 500,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000. 2,653,333 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, of which 1,708,334 are vested as of September 15, 2009. Additionally, 502,500 shares of Contingent Stock Bonuses and 150,000 shares of Stock Bonuses have been granted under the Plan

Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2009:

--------------------------------------------------------------------------------------
                                                                   Number of
                       Number of securi-                           securities remain-
                       ties to be issued     Weighted-average      ing available for
                       upon exercise of      exercise price of     future issuance
                       outstanding options,  outstanding options,  under equity
                       warrants and rights   warrants and rights   compensation plans
Plan Category               (a)                     (b)                    (c)
--------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders          1,995,833              $3.01                 4,004,167
--------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders           -                     -                      -
--------------------------------------------------------------------------------------
     Total                1,995,833              $3.01                 4,004,167
--------------------------------------------------------------------------------------

     (e)  Recent Sales of Unregistered Securities:

     On July 29, 2009 the Company concluded a private offering in which we sold 28,170 shares of its Series B Convertible Preferred Shares ('Preferred Shares')and received net proceeds of approximately $2,450,000 after commissions and offering expenses. The Preferred Shares were sold to accredited investors under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company sold 21,320 Preferred Shares through June 30, 2009 for net proceeds of approximately $1,854,840 with the balance sold thereafter. The Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $2.00 per share and will be redeemed at 3 years if not previously converted.

     During the fiscal year ended June 30, 2009 the Company sold 446,667 shares, in aggregate, of its restricted common stock for $380,000 of cash (net proceeds). Additionally the Company issued 290,343 shares of its restricted common stock, in aggregate, for $177,370 of services. The Company also issued 318,780 shares, in aggregate, of its restricted common stock in conversion of $239,083 of its debt to equity. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

     N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2009 and 2008 ("Financial Statements").

     Statements made in this Form 10-K that are not historical or current facts, which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information, involve substantial risks and uncertainties. The Company's actual results of operations, most of which are beyond the Company's control, could differ materially. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof. We wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management's best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

     These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure to gain product approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

     For several years, the Company focused on completion of the development of its second-generation technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, Confined Animal Feeding Operations ("CAFO's"), which development is now substantially complete. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets; and 2) to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors.

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next quarter and that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter. The Company has commenced permitting for this project and anticipates construction of this project during the current fiscal year.

     Additionally, we believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 calendar year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2009-2011 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2015) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2009 and 2008 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had a working capital surplus and stockholders' equity of approximately $515,000 and $743,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Compensation Cost for Options with Service Conditions and Graded Vesting
Schedules

     The Company has issued non-employee options that include service conditions and have graded vesting schedules. Generally for these arrangements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options. Fair value of the options is determined using a Black-Scholes option-pricing model. Any subsequent changes in fair value will be recorded on the measurement date. Compensation cost in connection with options that are not fully vested is being recognized on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised), "Share-Based Payment" ("SFAS 123(R)"), which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based on their fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for the Company on July 1, 2009. At that date, the Company will report the non-controlling interest in a subsidiary (which amounts to $111,790 at June 30, 2009) as a component of stockholders' equity. This will have the immediate effect of increasing stockholders' equity by $111,790. The Company is currently evaluating the effect the adoption of other provisions of this statement may have on its consolidated financial statements.

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

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have an effect on its consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS 163 will have any impact on its consolidated financial statements.

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

     In April 2009, the FASB issued FASB Staff Position ("FSP") SFAS 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No.
165), which updates previous guidance under GAAP by replacing "type 1" and "type 2" with "recognized" and "unrecognized," and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated results of operation and financial condition.

     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

YEAR ENDED JUNE 30, 2009 COMPARED TO THE YEAR ENDED JUNE 30, 2008

General and Administrative

     Total general and administrative expenses were $1,960,000 and $2,089,000 for the years ended June 30, 2009 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $25,000 and $333,000 for the years ended June 30, 2009 and 2008, respectively, were $1,935,000 versus $1,756,000 for the years ended June 30,

2009 and 2008, respectively. The primary reason for the increase in general and administrative expenses excluding stock-based compensation during the year ended June 30, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial business activities related to its next generation technology applications during the fourth quarter of fiscal year 2008, therefore costs of various employees and consultants (and their activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. The increases in general and administrative expenses were partially offset by the capitalization of the direct general and administrative costs related to the KF Project during the fourth quarter of fiscal year 2009 of approximately $433,000 which included $170,000 of salary and payroll related costs. Salary and payroll related taxes recorded as general and administrative expenses were $703,000 and $695,000 for the years ended June 30, 2009 and 2008, respectively. Consulting expense was $703,000 and $717,000 for the years ended June 30, 2009 and 2008, respectively. Legal costs increased $146,000 for the year ended June 30, 2009 due to the fact during the year ended June 30, 2008 insurance reimbursements for the Centerpoint litigation expenses of $133,000 were received. The Company also incurred lower rent expense, $44,000 and $89,000 for the years ended June 30, 2009 and 2008, respectively, due to additional sub-tenant month to month rentals during the year ended June 30, 2009.

     General and administrative stock-based compensation for the years ended June 30, 2009 and 2008 consist of the following:

                                              Year ended      Year ended
                                            June 30, 2009    June 30, 2008
                                            ------------------------------
General and administrative:
 Fair value remeasurement of convertible
  notes - affiliates                          $    -          $(237,383)
 Fair value and amortization of expenses
  prepaid with stock options granted to
  non-employees                                    -             69,828
 Fair value remeasurement of options with
  service conditions                           (184,400)        (19,394)
 Fair value of stock options expensed
  under SFAS 123(R)                             209,262         519,751
                                            -------------------------------
     Total                                    $  24,862       $ 332,802
                                            ===============================

     Stock-based compensation charges decreased from $333,000 to $25,000 for the years ended June 30, 2008 and 2009, respectively. The change in stock-based compensation fair value adjusted expense relating to the President's convertible deferred compensation of $(237,000) is due to the fact his note was converted in December 2007, therefore no remeasurement was required for the year ended June 30, 2009. For the year ended June 30, 2009 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $209,000, compared to $520,000 for the year ended June 30, 2008. Compensation expense relating to stock options was higher during the year ended June 30, 2008 due to modifications in vested stock options during the period which resulted in additional expense. The Company also recognized as general and administrative expenses $(184,000) for the remeasurement of options with service conditions due to the reallocation of research and development related costs and the decrease in the fair value of the options from approximately $2.06 per share to approximately $0.98 per share during the year ended June 30, 2009.

Research and development

     Total research and development expenses were $357,000 and $792,000 for the years ended June 30, 2009 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges/(credits) of $118,000 and $(149,000) for the years ended June 30, 2009 and 2008 were $239,000 and $941,000, respectively. The primary reason for the decrease in research and development expenses during the year ended June 30, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $130,000 and $391,000 for the year ended June 30, 2009 and 2008, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative. Consulting expenses also decreased significantly, from $368,000 to $36,000 for the years ended June 30, 2008 and 2009, respectively, due to the shift from research and development to general and administrative.

     Research and development stock-based compensation for the years ended June 30, 2009 and 2008 consist of the following:

                                              Year ended      Year ended
                                            June 30, 2009    June 30, 2008
                                            ------------------------------
Research and development:
 Fair value remeasurement of convertible
  notes - affiliates                          $    -           $(323,387)
 Fair value and amortization of expenses
  prepaid with stock options granted to
  non-employees                                    -              34,377
 Fair value remeasurement of options with
  service conditions                             65,461          (19,394)
 Fair value of stock options expensed
  under SFAS 123(R)                              52,830          159,401
                                            ------------------------------
     Total                                    $ 118,291        $(149,003)
                                            ==============================

     Stock-based compensation charges/(credits) increased from $(149,000) for the year ended June 30, 2008 to $118,000 for the same period in fiscal year 2009. Stock-based compensation fair value adjusted credits of $(323,000) for the year ended June 30, 2008, were recorded to re-measure the fair value of Brightcap's convertible deferred compensation. There was no similar charge for the year ended June 30, 2009 as the note was converted at May 31, 2008. The Company recorded stock-based compensation expense of $53,000 and $159,000 under the provisions of SFAS 123(R) for the year ended June 30, 2009 and

2008, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative. The Company also recognized as research and development credits of $(19,000) for the remeasurement of options with service conditions for the year ended June 30, 2008 while $53,000 was expensed for the year ended June 30, 2009 due to the allocation of such expenses to general and administrative expenses.

Loss from Operations

     As a result of the factors described above, the loss from operations was $2,317,000 and $2,881,000 for the years ended June 30, 2009 and 2008, respectively.

Other expense and (income)

     Other expense and (income) was $(1,005,000) and $(1,102,000) for the years ended June 30, 2009 and 2008, respectively. Interest expense decreased $148,000 from $186,000 for the year ended June 30, 2008 to $38,000 for the year ended June 30, 2009. Interest expense decreased for the year ended June 30, 2009 due to lower interest bearing debt balances as the 2006 and 2007 Series A Notes were settled in fiscal year 2008. For the year ended June 30, 2009, the Company recognized other income of $1,036,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000, a $75,000 settlement with the Company's directors' and officers' liability insurance providers and $2,000 from the extinguishment of liabilities. For the year ended June 30, 2008, the Company recognized other income of $1,385,000 due to the receipts of $828,000 from litigation settlements, $430,000 from release of previously escrowed funds owed to
Centerpoint and $127,000 from the extinguishment of liabilities.   The
receipts of the litigation settlement proceeds and the escrowed funds resulted in a positive net equity position for the Company's majority held subsidiary, Centerpoint, which resulted in the recording of the $118,000 minority interest expense of Centerpoint for the year ended June 30, 2008 while for the year ended June 30, 2009 the amount was $(6,000).

Net loss

     As a result of the factors described above, the net loss was $1,312,000 and $1,779,000 for the years ended June 30, 2009 and 2008, respectively, representing a $0.09 decrease in the net loss per basic and diluted common share for the years ended June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	The Company's financial statements for 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

     As of June 30, 2009, the Company had cash and cash equivalents of approximately $1,696,000. During the year ended June 30, 2009, net cash used in operating activities was $955,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of one to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the year ended June 30, 2009 the Company provided $42,000 of cash due to the release of restricted cash related to the New York office operating lease and used $433,000 for the design and permitting of the KF Project which has been capitalized as property and equipment.

Financing Activities

     During the year ended June 30, 2009, $165,000 of cash was provided by financing activities from short-term promissory notes - affiliates, $162,500 of cash was provided from short-term loans - affiliates, $380,000 of cash was provided from the sale of the Company's restricted common stock and $1,854,840 was provided from the sale of the Company's Series B preferred stock.

     As of June 30, 2009 the Company has significant debt obligations consisting primarily of deferred compensation of $325,000 and loans payable - affiliates of $162,500. In addition, the Company has entered into an 88-month operating lease for office space in New York City, with an average monthly lease expense of $15,820.

     Subsequent to June 30, 2009, the Company received net proceeds of $595,950 from the issuance of 6,850 shares of its Series B Preferred stock.

Plan of Operations and Outlook

     As of June 30, 2009 the Company had cash and cash equivalents of approximately $1,696,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company anticipates to finalize the documentation for this loan during the next quarter and intends to permit and construct this project during the 2010 fiscal year.

     The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 (debt and equity) during the next twelve months. There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2009 calendar year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2009-2011 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2015) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The Company has also commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets. The first commercial activity in this area is the agreement with KF in Pennsylvania.

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $85,973 in connection with the lease as of June 30, 2008. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza has entered into a Master Sublease with the Company whereby Mr. Zizza will become a sublessee and will, for a one year initial period, make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants will be deposited into a Company bank account such that Mr. Zizza will have use of those funds towards the monthly lease payment. Mr. Zizza will have the option on or before November 15, 2009 to continue the Master Sublease for the entire period of the lease. If Mr. Zizza fulfills his obligations under the Master Sublease during the one year initial period, he shall receive the funds from the next release from the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility that will treat cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (PENNVEST) approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next quarter and that the initial drawdown/reim-bursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter.

     3) The Company issued 200,000 shares of its restricted stock in January 2009 as prepayment for Mark Smith's calendar year 2009 salary of $150,000, which the Company will expense as it is earned. As of June 30, 2009, the Company has $75,000 of expense to recognize through December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements are set forth on pages F-1 through F-38 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     As of June 30, 2009, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2009 as a result of the material weakness in internal control over financial reporting discussed below.

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

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2009. Our

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

ITEM 9B.  OTHER INFORMATION

     None.

                                  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name                       Age     Position
----                       ---     --------

Director and Officers:

  Mark A. Smith            59      President, General Counsel, Interim Chief
                                   Financial Officer and Director

  Jere Northrop            67      Senior Technology Director and Director

  Jon Northrop             66      Secretary and Director

Significant Employees:

  Jeremy Rowland           46      Chief Operating Officer of Services Group

  James W. Morris          59      Chief Technology Officer

  George W. Bloom          55      Chief Engineering Officer

  Dominic Bassani          63      V.P.-Special Projects and Strategic
                                   Planning of Projects Group and Full Time
                                   Consultant to Bion

     Mark A. Smith (59) has been President, General Counsel, interim Chief Financial Officer and a director of Bion Environmental Technologies, Inc. since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

     Jere Northrop (67) is the founder of Bion and developed its technology. He has served as the Company's Senior Technology Director since 1999 and has been a Board of Directors member since April 9, 1992. Dr. Northrop is a founder of Bion Technologies, Inc. and was its President from October 1989 to

July 23, 1999. Since 2003, Dr. Northrop has served as a director of As It Is, Inc., a private company of which he is a cofounder. Prior to founding Bion, he had ten years experience in the management of operations and process control at a large municipal advanced wastewater treatment plant in Amherst, New York (1979-1989). He also has twenty-five years of experimental research on both individual and complex systems of microorganisms. Dr. Northrop has a BS degree in biology from Amherst College, Amherst, Massachusetts (1964), a PhD in biophysics from Syracuse University, Syracuse, New York, (1969), and has done post doctoral work at the University of California at Davis, Davis, California and The Center for Theoretical Biology, State University of New York at Buffalo, Buffalo, New York. Jere Northrop is the brother of Jon Northrop.

     Jon Northrop (66) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was most recently the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

     George W. Bloom (55), Bion's Chief Engineering Officer, has been with Bion since December 2000 and served as Chief Operating Officer since January 15, 2002 of our Bion Technologies, Inc. subsidiary until our 2008 functional reorganization. From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure. Mr. Bloom is a registered professional engineer with over twenty years environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities. Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

     Jeremy Rowland (46) joined Bion on September 18, 2006 and presently serves as Chief Operating Officer of Services Group. Prior to joining Bion, he worked for URS Corporation, a major national engineering/consulting firm, for 16 years where he developed and lead URS's efforts in the renewable energy marketplace. Mr. Rowland has eighteen years experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. Mr. Rowland earned his MS in Environmental Science in 1987 and his BS in Forest Ecology in 1985 from Southern Illinois University, School of Agriculture Science.

     James W. Morris (59) has served as Bion's Chief Technology Officer since February 2002 and is co-inventor of portions of the Bion Process. Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience. Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University.
He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

     Dominic Bassani (63), a full-time consultant to the Company, served as the General Manager of Bion' Projects Group subsidiary from April 2003 through September 2006. Since September 15, 2008 he has served as Vice President-Special Projects and Strategic Planning of our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (now EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

                          SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid to, or accrued for, each of our current and former executive officers during each of our last two fiscal years and the compensation paid to, or accrued for, each of our significant employees and consultants for the same period.

                                                                            Non-
                                                                            Qualified
                                                                            Deferred
                                                                            Compen-     All
                                                                            sation      Other
                              Fiscal                     Stock   Option     Earnings    Compen-
Name and Principal Position   Year   Salary(1)  Bonus    Awards  Awards(5)  (2)(3)      sation   Total
---------------------------   ------ ---------  -------- ------  ---------  ---------   ------- ---------
Mark A. Smith (2)             2009   $150,000   $ 37,500    -    $  7,750        -         -    $ 195,250
 President and Interim Chief  2008   $150,000   $ 16,000    -    $227,870   $(237,383)     -    $ 156,487
 Financial Officer since
 March 25, 2003, Director

Brightcap/Dominic Bassani(3)  2009   $300,000   $125,000    -         -          -         -    $ 425,000
 VP-Special Projects &        2008   $300,000       -       -         -     $(323,387)     -    $ (23,387)
 Strategic Planning

George W. Bloom (4)           2009   $150,000       -       -        -           -         -    $ 150,000
 Chief Operating Officer      2008   $150,000       -       -    $ 23,542        -         -    $ 173,542
 Bion Technologies

James W. Morris (5)           2009   $150,000   $  2,500    -        -           -         -    $ 152,500
 Chief Technology Officer     2008   $150,000       -       -    $ 23,542        -         -    $ 173,542
 Bion Technologies

Jeremy Rowland                2009   $150,000       -       -    $178,867        -         -    $ 328,867
 Chief Operating Officer      2008   $150,000       -       -    $195,008        -         -    $ 345,008
 of Services Group

Salvatore J. Zizza (6)        2009   $150,000       -       -        -           -         -    $ 150,000
 Chairman and Director of     2008   $300,000       -       -        -           -         -    $ 300,000
 Projects Group
______________________________

(1)  Includes compensation paid by Bion Technologies, Inc. and Projects Group, our wholly owned subsidiaries.

(2)  Mr. Smith has agreed to provide services to Bion and subsidiaries through December 31, 2009 at a salary of $150,000 all of which as been received in the form of restricted common stock of the Company.  On
April 4, 2006, Mr. Smith's accrued deferred compensation was exchanged for a promissory note and conversion agreement. Through December 2, 2007, $412,124 had been accrued on the note, including interest at the rate of 6% per annum, at which point it was converted into 274,750 shares of the
Company's common stock at the conversion rate of $2.00 per share.  The "Nonqualified Deferred
Compensation Earnings" represents the change in the fair value of Mr. Smith's deferred compensation recorded as an expense of the Company for the year ended June 30, 2008 of $(237,383).  On June 30,
2008, Mr. Smith agreed to accept 89,640 shares of the Company's common stock in exchange for his deferred salary for the period from April 1, 2007 through June 30, 2008, of $179,280.  In January 2009
Mr. Smith agreed to accept 88,102 shares of the Company's common stock in exchange for his deferred salary of $66,076 for the period from July 1, 2008 to December 31, 2008 and also accepted 200,000 shares of the Company's common stock as payment for his calendar year 2009 salary of $150,000.

(3)  On December 31, 2005, convertible deferred compensation payable to Brightcap for services provided to the Company by Dominic Bassani between April 2, 2003 and September 30, 2005 was exchanged for a promissory note and conversion agreement upon the same terms as Mr. Smith's note.  At May 31, 2008, the note balance (including accrued interest at a rate of 6% per annum due to Brightcap was $580,318 and was converted into 290,160 common shares of the Company.  Effective March 31, 2005, Brightcap entered into an agreement to provide Mr. Bassani's services to the Company through March 31, 2009, with annual compensation in the amount of $300,000.  The "Nonqualified Deferred Compensation Earnings" represents the change in the fair value of the convertible deferred compensation recorded as an expense of the
Company for the year ended June 30, 2008 of $(323,387).  On May 31, 2008, Brightcap agreed to accept
175,403 shares of the Company's common stock in exchange for his deferred salary for the period from
April 1, 2007 through May 31, 2008, of $350,805. Brightcap's deferred compensation of $175,000 for the period ending December 31, 2008 is convertible at Brightcap's election into the Company's restricted common stock at a price of $.75 per share until December 31, 2009.  Brightcap's deferred compensation for the period from January 1, 2009 through June 30, 2009 of $150,000 is convertible at Brightcap's election, into the restricted common stock until July 1, 2010.

(4)  Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.

(5)  Options were issued subject to execution of a new employment agreement which as of June 30, 2009 has not been finalized.

(6)  Mr. Zizza was working for the Company at an annual compensation rate of $300,000 prior to his resignation on December 31, 2008.  On March 2007, Mr. Zizza agreed to accept $379,389 of the Company's
Series A Notes in exchange for his deferred compensation for the period from January 1, 2007 through
March 31, 2007 and the Company's promissory notes issued January 1, 2007 for his deferred compensation owed by Bion on December 31, 2006.  On May 31, 2008 Mr. Zizza agree to accept $375,000 of the Company's
Series 2007 A Notes in exchange for deferred compensation earned from April 1, 2007 through May 31,
2008 and agreed to accepted 2007 Series A Notes for all compensation as earned. Pursuant to an agreement, during December 2009 Mr. Zizza ceased providing services to the Company, returned 450,000 warrants to the Company for cancellation and his aggregate unvested deferred compensation in the amount of $959,184 (which was evidenced by a convertible promissory note) was cancelled.


Employment Agreements

     Effective March 31, 2007 Mark A. Smith, our President, agreed to serve as President, General Counsel and as a Director of the Company and its subsidiaries until December 31, 2007 for compensation at an annual rate of $150,000. The amount deferred through June 30, 2007 under this arrangement is $37,500 which sum has been accrued on a non-convertible and non-interest bearing basis. Amounts accrued prior to April 1, 2006 in the amount of $401,954 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. The note is mandatorily convertible on July 1, 2009. On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes ("Series A Notes") in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006. As of May 31, 2008, the Company entered into an extension agreement with Mr. Smith through December 31, 2009 (part of which period may consist of consulting) which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company. On January 11, 2009, the Company and Mr. Smith entered into an agreement pursuant to which Mr. Smith will continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries. Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of

December 31, 2008 of $66,076 into 88,102 shares of the Company's common stock at $.75 per share.

     Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. Mr. Zizza received $60,000 for his services to the Company through December 31, 2005 which sum he used to purchase 600,000 warrants. As of January 1, 2006, the former officer and director assumed the position of Chairman and Director of Projects Group, with an annual salary of $300,000, all of which has been deferred to date. The amounts deferred through June 30, 2007 under this arrangement is $75,000 which sum is accrued on a non-convertible and non-interest bearing basis. On March 31, 2007 Mr. Zizza agreed to accept $379,389 of the Company's Series A Notes in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for his deferred compensation owed by Bion on December 31, 2006. On June 18, 2008 Mr. Zizza increased the principal of his Note, maturing on July 1, 2013, by $375,000 to $784,122, which represented the potential deferred compensation (subject to forfeiture) through June 30, 2008 and he agreed to add his future compensation from the Company to his Note as it accrued. As of December 31, 2008, the principal and interest on the Note totaled
$959,184.   Pursuant to an agreement dated December 19, 2008, Mr. Zizza agreed to no longer provide services to the Company effective December 31, 2008. The $959,184 deferred compensation underlying the convertible note had not yet vested at the date the Note was cancelled and Mr. Zizza returned 450,000 warrants to the Company which were canceled.

     Dominic Bassani, full-time consultant to the Company and Vice President-Special Projects and Strategic Planning of Projects Group, agreed, through Brightcap, to serve as a consultant to Bion and Projects Group until March 31, 2009 for compensation of $300,000 per year. Amounts accrued prior to September 30, 2005 in the amount of $549,704 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. The note was mandatorily convertible on July 1, 2009. On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006. The amount deferred through June 30, 2007 under this arrangement was $75,000 which sum is accrued on a non-convertible and non-interest bearing basis. During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement. The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. As of June 30, 2008 the Company owed Brightcap deferred compensation of $25,000. On January 11, 2009, the Company entered in an agreement which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement to September 30, 2009. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. Pursuant to the agreement the Company no longer defers compensation earned by Brightcap and since July 2009, Brightcap has been paid in cash. The agreement granted Brightcap the right, at its sole election, to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009. The Brightcap Agreement also extended the maturity date of Mr. Bassani's then outstanding $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. Brightcap's $150,000 deferred compensation for the period from January 1, 2009 through June 30, 2010 is now due on July 1, 2010 and Brightcap has the right to convert this obligation, in whole or in part, to the Company's common stock at $1.50 per share until June 30, 2010.

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

     On June 30, 2009, Mr. Craig Scott, the Company's VP-Capital Markets and Shareholder Relations, agreed to extend the term of his services to the Company through December 31, 2010.

     The Company entered into an employment agreement contract extension effective June 30, 2009, with Craig Scott whereby Mr. Scott will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2010, at an annual salary of $144,000. The Company has granted Mr. Scott options (with vesting conditions) to purchase 100,000 shares of the Company's common stock at a price of $1.25 per share through June 30, 2014. The Company has the right terminate the agreement with 30 days notice commencing December 2009 with no further liability.

Other Agreements

     In May 2005, Bion declared Contingent Stock Bonuses of 690,000 shares, in aggregate, to its key employees and consultants. On September 15, 2009 Contingent Stock Bonuses of 367,500 and 135,000 shares remained outstanding and are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

     Effective July 1, 2009, the Company has made grants of stock bonuses aggregating 150,000 shares, which grants are split among all of the Company's core employees and consultants (including a severance grant to a former consultant) other than Mr. Bassani and Mark A. Smith, the Company's President, pursuant to the Company's 2006 Consolidated Incentive Plan, as amended. These stock bonuses have various conditions regarding vesting.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2009.

                                   Option Awards                           Stock Awards
                    ---------------------------------------  ----------------------------------------
                                                                                            Equity
                                                                                 Equity     Incentive
                                                                                 Incentive  Plan
                                                                                 Plan       Awards:
                                                             Number    Market    Awards:    Market or
                                                             of        Value     Number of  Payout
                                                             Shares    of        Unearned   Value of
                    Number of   Number of                    or        Shares    Shares,    Unearned
                    Securities  Securities                   Units of  or        Units or   Shares,
                    Underly-    Underly-                     Stock     Units of  Other      Units
                    ing Un-     ing Un-     Option           That      Stock     Rights     or Other
                    exercised   exercised   Exer-   Option   Have      That      That       Rights
                    Options(#)  Option(#)   cise    Expir-   Not       Have      Have Not   That
                    Exercis-    Unexer-     Price   ation    Vested    Not       Vested     Have Not
Name                able        cisable     ($)     Date     (#)       Vested    (3)        Vested
-----------------------------------------------------------------------------------------------------
Mark A. Smith        20,000       -         $2.00   2012      -          -          -          -
Mark A. Smith        10,000       -         $2.50   2015      -          -          -          -
Mark A. Smith        12,500       -         $4.25   2012      -          -          -          -
Mark A. Smith        50,000       -         $5.00   2012      -          -          -          -
Mark A. Smith        12,500       -         $5.50   2012      -          -          -          -
Mark A. Smith       100,000       -         $4.25   2012      -          -          -          -
Mark A. Smith       125,000       -         $2.20   2012      -          -          -          -
Mark A. Smith        70,000       -         $2.50   2013      -          -          -          -
Mark A. Smith        25,000       -         $1.00   2014      -          -          -          -

Brightcap/
Dominic Bassani        -          -           -       -       -          -       250,000    237,500

George W. Bloom     100,000       -         $2.50   2015      -          -        75,000     71,250
George W. Bloom (1) 100,000       -         $3.00   2012      -          -          -          -

James W. Morris     100,000       -         $2.50   2015      -          -        75,000     71,250
James W. Morris (1) 100,000       -         $3.00   2012      -          -          -          -

Jeremy Rowland (2)   93,750     56,250      $3.00   2012      -          -          -          -
Jeremy Rowland (2)   18,750     31,250      $3.00   2012      -          -          -          -

Salvatore J. Zizza    7,500       -         $5.00   2012      -          -          -          -
_________________

(1) Options have been approved subject to the execution of a new employment agreement which as of June 30, 2009 has not been finalized.

(2) Common share purchase options to acquire 150,000 shares of common stock at $3.00 per share were granted on
May 31, 2008 in connection with the signing of a new employment agreement.  These options vest over a two year period (1/8 each quarter) from the grant date anniversary.  Common share purchase options to acquire 50,000 shares of common stock at $3.00 per share were granted on May 31, 2008.  These options vest over a four year period (1/8 each six months) from the grant date anniversary.

(3) During May 2005 the Company's Board of Directors approved the issuance of deferred stock bonuses to its key employees and consultants.  The stock bonuses are contingent upon the Company's stock price exceeding $10 and
$20 per shares for 20 consecutive trading days and the grantees still being employed or providing services to the Company at the time the target prices are reached.

Director Compensation

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date.

                              DIRECTOR COMPENSATION

     The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2009:

------------------------------------------------------------------------
                          Fees                        All
                          earned                      other
                          or paid   Stock    Option   compen-
                          in cash   Awards   Awards   sation    Total
Name                      ($)       ($)      ($)(1)   ($)       ($)
------------------------------------------------------------------------
Jon Northrop (2)            -         -       8,750     -        8,750

Jere Northrop (3)(4)        -         -       7,750   20,000    27,750

Richard Berman (5)          -         -      28,524     -       28,524
------------------------------------------------------------------------

(1) Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.

(2) Includes 25,000 shares that Mr. Jon Northrop is entitled to purchase through stock options granted on November 15, 2008, all of which are exercisable.

(3) Includes 25,000 shares that Mr. Jere Northrop is entitled to purchase through stock options granted on November 15, 2008, all of which are exercisable.

(4) Includes salary paid to Mr. Jere Northrop as an employee of the Company through October 31, 2008.

(5) Includes 35,000 shares that Mr. Berman is entitled to purchase through stock options granted on October 15, 2006, of which 23,334 are exercisable as of June 30, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     At September 11, 2009, the Company had issued 12,364,752 shares of its common stock, of which 11,660,443 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

     The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 11, 2009 by:

     * each person that is known by us to beneficially own more than 5% of our common stock;
     *  each of our directors;
     *  each of our executive officers and significant employees; and
     * all our executive officers, directors and significant employees as a group.

     Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 11, 2009. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 11,660,4433 shares outstanding as of September 11, 2009. The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

                                                      Shares of Common Stock
                                                        Beneficially Owned
                                                 ----------------------------------
                                                             Percent of
                                                                Class      Entitled
Name and Address                                  Number     Outstanding   to Vote
----------------                                 ---------   -----------   --------

Centerpoint Corporation (1)                         704,309       5.7%         -
Box 566/1774 Summitview
Crestone, Colorado 81131

Dominic Bassani (2)                               4,449,364      30.02%      31.51%
64 Village Hills Drive
Dix Hills, NY  11746

Chris-Dan, LLC (3)                                1,055,692       8.54%       9.05%
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Bright Capital, Ltd. (4)                          1,622,735      12.30%      12.99%
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Bright Capital, Ltd. Defined                        785,501       6.35%       6.74%
  Benefit Pension Plan (5)
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746


Anthony Orphanos (6)                              1,253,916      10.11%      10.72%
c/o Carret Asset Management
40 West 57th Street
New York, NY  10019

Danielle Christine Bassani (7)                      604,000       4.67%       4.94%
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Mark A. Smith (8)                                 1,619,031      12.63%      13.37%

Jere Northrop (9)                                   369,686       2.94%       3.12%

Jon Northrop (10)                                   279,809       2.24%       2.38%

Jeremy Rowland (11)                                 220,000       1.75%       1.85%

James Morris (12)                                   325,000       2.56%       2.71%

George Bloom (13)                                   322,112       2.54%       2.69%

All executive officers, directors
and significant employees as
a group (7 persons)                              7,585,002       46.09%      48.15%
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

(2)   Includes 53,505 shares and 1,600,000 shares underlying warrants held directly by
Mr. Bassani; 3,900 shares and 500,000 shares underlying warrants held by Bright
Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner; 785,501 shares owned by the Bright Capital Ltd. Defined Benefit Pension Plan of which Mr. Bassani is the beneficiary; 1,055,692 shares held by Chris-Dan, LLC of which Mr. Bassani is owner;
25,000 shares underlying warrants held by Mr. Bassani's wife; and 10,050 shares and
44,382 shares held in IRA accounts of Mr. Bassani and his wife, respectively.  Also includes 333,334 shares issuable to Brightcap related to convertible deferred compensation and 38,000 shares owned by Mr. Bassani's daughter, Danielle Bassani.  Mr.
Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation.  Mr. Bassani disclaims ownership of 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)  Represents 1,055,692 shares held directly by Chris-Dan, LLC, which is owned by
Dominic Bassani.

(4)  Represents 3,900 shares held directly by Bright Capital, Ltd. and 500,000 shares underlying warrants held by Bright Capital, Ltd.; and 785,501 shares owned by the
Bright Capital, Ltd. Defined Benefit Pension Plan.  Also includes 333,334 shares issuable to Bright Capital, Ltd. related to convertible deferred compensation.
Dominic Bassani owns Bright Capital, Ltd. and is the beneficiary of its Defined
Benefit Pension Plan.

(5)  Represents 785,501 shares held directly by the Bright Capital, Ltd. Defined
Benefit Pension Plan.  Dominic Bassani is the beneficiary of this Pension Plan.

(6)  Includes 402,446 shares held directly by Mr. Orphanos plus 25,500 and 10,000 shares, respectively, underlying warrants and options held directly by Mr. Orphanos;
130,263 shares held jointly with his wife; and 685,707 shares held in an IRA.  Not included are 566,000 shares underlying warrants held by the Danielle Christine Bassani
Trust, of which Mr. Orphanos is a co-trustee and 1,470,260 common shares owned by certain clients of Mr. Orphanos, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 785,501 shares owned by the Bright Capital Ltd.
Defined Benefit Pension Plan of which Mr. Bassani is the beneficiary; b) 18,893 shares held by Mr. Bassani personally; c) 54,432 shares owned by IRAs for Mr. Bassani and/or his wife; and 38,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(7)  Represents 566,000 shares underlying warrants held by The Danielle Christine
Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees and 38,000 shares owned by Danielle Bassani, beneficiary of the trust.

(8)  Includes 905,065 shares held directly by Mark A. Smith; 450,000 shares underlying options held directly by Mr. Smith; 25,829 shares held jointly with his wife; 70,456 shares held by his wife; and 167,681 shares of common stock held by LoTayLingKyur
Foundation which is controlled by Mr. Smith.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.
Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(9)  Includes 77,746 shares owned jointly by Jere Northrop and his wife and 67,697 shares held by Jere Northrop's wife; and 20,730 shares held by a family estate trust and 3,513 shares held by a family foundation; plus 200,000 shares underlying options held by Jere Northrop.  Does not include  shares owned by the adult child Jere
Northrop; also does not include 8,302 shares owned by the Jere Northrop Family trust and 1,371 shares owned by the Harley Northrop Charitable Trust, for each of which Mr.
Northrop disclaims beneficial ownership.  Jere Northrop has also been granted 22,500 shares of contingent stock bonus that are not included in this calculation.

(10)  Includes 108,466 shares held directly by Jon Northrop; 16,464 shares owned by
Jon Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; options to purchase 120,000 shares held by Jon Northrop; and 20,730 shares owned by a family trust, 3,513 shares held by the Harley Northrop Family Foundation and 1,371 shares owned by the Harley Northrop Charitable Remainder UniTrust.  Does not include shares owned by the adult children of Jon Northrop.

(11) Mr. Rowland holds 20,000 shares and warrants to purchase 150,000 shares and options to purchase 50,000 shares.

(12) Mr. Morris holds 25,000 shares and options to purchase 300,000 shares (all subject to vesting conditions not yet met) Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(13) Mr. Bloom holds 22,112 shares (20,000 subject to vesting conditions not yet met)
and options to purchase 300,000 shares (all subject to vesting conditions not yet met). Mr. Bloom has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Other than the employment/consulting agreements, deferred compensation arrangements and conversions of debt described above in Item 1 Business and
Item 11 Executive Compensation, there are no related party transactions except that:

     1) Bion accrued a payable of $41,647 to a company controlled by Salvatore Zizza for rental of office space in 2003. This obligation was convertible into the Company's common stock at $.75 per share until paid by the Company and Mr. Zizza converted it into 55,530 shares of the Company's restricted common stock during September 2009.

     2) The Company executed a non-cancellable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent under the lease is $15,820. The Company provided the lessor with a letter of credit in the amount of $128,443 in connection with the lease which reduces over the term of the release. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Projects Group. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and, for a one year initial period, is responsible to make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account and Mr. Zizza has utilized such funds as partial funding of the monthly lease payments. Mr. Zizza has the option, exercisable on or before November 15, 2009, to continue the Master Sublease for the entire period of the lease. If Mr. Zizza fulfills his obligations under the Master Sublease during the one year initial period, he shall receive the funds from the next release from restricted funds securing the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of restricted funds securing the letter of credit.

     No directors of the Company are considered to be independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

     In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2009 and June 30, 2008 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $58,520 and $64,400, respectively.

AUDIT RELATED FEES

     There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2009 and June 30, 2008.

TAX FEES

     The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and tax advice for the two fiscal years ended June 30, 2009 and June 30, 2008 were $373 and $0, respectively.

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

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a)  EXHIBITS.

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

  10.45    Subscription Agreement from Bright Capital, Ltd. (7)

  10.46    Amendment to 2006 Consolidated Incentive Plan (7)

  10.47    Agreement between the Company and Mark A. Smith dated May 31,
           2008. (7)

  10.48    2007 Series AB Convertible Promissory Note. (8)

  10.49 Promissory Note between Bion Environmental Technologies, Inc. and Salvatore Zizza (9)

  10.50 Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani (9)

  10.51    Agreement between Jeff Kapell and Bion dated November 1,
           2008 (10)

  10.52    Agreement Between David Mager and Bion dated November 1,
           2008 (10)

  10.53 Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani (10)

  10.54 Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31,
           2008 (10)

  10.55    Kreider Farms Agreement (September 25, 2008): REDACTED (11)

  10.56 Agreement between Salvatore Zizza and Bion effective December 31, 2008 (12)

  10.57    Amendment #3 to 2006 Consolidated Incentive Plan (12)

  10.58 Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009 (13)

  10.59    Agreement between Mark A. Smith and Bion effective January 12,
           2009 (13)

  10.60    Orphanos Extension Agreement dated January 13, 2009 (13)

  10.61 Articles of Amendment including Statement of Designation and Determination of Preferences of Series B Convertible
           Preferred Stock (14)

  10.62    Lease Agreement between Ronald Kreider and Kreider
           Farms and Bion PA 1 LLC dated June 26, 2009 (15)

  10.63    Capitalization Agreement between Bion Companies and
           Bion PA 1 LLC dated June 30, 2009 (15)

  21       Subsidiaries of the Registrant. (1)

  23.1 Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm - Filed herewith electronically

  31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           - Filed herewith electronically

  32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically
_______________

(1)  Filed with Form 10SB12G on November 14, 2006.
(2)  Filed with Form 10SB12G/A on February 1, 2007.
(3)  Filed with Form 8-K on April 3, 2007.
(4)  Filed with Form 9-K on August 13, 2007.
(5)  Filed with Form 8-K on August 22, 2007.
(6)  Filed with Form 8-K on February 27, 2008.
(7)  Filed with Form 8-K on June 3, 2008.
(8)  Filed with Form 8-K on June 19, 2008.
(9)  Filed with Form 8-K on September 30, 2008.
(10) Filed with Form 8-K on November 13, 2008.
(11) Filed with September 30, 2008 Form 10-Q on November 14, 2008.
(12) Filed with Form 8-K on January 6, 2009.
(13) Filed with Form 8-K on January 15, 2009.
(14) Filed with March 31, 2009 Form 10-Q on May 14, 2009.
(15) Filed with Form 8-K on July 2, 2009.

     (b)  FINANCIAL STATEMENT SCHEDULES.

     Our consolidated financial statements being filed as part of this Form 10-K are filed on Item 8 of this Form 10-K. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2009 AND 2008

                                   CONTENTS

                                                                     Page

Consolidated financial statements:

Report of independent registered public accounting firm ........   F-2

Balance sheets .................................................   F-3

Statements of operations .......................................   F-4

Statements of changes in stockholders' equity (deficit) ........   F-5

Statements of cash flows .......................................   F-6

Notes to consolidated financial statements .....................   F-7 - F-38






























           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has not generated revenue and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








/s/ GHP HORWATH, P.C.

Denver, Colorado
September 23, 2009





               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                June 30,         June 30,
                                                  2009             2008
                                               ------------    ------------
                                   ASSETS

Current assets:
 Cash and cash equivalents                     $  1,695,713    $    478,899
 Prepaid rent and expenses                           12,217           9,130
 Other receivable - affiliate                         8,797            -
 Deposits and other receivables                      11,956          12,068
                                               ------------    ------------
     Total current assets                         1,728,683         500,097
                                               ------------    ------------
Restricted cash (Note 13)                            85,973         128,443
Property and equipment, net (Note 4)                477,229          59,504
                                               ------------    ------------
     Total assets                              $  2,291,885    $    688,044
                                               ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses         $    834,638    $    567,811
 Accrued payable - affiliate (Note 16)               41,647          41,647
 Loans payable - affiliates (Note 6)                162,500            -
 Deferred compensation (Note 8)                     175,000          25,000
                                               ------------    ------------
     Total current liabilities                    1,213,785         634,458

 Convertible promissory notes - affiliates
  (Note 5)                                             -            784,122
  Deferred compensation (Note 8)                    150,000
  Deferred rent (Note 13)                            73,232          71,865
                                               ------------    ------------
     Total liabilities                            1,437,017       1,490,445
                                               ------------    ------------
Minority interest (Note 3)                          111,790         117,692
                                               ------------    ------------
Stockholders' equity (deficit) (Note 9):
 Series A Preferred stock, $0.01 par value,
  10,000 shares authorized, no shares issued
  and outstanding                                      -               -
 Series B Preferred stock, $.01 par value,
  50,000 shares authorized, 21,320 shares
  issued and outstanding; liquidation preference
  of $2,144,876                                   1,867,716            -
 Common stock, no par value, 100,000,000
  shares authorized, 12,126,448 and 11,070,658
  shares issued, respectively, 11,422,139 and
  10,366,349 shares outstanding, respectively          -               -
 Additional paid-in capital                      74,529,507      73,422,195
 Accumulated deficit                            (75,654,145)    (74,342,288)
                                               ------------    ------------
     Total stockholders' equity (deficit)           743,078        (920,093)
                                               ------------    ------------
     Total liabilities and stockholders' equity
      (deficit)                                $  2,291,885    $    688,044
                                               ============    ============


See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2009 AND 2008

                                                   2009           2008
                                               ------------    ------------

Revenue                                        $       -       $       -
                                               ------------    ------------
Operating expenses:
 General and administrative (including stock-
  based compensation (Note 9))                    1,959,810       2,089,015
 Research and development (including stock-
  based compensation (Note 9))                      357,331         791,931
                                               ------------    ------------
     Total operating expenses                     2,317,141       2,880,946
                                               ------------    ------------
Loss from operations                             (2,317,141)     (2,880,946)
                                               ------------    ------------
Other expense and (income):
 Interest expense                                    38,401         186,320
 Interest income                                     (1,773)        (21,489)
 Minority interest (Note 3)                          (5,902)        117,692
 Forfeiture of deferred compensation (Note 5)      (959,184)           -
 Extinguishment of liabilities (Note 11)             (1,826)       (126,712)
 Other, net (Note 10)                               (75,000)     (1,258,195)
                                               ------------    ------------
                                                 (1,005,284)     (1,102,384)
                                               ------------    ------------
Net loss                                         (1,311,857)     (1,778,562)
Dividends on preferred stock                        (12,876)           -
                                               ------------    ------------

Net loss applicable to common stockholders     $ (1,324,733)   $ (1,778,562)
                                               ============    ============
Net loss per basic and diluted common share:   $      (0.12)   $      (0.21)
                                               ============    ============
Weighted-average number of common shares
 outstanding, basic and diluted                  10,684,962       8,383,068
                                               ============    ============

See notes to consolidated financial statements.












             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED JUNE 30, 2009 AND 2008



                                                                                                      Total
                               Series B                                                            stockholders'
                            Preferred Stock        Common Stock       Additional     Accumulated      equity
                            Shares    Amount     Shares     Amount  paid-in capital    deficit       (deficit)
                            ------  ----------  ----------  ------  ---------------  ------------  ------------
Balances, June 30, 2007       -     $     -      8,770,079  $  -      $67,900,379    $(72,563,726)  $(4,663,347)
 Exchange/conversion of
  debt to common stock -
  affiliates                  -           -        890,124     -        1,943,352            -        1,943,352
 Exchange/conversion of
  debt to common stock -
  non-affiliates              -           -        817,912     -        1,635,810            -        1,635,810
 Conversion of deferred
  compensation to common
  stock                       -           -        265,043     -          530,085            -          530,085
 Sale of common stock,
  net of offering costs
  of $20,000                  -           -        325,000     -          630,000            -          630,000
 Issuance of common stock
  for services                -           -          2,500     -            5,000            -            5,000
 Issuance of warrants for
  services                    -           -           -        -           17,000            -           17,000
 Issuance of warrants         -           -           -        -           16,000            -           16,000
 Vesting of options for
  services                    -           -           -        -          744,569            -          744,569
 Net loss                     -           -           -        -             -         (1,778,562)   (1,778,562)
                            ------  ----------  ----------  ------    -----------    ------------   -----------
Balances, June 30, 2008       -           -     11,070,658     -       73,422,195     (74,342,288)     (920,093)
                            ------  ----------  ----------  ------    -----------    ------------   -----------

 Vesting and remeasurement
  of options for services     -           -           -        -          143,153            -          143,153
 Issuance of common stock
  for services                -           -        290,343     -          177,370            -          177,370
 Issuance of warrants for
  services                    -           -           -        -          180,582            -          180,582
 Sale of common stock         -           -        446,667     -          380,000            -          380,000
 Sale of Series B preferred
  stock, net                21,320   1,854,840        -        -             -               -        1,854,840
Dividends on Series B
  Preferred stock -           -         12,876        -        -          (12,876)           -             -
Conversion of debt to
  equity                      -           -        318,780     -          239,083            -          239,083
 Net loss                     -           -           -        -             -         (1,311,857)   (1,311,857)
                            ------  ----------  ----------  ------    -----------    ------------   -----------
Balances, June 30, 2009     21,320  $1,867,716  12,126,448  $  -      $74,529,507    $(75,654,145)  $   743,078
                            ======  ==========  ==========  ======    ===========    ============   ===========



See notes to consolidated financial statements.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED JUNE 30, 2009 AND 2008

                                                  2009             2008
                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $ (1,311,857)   $ (1,778,562)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                              15,454          16,253
   Accrued interest on convertible notes and debt    33,069         186,320
   Stock-based compensation                         493,188         782,569
   Forfeiture of deferred compensation             (959,184)           -
   Decrease in fair value of convertible notes         -           (560,770)
   Minority interest                                 (5,902)        117,692
   Decrease in prepaid rent and expenses              4,830          10,980
   Increase in deposits and other receivables        (8,685)         (9,223)
   Increase (decrease) in accounts payable and
    accrued expenses                                266,827         (80,506)
   Increase in deferred rent                          1,367           5,892
   Increase in deferred compensation                516,076         741,780
                                               ------------    ------------
     Net cash used in operating activities         (954,817)       (567,575)
                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in restricted cash                         42,470          43,502
 Proceeds from refund of property and equipment        -              5,258
 Purchase of property and equipment                (433,179)         (5,395)
                                               ------------    ------------
     Net cash (used in) provided by investing
      activities                                   (390,709)         43,365
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                 380,000         630,000
 Proceeds from sale of Series B preferred stock   1,854,840            -
 Proceeds from loans payable - affiliates           162,500            -
 Proceeds from notes payable - affiliates           165,000            -
                                               ------------    ------------
     Net cash provided by financing activities    2,562,340         630,000
                                               ------------    ------------
Net increase in cash and cash equivalents         1,216,814         105,790
Cash and cash equivalents at beginning of year      478,899         373,109
                                               ------------    ------------
Cash and cash equivalents at end of year       $  1,695,713    $    478,899
                                               ============    ============

Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes       $       -       $       -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock $ 239,083 $ 3,579,162 Conversion of deferred compensation to
  convertible notes - affiliates                       -            375,000
 Conversion of deferred compensation to common
  stock                                                -            530,085

See notes to consolidated financial statements.



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2009 AND 2008

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. ("Bion" or "We" or the "Company") was incorporated in 1987 in the State of Colorado.

Bion's patented and proprietary technology provides a comprehensive environmental solution to a significant source of pollution in US agriculture, Confined Animal Feeding Operations ("CAFO's"). Bion's technology produces substantial reductions of both nutrient releases to water and air emissions including ammonia (which is subsequently re-deposited to the ground) from livestock waste streams based upon our research to date. Because Bion's technology reduces the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration while lowering or maintaining its level of nutrient releases and atmospheric emissions.

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period we elected not to pursue near term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects including renewable energy production.

Bion is now actively pursuing business opportunities in two broad areas: 1) retrofit and environmental remediation of existing CAFOs to clean the air and water in the surrounding areas (as described below) and 2) development of "closed loop" Integrated Projects (defined below).

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Bion is presently involved in pre-development evaluations


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

1.   ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:
     (CONTINUED):

regarding opportunities for Integrated Projects in New York (beef), Nebraska (dairy) and elsewhere.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC")) a Bion system to treat the waste of the milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility ("REF") that will treat the cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Phase 1 system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated by the Kreider systems.

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider.
The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. The Company completed the steps required to finalize the pre-construction phase of the Pennvest loan during September 2009. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next quarter and that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter. Bion is in the process of finalizing its design for the Phase 1 Kreider System and has commenced the permitting process. It is anticipated that construction will commence during the fall of 2009 and be completed during the 2010 fiscal year.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenue and has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

As discussed in Notes 9 and 17, the Company recently completed an offering of the Company's Series B Preferred shares, which as of June 30, 2009 resulted in the issuance of 21,320 shares at $100 per share resulting in net proceeds to the Company of $1,854,840. Subsequent to June 30, 2009, the Company issued an additional 6,850 shares resulting in net proceeds to the Company of $595,950.

At June 30, 2009, the Company has a working capital surplus and stockholders' equity of approximately $515,000 and $743,000, respectively.

The Company continues to explore sources of additional financing to satisfy its current operating requirements.

While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the Kreider Farm facilities. The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 (debt and equity) during the next twelve months. There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

There can be no assurance that funds required during the next twelve months or thereafter will be generated from operations or that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a
significantly dilutive effect on the Company's existing shareholders.   All
of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation ("Projects Group"), Bion Technologies, Inc., BionSoil, Inc., Bion Services, LLC and its majority owned subsidiary, Centerpoint Corporation ("Centerpoint") (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment exists at June 30, 2009.

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



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the years ended June 30, 2009 and 2008, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

                                      June 30, 2009     June 30, 2008
                                      -------------     -------------
     Warrants                           4,490,616         3,556,667
     Options                            1,995,833         2,183,333
     Convertible debt                     388,864           196,031
     Preferred stock                    1,072,438              -




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2009 and 2008.

                                          Year ended      Year ended
                                        June 30, 2009    June 30, 2008
                                        -------------    -------------
   Shares issued - beginning of period    11,070,658       8,770,079
   Shares held by subsidiaries (Note 9)     (704,309)       (693,799)
                                          ----------       ---------
   Shares outstanding - beginning of
    period                                10,366,349       8,076,280
   Weighted average shares issued
    during the period                        318,613         306,788
                                          ----------       ---------
   Basic weighted average shares -
    end of period                         10,684,962       8,383,068
                                          ==========       =========

Fair value of financial instruments:

Effective July 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. As permitted by FASB Staff Position No. FAS 157-2, Effective Dates of FASB Statement No. 157, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities until July 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company's results of operations, cash flows or financial position.

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs into valuation techniques used to measure fair value into three levels as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Level 3 - assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company's market assumptions. Unobservable inputs require significant management judgment or estimation.
In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The fair values of cash and cash equivalents and accounts payable approximates their carrying amounts due to their short-term maturities. It is not practicable to estimate the fair value of the accounts payable-affiliate, and loans payable to affiliates due to the related party nature of the underlying transactions.

Stock-based compensation:

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and the cost is measured based on the grant date fair value of the award. The stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period). The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument's expected remaining life. These assumptions require significant management judgment.

The Company has issued non-employee options that include service conditions and have graded vesting schedules. Generally for these arrangements, the measurement date of the services occurs when the options vest. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ("EITF 96-18"), recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options. Fair value of the options is determined using a Black-Scholes option-pricing model. Any

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Comprehensive income (loss):

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss), its components, and accumulated balances. For the years ended June 30, 2009 and 2008, there was no difference between net loss and comprehensive loss.

Revenue recognition:

While the Company has not reported any revenues for the years ended June 30, 2009 and 2008, the Company anticipates that future revenues will be generated from product sales and technology license fees. The Company expects to recognize revenue from product sales when there is persuasive evidence that an arrangement exits, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's integrated system. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

Recent accounting pronouncements:

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of consolidated net income attributable to the parent and to the non-

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

controlling interest. This statement is effective for the Company on July 1, 2009. At that date, the Company will report the non-controlling interest in a subsidiary (which amounts to $111,790 at June 30, 2009) as a component of stockholders' equity. This will have the immediate effect of increasing stockholders' equity by $111,790. The Company is currently evaluating the effect the adoption of other provisions of this statement may have on its consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have an effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60. ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FAS 163 will have any impact on its consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 will require the application of a two-step model in determining whether a financial instrument or an embedded feature is indexed

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

to an issuer's own stock, including evaluation of the instrument's contingent exercise and settlement provisions. This statement is effective for the Company on July 1, 2009. The Company is currently assessing the impact the adoption of this statement may have on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP 107-1"), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS No. 165), which updates previous guidance under GAAP by replacing "type 1" and "type 2" with "recognized" and "unrecognized," and requires disclosure in financial statements of the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009 and was adopted by the Company beginning in the fourth quarter of its fiscal year 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated results of operation and financial condition.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of SFAS 162 (SFAS No. 168), establishing codification, which integrates and categorizes all guidance by standard setters within levels A through D of the previous GAAP hierarchy. SFAS No. 168 will replace all existing GAAP for non-governmental entities and will establish a new hierarchy of GAAP, both authoritative and non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and will be adopted by the Company beginning in the first quarter of its fiscal year 2010. The Company does not expect the adoption to have a material impact on its consolidated results of operations and financial condition.

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. On April 30, 2008, Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with a litigation settlement, which increased Bion's ownership from 57.7% to 58.9%.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

3.   MINORITY INTEREST OF CENTERPOINT CORPORATION (CONTINUED):

Prior to July 1, 2008, the losses applicable to the minority interest in Centerpoint exceeded the minority interest in the equity capital of Centerpoint, therefore the loss attributable to the minority interest was charged against the Company's earnings, as there was no obligation of the minority interest to make good on such losses. During the year ended June 30, 2008, Centerpoint had earnings of approximately $673,700, of which the Company utilized approximately $395,500 to offset minority interest losses previously absorbed. The remaining $278,200 was allocated between the Company and Centerpoint's minority interest holders, resulting in a minority interest of $117,692 as of June 30, 2008. The minority interest as of June 30, 2009 was $111,790.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                              2009         2008
                                           ---------     ---------
     Research and development equipment    $ 305,266     $ 305,266
     Project construction in progress        433,179          -
     Leasehold improvement                    31,336        31,336
     Furniture                                28,932        28,932
     Computers and office equipment           31,680        31,680
                                           ---------     ---------
                                             830,393       397,214
     Less accumulated depreciation          (353,164)     (337,710)
                                           ---------     ---------
                                           $ 477,229     $  59,504
                                           =========     =========

Depreciation expense was $15,454 and $16,253 for the years ended June 30, 2009 and 2008, respectively.

5.   CONVERTIBLE PROMISSORY NOTES:

2006 Series A Convertible Promissory Notes:

On September 13, 2006, the Company closed the offering of its 2006 Series A Convertible Promissory Notes, totaling $700,000 (the "2006 Notes"). The holders of the 2006 Notes earned interest on the unpaid principal balance of the 2006 Notes at 6% per annum, payable on May 31, 2008, the maturity date of the 2006 Notes. On May 31, 2008 the 2006 Notes and accrued interest of $779,074 were exchanged, via subscription agreements, for 389,543 shares of restricted common stock of the Company at $2.00 per share which approximated the market price of the stock at the time of conversion.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

5.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

During the fourth quarter of 2009, the Company determined that the conversion of the 2006 Notes during fiscal year 2008 resulted in a non-cash inducement expense of $519,382 that should have been recognized for the year ended June 30, 2008. Management evaluated this matter in the context of Staff Accounting Bulletin No. 99 - "Materiality" and determined that the error was not material to previously issued financial statements.

2007 Series A Convertible Promissory Notes:

In March and April 2007, the Company sold $800,000 of its Convertible Notes (the "Notes") for cash proceeds. In addition, the Company issued Notes to affiliates totaling $986,521 in exchange for promissory notes with convertible features and deferred compensation (Note 8). The Notes were
convertible into shares of the Company's common stock at the price     of
$4.00 per share until maturity on July 1, 2008, or at the election of the Note holders, and accrued interest at 6% per annum. The Note holders also had the option to exchange the Notes, plus interest, for securities substantially identical to securities the Company sold in any offering prior to the completion of an offering in which the Company raised less than $3,000,000. The Company had the right to require the Notes (principal plus interest) be converted into its common shares at the lesser of $4.00 per share or the price of an offering in which the Company raised $3,000,000 or more.

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

On June 18, 2008 the remaining affiliated holder of the outstanding Notes increased the principal of his Note, maturing on July 1, 2013, by $375,000 to $784,122, which represented the potential deferred compensation (subject to forfeiture) through June 30, 2008. The holder, Salvatore Zizza, former Chairman of Projects Group, agreed to add his future compensation from the Company to his Note as it accrued. As of December 31, 2008, the principal
and interest on the Note totaled $959,184.   Pursuant to an agreement dated
December 19, 2008, (the "Zizza Agreement" see Note 15), Mr. Zizza agreed to no longer provide services to the Company effective December 31, 2008. In conjunction with the Zizza Agreement, Mr. Zizza's Note was returned to the Company on December 31, 2008 and it was cancelled, which resulted in the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

5.   CONVERTIBLE PROMISSORY NOTES (CONTINUED):

Company's recognition of income due to forfeiture of deferred compensation of $959,184. The deferred compensation underlying the convertible note had not yet vested at the date the Note was cancelled. In addition, the Note was subject to certain risks of forfeiture and/or cancellation.

The Notes accrued interest of $25,062 and $103,630 for the years ended June 30, 2009 and 2008, respectively.

6.   LOANS PAYABLE - AFFILIATES:

As of June 30, 2009, Dominic Bassani, Vice-President Special Project and Strategic Planning for the Projects Group, Mark A. Smith, the Company's President, and a major shareholder have loaned the Company $120,000, $7,500 and $35,000, respectively, for working capital needs. The loans, totaling $162,500 as of June 30, 2009, are non-interest bearing and were repaid in July 2009.

7.   PROMISSORY NOTES PAYABLE - AFFILIATES:

During September 2008, Mr. Zizza and Mr. Bassani loaned the Company $50,000 each under separate promissory notes. Under the terms of the promissory notes, which allowed for additional monies to be loaned, the notes bear interest at 8% per annum and were payable on or before February 1, 2009. Pursuant to the Zizza Agreement (Note 15) and the Brightcap Agreement (Note
15), the terms of the promissory notes were amended to allow for the conversion of the interest and principal of the notes, in whole or in part, into shares of the Company's restricted common stock at a price of $0.75 per share, which was equal to the fair value at the date of the agreements.
The maturity dates of the Zizza and Bassani promissory notes were extended to June 30, 2009 at which date the promissory notes (including accrued interest) of $52,268 and $52,277, respectively, were converted into 69,692 and 69,703 shares of the Company's common stock.

During October 2008, a major shareholder loaned the Company $65,000 under a promissory note. Under the terms of the promissory note, which allowed for additional monies to be loaned, the note bears interest at 8% per annum and was payable on or before March 1, 2009. In January 2009, an agreement was reached whereby the maturity of the $65,000 promissory note was extended to June 30, 2009 in consideration of a) at the election by the note holder, the ability to convert the principal and interest into the Company's restricted common stock at $0.75 per share, the fair value of the shares, at any date prior to repayment and b) the issuance of a warrant to purchase 15,000 shares of the Company's common stock at $0.75 per share until December 31, 2018.
The modification of the debt was not materially different from the original

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

7.   PROMISSORY NOTES PAYABLE - AFFILIATES (CONTINUED):

debt and there were no beneficial conversion features present with the modification. The promissory note (including accrued interest) of $68,462 was converted into 91,283 shares of the Company's common stock on June 30, 2009.

The promissory notes accrued interest of $8,007 for the year ended June 30, 2009.

8.   DEFERRED COMPENSATION:

As of July 1, 2007, the Company had recorded deferred compensation liabilities of $187,500 due to three officers of the Company. The Company accrued $750,000 ($150,000 to Mr. Smith, $300,000 to Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, and $300,000 to Mr. Zizza) as deferred compensation during the year ended June 30, 2008.

During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement. The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. In addition, the Company entered into an extension agreement with Mr. Smith which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company at $2.00 per share. As the conversion price of $2.00 per shares approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed. Also during fiscal year 2008, the Company mutually agreed with Mr. Zizza to convert his deferred compensation earned through June 30, 2008 of $375,000, and his ongoing compensation as it accrues to additional principal to his Note. Mr. Zizza's Note was cancelled on December 31, 2008 (see Note 15).

As of June 30, 2009 the Company owed Brightcap deferred compensation of $325,000. The Company entered into the Brightcap Agreement (see Note 15), whereby the deferred compensation of Brightcap owed as of December 31, 2008 totaling $175,000, was made convertible until December 31, 2009 into the Company's restricted common stock, at Brightcap's option, at a price of $0.75 per share, the fair value of the shares of the Company's stock at the date of the agreement. As the conversion price of $0.75 per shares approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed. The Company entered into another agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restrict common stock, at Brightcap's option, at a

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

8.   DEFERRED COMPENSATION (CONTINUED):

price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.

9.   STOCKHOLDERS' EQUITY:

Series B Preferred stock:

During March 2009, the Company authorized the issuance of 50,000 shares of Series B Preferred stock which have a par value of $0.01 per share and issuable at a price of $100 per share. The Series B Preferred stock is convertible for three years from the date of issuance at the option of the holder into shares of the Company's common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $2.00 (the Conversion Rate). The Series B Preferred stock shall be automatically and mandatorily converted into shares of the Company's common stock at the Conversion Rate share upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series B Preferred stock on which the closing price of the Company's common stock have been equal or greater than 150% of the Conversion Rate (initially $3.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more. The Series B Preferred stock may be redeemable at the option of the Company after one year from the issuance on 10 days' written notice, at a price equal to $100 per share plus any accrued unpaid dividends. During the 10 day period, the holder may elect to convert the Series B Preferred stock to the Company's common stock at the Conversion Rate. On the third anniversary of issuance, the Company shall redeem the outstanding Series B Preferred stock at the price of $100 per share plus any accrued unpaid dividends. The Series B Preferred stock accrue dividends at a rate of 2.5% per quarter and shall be earned and accrued or paid quarterly.

During the year ended June 30, 2009, the Company issued 21,320 shares of Series B Preferred stock for cash proceeds of $2,132,000 (net proceeds of $1,854,840 after commissions. On July 29, 2009, the Company concluded the offering with total sales 28,170 shares (6,850 shares sold after June 30, 2009) of its Series B Convertible Preferred Shares and received net proceeds of approximately $2,450,000 after commissions and offering expenses.

The Company declared dividends on July 29, 2009, for the Series B Preferred stockholders with a record date of June 30, 2009, totaling $12,876 which were paid on August 15, 2009.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Common stock:

Holders of common stock are entitled to one vote per share on all matters to be voted on by common stockholders. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share in all assets remaining after liabilities have been paid in full or set aside and the rights of any outstanding preferred stock have been satisfied. Common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any outstanding series of preferred stock or any series of preferred stock the Company may designate in the future.

As of July 1, 2007, Centerpoint held 693,799 shares of the Company's common stock. As a result of Company common shares being distributed pursuant to a settlement in April 2008 (Note 10), Centerpoint obtained an additional 10,510 shares of the Company's common stock. These shares of the Company's common stock held by Centerpoint are for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

In December 2007, under the terms of a promissory note with a conversion agreement, Mr. Smith converted deferred compensation plus interest of $412,125 into 274,750 common shares of the Company's common stock.

In May 2008, the Company issued 2,500 shares of common stock to a consultant for services valued at $5,000. The number of shares issued was based upon the market price of the common shares at the time the service agreement was entered into.

On May 31, 2008, under the terms of a subscription agreement, the holders of convertible promissory notes exchanged the principal plus interest of $779,074 into 389,543 common shares of the Company's common stock.

On May 31, 2008, under the terms of a promissory note with a conversion agreement, Brightcap converted deferred compensation plus interest of $754,414 into 290,160 common shares of the Company's common stock.

On May 31, 2008, under the terms of convertible promissory notes, holders of the notes converted principal plus interest of $1,507,164 into 753,583 common shares of the Company's common stock.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

In June 2008, the Company completed a private financing of 325,000 shares of common stock priced at $2.00 per share. Net proceeds to the Company were $630,000.

On June 15, 2008, under the terms of a convertible promissory note, Brightcap converted deferred compensation plus interest totaling $350,805 into 175,403 common shares of the Company's common stock.

On June 30, 2008, Mr. Smith converted deferred compensation of $179,280 into 89,640 common shares of the Company's common stock.

From November 2008 through March 2009, the Company issued 333,333 shares of the Company's restricted common stock at $0.75 per share for cash proceeds of $250,000.

In January 2009, pursuant to the Smith Agreement (Note 15), the Company issued 200,000 shares of the Company's restricted common stock at $0.75 per share as prepayment of Mr. Smith's calendar year 2009 base compensation of $150,000. The shares are forfeitable if services are not performed and fully vest through December 2009. Through June 30, 2009, the Company has recorded $75,000 as compensation expense and $75,000 remains to be expensed through December 2009. Also during January 2009, the Company issued 88,102 shares of the Company's restricted common stock at $0.75 per share for deferred compensation owed Mr. Smith at December 31, 2008 of $66,076.

From November 2008 through February 2009, the Company issued 21,334 shares of the Company's restricted common stock at $0.75 per share for services valued at $16,000 to two of its employees.

During January 2009 through June 2009, the Company issued 69,009 shares of the Company's restricted common stock ranging from $0.75 to $1.50 per shares for consulting services valued at $86,370 to various consultants.

During June 2009, the Company issued 80,000 and 33,334 shares of the Company's restricted common stock at $1.00 and $1.50 per share, respectively, for cash proceeds of $80,000 and $50,000, respectively.

On June 30, 2009 the Company issued 69,692, 69,703 and 91,283 shares of the Company's restricted common stock to Mr. Zizza, Mr. Bassani and a major shareholder, respectively, under terms of convertible promissory notes of $52,268, $52,277 and $68,462, respectively, at $0.75 per share.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

Warrants:

As of June 30, 2009, the Company had the following common stock warrants outstanding:

                     Number of Shares   Exercise Price    Expiration Date
                     ----------------   --------------   -----------------
   Class SVDB 1-6         800,000           $3.00        December 31, 2018
   Class DB-1             600,000            1.00        December 31, 2018
   Class DB-1A          1,000,000            0.75        December 31, 2018
   Class A 1-3            600,000            2.50        December 31, 2018
   Class SVMAS-1           67,500            3.50        December 31, 2018
   Class SVMAS-1A          40,000            3.50        December 31, 2018
   Class SVMAS 2-3         72,500            2.50        December 31, 2018
   Class SVB 1-4          125,000            2.50        December 31, 2018
   Class SVC 1-5          125,000            4.25        December 31, 2018
   Class SV-SEI 1-2        32,292            1.50        December 31, 2012
   Class C,D,E            275,000            2.50        April 30, 2015
   Class O                100,000            3.00        December 31, 2018
   Class DM               150,000            3.00        December 31, 2011
   Class MAS               80,000            2.50        December 31, 2018
   Class MAS-1 A-K        300,000            0.75        December 31, 2018
   Class GK                20,000            2.00        March 31, 2011
   Class TO-1              15,000            0.75        December 31, 2018
   Class BW                10,000            2.20        June 15, 2012
   Class Z 1-3             53,324            1.25        December 31, 2018
   Class NCC-1             25,000            2.00        May 31, 2014
                       ----------
                        4,490,616

The Company issued 20,000 Class GK warrants priced at $0.25 per warrant to an individual during the year ended June 30, 2008 as a standby fee for a financing that the Company elected not to pursue, valued at $5,000 which was expensed as general and administrative expense.

The Company issued 10,000 Class BW warrants priced at $0.20 per warrant to a consultant during the year ended June 30, 2008 for services valued at $2,000 which was expensed as general and administrative expense.

The Company issued 150,000 Class DM warrants priced at $0.20 per warrant to a consultant pursuant to a three-year agreement in which 50,000 warrants vested on May 15, 2008, and 50,000 each on April 15, 2009 and 2010. The total value of the services for the warrants that vested in fiscal year 2008 was valued at $10,000, of which $1,250 was recorded as expense during the year ended

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

June 30, 2008 and $8,750 was recorded as expense during the year ended June 30, 2009. The total value of the services for the warrants that vested in fiscal year 2009 was valued at $10,000, of which $2,083 was recorded as expense during the year ended June 30, 2009 and $7,917 is recorded as a prepaid expense at June 30, 2009. The agreement also cancelled 387,343 Class SVDM-1 warrants with an exercise price of $3.00 effective May 15, 2008.

The president of the Company purchased 80,000 warrants priced at $0.20 per warrant on May 31, 2008.

During December 2008, 450,000 warrants were cancelled pursuant to the terms of the Zizza Agreement (see Note 15).

In January 2009, warrants to purchase 1,000,000 and 300,000 shares of the Company's common stock at $0.75 per share were issued pursuant to various agreements with Mr. Bassani and Mr. Smith, respectively (Note 15). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018. The value placed upon the warrants to purchase common stock at $0.75 per share was determined to be $0.10 per warrant based on factors including the evaluation of the Company's value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, the concurrent sales of restricted common stock at $0.75 per share, and the historical valuation and purchases of the Company's warrants. Additionally, 2,000,000 and 610,000 warrants originally issued to Mr. Bassani and Mr. Smith, respectively, were extended to December 31, 2018. The Company recorded non-cash compensation of $130,000 and $32,500 related to the warrant issuances and extensions, respectively.

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

In April 2009, warrants to purchase 36,000, 6,824 and 10,500 shares of the Company's common stock at $1.25 per share were issued in consideration for the non-interest bearing loans payable - affiliates from Mr. Bassani, Mr. Smith and a major shareholder, respectively. The warrants were determined to have a fair value of $0.10 per warrant, as described above, and expire on December 31, 2018. The Company recorded interest expense of $5,332 related to the warrant issuances.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

In June 2009, warrants to purchase 25,000 shares of the Company's common stock at $2.00 per share were issued to a consultant. The warrants were determined to have a fair value of $0.05 per warrant and expire on May 31, 2014. The value placed upon the warrants to purchase common stock at $2.00 per share was determined to be $0.05 per warrant based on factors including the evaluation of the Company's value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, the concurrent sales of restricted common stock at $1.00 per share, and the historical valuation and purchases of the Company's warrants. The Company recorded general and administrative expense of $1,250 related to the warrant issue.

During the year ended June 30, 2009, 9,375 warrants with an exercise price of $1.50 expired.

The weighted average exercise price for the outstanding warrants is $1.95, and the weighted average remaining contractual life as of June 30, 2009 is
8.9 years.

Stock options:

Effective June 2006, the Company approved the 2006 Consolidated Incentive Plan (the "2006 Plan"), which consolidated previous incentive stock options plans into the 2006 Plan. On November 28, 2008, the 2006 Plan was amended to increase the maximum number of shares of the common stock of the Company issuable pursuant to the 2006 Plan from 4,200,000 to 6,000,000 shares. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In May and June of 2008, the Board of Directors, in an effort to retain key employees and consultants, approved the modifications of certain options to
certain employees and consultants.   The modifications included the reduction
of the exercise price of certain options below the fair market value on the date of grant, modifications to the vesting terms and extension of the expiry dates. As a result of the modifications, pursuant to SFAS 123(R), the Company recorded incremental compensation expense of $83,428, which was recognized at June 30, 2008 and approximately $282,000 of additional compensation will be recognized over a weighted average period of approximately 2 years.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

The Company recorded compensation expense related to employee stock options of $262,092 and $679,151 for the years ended June 30, 2009 and 2008, respectively. The fair value of the options granted during the years ended June 30, 2009 and 2008 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                          Weighted                 Weighted
                          average       Range      average       Range
                          June 30,     June 30,    June 30,     June 30,
                            2009        2009         2008        2008
                          -----------------------------------------------
Volatility                   99%     72%-151%        65%        54%-71%
Dividend yield               0%         0%            0%           0%
Risk-free interest rate     1.97%    1.63%-2.64%    3.11%     2.66%-3.61%
Expected term (years)        4         3-6           2.7          2.7

The expected volatility was based on the historical price volatility of the Company's common stock. The dividend yield represents the Company's anticipated cash dividend on common stock over the expected term of the stock options. The U.S. Treasury bill rate for the expected term of the stock options was utilized to determine the risk-free interest rate. The expected term of stock options represents the period of time the stock options granted are expected to be outstanding based upon management's estimates.

A summary of option activity under the 2006 Plan for the two years ended June 30, 2009 is as follows:















             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

                                                    Weighted
                                         Weighted-  Average
                                         Average    Remaining    Aggregate
                                         Exercise   Contractual  Intrinsic
                              Options    Price      Life         Value
                              --------------------------------------------
Outstanding at July 1, 2007   1,833,333   $ 3.33        4.8      $ 611,458
  Granted                       410,000     2.57
  Exercised                        -         -
  Forfeited                     (25,000)    5.50
  Expired                       (35,000)    5.14
                              --------------------------------------------
Outstanding at June 30, 2008   2,183,333    3.06        4.6          7,950
  Granted                        75,000     1.00
  Exercised                        -         -
  Forfeited                        -         -
  Expired                      (262,500)    2.83
                              --------------------------------------------
Outstanding at June 30, 2009  1,995,833   $ 3.01        4.3      $    -
                              ============================================
Exercisable at June 30, 2009  1,792,084   $ 3.00        4.3      $    -
                              ============================================

The following table presents information relating to nonvested stock options as of June 30, 2009:

                                                    Weighted Average
                                     Shares       Grant-Date Fair Value
                                    -----------------------------------
Nonvested at July 1, 2008            562,916           $  1.29
  Granted                             75,000              0.44
  Vested                            (434,167)            (1.13)
  Forfeited                             -                  -
                                    -----------------------------------
Nonvested at June 30, 2009           203,749           $  1.31
                                    ===================================

The total fair value of stock options that vested during the year ended June 30, 2009 and 2008 was $491,877 and $584,955, respectively. As of June 30,
2009, the Company had $174,684 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of one year.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of June 30, 2009, non-employee options represented 595,833 of the 1,995,833 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of June 30, 2009. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in expense of $104,205 being recorded for the year ended June 30, 2008.

The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of June 30, 2009, 450,000 of these options included service conditions that were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. In accordance with EITF No. 96-18, recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is
recorded on the measurement date.   The fair value of these options was
determined using the Black-Scholes option-pricing model using the following assumptions at June 30, 2009; a dividend yield of zero, risk-free interest rates of 3.53%, volatility of 158%, and an expected life of 9 years. Consulting cost in connection with options that are not fully vested as of June 30, 2009, is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value credits of $118,939 and $38,788 were recorded as a reduction of expense during the years ended June 30, 2009 and 2008, respectively.

Stock-based compensation charges/(credits) in operating expenses in the Company's financial statements for the years ended June 30, 2009 and 2008 are as follows:














             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

9.   STOCKHOLDERS' EQUITY (CONTINUED):

                                            Year Ended         Year Ended
                                           June 30, 2009      June 30, 2008
                                           --------------------------------
General and administrative:
 Fair value remeasurement of convertible
  notes - affiliates                        $    -              $(237,383)
 Fair value and amortization of expenses
  prepaid with stock options granted to
  non-employees                                  -                 69,828
 Fair value remeasurement of options
  with service conditions                    (184,400)            (19,394)
 Fair value of stock options expensed
  under SFAS 123(R)                           209,262             519,751
                                           --------------------------------
     Total                                 $   24,862           $ 332,802
                                           ================================

Research and development:
 Fair value remeasurement of convertible
  notes - affiliates                       $     -              $(323,387)
 Fair value and amortization of expenses
  prepaid with stock options granted to
  non-employees                                  -                 34,377
 Fair value remeasurement of options
  with service conditions                      65,461             (19,394)
 Fair value of stock options expensed
  under SFAS 123(R)                            52,830             159,401
                                           --------------------------------
     Total                                 $  118,291           $(149,003)
                                           ================================

10.  LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS:

The Company, its president and Dairy were defendants in a class action/derivative action lawsuit in Delaware Chancery Court (TCMP#3 Partners, LLP, et al v. Trident Rowan Group, Inc., et al, Civil Action No. 170-N) (the "TCMP Litigation"). On August 10, 2007 a settlement was approved. As part of the settlement reached in the TCMP Litigation, the Company, Centerpoint and certain shareholders of the Company (the "Shareholder Class") filed an action against Comtech Group, Inc. ("Comtech") (formerly known as Trident Rowan Group, Inc.), OAM S.p.A ("OAM") and others in the Court of Chancery in the State of Delaware (the "Comtech Litigation"), along with a stipulated settlement of the Comtech Litigation. Pursuant to that settlement, Comtech and OAM agreed to deliver to the Shareholder Class: a) 144,240 shares of the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

10.  LITIGATION SETTLEMENT AND RETURN OF ESCROWED FUNDS (CONTINUED):

Company's common stock; b) a warrant to purchase 100,000 shares of the Company's common stock, and c) 140,000 shares of the common stock of Centerpoint. The delivery of these securities (net of 10% attorneys' fees) occurred in April 2008 and each member of the Shareholder Class received the equivalent of approximately .05 of the Company's shares for each share of the Company's common shares (split adjusted) owned on January 15, 2002. Centerpoint, being a member of the Shareholder Class, received 10,510 shares of the Company's common shares pursuant to the settlement, which the Company accounts for similar to treasury stock. Also, on April 30, 2008 Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock which increased Bion's ownership in its subsidiary from 57.7% to 58.9%. Additionally, Comtech and OAM assigned to the Company all of their rights to the proceeds of an escrow established from the sale of Centerpoint's assets to Aprilia S.p.A. (the "Aprilia Escrow") and any proceeds from litigation related to the transaction with Aprilia. On September 18, 2007 the Company received gross proceeds of $798,210 (net receipts were $159,642 to Centerpoint and $558,747 to Bion, after payment of attorneys' fees of $79,821) from the Aprilia Escrow. As part of the settlement, one of the other defendants in the Comtech litigation paid $150,000 into a settlement fund, through insurance, from which the Company and Centerpoint received $110,000, in aggregate, on September 10, 2007. Pursuant to the settlement of the TCMP Litigation, $165,000 was paid into the settlement fund through insurance on behalf of the Company, its president and Dairy. As there are no contingencies on the settlement, the Company recognized the net proceeds of $828,389 as other income for the year ended June 30, 2008.

Also on September 18, 2007, Centerpoint received $429,806 from its direct 35% ownership interest in the Aprilia Escrow which is included in other income for the year ended June 30, 2008.

11.  EXTINGUISHMENT OF LIABILITIES:

During the years ended June 30, 2009 and 2008, the Company recognized other income due to the extinguishment of liabilities of $1,826 and $126,712, respectively, resulting from the derecognition of certain accounts payable. These accounts payable, which related to business activities of the Company discontinued during the 2003 and 2004 fiscal years, were outstanding for 2-6 years and the vendors had made no attempts to collect these amounts from the Company over the past several years. The extinguishment of liabilities was recorded after a review of the statute of limitations in the various states in which the original liability was incurred.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

12.  INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2009 and 2008 are as follows:

                                                    2009         2008
                                                 -----------------------
Expected income tax benefit at statutory rate    $(486,000)   $(660,000)
Permanent differences                                4,000     (103,000)
Change in valuation allowance                      482,000      763,000
                                                 -----------------------
Income tax benefit                               $     -       $   -
                                                 =======================

The Company has net operating loss carry-forwards ("NOLs") for tax purposes of approximately $37,775,000 as of June 30, 2009. These NOLs expire on various dates through 2029.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company's deferred tax assets for the years ended June 30, 2009 and 2008, are estimated as follows:

                                               2009             2008
                                          ------------     ------------
    NOLs - noncurrent                     $ 14,355,000     $ 14,272,000
    Stock-based compensation - current         183,000          290,000
    Deferred compensation - noncurrent         291,000        1,279,000
                                          ------------     ------------
                                            14,829,000       15,841,000
    Valuation allowance                    (14,829,000)     (15,841,000)
                                          ------------     ------------
    Net deferred tax assets               $       -        $       -
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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

13.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of June 30, 2009, the Company has reflected $85,973 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Zizza. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a deferred rent liability of $73,232
as of June 30, 2009.   Rent expense, net of contractual and month to month
sub-lease rental income was $33,083 and $78,777 for the years ended June 30, 2009 and 2008, respectively.

At June 30, 2009, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                             Operating lease   Sublease    Net operating
Fiscal year:                    payments       rentals     lease payments
-----------                  ---------------   ---------   --------------

2010                          $   191,405      $  61,249     $ 130,156
2011                              198,602         63,553       135,049
2012                              212,775         68,088       144,687
2013                              225,756         72,242       153,514
Thereafter                         97,219         31,110        66,109
                              -----------      ---------     ---------
Total                         $   925,757      $ 296,242     $ 629,515
                              ===========      =========     =========

Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and will, for a one year initial period, make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. Mr. Zizza will have the option on or before November 15, 2009, at his sole election, to continue the Master Sublease for the entire term of the lease. If Mr. Zizza fulfills his

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008


13.  OPERATING LEASE (CONTINUED):

obligations under the Master Sublease during the one year initial period, he shall receive the funds from the next release of the restricted cash securing the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of restricted funds securing the letter of credit.

14.  401(k) PLAN:

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

15.  COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

The Company had an employment agreement with its president, Mr. Smith, through December 31, 2007 providing $150,000 per year compensation. On November 7, 2007, the Company extended the employment agreement through December 31, 2008. On May 31, 2008, an agreement was reached whereby Mr. Smith would continue his services as president through December 31, 2008 and effective January 1, 2009 (or March 31, 2009 at the latest) through December 31, 2009, he would provide services to the Company in a consulting capacity at his current compensation. On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith will continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock.






             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

15.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000
annually for Mr. Bassani's services.   On January 11, 2009, the Company
entered into the Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company will no longer defer compensation earned by Brightcap, rather it will be paid in cash. Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement grants Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009. The Brightcap Agreement also extended the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allows for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009.

Effective May 1, 2005, the Company entered into a four-year consulting/employment agreement with a former officer and director of the Company, Salvatore Zizza. As of January 1, 2006, the former officer and director assumed the position of Chairman and director of Bion Dairy Corporation (now Projects Group), with an annual salary of $300,000.
Pursuant to an agreement dated December 19, 2008, Mr. Zizza no longer provides services to the Company as of December 31, 2008 and the following terms were agreed upon (and subsequently effected): a) Mr. Zizza's 600,000 warrants were returned to the Company and the Company reissued a certificate to Mr. Zizza representing 150,000 warrants with no changes in the terms and conditions of the original warrants, b) all options owned by Mr. Zizza shall vest on the existing schedule, c) the Company canceled the 2007 Series AB Convertible Promissory Note owned by Mr. Zizza which represented accrued deferred compensation from the Company (see Note 5), d) the $50,000 promissory note owed to Mr. Zizza remained outstanding and was amended to include the right of Mr. Zizza to convert the principal and interest, in whole or part, into the Company's common stock at a price of $0.75 per share at any date prior to the repayment of the Company, e) the Company's existing





             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

15.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

accrued payable of $41,647 to Mr. Zizza remains a valid obligation of the Company with the additional right of Mr. Zizza to convert the accrued payable, in whole or in part, into the Company's restricted common stock at a price of $0.75 per share (see Note 16) and f) the Company entered into a Master Sublease (Note 13).

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company's Services Group subsidiary.

The Company approved an employment agreement contract extension effective June 30, 2009, with Craig Scott whereby Mr. Scott will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2010, at an annual salary of $144,000. The Company will have the right terminate the agreement with 30 days notice commencing December 2009 with no further liability.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of June 30, 2009, 422,500 shares remain outstanding due to the expiry of 125,000 and 62,500 shares to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

Claims contingency:

In May 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Bridge Notes") that were issued to ACB in March 2000. The complaint includes a breach of contract claim asserting that the Company owes ACB approximately $285,000 plus interest of $121,028 plus interest based on ACB's interpretation of the terms of the Bridge Notes and subsequent amendments. Effective June 30, 2001, the Company issued ACB 5,034 shares of common stock in full satisfaction of the Bridge Notes based on the Company's interpretation of the Bridge Notes, as amended. The Company has filed an answer to the complaint denying the allegations. No activity has taken place on this lawsuit since



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED JUNE 30, 2009 AND 2008

15.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

early 2003. The Company believes that the ultimate resolution of this litigation will not have a material adverse effect on the Company, its operations or its financial condition.

16.  RELATED PARTY TRANSACTIONS:

The Company has an accrued payable of $41,647 as of June 30, 2009, to a company controlled by Mr. Zizza for rental of office space in 2003. The amount is unsecured and non-interest bearing. Pursuant to the Zizza Agreement, Mr. Zizza has the option to convert the payable into common shares of the Company's stock at $0.75 per share at any time prior to the obligation being paid by the Company.

17.  SUBSEQUENT EVENTS:

The Company has evaluated events through September 23, 2009 for consideration as a subsequent event to be included in its June 30, 2009 financial statements issued September 23, 2009.

Issuance of Series B Preferred Stock

As discussed in Note 9 during July 2009, the Company completed an offering of the Company's Series B Preferred shares, which as of June 30, 2009 resulted in the issuance of 21,320 shares at $100 per share resulting in net proceeds to the Company of $1,854,840. Subsequent to June 30, 2009, the Company issued an additional 6,850 shares of Series B Preferred stock, resulting in net proceeds to the Company of $595,950.

Issuance of Common Stock

During July 2009, the Company issued 130,000 common shares to employees as bonus shares, under the 2006 Plan, valued at approximately $131,300. The Company has also issued 52,774 common shares to consultants for services valued at approximately $78,000.

During September 2009, the Company issued 55,530 shares of common, at Mr. Zizza's election, in conversion and satisfaction of the accrued payable of $41,647 described in Note 16.

Issuance of Options

In July 2009, the board of directors granted 75,000 options that vested on July 1, 2009 with an exercise price of $1.25 per option and expire on July 1,
2014.   The board also approved the granting of 100,000 options with an exercise price of $1.25 per option and expiry date of July 1, 2014 that vest over a 18 month period.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.


                                      BION ENVIRONMENTAL TECHNOLOGIES, INC.



Dated: September 23, 2009             By:/s/ Mark A. Smith
                                         Mark A. Smith, President (Chief
                                         Executive Officer) and Interim Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        SIGNATURE                      TITLE                     DATE


/s/ Mark A. Smith             President, General Counsel,  September 23, 2009
Mark A. Smith                 Interim Chief Financial
                              Officer and Director


/s/ Jon Northrop              Secretary and Director       September 23, 2009
Jon Northrop




/s/ Jere Northrop             Senior Technology Director   September 23, 2009
Jere Northrop                 and Director