Form 10-K/A
period 2009-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2009-11-12
CIK 875729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A
                                AMENDMENT NO. 1


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

     Large accelerated filer [   ]     Accelerated filer          [   ]
     Non-accelerated filer   [   ]     Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [  ] YES   [ X ] NO

The aggregate market value of the approximately 5,500,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2008 approximated $5.5 million. As of November 12, 2009, the Registrant had 12,452,111 shares of common stock issued and 11,747,802 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

             EXPLANATORY NOTE REGARDING AMENDMENT TO FORM 10-K

     This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K of Bion Environmental Technologies, Inc. (referred to herein as the "Company", "we", "us", and "our") for the fiscal year ended June 30, 2009, originally filed with the Securities and Exchange Commission ("SEC") on September 23, 2009 (the "Original Annual Report"). This Amendment includes restated June 30, 2009 consolidated financial statements (and related disclosures) (included in Part II, Item 8). The restatement to the previously filed June 30, 2009 consolidated financial statements was made to correct a classification error in the presentation of our Series B preferred stock. The restatement adjustment resulted in a reduction in stockholders' equity of $1,867,716 and an increase in temporary equity (an amount presented 'outside' of permanent stockholders' equity) of the same amount. As a result of this restatement, other Items included in this Form 10-K/A include changes to conform to the reclassification restatement. The effect of the restatement had no impact on the Company's previously reported net loss, net loss applicable to common stockholders, net loss per basic and diluted common share or cash flows.

     Except as described above, no attempt has been made to this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report, or modify or update those disclosures, including the exhibits to the Original Annual Report, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report.

     The following items in the Original Annual Report have been amended as a result of the reclassification of the Series B Preferred Stock:

     Part I:   Item 1. Business

     Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Item 8.  Financial Statements and Supplementary Data

               Item 9A. Controls and Procedures

     Part IV:  Item 15. Exhibits and Financial Statement Schedules

                         FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A (and the documents incorporated herein by reference) contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. The expectations reflected in forward-looking statements may prove to be incorrect.

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

     The Company's consolidated financial statements for the years ended June 30, 2009 and 2008 included herein have been prepared assuming the Company will continue as a going concern. The Company has not recorded any revenue from operations for either of the years ended June 30, 2009 or June 30, 2008. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. The Company had a working capital surplus and stockholders' deficit, respectively, of approximately $515,000 and $1,125,000 as of June 30, 2009. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2009 and June 30, 2008 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

DEVELOPMENT OF OUR BUSINESS

     Substantially all of our business and operations to date has been conducted through wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation ("Bion Dairy") through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services

Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996). Bion is also the parent of Dairy Parks, LLC (an inactive Delaware entity organized July 25, 2001) and Bion PA 1 LLC (a Colorado entity organized August 14, 2008). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9,
1995) ("Centerpoint").

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

     The financial statements for the years ended June 30, 2009 and 2008 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had a working capital surplus and stockholders' deficit of approximately $515,000 and $1,124,638, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

     Subsequent to the filing of the Annual Report on Form 10-K for the year ended June 30, 2009, management became aware of a classification error in our consolidated balance sheet and statement of stockholders' equity relating to the classification of our Series B Preferred stock as of June 30, 2009. As a result of this misstatement, management determined that the consolidated financial statements included in our Form 10-K for the year ended June 30, 2009 should be restated to correct this misstatement. This restatement is more fully discussed in Note 9 to our June 30, 2009 consolidated financial statements.

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

     (b)  FINANCIAL STATEMENT SCHEDULES.

     Our consolidated financial statements being filed as part of this Form 10-K/A are filed on Item 8 of this Form 10-K/A. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

As discussed in Note 9 to the consolidated financial statements, the Company restated its consolidated financial statements as of June 30, 2009, to correct a classification misstatement in the presentation of its redeemable preferred stock.



/s/ GHP HORWATH, P.C.

Denver, Colorado
September 23, 2009 (November 12, 2009
as to the effects of the restatement
discussed in Note 9)

               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                June 30,         June 30,
                                                  2009             2008
                                               ------------    ------------
                                   ASSETS

Current assets:
 Cash and cash equivalents                     $  1,695,713    $    478,899
 Prepaid rent and expenses                           12,217           9,130
 Other receivable - affiliate                         8,797            -
 Deposits and other receivables                      11,956          12,068
                                               ------------    ------------
     Total current assets                         1,728,683         500,097
                                               ------------    ------------
Restricted cash (Note 13)                            85,973         128,443
Property and equipment, net (Note 4)                477,229          59,504
                                               ------------    ------------
     Total assets                              $  2,291,885    $    688,044
                                               ============    ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable and accrued expenses         $    834,638    $    567,811
 Accrued payable - affiliate (Note 16)               41,647          41,647
 Loans payable - affiliates (Note 6)                162,500            -
 Deferred compensation (Note 8)                     175,000          25,000
                                               ------------    ------------
     Total current liabilities                    1,213,785         634,458

 Convertible promissory notes - affiliates
  (Note 5)                                             -            784,122
  Deferred compensation (Note 8)                    150,000
  Deferred rent (Note 13)                            73,232          71,865
                                               ------------    ------------
     Total liabilities                            1,437,017       1,490,445
                                               ------------    ------------
Minority interest (Note 3)                          111,790         117,692
                                               ------------    ------------
Series B Redeemable Convertible Preferred
 stock, $.01 par value, 50,000 shares
 authorized, 21,320 shares issued and
 outstanding; liquidation preference
 of $2,144,876 (restated, Note 9)                 1,867,716            -
                                               ------------    ------------
Stockholders' deficit (restated, Note 9):
 Series A Preferred stock, $0.01 par value,
  10,000 shares authorized, no shares issued
  and outstanding                                      -               -
 Common stock, no par value, 100,000,000
  shares authorized, 12,126,448 and 11,070,658
  shares issued, respectively, 11,422,139 and
  10,366,349 shares outstanding, respectively          -               -
 Additional paid-in capital                      74,529,507      73,422,195
 Accumulated deficit                            (75,654,145)    (74,342,288)
                                               ------------    ------------
     Total stockholders' deficit                 (1,124,638)        (920,093)
                                               ------------    ------------
     Total liabilities and stockholders'
       deficit                                 $  2,291,885    $    688,044
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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                       YEARS ENDED JUNE 30, 2009 AND 2008



                                                                                  Total
                                                                               stockholders'
                                                                                  deficit
                                Common Stock       Additional     Accumulated    (restated
                             Shares     Amount  paid-in capital    deficit        Note 9)
                            ----------  ------  ---------------  ------------  ------------
Balances, June 30, 2007     8,770,079   $ -      $67,900,379    $(72,563,726)  $(4,663,347)
 Exchange/conversion of
  debt to common stock -
  affiliates                  890,124     -        1,943,352            -        1,943,352
 Exchange/conversion of
  debt to common stock -
  non-affiliates              817,912     -        1,635,810            -        1,635,810
 Conversion of deferred
  compensation to common
  stock                       265,043     -          530,085            -          530,085
 Sale of common stock,
  net of offering costs
  of $20,000                  325,000     -          630,000            -          630,000
 Issuance of common stock
  for services                  2,500     -            5,000            -            5,000
 Issuance of warrants for
  services                       -        -           17,000            -           17,000
 Issuance of warrants            -        -           16,000            -           16,000
 Vesting of options for
  services                       -        -          744,569            -          744,569
 Net loss                        -        -             -         (1,778,562)   (1,778,562)
                            ----------  -----     -----------    ------------   -----------
Balances, June 30, 2008     11,070,658    -        73,422,195     (74,342,288)     (920,093)
                            ----------  -----     -----------    ------------   -----------

 Vesting and remeasurement
  of options for services         -       -           143,153            -          143,153
 Issuance of common stock
  for services                290,343     -           177,370            -          177,370
 Issuance of warrants for
  services                        -       -           180,582            -          180,582
 Sale of common stock         446,667     -           380,000            -          380,000
Dividends on Series B
  Preferred stock                -        -           (12,876)           -          (12,876)
Conversion of debt to
  equity                      318,780     -           239,083            -          239,083
 Net loss                        -        -              -         (1,311,857)   (1,311,857)
                            ----------  -----     -----------    ------------   -----------
Balances, June 30, 2009     12,126,448  $ -       $74,529,507    $(75,654,145)  $(1,124,638)
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

At June 30, 2009, the Company has a working capital surplus and stockholders' deficit of approximately $515,000 and $1,124,638, respectively.

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

In November 2009, the Company determined that the Series B Preferred stock was misclassified as an element of stockholders' equity in the Company's previously issued June 30, 2009, consolidated financial statements. This amount has been reclassified and properly presented outside of stockholders' equity at June 30, 2009. This reclassification had no impact on previously presented net loss, net loss applicable to common stockholders, net loss per basic and diluted common share or cash flows.

Because the Series B Preferred stock is redeemable in cash at a fixed price ($100 per share plus accrued unpaid dividends) on a fixed date (the third anniversary of issuance), the Company has classified the Series B Preferred stock outside of stockholders' equity pursuant to SEC Accounting Series Release No. 268 (ASR 268). In accordance with ASR 268, the redemption value as of June 30, 2009 should be recorded outside of stockholders' equity, as temporary equity in the accompanying consolidated balance sheet. Dividends on the Series B Preferred stock have been properly reflected as part of the carrying value of the Series B Preferred stock, with an offset to reduce additional paid-in capital, and were previously properly included in the determination of net loss applicable to common stockholders.

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

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BION ENVIRONMENTAL TECHNOLOGIES, INC.



Dated: November 12, 2009              By:/s/ Mark A. Smith
                                         Mark A. Smith, President (Chief
                                         Executive Officer) and Interim Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE


/s/ Mark A. Smith             President, General Counsel,  November 12, 2009
Mark A. Smith                 Interim Chief Financial
                              Officer and Director


/s/ Jon Northrop              Secretary and Director       November 12, 2009
Jon Northrop