Form 10-Q
period 2009-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2009-11-12
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 2009, there were 12,452,111 Common Shares issued and 11,747,802 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]




                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in stockholders' deficit ............    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-23

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   24

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   33

Item 4.   Controls and Procedures ....................................   34

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   34

Item 1A.  Risk Factors................................................   34

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   34

Item 3.   Defaults Upon Senior Securities ............................   34

Item 4.   Submission of Matters to a Vote of Security Holders ........   34

Item 5.   Other Information ..........................................   35

Item 6.   Exhibits ...................................................   35

          Signatures .................................................   36

               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              September 30,     June 30,
                                                  2009            2009
                                              ------------     -----------
                                               (unaudited)
                                  ASSETS
Current assets:
 Cash and cash equivalents                    $  1,381,945     $  1,695,713
 Prepaid rent and expenses                           8,223           12,217
 Other receivable - affiliate                        8,797            8,797
 Deposits and other receivables                     11,956           11,956
                                              ------------     ------------
     Total current assets                        1,410,921        1,728,683
                                              ------------     ------------
Restricted cash (Note 8)                            85,973           85,973
Property and equipment, net (Note 4)               599,641          477,229
                                              ------------     ------------
     Total assets                             $  2,096,535     $  2,291,885
                                              ============     ============

                             LIABILITIES AND EQUITY
Current liabilities:
 Accounts payable and accrued expenses        $    716,541     $    834,638
 Accrued payable - affiliate (Note 7)                 -              41,647
 Loans payable - affiliates (Note 5)                  -             162,500
 Deferred compensation (Note 6)                    325,000          175,000
                                              ------------     ------------
     Total current liabilities                   1,041,541        1,213,785
                                              ------------     ------------
 Deferred compensation (Note 6)                       -             150,000
 Deferred rent (Note 8)                             72,692           73,232
                                              ------------     ------------
     Total liabilities                           1,114,233        1,437,017
                                              ------------     ------------
 Series B Redeemable Convertible Preferred
  stock, $.01 par value, 50,000 shares
  authorized; 28,170 (September 30, 2009)
  and 21,320 (June 30, 2009) shares
  issued and outstanding; liquidation
  preference of $2,867,916                       2,514,582        1,867,716
                                              ------------     ------------
Deficit (Note 7):
 Bion's stockholders' deficit:
  Series A Preferred stock, $0.01 par value,
   10,000 shares authorized, no shares issued
   and outstanding                                    -                -
  Common stock, no par value, 100,000,000
   shares authorized; 12,418,086 (September 30,
   2009) and 12,126,448 (June 30, 2009) shares
   issued; 11,713,777 (September 30, 2009) and
   11,422,139 (June 30, 2009) shares
   outstanding                                        -                -
  Additional paid-in capital                    74,981,805       74,529,507
  Accumulated deficit                          (76,624,704)     (75,654,145)
                                              ------------     ------------
     Total Bion's stockholders' deficit         (1,642,899)      (1,124,638)
                                              ------------     ------------
  Noncontrolling interest (Note 3)                 110,619          111,790
                                              ------------     ------------
     Total deficit                              (1,532,280)      (1,012,848)
                                              ------------     ------------
     Total liabilities and deficit            $  2,096,535     $  2,291,885
                                              ============     ============

See notes to unaudited consolidated financial statements.

               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                    (UNAUDITED)

                                                  2009            2008
                                              ------------     -----------

Revenue                                       $       -        $      -
                                              ------------     -----------
Operating expenses:
 General and administrative (including
  stock-based compensation  (Note 7))              900,652         629,675
 Research and development (including
  stock-based compensation (Note 7))                72,517         276,340
                                              ------------     -----------
     Total operating expenses                      973,169         906,015
                                              ------------     -----------
Loss from operations                              (973,169)       (906,015)
                                              ------------     -----------
Other expense (income):
 Interest expense                                    1,515          11,948
 Interest income                                    (2,954)         (1,464)
                                              ------------     -----------
                                                    (1,439)         10,484
                                              ------------     -----------
Net loss                                          (971,730)       (916,499)

Net loss (income) attributable to the
 noncontrolling interest                             1,171         (13,894)
                                              ------------     -----------
Net loss attributable to Bion                     (970,559)       (930,393)
Dividends on preferred stock                       (63,792)           -
                                              ------------     -----------
Net loss applicable to Bion's common
 stockholders                                 $ (1,034,351)    $  (930,393)
                                              ============     ===========
Net loss applicable to Bion's common
 stockholders per basic and diluted
 common share                                 $      (0.09)    $     (0.09)
                                              ============     ===========
Weighted-average number of common shares
 outstanding, basic and diluted                 11,605,762      10,366,349
                                              ============     ===========

See notes to unaudited consolidated financial statements.

               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT
                        THREE MONTHS ENDED SEPTEMBER 30, 2009
                                   (UNAUDITED)



                                        Bion's Shareholders
                          --------------------------------------------------     Non-
                               Common Stock        Additional                  Controll-
                          -----------------------   paid-in     Accumulated      ing         Total
                          Shares         Amount     capital       deficit      interest     deficit
                          ----------  -----------  -----------  ------------   --------   -----------

Balances, July 1, 2009    12,126,448  $    -       $74,529,507  $(75,654,145)  $111,790   $(1,012,848)

 Vesting and remeasure-
  ment of options for
  services                      -          -           159,865          -          -          159,865
 Issuance of common
  stock for services         202,774       -           184,577          -          -          184,577
 Issuance of warrants
  for services                  -          -            80,000          -          -           80,000
 Sale of common stock          8,769       -            13,153          -          -           13,153
 Dividend on Series B
  preferred stock               -          -           (63,792)         -          -          (63,792)
 Conversion of debt to
  equity                      80,095       -            78,495          -          -           78,495
 Net loss                       -          -              -         (970,559)    (1,171)     (971,730)
                          ----------  --------     -----------  ------------   --------   -----------
Balances, September 30,
 2009                     12,418,086  $    -       $74,981,805  $(76,624,704)  $110,619   $(1,532,280)
                          ==========  ========     ===========  ============   ========   ===========



     See notes to unaudited consolidated financial statements.

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                  (UNAUDITED)

                                                  2009            2008
                                              ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                     $   (971,730)    $  (916,499)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                              3,963           4,287
   Accrued interest on convertible notes and debt     -             11,948
   Stock-based compensation                        412,901         243,117
   Decrease in prepaid rent and expenses             3,994           1,580
   Increase in deposits and other receivables         -                111
   Decrease in accounts payable and accrued
    expenses                                       (81,248)        (14,254)
   (Decrease) increase in deferred rent               (540)            626
   Increase in deferred compensation                  -            178,576
                                              ------------     -----------
     Net cash used in operating activities        (632,660)       (490,508)
                                              ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment               (114,835)           -
                                              ------------     -----------
 Net cash used in investing activities            (114,835)           -
                                              ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                 13,153            -
 Proceeds from sale of Series B preferred stock    595,950            -
 Repayment of loans payable - affiliates          (162,500)           -
 Payment of Series B preferred dividends           (12,876)
 Proceeds from notes payable - affiliates             -            100,000
                                              ------------     -----------
     Net cash provided by financing activities     433,727         100,000
                                              ------------     -----------
Net decrease in cash and cash equivalents         (313,768)       (390,508)
Cash and cash equivalents at beginning of year   1,695,713         478,899
                                              ------------     -----------
Cash and cash equivalents at end of year      $  1,381,945     $    88,391
                                              ============     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for interest and income taxes     $       -        $      -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock  $     78,495     $      -
 Issuance of common stock for property and
  equipment                                         11,541            -



See notes to unaudited consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2009

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

     We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Bion is presently involved in pre-development evaluations regarding opportunities for Integrated Projects in New York (beef), Nebraska (dairy) and elsewhere.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

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

     During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider.
The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan, the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. The Company expects to complete the steps required to finalize the pre-construction phase of the Pennvest loan during the next 90 days. The Company anticipates that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will also be received in the next 90 days. Bion is in the process of finalizing its design for the Phase 1 Kreider System and has commenced the permitting process. It is anticipated that construction will commence during the next 90 days and be completed during the 2010 fiscal year.

Going concern and management's plans:

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively, and a net loss of $971,730 for the three months ended September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (Continued):

include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

     The Company recently completed an offering of the Company's Series B Preferred shares, which as of June 30, 2009 resulted in the issuance of 21,320 shares at $100 per share, resulting in net proceeds to the Company of $1,854,840. Subsequent to June 30, 2009, the Company issued an additional 6,850 shares, resulting in net proceeds to the Company of $595,950.

     At September 30, 2009, the Company has a working capital surplus and stockholders' deficit of approximately $369,000 and $1,642,899, respectively.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inc., BionSoil, Inc., Bion Services, LLC and its majority owned subsidiary, Centerpoint Corporation ("Centerpoint") (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2009, and the results of operations and cash flows of the Company for the three months ended September 30, 2009 and 2008. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

     The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-K/A for the year ended June 30, 2009.

Loss per share:

     Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the three months ended September 30, 2009 and 2008, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

     The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

                                            September 30,    September 30,
                                                2009             2008
                                            -------------    -------------

     Warrants                                 5,290,616        3,556,667
     Options                                  2,170,833        1,975,333
     Convertible debt                           333,333          273,283
     Preferred stock                          1,440,255             -


     The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2009 and 2008.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued):

                                              Three months    Three months
                                                 ended           ended
                                              September 30,   September 30,
                                                 2009            2008
                                              -------------   -------------

Shares issued - beginning of period             12,126,448      11,070,658
Shares held by subsidiaries (Note 7)              (704,309)       (704,309)
                                                ----------      ----------
Shares outstanding - beginning of period        11,422,139      10,366,349
Weighted average shares issued during
  the period                                       183,623            -
Basic weighted average shares - end of          ----------      ----------
  period                                        11,605,762      10,366,349
                                                ==========      ==========

Recent accounting pronouncements

     In June 2009, the Financial Accounting Standards Board ("FASB") approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

     As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

     In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), "Consolidation" The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued):

accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on July 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net
(loss) income in its consolidated statement of operations. In addition, the provisions of ASC 810 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810, the Company has retrospectively applied the presentation to all prior year balances presented.

3.   NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

     In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. On April 30, 2008, Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with a litigation settlement, which increased Bion's ownership from 57.7% to 58.9%.

     During the three months ended September 30, 2009 and 2008, Centerpoint had losses (earnings) of approximately $2,850 and $(33,800), respectively. The noncontrolling interest as of September 30, 2009 was $110,619.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                        September 30, 2009     June 30, 2009
                                        ------------------     -------------

Research and development equipment           $ 305,266           $ 305,266
Project construction in progress               546,819             433,179
Leasehold improvement                           31,336              31,336
Furniture                                       28,932              28,932
Computers and office equipment                  38,714              31,680
                                             ---------           ---------
                                               951,067             830,393
Less accumulated depreciation                 (351,426)           (353,164)
                                             ---------           ---------
                                             $ 599,641           $ 477,229
                                             =========           =========

     Depreciation expense was $3,963 and $4,287 for the three months ended September 30, 2009 and 2008, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

5.   LOANS PAYABLE - AFFILIATES:

     During the year ended June 30, 2009, Dominic Bassani, Vice-President Special Project and Strategic Planning for the Projects Group, Mark A. Smith, the Company's President, and a major shareholder loaned the Company $120,000, $7,500 and $35,000, respectively, for working capital needs. The loans, totaling $162,500 as of June 30, 2009, were non-interest bearing and were repaid in July 2009.

6.   DEFERRED COMPENSATION:

     As of September 30, 2009 the Company owed Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, deferred compensation of $325,000. The Company entered into the Brightcap Agreement (see Note 9), whereby the deferred compensation of Brightcap owed as of December 31, 2008 totaling $175,000, was made convertible until December 31, 2009 (subsequently extended to January 14, 2010) into the Company's restricted common stock, at Brightcap's option, at a price of $0.75 per share, the fair value of the shares at the date of the agreement. As the conversion price of $0.75 per shares approximated the fair value of the shares of common stock at the time the conversion agreement was entered into, no beneficial conversion feature existed. The Company entered into another agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restricted common stock, at Brightcap's option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.

7.   STOCKHOLDERS' EQUITY:

     Series B Preferred stock:

     During March 2009, the Company authorized the issuance of 50,000 shares of Series B Preferred stock which have a par value of $0.01 per share and are issuable at a price of $100 per share. The Series B Preferred stock is convertible for three years from the date of issuance at the option of the holder into shares of the Company's common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $2.00 (the Conversion Rate). The Series B Preferred stock shall be automatically and mandatorily converted into shares of the Company's common stock at the Conversion Rate share upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series B Preferred stock on which the closing price of the Company's common stock have been equal or greater than 150% of the Conversion Rate (initially $3.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more. The Series B Preferred stock may be redeemable at the option of the Company after one year from the issuance on 10 days' written notice, at a price equal to $100 per

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

7.   STOCKHOLDERS' EQUITY (Continued):

share plus any accrued unpaid dividends. During the 10 day period, the holder may elect to convert the Series B Preferred stock to the Company's common stock at the Conversion Rate. On the third anniversary of issuance, the Company shall redeem the outstanding Series B Preferred stock at the price of $100 per share plus any accrued unpaid dividends. The Series B Preferred stock accrue dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

     Because the Series B Preferred stock is redeemable in cash at a fixed price ($100 per share plus accrued unpaid dividends) on a fixed date (the third anniversary of issuance), the Company has classified the Series B Preferred stock outside of stockholders' equity. Therefore, the Series B Preferred stock has been recorded at its current redemption value as temporary equity in the accompanying consolidated balance sheet. Dividends on the Series B Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

     During the three months ended September 30, 2009, the Company concluded the offering of Series B Preferred stock and issued 6,850 shares of Series B Preferred stock for cash proceeds of $685,000 (net proceeds of $595,950 after commissions).

     The Company declared dividends on July 29, 2009, for the Series B Preferred stockholders with a record date of June 30, 2009, totaling $12,876 which were paid on August 15, 2009. The Company declared dividends on October 28, 2009 for the Series B Preferred stockholders with a record date of September 30, 2009 totaling $63,792 which are expected to be paid on November 16, 2009.

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

     In January 2009, pursuant to the Smith Agreement (Note 9), the Company issued 200,000 shares of the Company's restricted common stock at $0.75 per share as prepayment of Mr. Smith's calendar year 2009 base compensation of $150,000. The shares are forfeitable if services are not performed and fully vest through December 2009. Through September 30, 2009, the Company has recorded $112,500 as compensation expense and $37,500 remains to be expensed through December 2009.
                                     14


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

7.   STOCKHOLDERS' EQUITY (Continued):

     From July 2009 through September 2009, the Company issued 72,734 shares of the Company's restricted common stock ranging from $1.01 to $2.00 per share for consulting services valued at $98,260 to various consultants.

     During September 2009, the Company issued 8,769 shares of the Company's restricted common stock at $1.50 per share for cash proceeds of $13,153.

     In September 2009, the Company issued 55,530 shares of the Company's restricted common stock in conversion and satisfaction of the Company's accrued payable of $41,647 to a company controlled by Mr. Salvatore Zizza, the former Chairman of the Projects Group. The shares were issued pursuant to an agreement whereby Mr. Zizza had the option to convert the payable into common shares of the company at $0.75 per share at any time prior to the obligation being paid by the Company.

     In September 2009, the Company issued 24,565 shares of the Company's restricted common stock in satisfaction of accounts payable of $36,848. The shares were valued at $1.50 per share which approximated the market value at the time of the issuance.

     In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share, the approximate market value on the date of grant, totaling $131,300. The stock bonuses are subject to vesting and during the three months ended September 30, 2009, $48,817 was recorded as compensation expense.

     Warrants:

     As of September 30, 2009, the Company had the following common stock warrants outstanding:

                                  Number       Exercise
                                 of Shares      Price      Expiration Date
                                 ---------     --------    -----------------
Class SVDB 1-6                     800,000      $ 3.00     December 31, 2018
Class DB-1                         600,000        1.00     December 31, 2018
Class DB-1A                      1,000,000        0.75     December 31, 2018
Class A 1-3                        600,000        2.50     December 31, 2018
Class SVMAS-1                       67,500        3.50     December 31, 2018
Class SVMAS-1A                      40,000        3.50     December 31, 2018
Class SVMAS 2-3                     72,500        2.50     December 31, 2018
Class SVB 1-4                      125,000        2.50     December 31, 2018
Class SVC 1-5                      125,000        4.25     December 31, 2018
Class SV-SEI 1-2                    32,292        1.50     December 31, 2012
Class C,D,E                        275,000        2.50     April 30, 2015
Class O                            100,000        3.00     December 31, 2018
Class DM                           150,000        3.00     December 31, 2011
Class MAS                           80,000        2.50     December 31, 2018
Class MAS-1 A-K                    300,000        0.75     December 31, 2018
Class GK                            20,000        2.00     March 31, 2011
Class TO-1                          15,000        0.75     December 31, 2018
Class BW                            10,000        2.20     June 15, 2012
Class Z 1-3                         53,324        1.25     December 31, 2018
Class NCC-1                         25,000        2.00     May 31, 2014
Class DB-2                         600,000        2.50     January 15, 2019
Class MAS 4-1                      200,000        2.50     January 15, 2019
                                ----------
                                 5,290,616
                                ==========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

7.   STOCKHOLDERS' EQUITY (Continued):

     In September 2009, warrants to purchase 600,000 and 200,000 shares of the Company's common stock at $2.50 per share were issued pursuant to various extension agreements with Mr. Bassani and Mr. Smith, respectively (Note 9). The warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019. The value placed upon the warrants to purchase common stock at $2.50 per share was determined to be $0.10 per warrant based on factors including the evaluation of the Company's value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, the concurrent sales of restricted common stock at $1.50 per share, and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation of $80,000 related to the warrant issuances.

     The weighted average exercise price for the outstanding warrants is $2.03, and the weighted average remaining contractual life as of September 30, 2009 is 8.8 years.

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

     In May and June of 2008, the Board of Directors, in an effort to retain key employees and consultants, approved the modifications of certain options
to certain employees and consultants.   The modifications included the
reduction of the exercise price of certain options below the fair market value on the date of grant, modifications to the vesting terms and extension of the expiry dates. As a result of the modifications, the Company recorded incremental compensation expense of $83,428, which was recognized at June 30, 2008 and approximately $282,000 of additional compensation will be recognized over a weighted average period of approximately 2 years.

     The Company recorded compensation expense related to employee stock options of $94,604 and $62,929 for the three months ended September 30, 2009 and 2008, respectively. The Company granted 175,000 and zero options during the three months ended September 30, 2009 and 2008, respectively. The fair value of the options granted during the three months ended September 30, 2009 and 2008 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

7.   STOCKHOLDERS' EQUITY (Continued):

                                Weighted                Weighted
                                 Average      Range      Average      Range
                                September   September   September   September
                                30, 2009    30, 2009    30, 2008    30, 2008
                                ---------------------   ---------------------
Volatility                         99%         99%          -           -
Dividend yield                      0%          0%          -           -
Risk-free interest rate           1.31%       1.31%         -           -
Expected term (years)              2.5         2.5          -           -

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

     A summary of option activity under the 2006 Plan for the three months ended September 30, 2009 is as follows:

                                                     Weighted-
                                          Weighted-  Average
                                          Average    Remaining    Aggregate
                                          Exercise   Contractual  Intrinsic
                               Options    Price      Life         Value
                               ---------------------------------------------
Outstanding at July 1, 2009    1,995,833   $ 3.01        4.3      $   -
  Granted                        175,000     1.25
  Exercised                         -         -
  Forfeited                         -         -
  Expired                           -        2.83
                               ---------------------------------------------
Outstanding at September 30,
  2009                         2,170,833   $ 2.87        4.1      $265,650
                               =============================================
Exercisable at September 30,
  2009                         1,897,500   $ 2.95        4.1      $172,650
                               =============================================

     The following table presents information relating to nonvested stock options as of September 30, 2009:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

7.   STOCKHOLDERS' EQUITY (Continued):

                                                     Weighted Average
                                                        Grant-Date
                                         Options        Fair Value
                                       ----------    ----------------

     Nonvested at July 1, 2009           203,749          $ 1.31
       Granted                           175,000            0.53
       Vested                           (105,416)          (1.03)
       Forfeited                            -                -
                                       ---------          ------
     Nonvested at September 30, 2009     273,333          $ 0.90
                                       =========          ======

     The total fair value of stock options that vested during the three months ended September 30, 2009 and 2008 was $108,609 and $68,864, respectively. As of September 30, 2009, the Company had $159,580 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of one year.

     The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of September 30, 2009, non-employee options represented 595,833 of the 2,170,833 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of September 30, 2009. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense being recorded for the three months ended September 30, 2009 and 2008.

     The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of September 30, 2009, 450,000 of these options included service conditions that were fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. Recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options was determined using the Black-Scholes option-pricing model using the following assumptions at September 30, 2009; a dividend yield of zero, risk-free interest rates of 3.31%, volatility of 158%, and an expected life of 8.7 years. Consulting cost in connection with options that are not fully vested as of September 30, 2009, is being recognized on a straight-line basis over the requisite service period for the entire award. Non-cash fair value charges of $65,261 and $180,188 were recorded as expense during the three months ended September 30, 2009 and 2008, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

7.   STOCKHOLDERS' EQUITY (Continued):

     Stock-based compensation charges in operating expenses in the Company's financial statements for the three months ended September 30, 2009 and 2008 are as follows:

                                              Three months    Three months
                                                 ended           ended
                                              September 30,   September 30,
                                                 2009            2008
                                              -------------   -------------
General and administrative:
  Fair value remeasurement of options with
   service conditions                          $  65,261       $ 114,728
  Fair value of stock bonuses expensed            37,275            -
  Fair value of stock options expensed         	  87,979          38,049
                                               ---------       ---------
     Total                                     $ 190,515       $ 152,777
                                               =========       =========


Research and development:
  Fair value remeasurement of options with
   service conditions                          $    -          $  65,460
  Fair value of stock options expensed             6,625          24,880
                                               ---------       ---------
     Total                                     $   6,625       $  90,340
                                               =========       =========

8.   OPERATING LEASE:

     The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of September 30, 2009, the Company has reflected $85,973 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Zizza. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments have resulted in a
deferred rent liability of $72,692 as of September 30, 2009.   Rent expense,
net of contractual and month to month sub-lease rental income was $7,067 and $15,354 for the three months ended September 30, 2009 and 2008, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

8.   OPERATING LEASE (Continued):

     At September 30, 2009, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                               Operating lease   Sublease   Net operating
Fiscal year:                      payments       rentals    lease payments
------------                   ---------------   ---------  --------------
Nine months ended September 30,
  2010                            $ 143,988      $  46,076     $  97,912
  2011                              198,602         63,553       135,049
  2012                              212,775         68,088       144,687
  2013                              225,756         72,242       153,514
  2014                               97,219         31,110        66,109
                                  ---------      ---------     ---------
     Total                        $ 878,340      $ 281,069     $ 597,271
                                  =========      =========     =========

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

9.   COMMITMENTS AND CONTINGENCIES:

     Employment and consulting agreements:

     On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31,

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

9.   COMMITMENTS AND CONTINGENCIES (Continued):

2008 into shares of the Company's common stock. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith will be paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 payable on January 1, 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019.

     Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000
annually for Mr. Bassani's services.   On January 11, 2009, the Company
entered in the Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company will no longer defer compensation earned by Brightcap, rather it will be paid in cash. Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement grants Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009. The Brightcap Agreement also extended the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allows for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. On September 30, 2009, the Company entered into an extension agreement with Brightcap whereby Mr. Bassani will provide services to the Company through September 30, 2012 at a rate of $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010.

     Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company's Services Group subsidiary.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

9.   COMMITMENTS AND CONTINGENCIES (Continued):

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

     In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of September 30, 2009, 422,500 shares remain outstanding due to the expiry of 125,000 and 62,500 shares to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

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

10.  SUBSEQUENT EVENTS:

     The Company has evaluated subsequent events through November 12, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements issued November 12, 2009.

     Issuance of Common Stock

     During October 2009, the Company has issued 34,025 common shares to consultants for services valued at approximately $66,000.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2009 (CONTINUED)

9.   SUBSEQUENT EVENTS (Continued):

     Issuance of Options

     During October 2009, the board of directors granted 20,000 options that vested on October 1, 2009 with an exercise price of $2.50 per option and expire on January 15, 2015.

     Declaration of Preferred dividends

     The Company declared dividends on October 28, 2009 for the Series B Preferred stockholders with a record date of September 30, 2009 totaling $63,792 which are expected to be paid on November 16, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K for the year ended June 30, 2009.

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

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next 90 days and that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter. The Company has commenced permitting for this project and anticipates construction of this project during the current fiscal year.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2010 fiscal year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2015) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2009 and 2008 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had a working capital surplus and stockholders' deficit of approximately $515,000 and $1,124,638, respectively. The financial statements for the three months ended September 30, 2009 and 2008 have also been prepared assuming the Company will continue as a going concern. The Company has incurred net losses attributable to Bion stockholders of approximately $1,034,000 and $930,000 during the three month periods ended September 30, 2009 and 2008, respectively. At September 30, 2009, the Company has a working capital surplus and stockholders' deficit of approximately $369,000 and $1,642,899, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based Compensation

     The Company follows the provisions of ASC 718 (formerly SFAS 123(R)), which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based upon their fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

     As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

     In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), "Consolidation" The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on July 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net
(loss) income in its consolidated statement of operations. In addition, the provisions of ASC 810 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810, the Company has retrospectively applied the presentation to all prior year balances presented.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

General and Administrative

     Total general and administrative expenses were $901,000 and $630,000 for the three months ended September 30, 2009 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $190,000 and $153,000 for the three months ended September 30, 2009 and 2008, respectively, were $711,000 and $477,000 for the three months ended September 30, 2009 and 2008, respectively. The primary reason for the increase in general and administrative expenses were legal expenses/(credits) for the three months ended September 30, 2009 and 2008 of $148,000 and ($29,000). Legal fees were higher during the first quarter of fiscal year 2010 due to the hiring of an additional law firm to pursue federal legislative initiatives related to development of our Integrated Projects and remediation business opportunities in addition to ongoing work related to our Kreider projects. First quarter fiscal year 2009 legal credits were due to insurance reimbursements of legal costs relating to the Centerpoint litigation. The Company also expensed $35,000 in investor relations related costs due to the increase in shareholders and investing activities.

     General and administrative stock-based compensation for the three months ended September 30, 2009 and 2008 consist of the following:

                                              Three months    Three months
                                                 ended           ended
                                              September 30,   September 30,
                                                 2009            2008
                                              -------------   -------------

General and administrative:
  Fair value remeasurement of options with
   service conditions                           $ 65,000        $115,000
  Fair value of stock options expensed            88,000          38,000
  Fair value of stock bonuses expensed            37,000            -
                                                --------        --------
     Total                                      $190,000        $153,000
                                                ========        ========

     Stock-based compensation charges increased from $153,000 to $190,000 for the three months ended September 30, 2008 and 2009, respectively. For the three months ended September 30, 2009 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $88,000, compared to $38,000 for the three months ended September 30, 2008. Compensation expense relating to stock options was higher during the quarter ended September 30, 2009 due to 175,000 options being granted during the period which were fully vested versus no options being issued during the same period in the prior fiscal year. The Company also recognized general and administrative expenses of $37,000 due to the issuance of stock bonuses during the quarter ended September 30, 2009 which have vesting periods over a year.

Research and Development

     Total research and development expenses were $73,000 and $276,000 for the three months ended September 30, 2009 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges of $7,000 and $90,000 for the three months ended September 30, 2009 and 2008 were $66,000 and $186,000, respectively. The primary reason for the decrease in research and development expenses during the three months ended September 30, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $24,000 and $102,000 for the three months ended September 30, 2009 and 2008, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative.

     Research and development stock-based compensation for the three months ended September 30, 2009 and 2008 consist of the following:

                                              Three months    Three months
                                                 ended           ended
                                              September 30,   September 30,
                                                 2009            2008
                                              -------------   -------------
Research and development:
  Fair value remeasurement of options with
   service conditions                            $ -            $65,000
  Fair value of stock options expensed            7,000          25,000
                                                 ------         -------
     Total                                       $7,000         $90,000
                                                 ======         =======

     Stock-based compensation expense decreased from $90,000 for the three months ended September 30, 2008 to $7,000 for the same period in fiscal year 2010. The Company recorded $65,000 related to the fair value measurement of options with services conditions during the three months ended September 30, 2008. There was no similar expense during the three months ended September 30, 2009 as the options became fully vested in fiscal year 2009. The Company recorded stock-based compensation expense of $7,000 and $25,000 for the three months ended September 30, 2009 and 2008, respectively for options vested to research and development employees. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative.

Loss from Operations

     As a result of the factors described above, the loss from operations was $973,000 and $906,000 for the three months ended September 30, 2009 and 2008, respectively.

Other Expense and (Income)

     Other expense and (income) was $(1,000) and $10,000 for the three months ended September 30, 2009 and 2008, respectively. Interest expense decreased to $1,000 for the three months ended September 30, 2009 from $12,000 for the three months ended September 30, 2008. Interest expense decreased as there was no interest bearing debt during the three months ended September 30, 2009. Interest income was $3,000 and $1,000 for the three months ended September 30, 2009 and 2008, respectively.

Net Loss (Income) Attributable to the Noncontrolling Interest

     The net loss (income) attributable to the noncontrolling interest was $1,000 and ($14,000) for the three months ended September 30, 2009 and 2008, respectively. The decrease was due to the fact during the quarter ended September 30, 2008, Centerpoint had recognized other income due to the settlement of litigation and legal expense reimbursements.

Net loss Attributable to Bion's Stockholders

     As a result of the factors described above, the net loss attributable to Bion's stockholders was $1,034,000 and $930,000 for the three months ended September 30, 2009 and 2008, respectively, representing a $0.01 decrease in the net loss per basic and diluted common share for the three months ended September 30, 2009 and 2008 of $0.08 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial statements for the three months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

     As of September 30, 2009, the Company had cash and cash equivalents of approximately $1,382,000. During the three months ended September 30, 2009, net cash used in operating activities was $633,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of one to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the three months ended September 30, 2009 the Company used $115,000 for the purchase of property and equipment and the design and permitting of the KF Project which has been capitalized as property and equipment.

Financing Activities

     During the three months ended September 30, 2009, $13,000 of cash was provided from the sale of the Company's restricted common stock and $596,000 was provided from the sale of the Company's Series B preferred stock. The Company used $163,000 for the repayment of loans payable to affiliates and $13,000 was paid for Series B preferred dividends.

     As of September 30, 2009 the Company has significant debt obligations consisting primarily of deferred compensation of $325,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. As of September 30, 2009, the Company has 49 months remaining on the lease.

Plan of Operations and Outlook

     As of September 30, 2009 the Company had cash and cash equivalents of approximately $1,382,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company anticipates it will finalize the documentation for this loan during the next 90 days and intends to permit and construct this project during the 2010 fiscal year.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2010 fiscal year. At present it is possible, but not certain, that the initial Integrated Project will be located in upstate New York (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2015) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $85,973 in connection with the lease as of September 30, 2009. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza has entered into a Master Sublease with the Company whereby Mr. Zizza will become a sublessee and will, for a one year initial period, make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants will be deposited into a Company bank account such that Mr. Zizza will have use of those funds towards the monthly lease payment. Mr. Zizza will have the option on or before November 15, 2009 to continue the Master Sublease for the entire period of the lease. If Mr. Zizza fulfills his obligations under the

Master Sublease during the one year initial period, he shall receive the funds from the next release from the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility that will treat cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (PENNVEST) approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next 90 days and that the initial drawdown/reimburse-ment from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter.

     3) The Company issued 200,000 shares of its restricted stock in January 2009 as prepayment for Mark Smith's calendar year 2009 salary of $150,000, which the Company will expense as it is earned. As of September 30, 2009, the Company has $37,500 of expense to recognize through December 31, 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K/A for the year ended June 30, 2009.

     (b)  Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in the legal proceedings described in our Form 10-K since filing.

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended September 30, 2009 the Company sold 8,769 shares of restricted common stock for $13,000 (not including 202,774 shares issued valued at $229,560, in aggregate, to certain consultants and/or employees for services and/or in conversion of outstanding obligations). The proceeds were used for working capital purposes. Additional shares of restricted common stock were issued in connection with compensation and other matters. These shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

      10.1 Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective September 30, 2009 - Incorporated by reference to Exhibit 10.1 Registrant's Form 8-K dated September 30, 2009

      10.2 Agreement between Mark A. Smith and Bion effective September 30, 2009 - Incorporated by reference to Exhibit 10.2 Registrant's Form 8-K dated September 30, 2009

      31.1 Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

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