Form 10-Q
period 2009-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2010-02-09
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On February 9, 2010, there were 12,720,285 Common Shares issued and 12,015,976 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]



                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in equity (deficit) .................    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-26

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   27

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   40

Item 4.   Controls and Procedures ....................................   40

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   41

Item 1A.  Risk Factors................................................   41

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   41

Item 3.   Defaults Upon Senior Securities ............................   41

Item 4.   Submission of Matters to a Vote of Security Holders ........   41

Item 5.   Other Information ..........................................   41

Item 6.   Exhibits ...................................................   41

          Signatures .................................................   42





            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                December 31,      June 30,
                                                    2009            2009
                                                ------------    ------------
                                                (unaudited)
                ASSETS

Current assets:
 Cash and cash equivalents                      $  1,197,670    $  1,695,713
 Prepaid rent and expenses                             7,678          12,217
 Other receivable - affiliate                          8,797           8,797
 Deposits and other receivables                       11,956          11,956
                                                ------------    ------------
     Total current assets                          1,226,101       1,728,683
                                                ------------    ------------
Restricted cash (Note 8)                              57,315          85,973
Property and equipment, net (Note 4)                 732,105         477,229
                                                ------------    ------------
     Total assets                               $  2,015,521    $  2,291,885
                                                ============    ============

          LIABILITIES AND EQUITY

Current liabilities:
 Accounts payable and accrued expenses          $    677,577    $    834,638
 Accrued payable - affiliate (Note 7)                   -             41,647
 Loans payable - affiliates (Note 5)                    -            162,500
 Deferred compensation (Note 6)                      325,000         175,000
                                                ------------    ------------
     Total current liabilities                     1,002,577       1,213,785
                                                ------------    ------------
Deferred compensation (Note 6)                          -            150,000
Deferred rent (Note 8)                                72,299          73,232
                                                ------------    ------------
     Total liabilities                             1,074,876       1,437,017
                                                ------------    ------------
Series B Redeemable Convertible Preferred
 stock, $0.01 par value, 50,000 shares
 authorized; 28,170 (December 31, 2009) and
 21,320 (June 30, 2009) shares issued and
 outstanding; liquidation preference of
 $2,887,425                                        2,521,215       1,867,716
                                                ------------    ------------
Deficit (Note 7):
  Bion's stockholders' deficit:
   Series A Preferred stock, $0.01 par value,
    10,000 shares authorized, no shares issued
    and outstanding                                     -               -
   Series C Convertible Preferred stock,
    $0.01 par value, 60,000 shares authorized;
    4,650 (December 31, 2009) and nil
    (June 30, 2009) shares issued and outstanding;
    liquidation preference of $465,800               405,350            -
  Common stock, no par value, 100,000,000 shares
   authorized, 12,455,178 (December 31, 2009) and
   12,126,448 (June 30, 2009) shares issued;
   11,750,869 (December 31, 2009) and 11,422,139
   (June 30, 2009) shares outstanding                   -               -
  Additional paid-in capital                      75,169,764      74,529,507
  Accumulated deficit                            (77,265,411)    (75,654,145)
                                                ------------    ------------
     Total Bion's stockholders' deficit           (1,690,297)     (1,124,638)
                                                ------------    ------------
  Noncontrolling interest (Note 3)                   109,727         111,790
                                                ------------    ------------
     Total equity                                 (1,580,570)     (1,012,848)
                                                ------------    ------------
     Total liabilities and equity               $  2,015,521    $  2,291,885
                                                ============    ============

                See notes to consolidated financial statements.

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                  (UNAUDITED)

                                               Three months                   Six months
                                             ended December 31,            ended December 31,
                                        --------------------------    --------------------------
                                            2009           2008           2009           2008
                                        -----------    -----------    -----------    -----------
Revenue                                 $      -       $      -       $      -       $      -
                                        -----------    -----------    -----------    -----------
Operating expenses:
 General and administrative (including
  stock-based compensation (Note 7))        609,685        158,567      1,510,337        788,242
 Research and development (including
  stock-based compensation (Note 7))         35,319         70,630        107,836        346,970
                                        -----------    -----------    -----------    -----------
     Total operating expenses               645,004        229,197      1,618,173      1,135,212
                                        -----------    -----------    -----------    -----------
Loss from operations                       (645,004)      (229,197)    (1,618,173)    (1,135,212)
                                        -----------    -----------    -----------    -----------
Other expense (income):
 Interest expense                              -            15,609          1,515         27,557
 Interest income                             (3,405)          (617)        (6,359)        (2,081)
 Forfeiture of deferred compensation           -          (959,184)          -          (959,184)
 Other, net                                    -           (75,000)          -           (75,000)
                                        -----------    -----------    -----------    -----------
                                             (3,405)    (1,019,192)        (4,844)    (1,008,708)
                                        -----------    -----------    -----------    -----------
Net (loss) income                          (641,599)       789,995     (1,613,329)      (126,504)
Net loss (income) attributable to the
 noncontrolling interest                        892          4,198          2,063         (9,696)
                                        -----------    -----------    -----------    -----------
Net (loss) income attributable to Bion     (640,707)       794,193     (1,611,266)      (136,200)
Dividends on preferred stock                (71,225)          -          (135,017)          -
                                        -----------    -----------    -----------    -----------
Net (loss) income applicable to Bion's
 common stockholders                    $  (711,932)   $   794,193    $(1,746,283)   $  (136,200)
                                        ===========    ===========    ===========    ===========
Net (loss) income applicable to Bion's
 common stockholders per basic common
 share                                  $     (0.06)   $      0.08    $     (0.15)   $     (0.01)
                                        ===========    ===========    ===========    ===========
Net (loss) income applicable to Bion's
 common stockholders per diluted common
 share                                  $     (0.06)   $      0.08    $     (0.15)   $     (0.01)
                                        ===========    ===========    ===========    ===========
Weighted-average number of common
 shares outstanding,
  Basic                                  11,744,697     10,418,914     11,675,229     10,392,632
                                        ===========    ===========    ===========    ===========
  Diluted                                11,744,697     10,432,149     11,675,229     10,392,632
                                        ===========    ===========    ===========    ===========






                See notes to consolidated financial statements.

                                    BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                                               SIX MONTHS ENDED DECEMBER 31, 2009
                                                        (UNAUDITED)

                                               Bion's Shareholders
                        ---------------------------------------------------------------
                           Series C                                                          Non-
                        Preferred Stock     Common Stock       Additional                  controll-    Total
                        ----------------  ------------------    paid-in     Accumulated      ing        equity/
                        Shares   Amount     Shares    Amount    capital        deficit     interest    (deficit)
                        ------  --------  ----------  ------  -----------   ------------   --------   -----------
Balances, July 1, 2009   -      $   -     12,126,448  $  -    $74,529,507   $(75,654,145)  $111,790   $(1,012,848)

 Vesting and remeasure-
  ment of options for
  services               -          -           -        -        259,908           -          -          259,908
 Issuance of common
  stock for services
  and project con-
  struction services     -          -        237,846     -        342,203           -          -          342,203
 Issuance of warrants
  for services           -          -           -        -         80,000           -          -           80,000
 Sale of common stock    -          -          8,769     -         13,153           -          -           13,153
 Sale of Series C
  preferred stock, net  4,650    404,550        -        -           -              -          -          404,550
 Dividend on Series B
  preferred stock        -          -           -        -       (134,217)          -          -         (134,217)
 Dividend on Series C
  preferred stock        -           800        -        -           (800)          -          -             -
 Conversion of debt to
  equity                 -          -         82,115     -          80,010          -          -           80,010
 Net loss                -          -           -        -            -       (1,611,266)    (2,063)   (1,613,329)
                        ------  --------  ----------  ------  -----------   ------------   --------   -----------
Balances, December 31,
 2009                   4,650   $405,350  12,455,178  $  -    $75,169,764   $(77,265,411)  $109,727   $(1,580,570)
                        =====   ========  ==========  ======  ===========   ============   ========   ===========



                                  See notes to consolidated financial statements.



























             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                  (UNAUDITED)

                                                      2009           2008
                                                  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(1,613,329)  $   (126,504)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                                 8,198          8,364
   Accrued interest on convertible notes and debt       1,515         27,557
   Stock-based compensation                           656,348        (50,618)
   Forfeiture of deferred compensation                   -          (959,184)
   Decrease in prepaid rent and expenses                4,539          2,995
   Decrease in deposits and other receivables            -               111
   Decrease in accounts payable and accrued expenses (120,214)       (24,073)
   (Decrease) increase in deferred rent                  (933)           873
   Increase in deferred compensation                     -           366,076
                                                  -----------   ------------
     Net cash used in operating activities         (1,063,876)      (754,403)

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in restricted cash                           28,658         42,470
 Purchase of property and equipment                  (237,310)          -
                                                  -----------   ------------
     Net cash (used in) provided by investing
      activities                                     (208,652)        42,470
                                                  -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                    13,153        105,000
 Proceeds from sale of Series B preferred stock       595,950           -
 Proceeds from sale of Series C preferred stock       404,550           -
 Repayment of loans payable - affiliates             (162,500)          -
 Payment of Series B preferred dividends              (76,668)          -
 Proceeds from notes payable - affiliates                -           165,000
                                                  -----------   ------------
     Net cash provided by financing activities        774,485        270,000

Net decrease in cash and cash equivalents            (498,043)      (441,933)
Cash and cash equivalents at beginning of year      1,695,713        478,899
                                                  -----------   ------------
Cash and cash equivalents at end of period        $ 1,197,670   $     36,966
                                                  ===========   ============

Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes          $      -      $       -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock      $    80,010   $       -
 Issuance of common stock in exchange for
  project construction services                        25,764           -

               See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

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

Bion is now actively pursuing business opportunities in two broad areas: 1) retrofit and environmental remediation of existing CAFOs to reduce nutrient (nitrogen and phosphorus) releases and gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.) in order to clean the air and water in the surrounding areas (as described below) and 2) development of "closed loop" Integrated Projects (defined below).

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Bion is presently involved in the very early development stage regarding a beef-based Integrated Project in New York and is involved in pre-development evaluations regarding opportunities for Integrated Projects in Nebraska (dairy) and elsewhere.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC") a Bion system to treat the waste of the milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility ("REF") that will treat the cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Phase 1 system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a noncontrolling interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated by the Kreider systems.

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider.
The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan, the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. The Company expects to complete the steps required to finalize the pre-construction phase of the Pennvest loan during the next 90 days. The Company anticipates that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will also be received in the next 90 days. Bion is in the process of finalizing its design for the Phase 1 Kreider System and has commenced the permitting process. It is anticipated that construction will commence during the next 90 days and be completed during the 2010 calendar year.


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively, and a net loss of approximately $1,613,000 for the six months ended December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

During the quarter ended December 31, 2009, the Company sold 4,650 shares of the Company's Series C Preferred shares at $100 per share, which resulted net proceeds to the Company of $404,550 after commissions.

During prior periods the Company completed an offering of the Company's Series B Preferred shares, which as of June 30, 2009 resulted in the issuance of 21,320 shares at $100 per share resulting in net proceeds to the Company of $1,854,840. Subsequent to June 30, 2009, the Company issued an additional 6,850 shares resulting in net proceeds to the Company of $595,950.

At December 31, 2009, the Company has a working capital surplus and stockholders' deficit of approximately $224,000 and $1,690,000, respectively.

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



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS (CONTINUED):

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2009 and the results of operations and cash flows of the Company for the three and six months ended December 31, 2009 and 2008. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-K/A for the year ended June 30, 2009.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the three and six months ended December 31, 2009, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

                                     December 31, 2009   December 31, 2008
                                     -----------------   -----------------
Warrants                                 5,290,616            3,106,667
Options                                  2,190,833            2,048,333
Convertible debt                           333,334              442,197
Convertible preferred stock              1,676,613                 -

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended December 31, 2008 (a reconciliation of the numerators and denominators of the basic and diluted earnings per share for the six months ended December 31, 2008 are not included as they are anti-dilutive):

                                                     Weighted
                                                     Average
Three months ended December 31, 2008     Income      Shares       EPS
------------------------------------    --------    ----------   -----
Net income - basic                      $794,193    10,418,914   $0.08
Effect of dilutive securities:
 Stock options and warrants                 -           13,235     -
                                        --------    ----------   -----
Net income - diluted                    $794,193    10,432,149   $0.08
                                        ========    ==========   =====

The following potential shares of common stock and their effect on net income were excluded from the diluted EPS calculations because their effect would have been anti-dilutive:

a) The 8% convertible promissory note-affiliate convertible into 67,731 common shares.

b) The convertible accrued payable-affiliate of $41,647 convertible into 55,529 common shares.

The following is a reconciliation of the denominators of the basic loss per share computations for the three and six months ended December 31, 2009 and 2008:






             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                                Three          Three           Six            Six
                             months ended   months ended   months ended   months ended
                             December 31,   December 31,   December 31,   December 31,
                                 2009           2008           2009           2008
                             ------------   ------------   ------------   ------------
Shares issued - beginning
 of period                    12,418,086     11,070,658     12,126,448     11,070,658
Shares held by subsidiaries
 (Note 7)                       (704,309)      (704,309)      (704,309)      (704,309)
                              ----------     ----------     ----------     ----------
Shares outstanding -
 beginning of period          11,713,777     10,366,350     11,422,139     10,366,349
Weighted average shares
 issued during the period         30,920         52,565        253,090         26,283
                              ----------     ----------     ----------     ----------
Basic weighted average
 shares - end of period       11,744,697     10,418,915     11,675,229     10,392,632
                              ==========     ==========     ==========     ==========

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements, as all future references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company provides reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), "Consolidation". The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest accounting in results of operations, with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on July 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net
(loss) income in its consolidated statement of operations. In addition, the provisions of ASC 810 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810, the Company has retrospectively applied the presentation to all prior year balances presented.

3.   NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

In January 2002, Bion purchased a 57.7% majority interest in Centerpoint from a third party. On April 30, 2008, Centerpoint received and cancelled 126,000 shares of its previously outstanding common stock in connection with a litigation settlement, which increased Bion's ownership from 57.7% to 58.9%.

During the three and six months ended December 31, 2009 and 2008, Centerpoint had losses (earnings) of approximately $2,200 and $5,000, and $10,200 and $(126,100), respectively. The noncontrolling interest as of December 31, 2009 was $109,727.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                       December 31, 2009     June 30, 2009
                                       -----------------     -------------
Research and development equipment        $   305,266          $ 305,266
Project construction in progress              683,518            433,179
Leasehold improvement                          31,336             31,336
Furniture                                      28,932             28,932
Computers and office equipment                 38,714             31,680
                                          -----------          ---------
                                            1,087,766            830,393
Less accumulated depreciation                (355,661)          (353,164)
                                          -----------          ---------
                                          $   732,105          $ 477,229
                                          ===========          =========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

4.   PROPERTY AND EQUIPMENT (CONTINUED):

Depreciation expense was $4,235 and $4,077 for the three months ended December 31, 2009 and 2008, respectively, and $8,198 and $8,364 for the six months ended December 31, 2009 and 2008, respectively.

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

6.   DEFERRED COMPENSATION:

As of December 31, 2009 the Company owed Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, deferred compensation of $325,000. The Company entered into the Brightcap Agreement (see Note 9), whereby the deferred compensation of Brightcap owed as of December 31, 2008 totaling $175,000, was made convertible until December 31, 2009 (subsequently extended to January 14, 2010) into the Company's restricted common stock, at Brightcap's option, at a price of $0.75 per share, the fair value of the shares at the date of the agreement. As the conversion price of $0.75 per shares approximated the fair value of the shares of common stock at the time the conversion agreement was entered into, no beneficial conversion feature existed. Effective January 14, 2010 this obligation was converted into 233,334 shares of the Company's restricted common stock pursuant to its terms. The Company entered into another agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restricted common stock, at Brightcap's option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.

7.   STOCKHOLDERS' EQUITY:

Series B Preferred stock:

In March 2009, the Company authorized the issuance of 50,000 shares of Series B Preferred stock; which have a par value of $0.01 per share and are issuable at a price of $100 per share. The Series B Preferred stock is convertible for three years from the date of issuance at the option of the holder into




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOOCKHOLDERS' EQUITY (CONTINUED):

shares of the Company's common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $2.00 (the Conversion Rate). The Series B Preferred stock shall be automatically and mandatorily converted into shares of the Company's common stock at the Conversion Rate upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series B Preferred stock on which the closing price of the Company's common stock has been equal or greater than 150% of the Conversion Rate (initially $3.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more. The Series B Preferred stock may be redeemable at the option of the Company after one year from the issuance on 10 days' written notice, at a price equal to $100 per share plus any accrued unpaid dividends. During the 10 day period, the holder may elect to convert the Series B Preferred stock to the Company's common stock at the Conversion Rate. On the third anniversary of issuance, the Company shall redeem the outstanding Series B Preferred stock at the price of $100 per share plus any accrued unpaid dividends. The Series B Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Because the Series B Preferred stock is redeemable in cash at a fixed price ($100 per share plus accrued unpaid dividends) on a fixed date (the third anniversary of issuance), the Company has classified the Series B Preferred stock outside of stockholders' equity. Therefore, the Series B Preferred stock has been recorded at its current redemption value as "temporary equity" in the accompanying consolidated balance sheet. Dividends on the Series B Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

During the six months ended December 31, 2009, the Company concluded the offering of Series B Preferred stock and issued 6,850 shares of Series B Preferred stock for cash proceeds of $685,000 (net proceeds of $595,950 after commissions).

The Company declared dividends on July 29, 2009, for the Series B Preferred stockholders with a record date of June 30, 2009, totaling $12,876, which were paid on August 15, 2009. The Company declared dividends on October 28, 2009 for the Series B Preferred stockholders with a record date of September 30, 2009 totaling $63,792, which were paid on November 16, 2009. The Company declared dividends on February 1, 2010 for the Series B Preferred stockholders with a record date of December 31, 2009, totaling $70,425, which are expected to be paid on February 16, 2010.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOCKHOLDERS' EQUITY (CONTINUED):

Series C Preferred stock:

During December 2009, the Company authorized the issuance of 60,000 shares of Series C Preferred stock, which have a par value of $0.01 per share and are issuable at a price of $100 per share. The Series C Preferred stock is convertible at the option of the holder at any time from the date of issuance, into shares of the Company's common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $4.00 (the Conversion Rate), provided the shares have not been redeemed into common shares by the Company at is sole election. A portion (up to 100% as calculated below) of each shares of Series C Preferred stock shall be automatically and mandatorily converted into shares of the Company's common stock at the Conversion Rate upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series C Preferred stock on which the closing price of the Company's common stock has been equal or greater than 150% of the Conversion Rate (initially $6.00) for twenty consecutive trading days with a reported average
daily trading volume of 10,000 shares or more.   On each occasion for
mandatory conversion as set forth above, a sufficient portion of the outstanding shares of Series C Preferred stock shall be prorata converted so that the holders of the Series C Preferred stock receive an aggregate number of shares of the Company's restricted common stock equal to 7.5 times the average reported daily volume of trading in the Company's publicly traded common stock for the applicable twenty day period and each outstanding share shall thereafter be proportionately reduced in its rights to represent the effect of the partial conversions. The Series C Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Dividends on the Series C Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

During the six months ended December 31, 2009, the Company issued 4,650 shares of Series C Preferred stock for cash proceeds of $465,000 (net proceeds of $404,550 after commissions).

The Company declared dividends on February 1, 2010 for the Series C Preferred stockholders with a record date of December 31, 2009 totaling $800; which are expected to be paid on February 16, 2010.






             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOCKHOLDERS' EQUITY (CONTINUED):

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

In January 2009, pursuant to the Smith Agreement (Note 9), the Company issued 200,000 shares of the Company's restricted common stock at $0.75 per share as prepayment of Mr. Smith's calendar year 2009 base compensation of $150,000. As of December 31, 2009, the shares are fully vested and the Company has recorded $150,000 as compensation expense.

From July 2009 through December 2009, the Company issued 107,846 shares of the Company's restricted common stock at prices ranging from $1.01 to $2.25 per share for consulting services valued at $169,570 to various consultants.

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

In October 2009, the Company issued 2,020 shares of the Company's restricted common stock in satisfaction of accrued interest on convertible loans payable from affiliates totaling $1,515. The shares were valued at $0.75 per share which approximated the market value at the date of loan payable agreements.



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOCKHOLDERS' EQUITY (CONTINUED):

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share, the approximate market value on the date of grant, totaling $131,300. The stock bonuses are subject to vesting and during the six months ended December 31, 2009, $71,869 was recorded as compensation expense and $25,764 was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.

Warrants:

As of December 31, 2009, the Company had the following common stock warrants outstanding:

                              Number of     Exercise
                               Shares        Price      Expiration Date
                              ---------     --------    ----------------

Class SVDB 1-6                  800,000      $ 3.00     December 31, 2018
Class DB-1                      600,000        1.00     December 31, 2018
Class DB-1A                   1,000,000        0.75     December 31, 2018
Class A 1-3                     600,000        2.50     December 31, 2018
Class SVMAS-1                    67,500        3.50     December 31, 2018
Class SVMAS-1A                   40,000        3.50     December 31, 2018
Class SVMAS 2-3                  72,500        2.50     December 31, 2018
Class SVB 1-4                   125,000        2.50     December 31, 2018
Class SVC 1-5                   125,000        4.25     December 31, 2018
Class SV-SEI 1-2                 32,292        1.50     December 31, 2012
Class C,D,E                     275,000        2.50     April 30, 2015
Class O                         100,000        3.00     December 31, 2018
Class DM                        150,000        3.00     December 31, 2011
Class MAS                        80,000        2.50     December 31, 2018
Class MAS-1 A-K                 300,000        0.75     December 31, 2018
Class GK                         20,000        2.00     March 31, 2011
Class TO-1                       15,000        0.75     December 31, 2018
Class BW                         10,000        2.20     June 15, 2012
Class Z 1-3                      53,324        1.25     December 31, 2018
Class NCC-1                      25,000        2.00     May 31, 2014
Class DB-2                      600,000        2.50     January 15, 2019
Class MAS 4-1                   200,000        2.50     January 15, 2019
                              ---------
                              5,290,616
                              =========


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

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

The weighted average exercise price for the outstanding warrants is $2.03, and the weighted average remaining contractual life as of December 31, 2009 is 8.5 years.

Stock options:

The Company's 2006 Consolidated Incentive Plan (the "2006 Plan"), as amended, provides for the issuance of options to purchase up to 6,000,000 shares of the Company's common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In May and June of 2008, the Board of Directors, in an effort to retain key employees and consultants, approved the modifications of certain options to
certain employees and consultants.   The modifications included the reduction
of the exercise price of certain options below the fair market value on the date of grant, modifications to the vesting terms and extension of the expiry dates. As a result of the modifications, the Company recorded incremental compensation expense of $83,428, which was recognized at June 30, 2008 and approximately $282,000 of additional compensation is being recognized over a weighted average period of approximately 2 years.

The Company recorded compensation expense related to employee stock options of $73,473 and $84,068 for the three months ended December 31, 2009 and 2008, respectively and $168,077 and $146,997 for the six months ended December 2009 and 2008, respectively. The Company granted 195,000 and 75,000 options during the six months ended December 31, 2009 and 2008, respectively. The fair value of the options granted during the six months ended December 31, 2009 and 2008 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOCKHOLDERS' EQUITY (CONTINUED):

                              Weighted                      Weighted
                              Average        Range          Average        Range
                            December 31,   December 31,   December 31,   December 31,
                               2009           2009           2008           2008
                            ------------   ------------   ------------   ------------
Volatility                      100%         99%-104%          99%          73%-151%
Dividend yield                   -              -               -              -
Risk-free interest rate        1.29%        1.12%-1.31%       1.97%       1.63%-2.64%
Expected term (years)           2.5            2.5              4             3-6


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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2009 is as follows:

                                                          Weighted
                                                Weighted  Average
                                                Average   Remaining     Aggregate
                                                Exercise  Contractual   Intrinsic
                                    Options     Price     Life          Value
                                    ---------------------------------------------
Outstanding at July 1, 2009         1,995,833   $ 3.01        4.3       $    -
 Granted                              195,000     1.38
 Exercised                               -         -
 Forfeited                               -         -
 Expired                                 -         -
                                    ---------------------------------------------
Outstanding at December 31, 2009    2,190,833   $ 2.87        3.8       $ 252,450
                                    =============================================
Exercisable at December 31, 2009    2,002,083   $ 2.94        3.9       $ 163,450
                                    =============================================



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOCKHOLDERS' EQUITY (CONTINUED):

The following table presents information relating to nonvested stock options as of December 31, 2009:
                                                       Weighted Average
                                                         Grant-Date
                                            Options      Fair Value
                                           ----------------------------
     Nonvested at July 1, 2009               203,749       $ 1.31
      Granted                                195,000         0.60
      Vested                                (209,999)       (1.26)
      Forfeited                                 -             -
                                           ----------------------------
     Nonvested at December 31, 2009          188,750       $ 0.61
                                           ============================

The total fair value of stock options that vested during the six months ended December 31, 2009 and 2008 was $264,438 and $233,377, respectively. As of December 31, 2009, the Company had $98,608 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of one year.

The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of December 31, 2009, non-employee options represented 595,833 of the 2,190,833 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of December 31, 2009. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense being recorded for the six months ended December 31, 2009 and 2008.

The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of December 31, 2009, all of the 503,333 options that included service conditions are fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. Recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the
measurement date.   The fair value of these options was determined using the
Black-Scholes option-pricing model using the following assumptions at November 30, 2009; a dividend yield of zero, risk-free interest rates of
3.21%, volatility of 158%, and an expected life of 8.5 years.    Non-cash
fair value charges/(credits) of $26,571 and $(389,803) were recorded as expense during the three months ended December 31, 2009 and 2008, respectively and $91,831 and $(209,615) for the six months ended December 31, 2009 and 2008, respectively.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

7.   STOCKHOLDERS' EQUITY (CONTINUED):

Stock-based compensation charges in operating expenses in the Company's financial statements for the three and six months ended December 31, 2009 and 2008 are as follows:

                                    Three months   Three months   Six months     Six months
                                       ended          ended          ended          ended
                                    December 31,   December 31,   December 31,   December 31,
                                       2009           2008           2009           2008
                                    ------------   ------------   ------------   ------------
General and administrative:
 Fair value remeasurement of
  options with service conditions    $ 26,571       $(389,803)      $ 91,831      $(275,075)
 Fair value of stock bonuses
  expensed                             29,418            -            61,658           -
 Fair value of stock options
  expensed                             73,473          76,318        161,452        114,367
                                     --------       ---------       --------      ---------
     Total                           $129,462       $(313,485)      $314,941      $(160,708)
                                     ========       =========       ========      =========

Research and development:
 Fair value remeasurement of
  options with service conditions    $   -          $    -          $   -         $  65,460
 Fair value of stock bonuses
  expensed                              5,176            -            10,211           -
 Fair value of stock options
  expensed                               -              7,750          6,625         32,630
                                     --------       ---------       --------      ---------
     Total                           $  5,176       $   7,750       $ 16,836      $  98,090
                                     ========       =========       ========      =========

8.   OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of December 31, 2009, the Company has reflected $57,315 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250.



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

8.   OPERATING LEASE (CONTINUED):

The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $72,299 as of December
31, 2009.   Rent expense, net of contractual and month to month sub-lease rental income was $8,753 and $12,504 for the three months ended December 31, 2009 and 2008, respectively and $12,971 and $25,008 for the six months ended December 31, 2009 and 2008, respectively.

At December 31, 2009, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                                 Operating lease   Sublease   Net operating
Fiscal Year:                        payments       rentals    lease payments
------------                     ---------------   --------   --------------
Six months ending June 30, 2010     $ 95,992       $ 30,717     $ 65,275
2011                                 198,602         63,553      135,049
2012                                 212,775         68,088      144,687
2013                                 225,756         72,242      153,514
2014                                  97,219         31,110       66,109
                                    --------       --------     --------
Total                               $830,344       $265,710     $564,634
                                    ========       ========     ========

Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire term of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one-year initial period and in January 2010, he received the funds from the release of the restricted cash securing the Company's letter of credit of $28,658.
Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of restricted funds securing the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.











             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

9.   COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith will be paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000
annually for Mr. Bassani's services.   On January 11, 2009, the Company
entered in the Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company would no longer defer compensation earned by Brightcap, rather it will be paid in cash. Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement granted Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009 which right was extended to January 14, 2010, on which date the conversion took place (Note 10). The Brightcap Agreement also extended the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

shares at $0.75 per share. The promissory note was converted on June 30, 2009. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company's Services Group subsidiary.

The Company approved an employment agreement contract extension effective June 30, 2009, with Craig Scott whereby Mr. Scott will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2010, at an annual salary of $144,000. The Company will have the right terminate the agreement with 30 days notice commencing December 2009, with no further liability.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of December 31, 2009, 422,500 shares remain outstanding due to the expiry of 125,000 and 62,500 shares to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

Claims contingency:

In May 2002, Arab Commerce Bank Ltd. ("ACB"), an unaffiliated party, filed a complaint against the Company in the Supreme Court of the State of New York regarding $100,000 of the Company's convertible bridge notes ("Bridge Notes") that were issued to ACB in March 2000. The complaint includes a breach of



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED DECEMBER 31, 2009

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

10.  SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through February 8, 2010 for consideration as a subsequent event to be included in its December 31, 2009 financial statements issued February 9, 2010.

Issuance of Common Stock

During January 2010, the Company has issued 31,773 common shares to consultants for services valued at approximately $70,000 and has satisfied deferred compensation owed Brightcap of $175,000 by issuing 233,334 shares of the Company's common shares.

Issuance of Series C Preferred Stock

From January 1, 2010 through February 8, 2010, the Company has closed on the sale of 3,250 shares of its Series C Preferred Stock for net proceeds of $282,750.


















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K/A for the year ended June 30, 2009.

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

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next 90 days and that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter. The Company has commenced permitting for this project and anticipates construction of this project during the current calendar year.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states. The Company has tentatively selected the Town of Schroeppel, Oswego County, New York for its initial Project and anticipates optioning land in that area during the 2010 fiscal year or soon thereafter (although other locations in upstate New York and in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2009 and 2008 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had a working capital surplus and stockholders' deficit of approximately $515,000 and $1,125,000, respectively. The financial statements for the three and six months ended December 31, 2009 and 2008 have also been prepared assuming the Company will continue as a going concern.
The Company has incurred net losses of approximately $642,000 and $1,613,000 during the three and six month periods ended December 31, 2009, respectively. At December 31, 2009, the Company has a working capital surplus and stockholders' deficit of approximately $224,000 and $1,690,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements, as all future references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

     As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company provides reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

     In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), "Consolidation". The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest accounting in results of operations, with earnings attributable to non-controlling interests reported as part of consolidated earnings. Purchases and sales of non-controlling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on July 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net
(loss) income in its consolidated statement of operations. In addition, the provisions of ASC 810 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810, the Company has retrospectively applied the presentation to all prior year balances presented.

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

General and Administrative

     Total general and administrative expenses were $610,000 and $159,000 for the three months ended December 31, 2009 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $129,000 and $(314,000) for the three months ended December 31, 2009 and 2008, respectively, were $481,000 and $473,000 for the three months ended December 31, 2009 and 2008, respectively. While there was only a small increase in general and administrative expenses for the period, there were some variations of note. Salaries and related payroll tax expense were approximately $108,000 and $161,000 for the three months ended December 31, 2009 and 2008, respectively. The decrease in salaries and related payroll taxes is due to the fact that approximately $56,000 of salary cost was capitalized as a direct cost of the KF project. Consulting costs were approximately $100,000 and $199,000 for the three months ended December 31, 2009 and 2008, respectively, with the decrease being attributable to the absence of certain key consultants in the second quarter 2010 that no longer provide services to the Company. Legal expenses for the three months ended December 31, 2009 and 2008 were approximately $129,000 and $24,000, respectively. Legal fees were higher during the second quarter of fiscal year 2010 due to the hiring of an additional law firm to pursue federal legislative initiatives related to development of our Integrated Projects and remediation business opportunities in addition to ongoing work related to our Kreider projects. The Company also expensed $18,000 in investor relations related costs due to the increase in shareholders and investing activities.

     General and administrative stock-based compensation for the three months ended December 31, 2009 and 2008 consist of the following:

                                                     Three      Three
                                                     months     months
                                                     ended      ended
                                                     December   December
                                                     31, 2009   31, 2008
                                                     --------   --------
General and administrative:
  Fair value remeasurement of options with service
   conditions                                        $ 26,000   $(390,000)
  Fair value of stock options expensed under
   ASC 718                                             73,000      76,000
  Fair value of stock bonuses expensed                 30,000        -
                                                     --------   ---------
     Total                                           $129,000   $(314,000)
                                                     ========   =========





     Stock-based compensation charges/(credits) increased from $(314,000) to $129,000 for the three months ended December 31, 2008 and 2009, respectively. The Company recognized as general and administrative expenses/(credits) of $26,000 and $(390,000) for the remeasurement of options with service conditions. The increase is due primarily to decrease in the fair value of the options from approximately $2.10 per share to approximately $0.97 per share during the three months ended December 31, 2008. For the three months ended December 31, 2009 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $73,000, compared to $76,000 for the three months ended December 31, 2008. Compensation expense relating to stock options was lower during the quarter ended December 31, 2009 due to 20,000 options being granted during the period which were fully vested versus 75,000 fully vested options being issued during the same period in the prior fiscal year. The Company also recognized general and administrative expenses of $30,000 due to the vesting of stock bonuses during the quarter ended December 31, 2009 which have vesting periods over a year.

Research and development

     Total research and development expenses were $35,000 and $71,000 for the three months ended December 31, 2009 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges of $5,000 and $8,000 for the three months ended December 31, 2009 and 2008 were $30,000 and $63,000, respectively. The primary reason for the decrease in research and development expenses during the three months ended December 31, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $27,000 and $45,000 for the three months ended December 31, 2009 and 2008, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative.

     Research and development stock-based compensation for the three months ended December 31, 2009 and 2008 consist of the following:

                                                     Three      Three
                                                     months     months
                                                     ended      ended
                                                     December   December
                                                     31, 2009   31, 2008
                                                     --------   --------
Research and development:
 Fair value of stock options expensed under ASC 718   $ -        $8,000
 Fair value of stock bonuses expensed                  5,000       -
                                                      ------     ------
     Total                                            $5,000     $8,000
                                                      ======     ======

     Stock-based compensation expense decreased from $8,000 for the three months ended December 31, 2008 to $5,000 for the same period in fiscal year 2010. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative.

Loss from Operations

     As a result of the factors described above, the loss from operations was $645,000 and $229,000 for the three months ended December 31, 2009 and 2008, respectively.

Other expense (income)

     Other expense (income) was $(3,000) and $(1,019,000) for the three months ended December 31, 2009 and 2008, respectively. Interest expense decreased to zero for the three months ended December 31, 2009 from $16,000 for the three months ended December 31, 2008. Interest expense decreased as there was no interest bearing debt during the three months ended December 31, 2009. Interest income was $3,000 and $1,000 for the three months ended December 31, 2009 and 2008, respectively. For the three months ended December 31, 2008, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's directors and officers liability insurance providers.

Net loss attributable to the noncontrolling interest

     The net loss attributable to the noncontrolling interest was $1,000 and $4,000 for the three months ended December 31, 2009 and 2008, respectively.

Net loss (income) attributable to Bion's common stockholders

     As a result of the factors described above, the net loss (income) attributable to Bion's common stockholders was $712,000 and $(794,000) for the three months ended December 31, 2009 and 2008, respectively, representing a $0.14 decrease in the net loss (income) per basic and diluted common share for the three months ended December 31, 2009 and 2008 of $0.06 and $(0.08), respectively.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2008

General and Administrative

     Total general and administrative expenses were $1,510,000 and $788,000 for the six months ended December 31, 2009 and 2008, respectively.

     General and administrative expenses, excluding stock-based compensation charges/(credits) of $315,000 and $(161,000) for the six months ended December 31, 2009 and 2008, respectively, were $1,195,000 and $949,000 for the six months ended December 31, 2009 and 2008, respectively, representing a

$246,000 increase. Legal expenses for the six months ended December 31, 2009 and 2008 were approximately $277,000 and $(5,000), respectively. Legal fees were higher during the second quarter of fiscal year 2010 due to the hiring of an additional law firm to pursue federal legislative initiatives related to development of our Integrated Projects and remediation business opportunities in addition to ongoing work related to our Kreider projects. Legal credits for the six months ended December 31, 2008 were due to insurance reimbursements of legal costs relating to the Centerpoint
litigation.   The Company also expensed $53,000 in investor relations related costs due to the increase in shareholders and investing activities.

     General and administrative stock-based compensation for the six months ended December 31, 2009 and 2008 consist of the following:

                                                       Six        Six
                                                      months     months
                                                      ended      ended
                                                     December   December
                                                     31, 2009   31, 2008
                                                     --------   --------
General and administrative:
  Fair value remeasurement of options with
   service conditions                                $ 92,000   $(275,000)
  Fair value of stock options expensed under
   ASC 718                                            161,000     114,000
  Fair value of stock bonuses expensed                 62,000        -
                                                     --------   ---------
     Total                                           $315,000   $(161,000)
                                                     ========   =========

     Stock-based compensation charges/(credits) increased from $(161,000) to $315,000 for the six months ended December 31, 2008 and 2009, respectively. The Company recognized as general and administrative expenses/(credits) of $92,000 and $(275,000) for the remeasurement of options with service conditions. The increase is due primarily to decrease in the fair value of the options from approximately $2.06 per share to approximately $0.97 per share during the six months ended December 31, 2008. For the six months ended December 31, 2009 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $161,000, compared to $114,000 for the six months ended December 31, 2008. Compensation expense relating to stock options was higher during the six months ended December 31, 2009 due to 195,000 options being granted during the period versus 75,000 options being issued during the same period in the prior fiscal year. The Company also recognized general and administrative expenses of $62,000 due to the issuance of stock bonuses during the six months ended December 31, 2009 which have vesting periods over a year.





Research and development

     Total research and development expenses were $108,000 and $347,000 for the six months ended December 31, 2009 and 2008, respectively.

     Research and development expenses, excluding stock-based compensation charges of $17,000 and $98,000 for the six months ended December 31, 2009 and 2008 were $91,000 and $249,000, respectively. The primary reason for the decrease in research and development expenses during the six months ended December 31, 2009 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $51,000 and $147,000 for the six months ended December 31, 2009 and 2008, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative.

     Research and development stock-based compensation for the six months ended December 31, 2009 and 2008 consist of the following:

                                                       Six        Six
                                                      months     months
                                                      ended      ended
                                                     December   December
                                                     31, 2009   31, 2008
                                                     --------   --------
Research and development:
  Fair value remeasurement of options with
   service conditions                                $  -       $65,000
  Fair value of stock bonuses expensed                10,000       -
  Fair value of stock options expensed
   under ASC 718                                       7,000     33,000
                                                     -------    -------
     Total                                           $17,000    $98,000
                                                     =======    =======

     Stock-based compensation expense decreased from $98,000 for the six months ended December 31, 2008 to $17,000 for the same period in fiscal year 2010. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative.

Loss from Operations

     As a result of the factors described above, the loss from operations was $1,618,000 and $1,135,000 for the six months ended December 31, 2009 and 2008, respectively.




Other expense (income)

     Other expense (income) was $(5,000) and $(1,009,000) for the six months ended December 31, 2009 and 2008, respectively. Interest expense decreased to $2,000 for the six months ended December 31, 2009 from $28,000 for the six months ended December 31, 2008. Interest expense decreased as there was no interest bearing debt during the six months ended December 31, 2009.
Interest income was $6,000 and $2,000 for the six months ended December 31, 2009 and 2008, respectively. For the six months ended December 31, 2008, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's directors and officers liability insurance providers.

Net loss (income) attributable to the noncontrolling interest

     The net loss (loss) attributable to the noncontrolling interest was $2,000 and $(10,000) for the six months ended December 31, 2009 and 2008, respectively.

Net loss attributable to Bion's common stockholders

     As a result of the factors described above, the net loss attributable to Bion's common stockholders was $1,746,000 and $136,000 for the six months ended December 31, 2009 and 2008, respectively, representing a $0.14 decrease in the net loss per basic and diluted common share for the six months ended December 31, 2009 and 2008 of $0.15 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements for the six months ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

     As of December 31, 2009, the Company had cash and cash equivalents of approximately $1,198,000. During the six months ended December 31, 2009, net cash used in operating activities was $1,064,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of one to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the six months ended December 31, 2009 the Company used $237,000 for the purchase of property and equipment and the design and permitting of the KF Project which has been capitalized as property and equipment. Cash of $29,000 was provided due to the release of restricted funds during the six months ended December 31, 2009.

Financing Activities

     During the six months ended December 31, 2009, $13,000 of cash was provided from the sale of the Company's restricted common stock, $596,000 was provided from the sale of the Company's Series B preferred stock and $405,000 was provided from the sale of the Company's Series C preferred stock. The Company used $163,000 for the repayment of loans payable to affiliates and $77,000 was paid for Series B preferred dividends.

     As of December 31, 2009 the Company has significant debt obligations consisting primarily of deferred compensation of $325,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. As of December 31, 2009, the Company has 46 months remaining on the lease.

Plan of Operations and Outlook

     As of December 31, 2009 the Company had cash and cash equivalents of approximately $1,198,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company anticipates it will finalize the documentation for this loan during the next 90 days and intends to permit and construct this project during the 2010 calendar year.

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

     Bion is currently working with local, state and federal officials and with potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Project during the 2010 fiscal year. The Company has tentatively selected the Town of Schroeppel, Oswego County, New York for its initial Project and anticipates optioning land in that area during the 2010 fiscal year or soon thereafter (although other locations in upstate New York and in other states are also under review). At present it is possible, but not certain, that the initial Integrated In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The

Company has provided the lessor with a letter of credit in the amount of $57,315 in connection with the lease as of December 31, 2009. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658. Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility that will treat cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (PENNVEST) approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects. The Company anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next 90 days and that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter.




     3) The Company issued 200,000 shares of its restricted stock in January 2009 as prepayment for Mark Smith's calendar year 2009 salary of $150,000, which the Company expensed as it was earned. As of December 31, 2009, the Company has recognized all the expense related to the share issuance.

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

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended December 31, 2009 the Company sold 0 shares of restricted common stock for $0 (not including 37,092 shares issued valued at $72,825, in aggregate, to certain consultants and/or employees for services and/or in conversion of outstanding obligations). These shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933. In addition the Company sold 4,650 shares of its Series C Preferred Stock for $404,550 (net of commissions and offering expenses). The proceeds were used for working capital purposes. These shares were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933. Additional shares of restricted common stock were issued in connection with compensation and other matters. These shares were issued in reliance on the exemptions provided by Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.  Description

       3.3 Statement of Designation of Preferences of Series C Preferred Stock - Filed herewith electronically

      10.1   Zizza notice re Master Sublease option exercise (November 20,
             2009) - Incorporated by reference to Exhibit 10.1 to Form 8-K dated November 20, 2009

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  February 9, 2010           By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)




































