Form 10-Q
period 2010-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2010-05-05
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 5, 2010, there were 12,752,130 Common Shares issued and 12,047,821 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]



                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in equity (deficit) .................    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-23

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   24

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   36

Item 4.   Controls and Procedures ....................................   36

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   37

Item 1A.  Risk Factors................................................   37

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   37

Item 3.   Defaults Upon Senior Securities ............................   37

Item 4.   Submission of Matters to a Vote of Security Holders ........   37

Item 5.   Other Information ..........................................   37

Item 6.   Exhibits ...................................................   37

          Signatures .................................................   38

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,      June 30,
                                                           2010           2009
                                                       ------------    ------------
                                                        (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                             $  1,469,715    $  1,695,713
 Prepaid rent and expenses                                    5,478          12,217
 Other receivable - affiliate                                 8,797           8,797
 Deposits and other receivables                              11,956          11,956
                                                       ------------    ------------
     Total current assets                                 1,495,946       1,728,683
                                                       ------------    ------------
Restricted cash (Note 8)                                     57,315          85,973
Property and equipment, net (Note 4)                        801,598         477,229
                                                       ------------    ------------
     Total assets                                      $  2,354,859    $  2,291,885
                                                       ============    ============
LIABILITIES AND EQUITY

Current liabilities:
 Accounts payable and accrued expenses                 $    639,388    $    834,638
 Accrued payable - affiliate (Note 7)                             -          41,647
 Loans payable - affiliates (Note 5)                              -         162,500
 Deferred compensation (Note 6)                             150,000         175,000
                                                       ------------    ------------
     Total current liabilities                              789,388       1,213,785
                                                       ------------    ------------
Deferred compensation (Note 6)                                    -         150,000
Deferred rent (Note 8)                                       70,826          73,232
                                                       ------------    ------------
     Total liabilities                                      860,214       1,437,017
                                                       ------------    ------------
Series B Redeemable Convertible Preferred
 stock, $0.01 par value, 50,000 shares authorized;
 28,170 (March 31, 2010) and 21,320 (June 30, 2009)
 shares issued and outstanding; liquidation
 preference of $2,887,425 (March 31, 2010) and
 $2,144,876 (June 30, 2009)                               2,521,215       1,867,716
                                                       ------------    ------------
Deficit (Note 7):
 Bion's stockholders' deficit:
  Series A Preferred stock, $0.01 par value, 10,000
   shares authorized, no shares issued and outstanding            -               -
  Series C Convertible Preferred stock, $0.01 par
   value, 60,000 shares authorized; 15,400 (March 31,
   2010) and nil (June 30, 2009) shares issued and
   outstanding; liquidation preference of $1,559,146      1,358,946               -

  Common stock, no par value, 100,000,000 shares
   authorized, 12,720,517 (March 31, 2010) and
   12,126,448 (June 30, 2009) shares issued; 12,016,208
   (March 31, 2010) and 11,422,139 (June 30, 2009)
   shares outstanding                                             -               -
  Additional paid-in capital                             75,383,829      74,529,507
  Accumulated deficit                                   (77,877,888)    (75,654,145)
                                                       ------------    ------------
     Total Bion's stockholders' deficit                  (1,135,113)     (1,124,638)
                                                       ------------    ------------
  Noncontrolling interest (Note 3)                          108,543         111,790
                                                       ------------    ------------
     Total equity                                        (1,026,570)     (1,012,848)
                                                       ------------    ------------
     Total liabilities and equity                      $  2,354,859    $  2,291,885
                                                       ============    ============

                 See notes to consolidated financial statements.


            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
                                   (UNAUDITED)

                                      Three months ended March 31,  Nine months ended March 31,
                                          2010          2009            2010          2009
                                      ------------   ------------   ------------   ------------
Revenue                               $         -    $         -    $         -    $         -

Operating expenses:
 General and administrative
  (including stock-based
  compensation (Note 7))                  563,277        780,987      2,073,614      1,569,229
 Research and development
  (including stock-based
  compensation (Note 7))                   53,266         46,438        161,102        393,408
                                      -----------    -----------    -----------    -----------
     Total operating expenses             616,543        827,425      2,234,716      1,962,637
                                      -----------    -----------    -----------    -----------
Loss from operations                     (616,543)      (827,425)    (2,234,716)    (1,962,637)
                                      -----------    -----------    -----------    -----------

Other expense (income):
 Interest expense                               -          2,722          1,515         30,279
 Interest income                           (2,882)         1,109         (9,241)          (972)
 Forfeiture of deferred compensation            -              -              -       (959,184)
 Other, net                                     -              -              -        (75,000)
                                      -----------    -----------    -----------    -----------
                                           (2,882)         3,831         (7,726)    (1,004,877)
                                      -----------    -----------    -----------    -----------
Net loss                                 (613,661)      (831,256)    (2,226,990)      (957,760)

Net loss attributable to the
 noncontrolling interest                    1,184         12,830          3,247          3,134
                                      -----------    -----------    -----------    -----------
Net loss attributable to Bion            (612,477)      (818,426)    (2,223,743)      (954,626)
Dividends on preferred stock              (89,571)             -       (224,588)             -
                                      -----------    -----------    -----------    -----------
Net loss applicable to Bion's common
 stockholders                         $  (702,048)   $  (818,426)   $(2,448,331)   $  (954,626)
                                      ===========    ===========    ===========    ===========

Net loss applicable to Bion's common
 stockholders per basic common share  $     (0.06)   $     (0.08)   $     (0.21)   $     (0.09)
                                      ===========    ===========    ===========    ===========

Net loss applicable to Bion's common
 stockholders per diluted common
 share                                $     (0.06)   $     (0.08)   $     (0.21)   $     (0.09)
                                      ===========    ===========    ===========    ===========

Weighted-average number of common
 shares outstanding,
   Basic                               11,942,793     10,723,818     11,763,076     10,501,416
                                      ===========    ===========    ===========    ===========
   Diluted                             11,942,793     10,723,818     11,763,076     10,501,416
                                      ===========    ===========    ===========    ===========



                 See notes to consolidated financial statements.


            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                        NINE MONTHS ENDED MARCH 31, 2010
                                 (UNAUDITED)




                                                 Bion's Shareholders
                           -------------------------------------------------------------     Non-
                            Preferred Stock      Common Stock   Additional                 control-   Total
                           ------------------ -----------------  paid-in     Accumulated     ing      equity/
                           Shares    Amount     Shares   Amount  capital       deficit     interest   deficit
                           ------  ---------- ---------- ------ ----------- ------------- --------- -----------
Balances, July 1, 2009          -  $        - 12,126,448 $    - $74,529,507 $(75,654,145) $ 111,790 $(1,012,848)

 Vesting and remeasurement
  of options for services       -           -          -      -     300,807            -          -     300,807
 Issuance of common stock
  for services and project
  construction services         -           -    272,677      -     426,940            -          -     426,940
 Issuance of warrants for
  services                      -           -          -      -      83,000            -          -      83,000
 Sale of common stock           -           -      8,769      -      13,153            -          -      13,153
 Sale of Series C
  preferred stock, net     15,400   1,339,800          -      -           -            -          -   1,339,800
 Dividend on Series B
  preferred stock               -           -          -      -    (204,642)           -          -    (204,642)
 Dividend on Series C
  preferred stock               -      19,146          -      -     (19,946)           -          -        (800)
 Conversion of debt to
  equity                        -           -    315,449      -     255,010            -          -     255,010
 Cancellation of previously
  issued common shares                            (2,826)
 Net loss                       -           -          -      -           -   (2,223,743)    (3,247) (2,226,990)
                           ------  ---------- ---------- ------ ----------- ------------- --------- -----------
Balances, March 31, 2010   15,400  $1,358,946 12,720,517 $    - $75,383,829 $(77,877,888) $ 108,543 $(1,026,570)
                           ======  ========== ========== ====== =========== ============  ========= ===========










                     See notes to consolidated financial statements.


            BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 2010 AND 2009
                                  (UNAUDITED)

                                                      2010           2009
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $(2,226,990)   $  (957,760)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation expense                              12,531         11,931
     Accrued interest on convertible notes
      and debt                                          1,515         30,280
     Stock-based compensation                         778,249        359,829
     Forfeiture of deferred compensation                    -       (959,184)
     Decrease in prepaid rent and expenses              6,739          5,654
     Decrease in deposits and other receivables             -            111
     (Decrease) increase in accounts payable and
       accrued expenses                              (158,402)        36,885
     (Decrease) increase in deferred rent              (2,406)         1,120
     Increase in deferred compensation                      -        441,076
                                                   -----------   -----------
       Net cash used in operating activities        (1,588,764)   (1,030,058)
                                                   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease in restricted cash                          28,658        42,470
   Purchase of property and equipment                 (304,402)            -
                                                   -----------   -----------
       Net cash (used in) provided by investing
        activities                                    (275,744)       42,470
                                                   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                   13,153       250,000
   Proceeds from sale of Series B preferred stock      595,950             -
   Proceeds from sale of Series C preferred stock    1,339,800             -
   Repayment of loans payable - affiliates            (162,500)            -
   Payment of Series B preferred dividends            (147,093)            -
   Payment of Series C preferred dividends                (800)            -
   Proceeds from loans payable - affiliates                  -       102,500
   Proceeds from notes payable - affiliates                  -       165,000
                                                   -----------   -----------
       Net cash provided by financing activities     1,638,510       517,500
                                                   -----------   -----------
Net decrease in cash and cash equivalents             (225,998)     (470,088)
Cash and cash equivalents at beginning of year       1,695,713       478,899
                                                   -----------   -----------
Cash and cash equivalents at end of period         $ 1,469,715   $     8,811
                                                   ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid for interest and income taxes         $         -   $         -

Non-cash investing and financing transactions:
   Exchange/conversion of debt to common stock     $   255,010   $    66,076
   Issuance of common stock in exchange for
     project construction services                      32,498             -


                 See notes to consolidated financial statements.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED MARCH 31, 2010

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

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period we elected not to pursue near-term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects including renewable energy production.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)



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

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider. The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan, the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. After substantial unanticipated delays over the fall and winter of 2009/2010, the Company presently expects to complete the steps required to finalize the pre-construction phase of the Pennvest loan during the next 90 days. The Company anticipates that the initial drawdown/ reimbursement from Pennvest pursuant to the Pennvest Loan will also be received in the next 90 days. Bion is in the process of finalizing its design for the Phase 1 Kreider System and has commenced the permitting process. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project. It is anticipated that construction will commence during the next 120 days and be completed during the 2010 calendar year.

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively, and a net loss of approximately $2,227,000 for the nine months ended March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)

During the nine months ended March 31, 2010, the Company sold 15,400 shares of the Company's Series C Preferred shares at $100 per share, which resulted net proceeds to the Company of $1,339,800 after commissions.

During prior periods the Company completed an offering of the Company's Series B Preferred shares, which as of June 30, 2009 resulted in the issuance of 21,320 shares at $100 per share resulting in net proceeds to the Company of $1,854,840. Subsequent to June 30, 2009, the Company issued an additional 6,850 shares resulting in net proceeds to the Company of $595,950.

At March 31, 2010, the Company has a working capital surplus and stockholders' deficit of approximately $707,000 and $1,135,000, respectively.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)



opinion of management, are necessary to present fairly the financial position at March 31, 2010 and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2010 and 2009. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-K/A for the year ended June 30, 2009.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the three and nine months ended March 31, 2010, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

                                     March 31, 2010    March 31, 2009
                                     --------------    --------------
     Warrants                          5,302,616          4,421,667
     Options                           2,190,833          1,995,833
     Convertible debt                    100,000            515,822
     Convertible preferred stock       1,833,499                  -

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2010 and 2009:

                                    Three Months   Three Months     Nine Months     Nine Months
                                       Ended          Ended            Ended           Ended
                                   March 31, 2010  March 31, 2009  March 31, 2010  March 31, 2009
                                   --------------  --------------  --------------  --------------
Shares issued - beginning
 of period                           12,455,178      11,226,658      12,126,448      11,070,658
Shares held by subsidiaries
 (Note 7)                              (704,309)       (704,309)       (704,309)       (704,309)
                                     ----------      ----------      ----------      ----------
Shares outstanding -
 beginning of period                 11,750,869      10,522,349      11,422,139      10,366,349
Weighted average shares issued
 during the period                      191,924         201,469         340,937         135,067
                                     ----------      ----------      ----------      ----------
Basic weighted average shares -
 end of period                       11,942,793      10,723,818      11,763,076      10,501,416
                                     ==========      ==========      ==========      ==========

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


Fair value of financial instruments

The fair values of cash and cash equivalents and accounts payable approximates their carrying amounts due to their short-term maturities.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements, as all references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

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

In December 2007, the FASB issued ASC 810 (formerly - SFAS No. 160), Consolidation. This standard changes the accounting for non-controlling (minority) interests in consolidated financial statements, including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of minority interest accounting in results of operations, with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Purchases and sales of noncontrolling interests are to be reported in equity similar to treasury stock transactions. The standard became effective for the Company on July 1, 2009. As a result the Company now reports noncontrolling interest as a component of equity in its consolidated balance sheet and below net (loss) income in its consolidated statement of operations. In addition, the provisions of ASC 810 require that minority interest be renamed noncontrolling interest and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810, the Company has retrospectively applied the presentation to all prior year balances presented.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


3.   NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

At March 31, 2010 and June 30, 2009, the Company owns a 58.9% interest in Centerpoint.

During the three and nine months ended March 31, 2010 and 2009, Centerpoint had losses of approximately $2,900 and $7,900, and $31,200 and $7,600, respectively. The noncontrolling interest as of March 31, 2010 was $108,543.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                      March 31, 2010  June 30, 2009
                                      --------------  -------------

Research and development equipment     $   305,266    $   305,266
Project construction in progress           755,748        433,179
Leasehold improvements                      31,336         31,336
Furniture                                   28,932         28,932
Computers and office equipment              40,309         31,680
                                       -----------    -----------
                                         1,161,591       830,393
Less accumulated depreciation             (359,993)     (353,164)
                                       -----------    -----------
                                       $   801,598    $   477,229
                                       ===========    ===========

Depreciation expense was $4,333 and $3,567 for the three months ended March 31, 2010 and 2009, respectively, and $12,531 and $11,931 for the nine months ended March 31, 2010 and 2009, respectively.

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

6.   DEFERRED COMPENSATION:

As of December 31, 2009, the Company owed Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, deferred compensation of $325,000. The Company entered into the Brightcap Agreement (see Note 9), whereby the deferred compensation of Brightcap owed as of December 31, 2008 totaling $175,000, was made convertible until December 31, 2009 (subsequently extended to January 14, 2010) into the Company's restricted common stock, at Brightcap's option, at a price of $0.75 per share, the fair value of the shares at the date of the agreement. As the conversion price of $0.75 per shares approximated the fair value of the shares of common stock at the time the conversion agreement was entered into, no beneficial conversion feature existed. Effective January 14, 2010, this obligation was converted into

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


233,334 shares of the Company's restricted common stock pursuant to its terms. The Company entered into another agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restricted common stock, at Brightcap's option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.

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

During the nine months ended March 31, 2010, the Company concluded the offering of Series B Preferred stock and issued 6,850 shares of Series B Preferred stock for cash proceeds of $685,000 (net proceeds of $595,950 after commissions).

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)



The Company declared dividends on July 29, 2009, for the Series B Preferred stockholders with a record date of June 30, 2009, totaling $12,876, which were paid on August 15, 2009. The Company declared dividends on October 28, 2009 for the Series B Preferred stockholders with a record date of September 30, 2009 totaling $63,792, which were paid on November 16, 2009. The Company declared dividends on February 1, 2010 for the Series B Preferred stockholders with a record date of December 31, 2009, totaling $70,425, which were paid on February 16, 2010. The Company declared dividends on April 27, 2010 for the Series B Preferred stockholders with a record date of March 31, 2010, totaling $70,425; which are expected to be paid on May 17, 2010.

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

During the nine months ended March 31, 2010, the Company issued 15,400 shares of Series C Preferred stock for cash proceeds of $1,540,000 (net proceeds of $1,339,800 after commissions).

The Company declared dividends on February 1, 2010 for the Series C Preferred stockholders with a record date of December 31, 2009 totaling $800, which were paid on February 16, 2010. The Company declared dividends on April 27, 2010 for the Series C Preferred stockholders with a record date of March 31, 2010 totaling $19,146; which are expected to be paid on May 17, 2010.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


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

In January 2009, pursuant to the Smith Agreement (Note 9), the Company issued 200,000 shares of the Company's restricted common stock at $0.75 per share as prepayment of Mr. Smith's calendar year 2009 base compensation of $150,000. As of March 31, 2010, the shares are fully vested and the Company has recorded $150,000 as compensation expense.

From July 2009 through March 2010, the Company issued 142,677 shares of the Company's restricted common stock at prices ranging from $1.01 to $2.25 per share for consulting services valued at $245,890 to various consultants.

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

In January 2010, the Company issued 233,334 shares of the Company's restricted common stock in conversion and satisfaction of deferred compensation owed Brightcap totaling $175,000. The shares were issued pursuant to an agreement whereby Brightcap had the option to convert the deferred compensation into common shares of the Company at $0.75 per share, the approximate market value of the shares at the time of the agreement (Note
6).

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share,

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


the approximate market value on the date of grant, totaling $131,300. The stock bonuses are subject to vesting and during the nine months ended March 31, 2010, $73,552 was recorded as compensation expense and $32,498 was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.

During March 2010, the Company cancelled 2,826 of its previously issued common shares that were deemed undeliverable pursuant to the terms of a 2007 class action litigation settlement.

Warrants:

As of March 31, 2010, the Company had the following common stock warrants outstanding:

                        Number of Shares   Exercise Price   Expiration Date
                        ----------------   --------------   ----------------

Class SVDB 1-6               800,000          $ 3.00        December 31, 2018
Class DB-1                   600,000            1.00        December 31, 2018
Class DB-1A                1,000,000            0.75        December 31, 2018
Class A 1-3                  600,000            2.50        December 31, 2018
Class SVMAS-1                 67,500            3.50        December 31, 2018
Class SVMAS-1A                40,000            3.50        December 31, 2018
Class SVMAS 2-3               72,500            2.50        December 31, 2018
Class SVB 1-4                125,000            2.50        December 31, 2018
Class SVC 1-5                125,000            4.25        December 31, 2018
Class SV-SEI 1-2              32,292            1.50        December 31, 2012
Class C,D,E                  275,000            2.50        April 30, 2015
Class O                      100,000            3.00        December 31, 2018
Class DM                     150,000            3.00        December 31, 2011
Class MAS                     80,000            2.50        December 31, 2018
Class MAS-1 A-K              300,000            0.75        December 31, 2018
Class GK                      20,000            2.00        March 31, 2011
Class TO-1                    15,000            0.75        December 31, 2018
Class BW                      10,000            2.20        June 15, 2012
Class Z 1-3                   53,324            1.25        December 31, 2018
Class NCC-1                   25,000            2.00        May 31, 2014
Class DB-2                   600,000            2.50        January 15, 2019
Class MAS 4-1                200,000            2.50        January 15, 2019
Class NH-1                    12,000            2.25        February 17, 2013
                          ----------
                           5,302,616
                          ==========

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


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


inactive public market, the concurrent sales of restricted common stock at $1.50 per share, and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation of $80,000 related to the warrant issuances.

In February 2010, warrants to purchase 12,000 shares of the Company's common stock at $2.25 per share were issued pursuant to an agreement with a consultant. The warrants were determined to have a fair value of $0.25 per warrant and expire on February 17, 2013. The value placed upon the warrants to purchase common stock at $2.25 per share was determined to be $0.25 per warrant based on factors including the evaluation of the Company's value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation of $3,000 related to the warrant issuances.

The weighted average exercise price for the outstanding warrants is $2.03, and the weighted average remaining contractual life as of March 31, 2010 is
8.3 years.

Stock options:

The Company's 2006 Consolidated Incentive Plan (the "2006 Plan"), as amended, provides for the issuance of options to purchase up 6,000,000 shares of the Company's common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

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

The Company recorded compensation expense related to employee stock options of $40,899 and $58,086 for the three months ended March 31, 2010 and 2009, respectively and $208,976 and $205,083 for the nine months ended March 31, 2010 and 2009, respectively. The Company granted 195,000 and 75,000 options during the nine months ended March 31, 2010 and 2009, respectively. The fair value of the options granted during the nine months ended March 31, 2010 and 2009 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


                                            Weighted                   Weighted
                                            average       Range        average        Range
                                            March 31,    March 31,     March 31,     March 31,
                                              2010         2010          2009          2009
                                            ---------   -----------    ---------   -----------
Volatility                                    100%        99%-104%        99%         73%-151%
Dividend yield                                  -            -             -             -
Risk-free interest rate                       1.29%     1.12%-1.31%      1.97%      1.63%-2.64%
Expected term (years)                         2.5           2.5            4            3-6

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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2010 is as follows:

                                                                  Weighted
                                                     Weighted-    Average
                                                     Average      Remaining      Aggregate
                                                     Exercise     Contractual    Intrinsic
                                         Options     Price        Life           Value
                                        ---------    ---------    -----------    ---------
Outstanding at July 1, 2009             1,995,833    $   3.01        4.3          $      -
   Granted                                195,000        1.38        4.3
   Exercised                                    -           -
   Forfeited                                    -           -
   Expired                                      -           -
                                        ---------    --------        ---          --------
Outstanding at March 31, 2010           2,190,833    $   2.87        3.6          $255,750
                                        =========    ========        ===          ========
Exercisable at March 31, 2010           2,070,083    $   2.90        3.6          $210,750
                                        =========    ========        ===          ========

The following table presents information relating to nonvested stock options as of March 31, 2010:

                                                         Weighted Average
                                                            Grant-Date
                                              Options       Fair Value
                                             ---------   ----------------
Nonvested at July 1, 2009                     203,749        $ 1.31
   Granted                                    195,000          0.60
   Vested                                    (278,749)        (1.09)
   Forfeited                                        -             -
                                             --------        ------
Nonvested at March 31, 2010                   120,000        $ 0.65
                                             ========        ======


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


The total fair value of stock options that vested during the nine months ended March 31, 2010 and 2009 was $302,750 and $245,189, respectively. As of March 31, 2010, the Company had $57,708 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than one year.

The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of March 31, 2010, non-employee options represented 595,833 of the 2,190,833 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of March 31, 2010. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense being recorded for the nine months ended March 31, 2010 and 2009.

The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of March 31, 2010, all of the 503,333 options that included service conditions are fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. Recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the
measurement date.   The fair value of these options was determined using the
Black-Scholes option-pricing model using the following assumptions at November 30, 2009; a dividend yield of zero, risk-free interest rates of
3.21%, volatility of 158%, and an expected life of 8.5 years.    Non-cash
fair value charges/(credits) of zero and $137,200 were recorded as expense during the three months ended March 31, 2010 and 2009, respectively and $91,831 and $(72,415) for the nine months ended March 31, 2010 and 2009, respectively.

Stock-based compensation charges in operating expenses in the Company's financial statements for the three and nine months ended March 31, 2010 and 2009 are as follows:















             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


                                    Three Months   Three Months     Nine Months     Nine Months
                                       Ended          Ended            Ended           Ended
                                   March 31, 2010  March 31, 2009  March 31, 2010  March 31, 2009
                                   --------------  --------------  --------------  --------------
General and administrative:
 Fair value remeasurement of
  options with service conditions    $     -         $137,200        $ 91,831         $(137,875)
 Fair value of stock bonuses
  expensed                             1,683                -          63,341                 -
 Fair value of stock options
  expensed                            40,899           58,086         202,351           172,454
                                     -------         --------        --------         ---------
     Total                           $42,582         $195,286        $357,523         $  34,579
                                     =======         ========        ========         =========

Research and development:
 Fair value remeasurement of
  options with service conditions    $     -         $      -        $      -         $  65,460
Fair value of stock bonuses
 expensed                                  -                -          10,211                 -
Fair value of stock options
 expensed                                  -                -           6,625            32,630
                                     -------         --------        --------         ---------
     Total                           $     -         $      -        $ 16,836         $  98,090
                                     =======         ========        ========         =========

8.   OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of March 31, 2010, the Company has reflected $57,315 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company. The Company has entered into two separate agreements to sub-lease approximately 32% of the Company's lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $5,250. The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $70,826 as of March 31, 2010. Rent expense net of contractual and month to month sub-lease rental income was $1,838 and $5,122 for the three months ended March 31, 2010 and 2009, respectively and $20,509 and $35,830 for the nine months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)




                                         Operating lease                    Net operating
                                             payments     Sublease rentals  lease payments
                                         ---------------  ----------------  --------------
Fiscal year:
Three months ending June 30, 2010           $ 47,996          $ 15,359         $ 32,637
2011                                         198,602            63,553          135,049
2012                                         212,775            68,088          144,687
2013                                         225,756            72,242          153,514
2014                                          97,219            31,110           66,109
                                            --------          --------         --------
Total                                       $782,348          $250,352         $531,996
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

9.   COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith is paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap will be paid $300,000
annually for Mr. Bassani's services.   On January 11, 2009, the Company
entered in the Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company would no longer defer compensation earned by Brightcap, rather it will be paid in cash. Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement granted Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009 which right was extended to January 14, 2010, on which date the conversion took place (Note 6 and 7). The Brightcap Agreement also extended the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010.

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

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of March 31, 2010, 442,500 shares remain outstanding

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED MARCH 31, 2010 (CONTINUED)


due to the expiry of 165,000 and 82,500 shares, to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

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

10. SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2010 for recognition and disclosure in our financial statements and notes to our financial statements.

Issuance of Common Stock

During April 2010, the Company has issued 29,227 common shares to consultants for services valued at approximately $66,000.

In April 2010, the board of directors granted 80,000 options to three employees and a director. The options were immediately vested and have an exercise price of $2.25 per option and expire on December 31, 2015.









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

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays over the fall and winter, the Company presently anticipates that the steps required to finalize the pre-construction phase of the Pennvest Loan will be completed during the next 90 days and that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received shortly thereafter. The Company has commenced permitting for this project and anticipates that construction of this project will commence during the next 120 days and that the project will be operational during the current calendar year. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

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

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states. The Company has tentatively selected the Town of Schroeppel, Oswego County, New York for its initial Integrated Project and anticipates optioning land in that area during the current year or soon thereafter (although other locations in upstate New York and in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2009 and 2008 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $1,312,000 and $1,779,000 during the years ended June 30, 2009 and 2008, respectively. At June 30, 2009, the Company had a working capital surplus and stockholders' deficit of approximately $515,000 and $1,125,000, respectively. The financial statements for the three and nine months ended March 31, 2010 and 2009 have also been prepared assuming the Company will continue as a going concern.
The Company has incurred net losses of approximately $614,000 and $2,227,000 during the three and nine month periods ended March 31, 2010, respectively. At March 31, 2010, the Company has a working capital surplus and stockholders' deficit of approximately $707,000 and $1,135,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial Statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements, as all future references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

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


THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

General and Administrative

     Total general and administrative expenses were $563,000 and $781,000 for the three months ended March 31, 2010 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $43,000 and $195,000 for the three months ended March 31, 2010 and 2009, respectively, were $520,000 and $586,000 for the three months ended March 31, 2010 and 2009, respectively. While there was a small decrease in general and administrative expenses for the period, there were some variations of note. Salaries and related payroll tax expense were approximately $173,000 and $235,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in salaries and related payroll taxes is due to the fact that approximately $45,000 of salary and payroll tax cost was capitalized as a direct cost of the KF project. Consulting costs were approximately $152,000 and $270,000 for the three months ended March 31, 2010 and 2009, respectively, with the decrease being attributable to the absence of a $125,000 bonus given to a key consultant in the third quarter 2009. Legal expenses for the three months ended March 31, 2010 and 2009 were approximately $112,000 and $22,000, respectively. Legal fees were higher during the third quarter of fiscal year 2010 due to the hiring of an additional law firm to pursue federal legislative initiatives related to development of our Integrated Projects and remediation business opportunities in addition to ongoing work related to our Kreider projects.

     General and administrative stock-based compensation for the three months ended March 31, 2010 and 2009 consist of the following:

                                         Three months      Three months
                                            ended             ended
                                        March 31, 2010    March 31, 2009
                                        --------------    --------------

General and administrative:
 Fair value remeasurement of options
  with service conditions                  $      -          $ 137,000
 Fair value of stock options expensed
  under ASC 718                              41,000             58,000
 Fair value of stock bonuses expensed         2,000                  -
                                           --------          ---------
     Total                                 $ 43,000          $ 195,000
                                           ========          =========

     Stock-based compensation charges decreased from $195,000 to $43,000 for the three months ended March 31, 2009 and 2010, respectively. For the three months ended March 31, 2010 and 2009, the Company recognized as general and administrative expense, zero and $137,000, respectively, for the remeasurement of options with service conditions. The decrease is due to the vesting of these options during the second quarter of fiscal year 2010 and therefore no additional expense will be recorded. For the three months ended March 31, 2010 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $41,000, compared to $58,000 for the three months ended March 31, 2009. Compensation expense relating to stock options was lower during the quarter ended March 31, 2010 due to fewer options being awarded during the fiscal year 2010. The Company also recognized general and administrative expenses of $20,000 due to the vesting of stock bonuses during the quarter ended March 31, 2010 which have vesting periods over a year.

Research and development

     Total research and development expenses were $53,000 and $46,000 for the three months ended March 31, 2010 and 2009, respectively.

     Research and development expenses were slightly higher primarily due to legal fees which were $27,000 and $3,000 for the three months ended March 31, 2010 and 2009, respectively. The higher legal fees were due to patent work performed on a new patent during the quarter ended March 31, 2010. Higher legal fees were offset by salary and payroll related taxes of $25,000 and $40,000 for the three months ended March 31, 2010 and 2009, respectively.
The decrease is due to the expensing of previous research and development employees to general and administrative and the capitalization of salaries for the KF project.

Loss from Operations

     As a result of the factors described above, the loss from operations was $617,000 and $827,000 for the three months ended March 31, 2010 and 2009, respectively.

Other expense (income)

     Other expense (income) was $(3,000) and $4,000 for the three months ended March 31, 2010 and 2009, respectively. Interest expense decreased to zero for the three months ended March 31, 2010 from $3,000 for the three months ended March 31, 2009. Interest expense decreased as there was no interest bearing debt during the three months ended March 31, 2010. Interest income was $3,000 and $(1,000) for the three months ended March 31, 2010 and 2009, respectively.

Net loss attributable to the noncontrolling interest

     The net loss attributable to the noncontrolling interest was $1,000 and $13,000 for the three months ended March 31, 2010 and 2009, respectively.

Net loss attributable to Bion's common stockholders

     As a result of the factors described above, the net loss attributable to Bion's common stockholders was $612,000 and $818,000 for the three months ended March 31, 2010 and 2009, respectively, representing a $0.02 decrease in the net loss per basic and diluted common share for the three months ended March 31, 2010 and 2009 of $0.06 and $0.08, respectively.


NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2009

General and Administrative

     Total general and administrative expenses were $2,074,000 and $1,569,000 for the nine months ended March 31, 2010 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $358,000 and $34,000 for the nine months ended March 31, 2010 and 2009, respectively, were $1,716,000 and $1,535,000 for the nine months ended March 31, 2010 and 2009, respectively, representing an $182,000 increase. Legal expenses for the nine months ended March 31, 2010 and 2009 were approximately $389,000 and $16,000, respectively. Legal fees were higher during the nine months ended March 31, 2010 due to the hiring of an additional law firm to pursue federal legislative initiatives related to development of our Integrated Projects and remediation business opportunities in addition to ongoing work related to our Kreider projects. Legal costs for the mine months ended March 31, 2009 were lower due to insurance
reimbursements of legal costs relating to the Centerpoint litigation.   The
Company also expensed $53,000 in investor relations related costs due to the increase in shareholders and investing activities. Higher legal and investor relations expenses were partially offset by reduced salary and payroll expenses of $491,000 and $590,000 for the nine months ended March 31, 2010 and 2009, respectively. The decrease in salaries and related payroll taxes is due to the fact that approximately $146,000 of salary and payroll tax cost was capitalized as a direct cost of the KF project.

     General and administrative stock-based compensation for the nine months ended March 31, 2010 and 2009 consist of the following:

                                           Nine months     Nine months
                                              ended           ended
                                          March 31, 2010  March 31, 2009
                                          --------------  --------------

General and administrative:
  Fair value remeasurement of options
   with service conditions                   $  92,000      $(138,000)
  Fair value of stock options expensed
   under ASC 718                               202,000        172,000
  Fair value of stock bonuses expensed          64,000              -
                                             ---------      ---------
     Total                                   $ 358,000      $  34,000
                                             =========      =========

     Stock-based compensation charges increased from $34,000 to $358,000 for the nine months ended March 31, 2009 and 2010, respectively. The Company recognized as general and administrative expenses/(credits) of $92,000 and $(138,000) for the remeasurement of options with service conditions. The increase is due primarily to remeasurement of options with service conditions and to stock bonuses issued during the nine months ended March 31, 2009. For the nine months ended March 31, 2010 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $202,000, compared to $172,000 for the nine months ended March 31, 2009. Compensation expense relating to stock options was higher during the nine months ended March 31, 2010 due to 195,000 options being granted during the period versus 75,000 options being issued during the same period in the prior fiscal year. The Company also recognized general and administrative expenses of $64,000 due to the issuance of stock bonuses during the nine months ended March 31, 2010 which have vesting periods over a year.

Research and development

     Total research and development expenses were $161,000 and $393,000 for the nine months ended March 31, 2010 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges of $17,000 and $98,000 for the nine months ended March 31, 2010 and 2009 were $144,000 and $295,000, respectively. The primary reason for the decrease in research and development expenses during the nine months ended March 31, 2010 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $75,000 and $188,000 for the nine months ended March 31, 2010 and 2009, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative expense and the capitalization salaries for the KF project.

     Research and development stock-based compensation for the nine months ended March 31, 2010 and 2009 consist of the following:

                                           Nine months     Nine months
                                              ended           ended
                                          March 31, 2010  March 31, 2009
                                          --------------  --------------
Research and development:
  Fair value remeasurement of options
   with service conditions                   $      -        $ 65,000
  Fair value of stock bonuses expensed         10,000               -
  Fair value of stock options expensed
   under ASC 718                                7,000          33,000
                                             --------        --------
     Total                                   $ 17,000        $ 98,000
                                             ========        ========

     Stock-based compensation expense decreased from $98,000 for the nine months ended March 31, 2009 to $17,000 for the same period in fiscal year 2010. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative.


Loss from Operations

     As a result of the factors described above, the loss from operations was $2,235,000 and $1,963,000 for the nine months ended March 31, 2010 and 2009, respectively.

Other expense (income)

     Other expense (income) was $(8,000) and $(1,005,000) for the nine months ended March 31, 2010 and 2009, respectively. Interest expense decreased to $2,000 for the nine months ended March 31, 2010 from $30,000 for the nine months ended March 31, 2009. Interest expense decreased due to lower interest bearing debt during the nine months ended March 31, 2010. Interest income was $9,000 and $1,000 for the nine months ended March 31, 2010 and 2009, respectively, and the increase is due to higher interest bearing cash deposits due to proceeds from the sale of Preferred Series B and C shares. For the nine months ended March 31, 2009, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's directors and officers liability insurance providers.

Net loss attributable to the noncontrolling interest

     The net loss attributable to the noncontrolling interest was $3,000 for both the nine months ended March 31, 2010 and 2009, respectively.

Net loss attributable to Bion's common stockholders

     As a result of the factors described above, the net loss attributable to Bion's common stockholders was $2,448,000 and $955,000 for the nine months ended March 31, 2010 and 2009, respectively, representing a $0.12 increase in the net loss per basic and diluted common share for the nine months ended March 31, 2010 and 2009 of $0.21 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements for the nine months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2009 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

     As of March 31, 2010, the Company had cash and cash equivalents of approximately $1,470,000. During the nine months ended March 31, 2010, net cash used in operating activities was $1,589,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the nine months ended March 31, 2010 the Company used $304,000 for the purchase of property and equipment and the design and permitting of the KF Project which has been capitalized as property and equipment. Cash of $29,000 was provided due to the release of restricted funds during the nine months ended March 31, 2010.

Financing Activities

     During the nine months ended March 31, 2010, $13,000 of cash was provided from the sale of the Company's restricted common stock, $596,000 was provided from the sale of the Company's Series B preferred stock and $1,340,000 was provided from the sale of the Company's Series C preferred stock. The Company used $163,000 for the repayment of loans payable to affiliates and $147,000 and $1,000 was paid for Series B and Series C preferred dividends, respectively.

     As of March 31, 2010 the Company has significant debt obligations consisting primarily of deferred compensation of $150,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. As of March 31, 2010, the Company has 43 months remaining on the lease.

Plan of Operations and Outlook

     As of March 31, 2010 the Company had cash and cash equivalents of approximately $1,470,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company anticipates it will finalize the documentation for this loan during the next 90 days and intends to permit and construct this project during the 2010 calendar year.

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

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2010 fiscal year. The Company has tentatively selected the Town of Schroeppel, Oswego County, New York for its initial Project and anticipates optioning land in that area during the 2010 fiscal year or soon thereafter (although other locations in upstate New York and in other states are also under review). At present it is possible, but not certain, that the initial Integrated In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year
2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 8 or more of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of

$57,315 in connection with the lease as of March 31, 2010. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658. Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

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

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended March 31, 2010 the Company sold 0 shares of restricted common stock for $0 (not including 268,165 shares issued valued at $251,320, in aggregate, to certain consultants and/or employees for services and/or in conversion of outstanding convertible debt obligations). These shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933. In addition the Company sold 10,750 shares of its Series C Preferred Stock for $935,250 (net of commissions and offering expenses). The proceeds were used for working capital purposes. These shares were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933. Additional shares of restricted common stock were issued in connection with compensation and other matters. These shares were issued in reliance on the exemptions provided by Regulation D and/or Section 4(2) of the Securities Act of 1933.

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  May 5, 2010                By: /s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)























