Form 10-K
period 2010-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2010-09-21
CIK 875729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  June 30, 2010

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

     Large accelerated filer [   ]     Accelerated filer          [   ]
     Non-accelerated filer   [   ]     Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [  ] YES   [ X ] NO

The aggregate market value of the approximately 6,500,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2009 approximated $13.9 million. As of September 17, 2010, the Registrant had 12,807,281 shares of common stock issued and 12,102,972 shares of common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following:

*  changes in political, legal, regulatory and economic climates;
* changes in the public's perceptions of large scale livestock agriculture/CAFOs, environmental protection and other related issues;
*  industry risks, including environmental related problems;
*  the ability of the Company to implement its business strategy;
* the Company's limited financial and management resources and ability to raise additional needed funds and/or hire needed personnel;
* the extent of the Company's success in the development and operation of Integrated Projects and retrofit/remediation of existing livestock facilities;
* engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment;
*  operating variances from expectations;
* the substantial capital expenditures required for construction of the Company's proposed CAFO retrofit projects and Integrated Projects and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;
*  the need to develop and re-develop technology and related applications;
*  dependence upon key personnel;
*  the limited liquidity of the Company's equity securities;
* operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, food processing and biofuel industries;
*  seasonal and climatic conditions;
*  availability and cost of material and equipment;
*  delays in anticipated permit approval and/or start-up dates;
*  availability of capital in the current 'distressed' financial markets;
*  the strength and financial resources of the Company's competitors; and
* general economic conditions, including the recent recession and its affects on the national and international capital markets.

     We do not undertake, and specifically disclaim any obligation, to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

     Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides a comprehensive environmental solution to a significant source of pollution in US agriculture, Confined Animal Feeding Operations ("CAFO's"). Bion's technology is "comprehensive" in that it surpasses current environmental regulations for both nutrient releases to water and air emissions from livestock waste streams based upon our research to date. Because Bion's technology reduces the harmful emissions from a CAFO on which it is utilized, a CAFO (existing or to be developed) can potentially increase its herd concentration while lowering or maintaining its level of nutrient releases and atmospheric emissions.

     During 2008 the Company reorganized its management team to pursue its business plan through two operating subsidiaries in order to focus on its two related but distinct business opportunities: 1) Bion Services Group. Inc. ('Services Group') will utilize Bion's technology to provide environmental waste treatment (often with renewable energy production from the waste stream) for existing livestock facilities through retrofit of pre-existing facilities; and 2) Bion Integrated Projects Group, Inc. ('Projects Group') will utilize Bion's patented technology to develop new, state-of-the-art, 'closed loop' livestock/renewable energy facilities integrated with related agriculture activities such as food processing and biofuels production in Integrated Projects (as defined below). Services Group will also provide its services and utilize its personnel to support the activities of Projects Group.

     Services Group is proceeding with its initial projects at Kreider Farms in Pennsylvania as described below. Projects Group is moving forward with pre-development activities for its initial Integrated Project in upstate New York and preliminary work on other potential projects.

     We believe that Bion's technology platform creates the opportunity to profitably integrate large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Project(s)" or "Project(s)"). In the context of Integrated Projects, Bion's waste treatment technology, in addition to mitigating polluting releases to water and emissions to air, will generate cellulosic biomass from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy or sold to unrelated purchasers. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby potentially lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. Thus, integrated ethanol plants will act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream. As such, Bion Integrated Projects can be denominated "closed loop". Bion, as developer of, and a participant in, its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these (and other) benefits of integrated activities.

     From fiscal 2004 through early 2008, the Company primarily focused its activities on completing re-development of its technology platform and refining its business model. As such, we elected not to pursue near term revenue opportunities such as retrofitting existing CAFO's with our first generation (and transitional versions) waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams, 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects and 3) finalizing a business model to commercially utilize our technology. During mid-2008, with the substantial completion of the technology/business model re-development process, Bion commenced simultaneous pursuit of both retrofit/remediation and Integrated Project development opportunities based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology.

     The Company is now focusing its efforts on both the CAFO retrofit/remediation market and on development and operation of Integrated Projects. The Integrated Projects development opportunity is being primarily pursued through our Projects Group subsidiary which will focus on development of numerous Integrated Projects in multiple states. The CAFO/environmental retrofit/remediation opportunity is being pursued primarily through our Services Group subsidiary which will also provide design, engineering and construction and project management services to Projects Group. We anticipate that most projects undertaken by the Company in which we retain ownership interests (whether retrofit or Integrated Projects) will be pursued through 'special purpose' subsidiaries. Bion PA 1 LLC, through which we are developing the Bion System required by Phase 1 of the Kreider project, is the first of such entities.

     The Company's consolidated financial statements for the years ended June 30, 2010 and 2009 included herein have been prepared assuming the Company will continue as a going concern. The Company has not recorded any revenue from operations for either of the years ended June 30, 2010 or June 30, 2009. The Company has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively. The Company had a working capital surplus and stockholders' deficit, respectively, of approximately $381,000 and $1,535,000 as of June 30, 2010. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2010 and June 30, 2009 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

     Currently, Bion is focused on using applications of its patented waste management technology to pursue two large opportunities: 1) retrofit and environmental remediation of existing CAFOs (pursued through Services Group) and 2) development of Integrated Projects (pursued through Projects Group).

     Bion's Services Group, building upon our redeveloped technology and Bion's 15 years' of experience providing waste treatment services to the livestock industry with its first generation technology applications, is pursuing the opportunity related to retrofit and environmental remediation of existing CAFOs. Our technology has evolved and been upgraded over the last five years to meet changing standards and requirements. Bion's re-developed technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations - of which there are many and potentially to smaller facilities through aggregation of waste streams. Early candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed or the San Joaquin Valley, where financial incentives are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Company's Kreider Farms projects in Pennsylvania in the Chesapeake Bay watershed represent the Company's first new endeavors in this market segment. These installations, if and when completed, will reduce nitrogen releases and ammonia emissions from the dairy and poultry waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection. Phase 2 of the Kreider project, which is in its early development and permitting phase, will treat the recovered cellulosic solids from Kreider's dairy waste and the waste stream from Kreider's poultry operations to generate renewable energy and tradable credits.

     Bion's Projects Group is pursuing the opportunity related to development of Integrated Projects which will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and possibly solids to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing 40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30 mile radius. Bion believes its technology platform will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from cellulosic biomass recovered from the waste streams and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures and operating costs for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity of existing participating CAFOs, ethanol plants and/or end product processors.

     During the 2008 fiscal year, Bion began pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation, a beef processing facility and an ethanol production facility to be located in upstate New York. Progress has been made in the pre-development process and the Company currently believes there is a significant likelihood that we will option land in Oswego County, New York and move into the
development process during the current fiscal year.   In addition to the
upstate New York beef cattle project, Bion has been working with various local and state agencies in Nebraska regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). The Company has also begun discussions with various state and regional agencies in Pennsylvania regarding a large scale beef Integrated Project. These projects are in very early pre-development stages and may never progress to actual development or may be developed after other projects not yet under active consideration.

     Bion is currently working with local, state and federal officials and/or with potential industry participants to evaluate opportunities and/or sites for additional Projects and/or System installations in multiple states including without limitation New York, Nebraska, Pennsylvania, California, Indiana and other states. The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during the current fiscal year. Bion intends to commence development of its initial Integrated Project during the current fiscal year by optioning land and beginning the permitting process.

     In addition, Bion intends to choose sites for additional Projects through fiscal years 2011-12 to create a pipeline of Projects. Management has a 5-year development target (through fiscal year 2016) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 5-12 of these Integrated Projects will be in full operation in 3-8 states, and the balance would be in various stages ranging from partial operation to early development stage. No Integrated Project has been developed to date.

     As part of our minor functional re-structuring to pursue the two opportunities set forth herein, during October 2008 we re-deployed our management/technology team roughly as follows: 1) our President, Mark A. Smith, serves as President of Services Group, the activities of which are under the direct supervision of Jeremy Rowland, its Chief Operating Officer, James Morris, our Chief Technology Officer and George Bloom, our Chief Engineering Officer; and 2) Mark A. Smith serves as President of Projects Group supervising the activities of Services Group personnel in this area and Dominic Bassani, our Director-Special Projects and Strategic Planning (who also consults to the Services Group and other Bion entities).

     The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

  * Successful development and completion of the first Project to demonstrate the operation of a fully integrated, environmentally compliant, Bion-based CAFO/ethanol Project at a profitable level; and

  * Our ability to raise sufficient funds to allow us to finance our activities; and

  * Regulatory and enforcement policies at the Federal, State and local levels.


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

     Agricultural runoff (including re-deposition of nitrogen from ammonia off-gassing) is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting water quality throughout the country including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico 'Dead Zone'. Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution. In each such case, agriculture in general and CAFO's in particular have been identified among the main contributors of pollution. CAFO's are also significant emitters of pollutants to air, with dairy CAFO's having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley and elsewhere and among the largest contributors to nutrient pollution of the Chesapeake Bay. Note that a substantial volume of the nitrogen released to the atmosphere from CAFO waste streams as ammonia and other nitrogen gases emitted by CAFOs is then re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Bion believes that its patented and proven technology offers the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

     We believe Bion's technology can enable increased CAFO herd concentration that is both economically and environmentally sustainable because the technology removes nutrients from the waste streams generated by animal operations at the source while dramatically reducing atmospheric emissions. The resulting herd concentration potentially creates reduced marginal costs for the CAFOs. More importantly, it results in a core Bion technology platform that integrates environmental treatment and renewable energy production and utilization with ethanol production thereby creating the Company's Integrated Projects business opportunity.

     Bion's technology platform and the resulting herd concentration, in turn, potentially provide the opportunity to integrate a number of revenue generating operations while maximizing the realized value of the renewable energy production. The Bion Integrated Project model will access diversified revenue streams through a balanced integration of herd and technologies to provide a hedge of the commodity risks associated with any of the separate enterprises. We believe that Bion's Integrated Projects may generate revenues and profits from one or more of the following items:

     *  Waste processing and technology licensing fees;

     * Fees related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;

* Renewable energy production from the cellulosic biomass recovered from the livestock waste streams combined with utilization of the energy produced within the Integrated Projects;

     *  Ethanol production cost savings; and

     *  Various "environmental" credits.

     Exactly what fees and revenues accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects. If Bion is simply the operator of its waste System within an Integrated Project that it develops, it would probably generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of renewable energy to the ethanol plant and/or other facilities, c) fees related to the utilization of the wet distillers grain made possible by the integration, d) fees for its "developer" role, and/or e) sales of the fertilizer and/or other products generated from the waste treatment process. If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO. Sales of distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the distillers grain. If Bion participates in the ownership and/or operation of the integrated CAFO (and its facilities), we will also generate revenues from the sale of the CAFO's end products. While it is possible that Bion would have a uniform ownership interest throughout a Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

     We believe that our technology platform and the proposed Projects do not involve significant technology risk. Our waste handling technology is modular and scalable, has been utilized efficiently in the past and has been verified by peer-reviewed data. The other Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion/gasification equipment, all consist of available and fully-tested processes and equipment that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity. Bion has a patent pending relating to the Bion integration model described herein.

     Bion has identified three primary market opportunities to potentially develop Integrated Projects depending on the facilities that exist in a given geographic region:

     Existing Processing: Our technology enables newly-permitted livestock herds to be located near existing beef or dairy processing plants. A dedicated herd with Bion environmental treatment will potentially create the opportunity for the processor to brand finished products as being 'environmentally-responsible,' 'Green,' or 'locally-grown,' as well as provide single sourcing for inputs resulting in improved food safety, security and accountability. Locating the herd in close proximity to the existing processing plant will likely substantially reduce its transpor-tation costs and carbon footprint and the processing plant can purchase and utilize the renewable energy Bion produces from the cellulosic biomass recovered by Bion from the CAFO wastes.

     Existing Ethanol: Newly-permitted livestock herds can be located near existing ethanol plants that are struggling in the current economic environment. In Bion's closed-loop livestock/ethanol model, a corn ethanol plant serves as a feed mill for the livestock herd, the ethanol plant(s) provides its distiller grain co-product to supplement the herd's ration, eliminating the ethanol plant's traditional costs to dry, market and ship its distiller grains. The ethanol plant(s) becomes an onsite/local consumer of the renewable energy generated from the herd's waste that replaces all of the remaining fossil fuel requirements of the ethanol plant. Efficiency can be significantly increased since integration enables three 'shots' at the corn: first ethanol is produced from it, then it is fed to the cows, then renewable energy is produced from the leftover cellulosic biomass extracted from the livestock waste stream. Integration with Bion's technology platform has the potential to more than triple the energy efficiency of corn ethanol production, improving the generally-accepted net energy balance of 1.4 to 1 to approximately 3.5-5 to 1 range (based on the Argonne National Laboratories GREET model assessment of a similar integrated, closed-loop project) -- similar to the efficiency targets publicly discussed for future cellulosic ethanol production--and thereby greatly reduce the carbon footprint.

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

* Processing, drying and combusting/gasifying the recovered cellulosic biomass portion of the CAFO's manure stream to produce heat used for solids drying and to replace natural gas usage by the ethanol production process and other co-located facilities;

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

     In order to implement this plan, Bion will need to work with CAFO's, ethanol producers and/or end-product processors to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that at least the following take place: a) the CAFO and ethanol plant (and other facilities) agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its System to process the CAFO's waste stream and produces renewable energy and other products from the waste stream, c) the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration and d)the ethanol plant and/or end product facilities agree to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases. These agreements could be in the form of joint ventures, in which all parties share the cost and ownership of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

CORPORATE BACKGROUND

     The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are located at the residence of our president at 1774 Summitview Way, Crestone, Colorado 81131. Our primary telephone number is 212-758-6622. We have no additional offices at this time.

DEVELOPMENT OF OUR BUSINESS

     Substantially all of our business and operations to date has been conducted through wholly owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation ("Bion Dairy") through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996). Bion is also the parent of Dairy Parks, LLC (an inactive Delaware entity organized July 25, 2001), Bion PA 1 LLC (a Colorado entity organized August 14, 2008) and Bion PA 2 LLC (a Colorado entity organized June 24, 2010). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

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

     As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2004. We designed and tested Systems that use state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions. These Systems are smaller, faster and require less capital per animal than our first generation NMS systems. The initial versions of our new generation of Bion Systems was designed to harvest solids used to produce organic fertilizer and soil amendments or additives (the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

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

     Through 2007 the demonstration project at the DeVries Dairy in Texas also provided Bion with the opportunity to explore mechanisms to best separate the processed manure into streams of coarse and fine solids, with the coarse cellulosic solids/biomass supporting generation of renewable energy and the fine solids potentially becoming the basis of organic fertilizer products and/or a high protein animal feed ingredients. On-going research was also carried out on various aspects of nutrient releases and atmospheric emissions.

     Bion discontinued operation of the DeVries demonstration research system during 2008.

     During 2005-2008, Bion focused on completing development of its technology platform and business model. As such, we did not pursue near term revenue opportunities such as retrofitting existing CAFO's with interim versions of our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Integrated Projects.

     We are currently pursuing two large market opportunities: 1) retrofit and environmental remediation of existing CAFOs and 2) development of Integrated Projects as described above.

     We believe significant retrofit opportunities exist that will enable us to generate additional future revenue streams from Bion's technology. The initial retrofit opportunities we are pursuing are related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program').

     Chesapeake Bay Watershed: Kreider Farms Projects

     The urgency and priority of the Chesapeake Bay Program was made clear with President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the appointment of Chuck Fox by EPA Secretary Lisa Jackson to act as a "czar" for CB cleanup efforts. In May 2010, EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025. Today, 89 of the 92 Bay and tidal watershed segments are not in compliance with water quality standards (97% out of compliance). EPA and associated state agencies have also committed to short term 2 year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives. Prior EPA documents defined the overall mission as requiring an approximately 140 million pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay (an approximately 44% reduction from 315 million pounds of N per year to 175 million pounds of N per year) by 2025 and the Company believes that in order to meet the current goals the reduction will need to be that large (or larger) within that time period (or a shorter period). Importantly, the timetable for compliance appears to have been shortened which will likely require significantly greater annual N reductions in earlier years for Pennsylvania, Maryland and Virginia. As a result, Bion believes that its long term opportunity related to the Chesapeake Bay clean-up has potentially been significantly expanded and accelerated.

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

     During May 2008, the PADEP approved Bion's protocols to determine how many tradable nutrient (nitrogen and phosphorus) credits Bion will receive for nutrient reductions achieved through installation of its comprehensive dairy waste management technology in Phase 1 of the Kreider project pursuant to Pennsylvania's efforts under the Chesapeake Bay Program mandates (with Phase 2 being the integration of the treatment system with Kreider's poultry manure and the development of a renewable energy production facility). During
April 2010, the PADEP issued an amended certification.   The DEP's approval
enables the certification of credits both for ammonia air emission reductions as well as significantly reducing the leaching and runoff potential of land applied nutrients. The PADEP has certified the proposed System at Kreider dairy for 107 nitrogen and 13 phosphorus credits (each credit represents an annual pound of reduction) for each of the 1,200 dairy cows (subject to testing and verification after operations have been stabilized).

      During August 2010, Bion PA 1, LLC received a permit from the PADEP to authorize the construction of the Bion Nutrient Management Facility ('System') at Kreider Dairy Farm. Design and engineering work is underway and the Company will soon commence pre-construction activities including ordering of equipment for the System and execution of various related agreements. It is anticipated that construction will commence on the System in the next 45 days and that the System will become operational by Spring 2011.

     During January 2009 the Board of the Pennsylvania Infrastructure Investment Authority ('Pennvest') approved a loan of up to $7.8 million to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for development and construction of the Kreider Nutrient Management Facility at Kreider Dairy Farm ('Kreider System') of Bion's Kreider Farms projects ('Pennvest Loan'). The Pennvest Loan is structured in phases (pre- and post-completion of design/construction bids) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by Bion PA 1, LLC. In connection with the Pennvest Loan the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which 'technology guaranty' will expire when the Kreider System's nutrient reduction performance has been demonstrated. The Company anticipates that the initial settlement/closing of the Pennvest Loan will take place within 30-45 days and that Bion will submit its initial request for drawdown/reimbursement to Pennvest shortly thereafter. It is anticipated that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received within approximately 60-90 days.

    Bion's agreements with Kreider Farms provide for a second phase which will expand the initial system to treat the waste from the Kreider dairy support herd, treat the waste from Kreider's approximately 4.6 million chickens and construct a renewable energy production facility that will generate renewable energy through the combustion/gasification of the poultry wastes and the cellulosic biomass captured by Bion in the Phase 1 System ('Kreider Renewable Energy Facility'). This opportunity will be pursued through Bion PA 2, LLC. During August 2010 the Company filed its application for nutrient credits with the PADEP related to the Kreider Renewable Energy Facility. Bion will work with the PADEP to finalize credit protocols related to the Kreider Renewable Energy Facility which will generate renewable energy from the dairy solids/biomass produced in the Kreider Phase 1 System and poultry waste from Kreider's poultry operations (and possibly other poultry operations in the region). The review process to clarify certain issues is under way. The Company does not yet have financing in place for the Kreider Renewable Energy Facility.

     Bion anticipates that the Kreider System and Kreider Renewable Energy Facility will generate revenue from sale of nutrient credits, renewable energy and, in time, credits for the reduction of greenhouse gas emissions. Bion estimates that treatment of Kreider's combined dairy and poultry waste will ultimately produce approximately 1.0-1.5 million (or more) tradable nutrient credits annually, with the potential of additional nutrient credits to be generated from the treatment of waste from other livestock operations located in the area.

     Note that a 2008 independent study commissioned by the Pennsylvania State Senate estimates that capital costs of $1.4 billion plus $60 million annual operating costs (which yields an amortized average cost of approximately $28 per lb nitrogen reduction per year) will be required to upgrade the municipal wastewater treatment plants in Pennsylvania to meet the initial standards then in place to meet programmatic mandates set by the Chesapeake Bay Program (which mandates appear to have been increased and accelerated). Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) for an annual total cost in the range of $6-$10 per lb - roughly the equivalent of the projected municipal wastewater upgrade annual operating costs alone - thereby creating potential saving to Pennsylvania ratepayers of most of the $1.4 billion capital cost required for wastewater treatment plant nitrogen reduction upgrades, if Bion's technology were utilized to offset all of the required nitrogen reductions (which is not likely) under the Pennsylvania portion of the Chesapeake Bay Program.

     Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies makes it reasonable to believe that Bion's potential profitability from these projects should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 75 million (or more) pounds annually (including airborne ammonia) over the next decade with certified tradable nutrient credits potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes to capture some significant portion of the work related to this clean-up mandate (which portion cannot be reasonably estimated at this time).

     Bion also believes that it is reasonable to assume that the Chesapeake Bay Program strategies developed by US EPA and various state regulatory agencies to address the issue of excess nitrogen loadings to the Chesapeake Bay watershed clean-up will be subsequently applied to deal with the much larger nutrient pollution problems of the Mississippi River Basin that are a primary cause of the 'Dead Zone' in the Gulf of Mexico and similar problems in the Great Lakes and elsewhere. We believe that Bion will potentially have large business opportunities for utilization of its technology as efforts to clean up such polluted areas develop but such opportunities are not quantifiable at this time.

     Integrated Projects

     Bion's remains focused on implementation of its integrated technology platform as the basis for development of its large-scale Integrated Projects. Bion will pursue this opportunity through our Projects Group subsidiary (and project specific subsidiaries/entities) which will act as the developer and manager of, and a direct participant in and/or owner of components of, the Projects. As such, Bion will:

     *  locate, secure and develop appropriate sites;

     * negotiate agreements with both input providers and, in certain instances, end-product users;

     * secure required permits and other approvals based upon clear standards that establish acceptable environmental operating parameters for each component of the Integrated Projects;

     *  manage construction and operation of the Projects; and

     * provide its waste treatment services to CAFO operators in the Projects for a fee while producing renewable energy for on-site use (including sale to the integrated biofuel and/or end product facilities) and/or third party sale, and, possibly, fine solids products for sale.

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

     During fiscal 2008 Bion began pre-development work on an Integrated Project comprised of a large-scale beef cattle finishing operation and an ethanol production facility to be located in upstate New York. Bion was initially focused on St. Lawrence County but more recently has explored opportunities in other nearby upstate regions including Oswego County which has an existing ethanol production facility. No final decision has yet been made as to where (if anywhere) the initial New York State Project will be located. Bion believes its proposed closed loop upstate New York Integrated Projects will have substantial competitive advantages due to the overall scale and gains in resource efficiency, branding opportunities, and proximity to a market consisting of 50 million people within a 350 mile radius as well as export potential through the St. Lawrence Seaway. Bion's current preliminary plans call for Phase 1 of this Project to include approximately 72,000 beef cattle with a dedicated slaughter and cooking (further processing) facility and an ethanol plant (existing or newly constructed) integrated with the herd. Bion anticipates that renewable energy produced from the cellulosic biomass that Bion's technology recovers from the livestock waste stream will replace most (if not all) of the fossil fuel needs of the ethanol production and other integrated facilities. Bion estimates that the basic capital expense for the NYS project will be not less than $200 million and that the Project, if developed, will result in the creation of 350 to 400 (or more) permanent long term jobs. Note that this Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired and Bion has no commitments from anyone related to financing or participation in this Project and that no such Project has yet been developed by Bion (or others). This project is currently in the pre-development phase. However, Bion anticipates that it may option land and commence the actual development phase during the current fiscal year.

     In addition to the NYS beef cattle Project described above, Bion has been working with various local and state agencies in Nebraska, Pennsylvania and elsewhere to develop a large scale integrated beef and/or dairy/cheese Integrated Projects that would require capital expense estimated to be in the range of $120 million to in excess of $750 million and would potentially generate 300 or more jobs for beef-based projects and 700 to 850 full time permanent jobs for dairy/cheese based projects. A dairy/cheese-based
Project would integrate multiple, newly constructed, very large-scale dairy complexes with a new dedicated milk processing/cheese production facility and, most likely, one or more existing ethanol production facilities. Preliminary plans under discussion involve up to 80,000 milking cows (requiring approximately 140,000 total head including the dairy support herd and steers) to be located on several satellite farms with waste treated by Bion's technology to assure environmental compliance and to produce renewable energy for use in the integrated facilities to replace fossil fuel requirements. Bion has been involved in discussions regarding such a dairy/cheese project with Nebraska state development officials, as well as a large cheese producer/distributor and major dairy industry participants. Additionally, Bion has been involved in discussions related to a beef-based Project with Pennsylvania state development officials. Note that these Projects have not yet emerged from the early pre-development phase, no land or permits for either of these Projects has been acquired and Bion has no commitments from anyone related to financing or participation in such Projects and that no such Project has yet been developed by Bion (or others). These projects are in very early stages.

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

     At present it is not possible to determine whether any of the Projects referred to above will move to the development phase, will actually be developed and constructed, or precisely what, if any, the economic returns and/or profitability for such Integrated Projects (and/or for Bion in connection therewith) will be due to the pre-development stage of each Project and numerous unknown variables related to future financing and partnering terms, as well as the availability of existing and proposed economic development incentive plans for which such Projects may qualify. However, Bion strongly believes that the economic efficiencies of these closed loop Integrated Projects will potentially increase the annual returns by 5 percentage points (or more) over the existing dairy/livestock/food industry metrics. In basic commodity businesses such as food products and ethanol production, such an increase, if realized, represents a very significant economic advantage which Bion believes will result in advantageous financing terms and in clearly superior profitability for its Integrated Projects.

RECENT FINANCINGS

SERIES B CONVERTIBLE PREFERRED STOCK (2009)

     On July 29, 2009 the Company concluded a private offering in which we sold 28,170 shares of its Series B Convertible Preferred Shares ('Series B Preferred Shares') and received net proceeds of approximately $2,450,000 after commissions and offering expenses. The Company sold 21,320 Series B Preferred Shares through June 30, 2009 for net proceeds of approximately $1,854,840 with the balance sold thereafter. The Series B Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $2.00 per share and will be redeemed at 3 years if not previously converted.

SERIES C CONVERTIBLE PREFERRED STOCK (2010)

     During April 2010 the Company concluded a private offering in which we sold 15,400 shares of its Series C Convertible Preferred Shares ('Series C Preferred Shares') and received net proceeds of approximately $1,339,800 after commissions and offering expenses. The Company sold 2,600 Series C Preferred Shares through June 30, 2010 in a second offering for net proceeds of approximately $226,200. Through final closing on September 17, 2010 an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale of 7,400 shares of Series C Preferred Stock in the second offering. The Company has 22,800 shares of Series C Preferred Stock outstanding as of this date. The Series C Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $4.00 per share and will be redeemed at 3 years if not previously converted. The Company has the right to call for the redemption of the Preferred Shares one year after the issuance of the initial Series C Preferred Shares and, if Bion initiates such a call for redemption, the holders of the Preferred Shares have the right to convert the Preferred Shares to common stock prior to such redemption.

SALES OF COMMON STOCK DURING 2009 and 2010 FISCAL YEARS

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

     During the fiscal year ended June 30, 2010 the Company sold 8,769 shares, in aggregate, of its restricted common stock for $13,153 of cash (net proceeds). Additionally the Company issued 306,990 shares of its restricted common stock, in aggregate, for $511,527 of services. The Company also issued 315,449 shares, in aggregate, of its restricted common stock in conversion of $255,010 of its debt to equity.

COMPETITION

     There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues. This competition is increasing with the growing governmental and public concern focused on pollution due to CAFO wastes. Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons") are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries. Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states. Although we believe that Bion has the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids). Additionally, many efforts are underway to develop and test new technologies.

     Our ability to compete is dependent upon our ability to obtain required approvals and permits from regulatory authorities and upon our ability to introduce and market our Systems in the appropriate industry and geographic segments.

     There is also extensive competition in the livestock, ethanol production, biomass renewable energy, organic soil amendment/fertilizer/ organic fertilizer and feed ingredient markets. There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter. Many of these companies have established marketing and sales organizations and customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.

     Additionally, a number of companies, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, are, or have in the past, pursued, with limited success to date, the development of various forms of "closed loop" projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production. While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's

Integrated Projects with limited success to date, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs), which technologies do not reduce polluting nutrient releases and/or gaseous emissions in the manner or to the extent that Bion's technology reduces such negative environmental impacts. Further, although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that Bion believes will be produced by its technology platform from the biomass extracted from the CAFO waste stream based on Bion's internal analysis. None of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

     In our Integrated Projects business, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a limited number of Integrated Projects will be developed. We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during fiscal 2011, and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a few major Projects or customers.

PATENTS

     We are the sole owner of four currently active United States patents (numbered below), one Australian patent, one Canadian patent, one patent from Mexico and one New Zealand patent:

     1* U.S. Patent No. 6,689,274, Low Oxygen Waste Bioconversion System, expires November 2020.
     2* U.S. Patent No. 6,908,495, extension of Low Oxygen Waste Bioconversion System, expires June 2023.
     3* U.S. Patent No. 7,431,839 - 10/7/08: Low Oxygen Biologically Mediated Nutrient Removal; expires December 2021.
     4* U.S. Patent No. 7,575, 685 - 8/18/09: Low Oxygen Biologically Mediated Nutrient Removal." expires November 2023.
      * Australian Patent No. 2002227224, Low Oxygen Organic Waste Bioconversion System; expires November 8, 2021.
      * Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process, expires August 2012.
      * New Zealand Patent No. 526,342, Low Oxygen Organic Waste Bioconversion System, expires November 8, 2021.
      * Mexican Patent No. 240,124, Low Oxygen Organic Waste Bioconversion System, expires November 8, 2021.
      * Mexican Patent No. 263,375, Low Oxygen Organic Waste Bioconversion System, expires November 8, 2028.

US Pending:
-----------

     On November 3, 2006, we filed a patent application titled
"Environmentally Compatible Integrated Food and Energy Production System." The application number is 11/592,511.

     On August 17, 2009, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 12/542,122.

     On February 25, 2010, we filed a patent application titled "Method for Treating Nitrogen in Waste Streams." The application number is 12/713,011.

Canadian Pending:
-----------------

     On November 8, 2001, we filed a patent application titled "Low Oxygen Organic Waste Bioconversion System." The application number is 2428417. First office action received on April 9, 2010.

     On April 18, 2005, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 2503166. First office action received on August 31, 2010.

European Union Pending:
-----------------------

     On November 8, 2001, we filed a patent application titled "Low Oxygen Organic Waste Bioconversion System." The application number is 1993586.5. First office action received on June 8, 2010.

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

RESEARCH AND DEVELOPMENT

     During the years ended June 30, 2010 and June 30, 2009, respectively, we expended approximately $194,000 and $357,000 (including non-cash stock-based compensation expenditures) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects and remediation activities. Bion's main efforts were directed at further refinement of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed. The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the years prior to 2009 due to the fact that during the 2009 fiscal year a greater portion of the Company's activities were focused on commercialization and business development based on our technology.

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

     * Our System installations and operations require governmental permits and/or other approvals in many jurisdictions; and

     * To the extent we own or operate Integrated Projects including CAFO facilities and ethanol plants, those facilities will be subject to environmental regulations.

EMPLOYEES

     As of September 15, 2010, we had 12 employees and primary consultants, 10 of whom are performing services for the Company on a full-time basis and 2 of whom (Jeff Kappel and Edward Schafer) provide consulting services to the Company on a part-time basis at this time. Our future success depends in significant part on the continued service of our key technical and senior management personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A.  RISK FACTORS.

     Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not applicable.

ITEM 2.  PROPERTIES.

     The Company maintains its corporate office at Box 566/1774 Summitview Way, Crestone, Colorado 81131, the office of its president, and its main corporate telephone number is: (212) 758-6622. The Company remains responsible for its former corporate offices at 641 Lexington Ave, New York, New York 10022 which are currently subleased to Mr. Salvatore Zizza, former Chairman and director of the Company's Integrated Projects subsidiary. These offices are leased pursuant to a non-cancellable operating lease that became effective on August 1, 2006 and expires on November 30, 2013. The average monthly rental for the balance of the term of the lease is $15,820. The master sub-lease with Mr. Zizza, presently not an affiliate of the Company, presently pays the Company's entire obligations under this lease through November 30, 2013.

     The Company holds four currently active United States patents, one Canadian patent, two patents from Mexico, one patent from Australia and one New Zealand patent as described above. Three U.S. patent applications have been filed and are pending and one application is pending in each of Canada and the European Union.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any material litigation.

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

                                            2009            2010
                                       --------------   -------------
Fiscal Year Ended June 30,             High     Low     High     Low
--------------------------             ----     -----   -----    -----

First Fiscal Quarter                   $2.74    $1.72   $2.72    $0.85
Second Fiscal Quarter                  $2.10    $0.55   $2.77    $1.62
Third Fiscal Quarter                   $1.25    $0.64   $2.27    $1.54
Fourth Fiscal Quarter                  $1.90    $0.76   $2.39    $1.20


     (b)  Holders

     The number of holders of record of our common stock at August 31, 2010 was approximately 1,650. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

     During fiscal year 2009 the Company paid an aggregate dividend of $12,877 on Series B Preferred Stock which was outstanding during the year. During fiscal year 2010 the Company paid an aggregate dividend of $275,067 and $59,538, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans

     In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan. The Plan was ratified by the Company's shareholders in October 2006. Under the Plan, Directors may grant Options, Stand Alone Stock

Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 6,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 500,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000. 2,803,333 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, 250,000 options to certain employees that will be granted upon the execution of new employment agreements, 232,500 options to certain employees that have expired but will be extended upon the execution of new employment agreements and 50,000 options granted on August 31, 2010. Of the 2,803,333 options, 2,233,333 are vested as of September 1, 2010. Additionally, 465,000 shares of Contingent Stock Bonuses (none of which are vested) and 150,000 shares of Stock Bonuses have been granted under the Plan, of which 80,000 are vested as of September 1, 2010.

Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of June 30, 2010:

--------------------------------------------------------------------------------------
                                                                   Number of
                       Number of securi-                           securities remain-
                       ties to be issued     Weighted-average      ing available for
                       upon exercise of      exercise price of     future issuance
                       outstanding options,  outstanding options,  under equity
                       warrants and rights   warrants and rights   compensation plans
Plan Category               (a)                     (b)                    (c)
--------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders          2,270,833                 $2.85              3,729,167
--------------------------------------------------------------------------------------
Equity compensation
plans not approved
by security holders            -                      -                     -
--------------------------------------------------------------------------------------
     Total                2,270,833                 $2.85              3,729,167
--------------------------------------------------------------------------------------

     (e)  Recent Sales of Unregistered Securities:

     During April 2010 the Company concluded a private offering in which we sold 15,400 shares of our Series C Convertible Preferred Shares ('Series C Preferred Shares')and received net proceeds of approximately $1,339,800 after commissions and offering expenses. The Company sold 2,600 Series C Preferred Shares through the June 30, 2010 interim closing of the second offering for net proceeds of approximately $226,200 in a second offering. Through final closing on September 17, 2010, an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale 7,400 shares of

Series C Preferred Stock in the second offering. The Company has 22,800 shares of Series C Preferred Stock outstanding as of this date.
 The Series C Preferred Shares were sold to accredited investors under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Series C Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $4.00 per share, may be redeemed by the Company commencing one year after the initial sale in each offering and will be redeemed at 3 years if not previously converted.

     During the fiscal year ended June 30, 2010 the Company sold 8,769 shares, in aggregate, of its restricted common stock for $13,153 of cash (net proceeds). Additionally the Company issued 306,990 shares of its restricted common stock, in aggregate, for $511,527 of services. The Company also issued 315,449 shares, in aggregate, of its restricted common stock in conversion of $255,010 of its debt to equity. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

     On July 29, 2009 the Company concluded a private offering in which we sold 28,170 shares of its Series B Convertible Preferred Shares ('Series B Preferred Shares')and received net proceeds of approximately $2,450,000 after commissions and offering expenses. The Series B Preferred Shares were sold to accredited investors under Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Company sold 21,320 Series B Preferred Shares through June 30, 2009 for net proceeds of approximately $1,854,840 with the balance sold thereafter. The Series B Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $2.00 per share and will be redeemed at 3 years if not previously converted.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2010 and 2009 ("Financial Statements").

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

BUSINESS OVERVIEW

     For several years, the Company focused on completion of the development of its second-generation technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, Confined Animal Feeding Operations ("CAFO's"), which development is now substantially complete. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets; and 2) to develop Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors.

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ('Pennvest') approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays over the past year, on August 12, 2010, the Company received a permit for construction of the Phase 1 Kreider System. Construction related activities and equipment ordering are expected to commence during the next 30-45 days. The Company anticipates that the initial settlement/closing of the Pennvest loan will take place during the next 30 days and that we will submit our initial drawdown/reimbursement request to Pennvest shortly thereafter. The Company presently anticipates that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will be received during the next 60-90 days. The Company believes that the construction will be completed and the project will be operational by Spring 2011. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

     Additionally, we believe that Bion's technology platform will allow the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states. The Company has tentatively selected the Town of Schroeppel and Oswego County, New York for its initial Integrated Project and anticipates optioning land in that area during the current fiscal year or soon thereafter (although other locations in upstate New York and in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-6 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2010 and 2009 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively. At June 30, 2010, the Company had a working capital surplus and stockholders' deficit of approximately $381,000 and $1,535,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

Stock-based compensation

     The Company follows the provisions of Accounting Standards Codification 718, which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based upon their fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise's involvement with a VIE. The adoption of this guidance (effective for the Company July 1, 2010) is not expected to have a material impact on the Company's consolidated financial statements.

     In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard. As a result, the Company is no longer required to disclose in the financial statements that the Company has evaluated subsequent events or disclose the date through which subsequent events have been evaluated.

YEAR ENDED JUNE 30, 2010 COMPARED TO THE YEAR ENDED JUNE 30, 2009

General and Administrative

     Total general and administrative expenses were $2,778,000 and $1,960,000 for the years ended June 30, 2010 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $464,000 and $25,000 for the years ended June 30, 2010 and 2009, respectively, were $2,314,000 and $1,935,000 for the years ended June 30, 2010 and 2009, respectively, representing a $379,000 increase. Legal expenses for the years ended June 30, 2010 and 2009 were approximately $535,000 and $138,000, respectively. Legal fees were higher during the year ended June 30, 2010 due to the hiring of an additional law firm to pursue federal legislative initiatives related to development of our Integrated Projects and remediation business opportunities in addition to ongoing work related to our Kreider projects. Legal costs for the year ended June 30, 2009 were lower due to insurance reimbursements of legal costs relating to the
Centerpoint litigation.   Accounting and tax fees were approximately $127,000
and $100,000 for the years ended June 30, 2010 and 2009, respectively. The increase in accounting and tax fees for the fiscal year 2010 is attributable to the costs associated with the preparation of three years of federal and state tax returns. The Company also expensed $54,000 and $1,000 for the years ended June 30, 2010 and 2009, respectively, in investor relations related costs due to the increase in shareholders and investing activities during the current fiscal year. Partially offsetting the higher legal, accounting and tax and investor relations fees described above are reduced salary and payroll expenses of $672,000 and $703,000 for the years ended June 30, 2010 and 2009, respectively. The decrease in salaries and related payroll taxes is due to the fact that approximately $189,000 of salary and payroll tax cost was capitalized as a direct cost of the KF project.

     General and administrative stock-based compensation for the years ended June 30, 2010 and 2009 consist of the following:

                                                Year ended     Year ended
                                               June 30, 2010  June 30, 2009
                                               -------------  -------------
General and administrative:
  Fair value remeasurement of options with
   service conditions                           $   92,000      $(184,000)
  Fair value of stock options expensed under
   ASC 718                                         307,000        209,000
  Fair value of stock bonuses expensed              65,000              -
                                                ----------      ---------
     Total                                      $  464,000      $  25,000
                                                ==========      =========

     Stock-based compensation charges increased from $25,000 to $464,000 for the years ended June 30, 2009 and 2010, respectively. The Company recognized general and administrative expenses/(credits) of $92,000 and $(184,000) for the remeasurement of options with service conditions. The increase is due to the remeasurement of options with service conditions and changes in the fair value of the options during the years ended June 30, 2009 and 2010. For the year ended June 30, 2010 the Company recognized expense relating to the fair value of stock options for general and administrative employees of $307,000, compared to $209,000 for the year ended June 30, 2009. Compensation expense relating to stock options was higher during the year ended June 30, 2010 due to 275,000 options being granted during the year versus 75,000 options being issued during the prior fiscal year. The Company also recognized general and administrative expenses of $65,000 due to the issuance of stock bonuses during the year ended June 30, 2010 which have vesting periods over a year. There was no similar expense in the 2009 fiscal year.

Research and development

     Total research and development expenses were $194,000 and $357,000 for the years ended June 30, 2010 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges of $17,000 and $118,000 for the years ended June 30, 2010 and 2009 were $177,000 and $239,000, respectively. The primary reason for the decrease in research and development expenses during the year ended June 30, 2010 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense. Salary and payroll related taxes were $98,000 and $130,000 for the years ended June 30, 2010 and 2009, respectively, and the decrease is due to the expensing of previous research and development employees to general and administrative expense and the capitalization salaries for the KF project.

     Research and development stock-based compensation for the year ended June 30, 2010 and 2009 consist of the following:

                                                Year ended     Year ended
                                               June 30, 2010  June 30, 2009
                                               -------------  -------------
Research and development:
  Fair value remeasurement of options with
   service conditions                            $      -       $ 65,000
  Fair value of stock bonuses expensed             10,000              -
  Fair value of stock options expensed
   under ASC 718                                    7,000         53,000
                                                 --------       --------
     Total                                       $ 17,000       $118,000
                                                 ========       ========

     Stock-based compensation expense decreased from $118,000 for the year ended June 30, 2009 to $17,000 for the fiscal year 2010. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2010 were primarily allocated to general and administrative and/or capitalized as part of the KF Project.

Loss from Operations

     As a result of the factors described above, the loss from operations was $2,972,000 and $2,317,000 for the years ended June 30, 2010 and 2009, respectively.

Other expense (income)

     Other expense (income) was $4,000 and $(999,000) for the years ended June 30, 2010 and 2009, respectively. Interest expense decreased to $2,000 for the years ended June 30, 2010 from $38,000 for the year ended June 30, 2009. Interest expense decreased due to lower interest bearing debt during the year ended June 30, 2010. Interest income was $13,000 and $2,000 for the years ended June 30, 2010 and 2009, respectively, and the increase is due to higher interest bearing cash deposits due to proceeds from the sale of Preferred Series B and C shares during the 2010 fiscal year. For the year ended June 30, 2009, the Company recognized other income of $1,034,000 due to the forfeiture of deferred compensation relating the cancellation of Mr. Zizza's Notes of $959,000 and a $75,000 settlement with the Company's directors and officers' liability insurance providers. For the year ended June 30, 2010, the Company record $15,000 loss on extinguishment of debt due to the modification the terms of a deferred compensation agreement.

Net loss attributable to the noncontrolling interest

     The net loss attributable to the noncontrolling interest was $5,000 and $6,000 for the years ended June 30, 2010 and 2009, respectively.

Net loss attributable to Bion's common stockholders

     As a result of the factors described above, the net loss attributable to Bion's common stockholders was $3,305,000 and $1,325,000 for the years ended June 30, 2010 and 2009, respectively, resulting in the net loss per basic and diluted common share for the years ended June 30, 2010 and 2009 of $0.28 and $0.12, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements for the year ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

     As of June 30, 2010, the Company had cash and cash equivalents of approximately $1,026,000. During the year ended June 30, 2010, net cash used in operating activities was $2,084,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the year ended June 30, 2010 the Company used $390,000 for the purchase of property and equipment and the design and permitting of the KF Project which has been capitalized as property and equipment. Cash of $29,000 was provided due to the release of restricted funds during the year ended June 30, 2010.

Financing Activities

     During the year ended June 30, 2010, $13,000 of cash was provided from the sale of the Company's restricted common stock, $596,000 was provided from the sale of the Company's Series B preferred stock and $1,566,000 was provided from the sale of the Company's Series C preferred stock. The Company used $163,000 for the repayment of loans payable to affiliates and $218,000 and $20,000 was paid for Series B and Series C preferred dividends, respectively.

     As of June 30, 2010 the Company has significant debt obligations consisting primarily of deferred compensation of $165,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. As of June 30, 2010, the Company has 40 months remaining on the lease.

Plan of Operations and Outlook

     As of June 30, 2010 the Company had cash and cash equivalents of approximately $1,026,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company received a permit for construction of the KF Project on August 12, 2010. The Company anticipates that construction related activities and equipment ordering commenced will commence during the next 30-45 days. The Company anticipates that the initial settlement/closing of the Pennvest loan will take place within 30 days and that we will submit our initial drawdown/reimbursement request shortly thereafter. The Company anticipates that the initial drawdown/reimbursement from Pennvest will be received within 60-90 days.

     The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 (debt and equity) during the next twelve months. There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2010 fiscal year. The Company has tentatively selected the Town of Schroeppel and Oswego County, New York for its initial Project and anticipates optioning land in that area during the 2011 fiscal year or soon thereafter (although other locations in upstate New York and in other states are also under review). At present it is possible, but not certain, that the initial Integrated In addition, Bion intends to choose sites for additional Projects during the calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 6 or more of these Integrated Projects will be in full operation in 3-6 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $57,315 in connection with the lease as of June 30, 2010. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 32% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658. Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility that will treat cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects. After substantial unanticipated delays over the past year, on August 12, 2010, the Company received a permit for construction of the Phase 1 Kreider System. Construction related activities and equipment ordering commenced shortly thereafter. The Company anticipates that the initial settlement/closing of the Pennvest loan will take place during the next 30-45 days and that we will submit our initial drawdown/ reimbursement request to Pennvest shortly thereafter. The Company presently anticipates that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received during the next 60-90 days. The Company believes the $7.8 million loan from Pennvest will be sufficient to fund the anticipated construction costs and that the construction will be completed and the project will be operational during the Spring of 2011. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

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

     The consolidated financial statements are set forth on pages F-1 through F-27 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

     As of June 30, 2010, under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2010 as a result of the material weakness in internal control over financial reporting discussed below.

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

     Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010. Our Chief Executive Officer and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report on internal control in this annual report.

ITEM 9B.  OTHER INFORMATION

     None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name                       Age     Position
----                       ---     --------

Director and Officers:

  Mark A. Smith            60      President, General Counsel, Interim Chief
                                   Financial Officer and Director

  Jon Northrop             67      Secretary and Director

Significant Employees:

  Jeremy Rowland           47      Chief Operating Officer of Services Group

  James W. Morris          60      Chief Technology Officer

  George W. Bloom          61      Chief Engineering Officer

  Dominic Bassani          64      Director-Special Projects and Strategic
                                   Planning of Projects Group and Full Time
                                   Consultant to Bion

     Mark A. Smith (60) has been President, General Counsel, interim Chief Financial Officer and a director of Bion Environmental Technologies, Inc. since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

     Jon Northrop (67) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland, Ohio. Jon Northrop is the brother of Jere Northrop.

     George W. Bloom (56), Bion's Chief Engineering Officer, has been with Bion since December 2000 and served as Chief Operating Officer since January 15, 2002 of our Bion Technologies, Inc. subsidiary until our 2008 functional reorganization. From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure. Mr. Bloom is a registered professional engineer with over twenty years of environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities. Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

     Jeremy Rowland (47) joined Bion on September 18, 2006 and presently serves as Chief Operating Officer of Services Group. Prior to joining Bion, he worked for URS Corporation, a major national engineering/consulting firm, for 16 years where he developed and lead URS's efforts in the renewable energy marketplace. Mr. Rowland has eighteen years experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. Mr. Rowland earned his MS in Environmental Science in 1987 and his BS in Forest Ecology in 1985 from Southern Illinois University, School of Agriculture Science.

     James W. Morris (60) has served as Bion's Chief Technology Officer since February 2002 and is co-inventor of portions of the Bion Process. Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience. Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University.
He is a member of the American Society of Civil Engineers, Water Environment

Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

     Dominic Bassani (64), a full-time consultant to the Company, served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. Since September 15, 2008 he has served as Director-Special Projects and Strategic Planning of our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp.
(HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (now EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

                                                                            Non-
                                                                            Equity  Non-
                                                                            Incen-  Qualified
                                                                            tive    Deferred
                                                                            Plan    Compen-   Other
                              Fiscal                     Stock    Option    Compen- sation    Compen-
Name and Principal Position   Year   Salary(1)  Bonus    Awards   Awards(2) sation  Earnings  sation   Total
---------------------------   ------ ---------  -------- -------  --------- ------  --------- ------- ---------
Mark A. Smith (3)             2010   $171,000   $ 35,000 $     -  $ 46,750   $ -      $ -      $ -    $252,750
 President and Interim Chief  2009   $150,000   $ 37,500 $     -  $  7,750   $ -      $ -      $ -    $195,250
 Financial Officer since
 March 25, 2003, Director

Brightcap/Dominic Bassani(4)  2010   $309,000   $ 60,000 $     -  $      -   $ -      $ -      $ -    $369,000
 VP-Special Projects &        2009   $300,000   $125,000 $     -  $      -   $ -      $ -      $ -    $425,000
 Strategic Planning

George W. Bloom (5)           2010   $150,000          - $16,833  $      -   $ -      $ -      $ -    $166,833
 Chief Operating Officer      2009   $150,000          - $     -  $      -   $ -      $ -      $ -    $150,000
 Bion Technologies

James W. Morris (5)           2010   $150,000   $      - $21,042  $      -   $ -      $ -      $ -    $171,042
 Chief Technology Officer     2009   $150,000   $  2,500 $     -  $      -   $ -      $ -      $ -    $152,500
 Bion Technologies

Jeremy Rowland                2010   $150,000   $      - $16,833  $118,345   $ -      $ -      $ -    $285,178
 Chief Operating Officer      2009   $150,000   $      - $     -  $178,867   $ -      $ -      $ -    $328,867
 of Services Group

Salvatore J. Zizza (6)        2010   $      -   $      - $     -  $      -   $ -      $ -      $ -    $      -
 Chairman and Director of     2009   $150,000   $      - $     -  $      -   $ -      $ -      $ -    $150,000
 Projects Group
______________________________

(1)  Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)  Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.



                                       43


(3)  Effective July 27, 2010, Mr. Smith has agreed to provide services to Bion and subsidiaries through
     December 31, 2011, at an annual salary of $228,000 commencing September 1, 2010.  Mr. Smith's previous agreement dated September 30, 2009 increased is monthly salary from $12,500 commencing January 1, 2010.
     In January 2009 Mr. Smith agreed to accept 88,102 shares of the Company's common stock in exchange for his deferred salary of $66,076 for the period from July 1, 2008 to December 31, 2008 and also accepted 200,000 shares of the Company's common stock as payment for his calendar year 2009 salary of
     $150,000.

(4)  On September 30, 2009 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual consulting fee of $312,000 for services provided through September 30, 2012.

(5)  Stock awards and options were issued subject to execution of a new employment agreement which as of June 30, 2010, has not been finalized.

(6)  Mr. Zizza was working for the Company at an annual compensation rate of $300,000 prior to his resignation on December 31, 2008.


Employment Agreements

     Effective March 31, 2007 Mark A. Smith, our President, agreed to serve as President, General Counsel and as a Director of the Company and its subsidiaries until December 31, 2007 for compensation at an annual rate of $150,000. The amount deferred through June 30, 2007 under this arrangement is $37,500 which sum has been accrued on a non-convertible and non-interest bearing basis. Amounts accrued prior to April 1, 2006 in the amount of $401,954 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share. The note is mandatorily convertible on July 1, 2009. On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes ("Series A Notes") in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006. As of May 31, 2008, the Company entered into an extension agreement with Mr. Smith through December 31, 2009 (part of which period may consist of consulting) which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company. On January 11, 2009, the Company and Mr. Smith entered into an agreement pursuant to which Mr. Smith will continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries. Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 of $66,076 into 88,102 shares of the Company's common stock at $.75 per share. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith agreed to continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith was paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Effective on July 27, 2010, the Company executed another extension agreement with Mr. Smith pursuant to which he agreed to extend his service to the Company through a date no later than December 31, 2011 at a salary of $19,000 per month. In connection therewith the Company granted MAS a cash bonus of $20,000 payable on January 1, 2011, and a bonus of $20,000 payable in the form of 200,000 warrants exercisable to purchase the Company's restricted stock at a price of $2.00 per share until January 15, 2019.

     Dominic Bassani, full-time consultant to the Company and Director-Special Projects and Strategic Planning of Projects Group, agreed, through Brightcap, to serve as a consultant to Bion and Projects Group until March 31, 2009 for compensation of $300,000 per year. Amounts accrued prior to September 30, 2005 in the amount of $549,704 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share. The note was mandatorily convertible on July 1, 2009. On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006. The amount deferred through June 30, 2007 under this arrangement was $75,000 which sum is accrued on a non-convertible and non-interest bearing basis. During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement. The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. As of June 30, 2008 the Company owed Brightcap deferred compensation of $25,000. On January 11, 2009, the Company entered in an agreement which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement to September 30, 2009. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. Pursuant to the agreement the Company no longer defers compensation earned by Brightcap and since July 2009, Brightcap has been paid in cash. The agreement granted Brightcap the right, at its sole election, to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009. The Brightcap Agreement also extended the maturity date of Mr. Bassani's then outstanding $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. Brightcap's $150,000 deferred compensation for the period from January 1, 2009 through June 30, 2010 is now due on July 1, 2010 and Brightcap has the right to convert this obligation, in whole or in part, to the Company's common stock at $1.50 per share until June 30, 2010. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010. Effective June 30, 2010 Dominic Bassani, Director-Strategic Planning and Special Projects of our Bion Integrated Projects Group, Inc. subsidiary and full-time consultant to the Company, extended the maturity date of the $150,000 convertible obligation due to him to July 1, 2011. In connection with the extension, Mr. Bassani received a $15,000 bonus which was added to the principal of the obligation and the obligation was made interest bearing at a 10% annual simple interest rate. The obligation continues to be convertible into the Company's restricted common stock at a price of $1.50 per share.

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

     Effective June 30, 2009, Mr. Craig Scott, the Company's VP-Capital Markets and Shareholder Relations, agreed to extend the term of his agreement with the Company pursuant to which Mr. Scott acts as Vice President of Capital Markets and Shareholder Relations through December 31, 2010, at an annual salary of $144,000. The Company has granted Mr. Scott options (with vesting conditions) to purchase 100,000 shares of the Company's common stock at a price of $1.25 per share through June 30, 2014. The Company has the right terminate the agreement with 30 days notice commencing December 2009 with no further liability.

Other Agreements

     In May 2005, Bion declared Contingent Stock Bonuses of 690,000 shares, in aggregate, to its key employees and consultants. On September 1, 2010 Contingent Stock Bonuses of 327,500 and 115,000 shares remained outstanding and are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

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

                                      Option Awards                                 Stock Awards
                    ------------------------------------------------  -----------------------------------------
                                                                                                       Equity
                                                                                            Equity     Incentive
                                                                                            Incentive  Plan
                                                                                            Plan       Awards:
                                                                        Number    Market    Awards:    Market or
                                          Equity                        of        Value     Number of  Payout
                                          Incentive                     Shares    of        Unearned   Value of
                   Number of   Number of  Plan                          or        Shares    Shares,    Unearned
                   Securities  Securities Awards:                       Units of  or        Units or   Shares,
                   Underly-    Underly-   Number of                     Stock     Units of  Other      Units
                   ing Un-     ing Un-    Securities   Option           That      Stock     Rights     or Other
                   exercised   exercised  Underlying   Exer-   Option   Have      That      That       Rights
                   Options(#)  Option(#)  Unexercised  cise    Expir-   Not       Have      Have Not   That
                   Exercis-    Unexer-    Unearned     Price   ation    Vested    Not       Vested     Have Not
Name               able        cisable    Options(#)   ($)     Date     (#)       Vested    (3)        Vested
---------------------------------------------------------------------   ----------------------------------------
Mark A. Smith        20,000       -            -       $2.00   2012        -         -          -          -
Mark A. Smith        10,000       -            -       $2.50   2015        -         -          -          -
Mark A. Smith        12,500       -            -       $4.25   2012        -         -          -          -
Mark A. Smith        50,000       -            -       $5.00   2012        -         -          -          -
Mark A. Smith        12,500       -            -       $5.50   2012        -         -          -          -
Mark A. Smith       100,000       -            -       $4.25   2012        -         -          -          -
Mark A. Smith       125,000       -            -       $2.20   2012        -         -          -          -
Mark A. Smith        70,000       -            -       $2.50   2013        -         -          -          -
Mark A. Smith        25,000       -            -       $1.00   2014        -         -          -          -
Mark A. Smith        25,000       -            -       $1.25   2014        -         -          -          -
Mark A. Smith        25,000       -            -       $2.25   2015        -         -          -          -

Brightcap/
Dominic Bassani        -          -            -         -       -         -         -       250,000    375,000

George W. Bloom     100,000       -            -       $2.50   2015        -         -        75,000    112,500
George W. Bloom(1)  100,000       -            -       $3.00   2012        -         -          -          -

James W. Morris     100,000       -            -       $2.50   2015        -         -        75,000    112,500
James W. Morris(1)  100,000       -            -       $3.00   2012        -         -          -          -

Jeremy Rowland(2)   150,000       -            -       $3.00   2012        -         -          -          -
Jeremy Rowland(2)    31,250     18,750         -       $3.00   2012        -         -          -          -

Salvatore J. Zizza    7,500       -            -       $5.00   2012        -         -          -          -
_________________

(1) Options have been approved subject to the execution of a new employment agreement which as of June 30, 2010 has not been finalized.

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

                              DIRECTOR COMPENSATION

     The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2010:

--------------------------------------------------------------------------------------------------
                                               Non-equity   Nonqualified
                 Fees earned           Option  Incentive      Deferred
                 or paid in   Stock    Awards  Plan Compen- Compensation    All Other
Name               Cash($)   Awards($) ($)(1)  sation($)     Earnings($)  Compensation($)  Total($)
--------------------------------------------------------------------------------------------------
Jon Northrop(2)     -           -      23,375      -            -              -           23,375

Jere Northrop
 (3)(4)            9,000        -      19,125      -            -              -           28,125

______________

(1)  Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(2)  Includes 50,000 shares that Mr. Jon Northrop is entitled to purchase through stock options granted on July 1, 2009 and April 1, 2010, all of which are exercisable.

(3)  Includes 45,000 shares that Mr. Jere Northrop is entitled to purchase through stock options granted on July 1, 2009 and October 1, 2010, all of which are exercisable.

(4)  Includes consulting fees paid to Mr. Jere Northrop during fiscal year 2010.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     At September 1, 2010, the Company had issued 12,803,840 shares of its common stock, of which 12,099,531 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

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

     Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 1, 2010. Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 12,099,531 shares outstanding as of September 1, 2010. The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

                                                      Shares of Common Stock
                                                        Beneficially Owned
                                                 ----------------------------------
                                                             Percent of
                                                                Class      Entitled
Name and Address                                  Number     Outstanding   to Vote
----------------                                 ---------   -----------   --------

Centerpoint Corporation (1)                         704,309      5.5%          -
Box 566/1774 Summitview
Crestone, Colorado 81131

Dominic Bassani (2)                               5,040,366     32.2%        33.7%
64 Village Hills Drive
Dix Hills, NY  11746

Chris-Dan, LLC (3)                                1,055,692      8.2%         8.7%
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Bright Capital, Ltd. (4)                          1,522,725     11.4%        12.1%
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Bright Capital, Ltd. Defined                        785,501      6.1%         6.5%
  Benefit Pension Plan (5)
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Anthony Orphanos (6)                              1,285,033     10.0%        10.6%
c/o Carret Asset Management
40 West 57th Street
New York, NY  10019

Danielle Christine Bassani (7)                      614,000      4.6%         4.8%
c/o Dominic Bassani
64 Village Hills Drive
Dix Hills, NY  11746

Mark A. Smith (8)                                 1,963,835     14.4%        15.2%

Jon Northrop (9)                                    329,809      2.5%         2.7%



                                       49



Jeremy Rowland (10)                                 220,000      1.7%         1.8%

James Morris (11)                                   325,000      2.5%         2.7%

George Bloom (12)                                   322,112      2.4%         2.6%

All executive officers, directors
and significant employees as
a group (6 persons)                               8,201,122     47.0%        49.0%
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

(2)   Includes 24,517 shares and 2,200,000 shares underlying warrants held directly by
Mr. Bassani; 237,224 shares and 500,000 shares underlying warrants held by Bright
Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner; 785,501 shares owned by the Bright Capital Ltd. Defined Benefit Pension Plan of which Mr. Bassani is the beneficiary; 1,055,692 shares held by Chris-Dan, LLC of which Mr. Bassani is owner;
25,000 shares underlying warrants held by Mr. Bassani's wife; and 10,050 shares and
44,382 shares held in IRA accounts of Mr. Bassani and his wife, respectively.  Also includes 110,000 shares issuable to Mr. Bassani related to convertible deferred compensation and 48,000 shares owned by Mr. Bassani's daughter, Danielle Bassani.  Mr.
Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation.  Mr. Bassani disclaims ownership of 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)  Represents 1,055,692 shares held directly by Chris-Dan, LLC, which is owned by
Dominic Bassani.

(4)  Represents 237,224 shares held directly by Bright Capital, Ltd. and 500,000 shares underlying warrants held by Bright Capital, Ltd.; and 785,501 shares owned by the Bright Capital, Ltd. Defined Benefit Pension Plan.  Dominic Bassani owns Bright
Capital, Ltd. and is the beneficiary of its Defined Benefit Pension Plan.

(5)  Represents 785,501 shares held directly by the Bright Capital, Ltd. Defined
Benefit Pension Plan.  Dominic Bassani is the beneficiary of this Pension Plan.

(6)  Includes 433,563 shares held directly by Mr. Orphanos plus 25,500 and 10,000 shares, respectively, underlying warrants and options held directly by Mr. Orphanos;
130,263 shares held jointly with his wife; and 685,707 shares held in an IRA.  Not included are 566,000 shares underlying warrants held by the Danielle Christine Bassani
Trust, of which Mr. Orphanos is a co-trustee and 1,687,561 common shares owned by certain clients of Mr. Orphanos, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 785,501 shares owned by the Bright Capital Ltd.
Defined Benefit Pension Plan of which Mr. Bassani is the beneficiary; b) 24,517 shares held by Mr. Bassani personally; c) 54,432 shares owned by IRAs for Mr. Bassani and/or his wife; and 48,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

                                       50


(7)  Represents 566,000 shares underlying warrants held by The Danielle Christine
Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees and 48,000 shares owned by Danielle Bassani, beneficiary of the trust.

(8)  Includes 905,064 shares held directly by Mark A. Smith; 500,000 shares underlying options held directly by Mr. Smith; 325,000 shares underlying warrants held directly by Mr. Smith; 20,834 shares held jointly with his wife; 70,256 shares held by his wife; and 142,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.  Mr. Smith is also the
President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(9)  Includes 108,466 shares held directly by Jon Northrop; 16,464 shares owned by Jon
Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; options to purchase 170,000 shares held by Jon Northrop; and 20,730 shares owned by a family trust, 3,513 shares held by the Harley Northrop Family Foundation and 1,371 shares owned by the Harley Northrop Charitable Remainder UniTrust.  Does not include shares owned by the adult children of Jon Northrop.

(10) Mr. Rowland holds 20,000 shares (of which 10,000 are subject to vesting conditions not yet met) and options to purchase 200,000 shares.

(11) Mr. Morris holds 25,000 shares and options to purchase 300,000 shares (all subject to vesting conditions not yet met) Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

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

        The Company executed a non-cancellable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent under the lease is $15,820. The Company provided the lessor with a letter of credit in the amount of $128,443 in connection with the lease which reduces over the term of the release. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Projects Group. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and, for a one year initial period, became responsible to make all payments pursuant to the lease and manage the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account and Mr. Zizza has utilized such funds as partial funding of the monthly lease payments. Subsequently, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and, therefore, he received the funds from the next release from restricted funds securing the Company's letter of credit approximating $28,000. If Mr. Zizza exercises the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the approximately $57,000 balance of restricted funds securing the letter of credit.

     No directors of the Company are considered to be independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT FEES

     In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2009 and June 30, 2010 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $58,520 and $61,400, respectively.

AUDIT RELATED FEES

     There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2009 and June 30, 2010.

TAX FEES

     The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2009 and June 30, 2010 were $373 and $24,300, respectively.

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

  10.44    Memorandum of Understanding with Kreider Farms. (6)

  10.45    Subscription Agreement from Bright Capital, Ltd. (7)

  10.46    Amendment to 2006 Consolidated Incentive Plan. (7)

  10.47    Agreement between the Company and Mark A. Smith dated May 31,
           2008. (7)

  10.48    2007 Series AB Convertible Promissory Note. (8)

  10.49 Promissory Note between Bion Environmental Technologies, Inc. and Salvatore Zizza. (9)

  10.50 Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani. (9)

  10.51    Agreement between Jeff Kapell and Bion dated November 1,
           2008. (10)

  10.52    Agreement Between David Mager and Bion dated November 1,
           2008. (10)

  10.53 Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani. (10)

  10.54 Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31,
           2008. (10)

  10.55    Kreider Farms Agreement (September 25, 2008): REDACTED. (11)

  10.56 Agreement between Salvatore Zizza and Bion effective December 31, 2008. (12)

  10.57    Amendment #3 to 2006 Consolidated Incentive Plan. (12)

  10.58 Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009. (13)

  10.59    Agreement between Mark A. Smith and Bion effective January 12,
           2009. (13)

  10.60    Orphanos Extension Agreement dated January 13, 2009. (13)

  10.61 Articles of Amendment including Statement of Designation and Determination of Preferences of Series B Convertible
           Preferred Stock. (14)

  10.62    Lease Agreement between Ronald Kreider and Kreider
           Farms and Bion PA 1 LLC dated June 26, 2009. (15)

  10.63    Capitalization Agreement between Bion Companies and
           Bion PA 1 LLC dated June 30, 2009. (15)

  10.64    Zizza Notice re Master Sublease Option Exercise (November 20,
           2009). (16)

  10.65    Town of Schroeppel resolution (December 10, 2009). (16)

  10.66 Articles of Amendment including Statement of Designation and Determination of Preferences of Series C Convertible
           Preferred Stock. (17)

  10.67    Extension Agreement with Mark A. Smith. (18)

  10.68    Agreement with Edward Schafer. (18)

  21       Subsidiaries of the Registrant. (1)

  23.1 Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm - Filed herewith electronically.

  31.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
           - Filed herewith electronically.

  32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.
_______________

(1)  Filed with Form 10SB12G on November 14, 2006.
(2)  Filed with Form 10SB12G/A on February 1, 2007.
(3)  Filed with Form 8-K on April 3, 2007.
(4)  Filed with Form 8-K on August 13, 2007.
(5)  Filed with Form 8-K on August 22, 2007.
(6)  Filed with Form 8-K on February 27, 2008.
(7)  Filed with Form 8-K on June 3, 2008.
(8)  Filed with Form 8-K on June 19, 2008.
(9)  Filed with Form 8-K on September 30, 2008.
(10) Filed with Form 8-K on November 13, 2008.
(11) Filed with September 30, 2008 Form 10-Q on November 14, 2008.
(12) Filed with Form 8-K on January 6, 2009.
(13) Filed with Form 8-K on January 15, 2009.
(14) Filed with March 31, 2009 Form 10-Q on May 14, 2009.
(15) Filed with Form 8-K on July 2, 2009.
(16) Filed with Form 8-K on December 15, 2009.
(17) Filed with December 31, 2009 Form 10-Q on February 9, 2010.
(18) Filed with Form 8-K on August 18, 2010.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2010 AND 2009

                                   CONTENTS

Consolidated financial statements:

Report of independent registered public accounting firm ........   F-2

Balance sheets .................................................   F-3

Statements of operations .......................................   F-4

Statements of changes in equity (deficit) ......................   F-5

Statements of cash flows .......................................   F-6

Notes to consolidated financial statements .....................   F-7 - F-27






















            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the consolidated financial statements, during fiscal year 2010, the Company adopted the provisions of a new accounting standard relating to noncontrolling interests.

/S/ GHP HORWATH, P.C.

Denver, Colorado
September 21, 2010







              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                June 30,         June 30,
                                                  2010             2009
                                               ------------    ------------
                                   ASSETS

Current assets:
 Cash and cash equivalents                     $  1,026,084    $  1,695,713
 Prepaid rent and expenses                            9,228          12,217
 Other receivable - affiliate                         8,797           8,797
 Deposits and other receivables                      11,956          11,956
                                               ------------    ------------
     Total current assets                         1,056,065       1,728,683
                                               ------------    ------------
Restricted cash (Note 10)                            57,315          85,973
Property and equipment, net (Note 4)                889,251         477,229
                                               ------------    ------------
     Total assets                              $  2,002,631    $  2,291,885
                                               ============    ============

                        LIABILITIES AND EQUITY (DEFICIT)

Current liabilities
 Accounts payable and accrued expenses         $    675,024    $    834,638
 Accrued payable - affiliate (Note 7)                     -          41,647
 Loans payable - affiliates (Note 5)                      -         162,500
 Deferred compensation (Note 6)                           -         175,000
                                               ------------    ------------
     Total current liabilities                      675,024       1,213,785
                                               ------------    ------------
 Deferred compensation (Note 6)                     165,000         150,000
 Deferred rent (Note 10)                             69,892          73,232
                                               ------------    ------------
     Total liabilities                              909,916       1,437,017
                                               ------------    ------------
Series B Redeemable Convertible Preferred
 stock, $.01 par value, 50,000 shares
 authorized, 28,170 and 21,320 shares issued
 and outstanding, respectively; liquidation
 preference of $2,887,425 and $2,144,876,
 respectively                                     2,521,215       1,867,716
                                               ------------    ------------
Deficit (Note 7):
 Bion's stockholders' deficit:
 Series A Preferred stock, $0.01 par value,
  10,000 shares authorized, no shares issued
  and outstanding                                         -               -
 Series C Convertible Preferred stock, $0.01
  par value, 60,000 shares authorized; 18,000
  and nil shares issued and outstanding,
  respectively; liquidation preference of
  $1,839,592                                      1,605,592               -
Common stock, no par value, 100,000,000
  shares authorized, 12,754,830 and 12,126,448
  shares issued, respectively; 12,050,521 and
  11,422,139 shares outstanding, respectively             -               -
Additional paid-in capital                       75,484,099      74,529,507
Accumulated deficit                             (78,624,862)    (75,654,145)
                                               ------------    ------------
     Total Bion's stockholders' deficit          (1,535,171)     (1,124,638)
                                               ------------    ------------
Noncontrolling interest (Note 3)                    106,671         111,790
                                               ------------    ------------
     Total deficit                               (1,428,500)     (1,012,848)
                                               ------------    ------------
     Total liabilities and deficit             $  2,002,631    $  2,291,885
                                               ============    ============

See notes to consolidated financial statements.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2010 AND 2009

                                                   2010           2009
                                               ------------    ------------

Revenue                                        $          -    $          -
                                               ------------    ------------
Operating expenses:
 General and administrative (including stock-
  based compensation (Note 7))                    2,777,871       1,959,810
 Research and development (including stock-
  based compensation (Note 7))                      194,381         357,331
                                               ------------    ------------
     Total operating expenses                     2,972,252       2,317,141
                                               ------------    ------------
Loss from operations                             (2,972,252)     (2,317,141)
                                               ------------    ------------
Other expense and (income):
 Interest expense                                     1,515          38,401
 Interest income                                    (12,931)         (1,773)
 Forfeiture of deferred compensation                      -        (959,184)
 Extinguishment of liabilities (Notes 6 and 8)       15,000          (1,826)
 Other, net                                               -         (75,000)
                                               ------------    ------------
                                                      3,584        (999,382)
                                               ------------    ------------
Net loss                                         (2,975,836)     (1,317,759)

Net loss attributable to the noncontrolling
 interest                                             5,119           5,902
                                               ------------    ------------
Net loss attributable to Bion                    (2,970,717)     (1,311,857)

Dividends on preferred stock                       (334,605)        (12,876)
                                               ------------    ------------
Net loss applicable to Bion's common
 stockholders                                  $ (3,305,322)   $ (1,324,733)
                                               ============    ============
Net loss applicable to Bion's common
 stockholders per basic common share           $      (0.28)   $      (0.12)
                                               ============    ============
Net loss applicable to Bion's common
 stockholders per diluted common share         $      (0.28)   $      (0.12)
                                               ============    ============
Weighted-average number of common shares
 outstanding,
  Basic                                          11,833,673      10,684,962
                                               ============    ============
  Diluted                                        11,833,673      10,684,962
                                               ============    ============

See notes to consolidated financial statements.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                      YEARS ENDED JUNE 30, 2010 AND 2009

                                                     Bion's Shareholders'
                           -------------------------------------------------------------------    Non-
                               Series C                             Additional                  controll-     Total
                            Preferred Stock        Common Stock       paid-in    Accumulated      ing        equity/
                           Shares    Amount      Shares     Amount    capital       deficit     interest    (deficit)
                           ------  ----------  ----------   ------  -----------  -------------  ---------  ------------
Balances, June 30, 2008         -  $        -  11,070,658   $    -  $73,422,195  $(74,342,288)  $117,692   $  (802,401)

 Vesting and remeasurement
  of options for services       -           -           -        -      143,153             -          -       143,153

 Issuance of common stock
  for services                  -           -     290,343        -      177,370             -          -       177,370

 Issuance of warrants for
  services                      -           -           -        -      180,582             -          -       180,582

 Sale of common stock           -           -     446,667        -      380,000             -          -       380,000

 Dividends on Series B
  preferred stock               -           -           -        -      (12,876)            -          -       (12,876)

 Conversion of debt to
  equity                        -           -     318,780        -      239,083             -          -       239,083

 Net loss                       -           -           -        -            -    (1,311,857)    (5,902)   (1,317,759)
                           ------  ----------  ----------   ------  -----------  -------------  --------   -----------
Balances, June 30, 2009         -           -  12,126,448        -   74,529,507   (75,654,145)   111,790    (1,012,848)
                           ------  ----------  ----------   ------  -----------  -------------  --------   -----------

 Vesting and remeasurement
  of options for services       -           -           -        -      405,257             -          -       405,257

 Issuance of common stock
  for services and project
  construction services         -           -     306,990        -      511,527             -          -       511,527

 Issuance of warrants for
  services                      -           -           -        -      104,250             -          -       104,250

 Sale of common stock           -           -       8,769        -       13,153             -          -        13,153

 Sale of Series C pre-
  ferred stock, net        18,000   1,566,000           -        -            -             -          -     1,566,000

 Dividends on Series B
  preferred stock               -           -           -        -     (275,067)            -          -      (275,067)

 Dividends on Series C
  preferred stock               -      39,592           -        -      (59,538)            -          -       (19,946)

 Conversion of debt to
  equity                        -           -     315,449        -      255,010             -          -       255,010

 Cancellation of pre-
  viously issued common
  shares                        -           -      (2,826)       -            -             -          -             -

 Net loss                       -           -           -        -            -    (2,970,717)    (5,119)   (2,975,836)
                           ------  ----------  ----------   ------  -----------  ------------   --------   -----------
Balances, June 30, 2010    18,000  $1,605,592  12,754,830   $    -  $75,484,099  $(78,624,862)  $106,671   $(1,428,500)
                           ======  ==========  ==========   ======  ===========  ============   ========   ===========

See notes to consolidated financial statements.



               BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         YEARS ENDED JUNE 30, 2010 AND 2009

                                                   2010            2009
                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $ (2,975,836)   $ (1,317,759)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                              16,886          15,454
   Accrued interest on convertible notes and debt    16,515          33,069
   Stock-based compensation                         981,803         493,188
   Forfeiture of deferred compensation                    -        (959,184)
   Decrease in prepaid rent and expenses              2,989           4,830
   Increase in deposits and other receivables             -          (8,685)
   (Decrease) increase in accounts payable and
    accrued expenses                               (122,766)        266,827
   (Decrease) increase in deferred rent              (3,340)          1,367
   Increase in deferred compensation                      -         516,076
                                               ------------    ------------
     Net cash used in operating activities       (2,083,749)       (954,817)
                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Decrease in restricted cash                         28,658          42,470
 Purchase of property and equipment                (389,677)       (433,179)
                                               ------------    ------------
     Net cash used in investing activities         (361,019)       (390,709)
                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                  13,153         380,000
 Proceeds from sale of Series B preferred stock     595,950       1,854,840
 Proceeds from sale of Series C preferred stock   1,566,000               -
 Repayment of loans payable - affiliates           (162,500)              -
 Payment of Series B preferred dividends           (217,518)              -
 Payment of Series C preferred dividends            (19,946)              -
 Proceeds from loans payable - affiliates                 -         162,500
 Proceeds from notes payable - affiliates                 -         165,000
                                               ------------    ------------
     Net cash provided by financing activities    1,775,139       2,562,340
                                               ------------    ------------
Net (decrease) increase in cash and cash
 equivalents                                       (669,629)      1,216,814
Cash and cash equivalents at beginning of year    1,695,713         478,899
                                               ------------    ------------
Cash and cash equivalents at end of year       $  1,026,084    $  1,695,713
                                               ============    ============

Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes       $          -    $          -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock   $    255,010    $    239,083
 Issuance of common stock in exchange for
  project construction services                      39,231               -
 Series B preferred stock dividends			     57,546			  -

See notes to consolidated financial statements.


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


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

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period we elected not to pursue near-term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.

Bion is now actively pursuing business opportunities in two broad areas: 1) retrofit and environmental remediation of existing CAFOs to reduce nutrient (nitrogen and phosphorus) releases and gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.) in order to clean the air and water in the surrounding areas (as described below) and 2) development of "closed loop" Integrated Projects.

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Bion is presently involved in the very early development stage regarding a beef-based Integrated Project in New York and is involved in pre-development evaluations regarding opportunities for Integrated Projects in Nebraska (dairy) and elsewhere.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009

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

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider.
The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan, the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. After substantial unanticipated delays over the summer, fall and winter of 2009 and spring of 2010, on August 12, 2010 the Company received its permit for construction of the Phase I Kreider System. The Company anticipates that initial construction related activities and ordering of equipment will commence within 30 days. The Company anticipates that the initial closing/settlement of the Pennvest Loan will take place within 30-45 days. The Company will submit its initial drawdown/reimbursement request to Pennvest shortly thereafter and anticipates that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will be received in the next 60-90 days. Bion is in the process of finalizing its design for the Phase 1 Kreider System. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project. It is anticipated that construction will be completed and operations commenced during the spring of 2011.

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

During the year ended June 30, 2010, the Company sold 18,000 shares of the Company's Series C Preferred shares at $100 per share, which resulted net proceeds to the Company of $1,566,000 after commissions. Through final

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


closing on September 17, 2010, an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale of 7,400 shares of Series C Preferred Stock in a second offering. The Company has 22,800 shares of Series C Preferred Stock outstanding as of this date.

During the year ended June 30, 2009, the Company completed an offering of the Company's Series B Preferred shares, which resulted in the issuance of 21,320 shares at $100 per share resulting in net proceeds to the Company of $1,854,840. During the year ended June 30, 2010, the Company issued an additional 6,850 shares resulting in net proceeds to the Company of $595,950.

At June 30, 2010, the Company has a working capital surplus and stockholders' deficit of approximately $381,000 and $1,535,000, respectively.

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

Property and equipment:

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


construction of its Integrated Projects. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment exists at June 30, 2010.

Income taxes:

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases, as well as net operating losses.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period in which the tax change occurs. A valuation allowance is provided to reduce the deferred tax assets by 100%, since the Company believes that at this time it is more likely than not that the deferred tax asset will not be realized.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2005. Management does not believe there will be any material changes in the Company's unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2010 and 2009.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the years ended June 30, 2010 and 2009, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


                                     June 30, 2010      June 30, 2009
                                     -------------      -------------

     Warrants                           5,347,616         4,490,616
     Options                            2,270,833         1,995,833
     Convertible debt                     110,000           388,864
     Convertible preferred stock        1,903,611         1,072,438

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2010 and 2009:

                                        Year ended        Year ended
                                      June 30, 2010     June 30, 2009
                                      -------------     -------------

Shares issued - beginning of period     12,126,448        11,070,658
Shares held by subsidiaries (Note 7)      (704,309)         (704,309)
                                        ----------        ----------
Shares outstanding - beginning of
  period                                11,422,139        10,366,349
Weighted average shares issued
 during the period                         411,534           318,613
                                        ----------        ----------
Basic weighted average shares -
 end of period                          11,833,673        10,684,962
                                        ==========        ==========

Fair value measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


The fair value of cash and cash equivalents and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.

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

Comprehensive income (loss):

For the years ended June 30, 2010 and 2009, there was no difference between net loss and comprehensive loss.


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


Revenue recognition:

While the Company has not reported any revenues for the years ended June 30, 2010 and 2009, the Company anticipates that future revenues will be generated from product sales and technology license fees. The Company expects to recognize revenue from product sales when there is persuasive evidence that an arrangement exits, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion's integrated system. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

Codification of US Generally Accepted Accounting Principles:

In June 2009, the Financial Accounting Standards Board ("FASB") approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental Generally Accepted Accounting Principles ("GAAP"). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and impacts the Company's consolidated financial statements, as all references to authoritative accounting literature are now referenced in accordance with the Codification. There have been no changes to the content of the Company's consolidated financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company's implementation of the Codification during the year ended June 30, 2010, previous references to new accounting standards and literature are no longer applicable.

Noncontrolling interests:

On July 1, 2009, the Company adopted the new accounting and reporting standard for ownership interests in subsidiaries held by parties other than the parent ("noncontrolling interest") issued by the FASB. In accordance with the standard, the Company changed the reporting of noncontrolling interests on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations for all periods presented. The standard also requires that the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


Recent accounting pronouncements:

In June 2009, the FASB issued a new accounting standard which provides guidance that, among other things, requires a qualitative rather than quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), which amends previous guidance for consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise's involvement with a VIE. The adoption of this guidance (effective for the Company July 1, 2010) is not expected to have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard. As a result, the Company is no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

3.   NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

For the years ended June 30, 2010 and 2009, the Company owns a 58.9% interest in Centerpoint.

During the years ended June 30, 2010 and 2009, Centerpoint had losses of approximately $12,500 and $14,400, respectively. The noncontrolling interest as of June 30, 2010 was $106,671.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                        June 30, 2010      June 30, 2009
                                        -------------      -------------

Research and development equipment        $      -           $ 305,266
Project construction in progress           845,992             433,179
Leasehold improvements                      31,336              31,336
Furniture                                   28,932              28,932
Computers and office equipment              37,139              31,680
                                          --------           ---------
                                           943,399             830,393
Less accumulated depreciation              (54,148)           (353,164)
                                          --------           ---------
                                          $889,251           $ 477,229
                                          ========           =========

Depreciation expense was $16,886 and $15,454 for the years ended June 30, 2010 and 2009, respectively.


             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



5.   LOANS PAYABLE - AFFILIATES:

During the year ended June 30, 2009, Dominic Bassani, Vice-President Special Projects and Strategic Planning for the Projects Group, Mark A. Smith, the Company's President, and a major shareholder loaned the Company $120,000, $7,500 and $35,000, respectively, for working capital needs. The loans, totaling $162,500 as of June 30, 2009, were non-interest bearing and were repaid in July 2009.

6.   DEFERRED COMPENSATION:

As of December 31, 2009, the Company owed Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, deferred compensation of $325,000. The Company entered into the Brightcap Agreement (see Note 12), whereby the deferred compensation of Brightcap owed as of December 31, 2008 totaling $175,000, was made convertible until December 31, 2009 (subsequently extended to January 14, 2010) into the Company's restricted common stock, at Brightcap's option, at a price of $0.75 per share, the fair value of the shares at the date of the agreement. As the conversion price of $0.75 per shares approximated the fair value of the shares of common stock at the time the conversion agreement was entered into, no beneficial conversion feature existed. Effective January 14, 2010, this obligation was converted into 233,334 shares of the Company's restricted common stock pursuant to its terms. The Company entered into another agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restricted common stock, at Brightcap's option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed. During June 2010, the Company entered into an extension agreement with Brightcap pursuant to which the maturity date and the conversion date of the deferred compensation were extended to July 1, 2011. As consideration for the extension, an additional $15,000 principal was added to the obligation which as of June 30, 2010 totals $165,000 and the deferred compensation accrues interest commencing July 1, 2010 at 10% per annum. The debt modification was deemed significant, as the difference in the cash flows is greater than 10%, and resulted in a constructive extinguishment of debt. Accordingly, the Company recorded a loss on extinguishment of debt in the amount of $15,000, which represented the additional fair value given to Brightcap for extending the maturity date.

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



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



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

During the year ended June 30, 2009, the Company sold 21,320 shares of the Company's Series B Preferred shares at $100 per share which resulted in net proceeds to the Company of $1,854,840. During the year ended June 30, 2010, the Company concluded the offering of Series B Preferred stock and issued 6,850 shares of Series B Preferred stock for cash proceeds of $685,000 (net proceeds of $595,950 after commissions).

The Company declared dividends on July 29, 2009, for the Series B Preferred stockholders with a record date of June 30, 2009, totaling $12,876, which were paid on August 15, 2009. The Company declared dividends on October 28, 2009 for the Series B Preferred stockholders with a record date of September 30, 2009 totaling $63,792, which were paid on November 16, 2009. The Company declared dividends on February 1, 2010 for the Series B Preferred stockholders with a record date of December 31, 2009, totaling $70,425, which were paid on February 16, 2010. The Company declared dividends on April 27, 2010 for the Series B Preferred stockholders with a record date of March 31, 2010, totaling $70,425; which were paid on May 17, 2010. The Company declared dividends on July 31, 2010 for the Series B Preferred stockholders with a record date of June 30, 2010, totaling $70,425; which were paid on August 16, 2010.

Series C Preferred stock:

During December 2009, the Company authorized the issuance of 60,000 shares of Series C Preferred stock, which have a par value of $0.01 per share and are issuable at a price of $100 per share. The Series C Preferred stock is convertible at the option of the holder at any time from the date of issuance, into shares of the Company's common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $4.00 (the Conversion Rate), provided the shares have not been redeemed into common shares by the Company at is sole election. A portion (up to 100% as calculated below) of each share of Series C Preferred stock shall be automatically and mandatorily converted into shares of the Company's



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



common stock at the Conversion Rate upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series C Preferred stock on which the closing price of the Company's common stock has been equal or greater than 150% of the Conversion Rate (initially $6.00) for twenty consecutive trading days with a reported average
daily trading volume of 10,000 shares or more.   On each occasion for
mandatory conversion as set forth above, a sufficient portion of the outstanding shares of Series C Preferred stock shall be prorata converted so that the holders of the Series C Preferred stock receive an aggregate number of shares of the Company's restricted common stock equal to 7.5 times the average reported daily volume of trading in the Company's publicly traded common stock for the applicable twenty day period and each outstanding share shall thereafter be proportionately reduced in its rights to represent the effect of the partial conversions. The Series C Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Dividends on the Series C Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

During the year ended June 30, 2010, the Company issued 18,000 shares of Series C Preferred stock for cash proceeds of $1,800,000 (net proceeds of $1,566,000 after commissions).

The Company declared dividends on February 1, 2010 for the Series C Preferred stockholders with a record date of December 31, 2009 totaling $800, which were paid on February 16, 2010. The Company declared dividends on April 27, 2010 for the Series C Preferred stockholders with a record date of March 31, 2010 totaling $19,146; which were paid on May 17, 2010. The Company declared dividends on July 31, 2010 for the Series C Preferred stockholders with a record date of June 30, 2010 totaling $39,592; which were paid on August 16, 2010.

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

Centerpoint holds 704,309 shares of the Company's common stock. These shares of the Company's common stock held by Centerpoint are for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

From November 2008 through March 2009, the Company issued 333,333 shares of the Company's restricted common stock at $0.75 per share for cash proceeds of $250,000.

In January 2009, pursuant to the Smith Agreement (Note 12), the Company issued 200,000 shares of the Company's restricted common stock at $0.75 per



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



share as prepayment of Mr. Smith's calendar year 2009 base compensation of $150,000. As of June 30, 2010, the shares are fully vested and the Company has recorded $150,000 as compensation expense.

From November 2008 through February 2009, the Company issued 21,334 shares of the Company's restricted common stock at $0.75 per share for services valued at $16,000 to two of its employees.

During January 2009 through June 2009, the Company issued 69,009 shares of the Company's restricted common stock ranging from $0.75 to $1.50 per share for consulting services valued at $86,370 to various consultants.

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

During the year ended June 30, 2010, the Company issued 176,990 shares of the Company's restricted common stock at prices ranging from $1.01 to $2.25 per share for consulting services valued at $397,060, in aggregate, to various consultants.

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share, the approximate market value on the date of grant, totaling $131,300. The stock bonuses are subject to vesting and during the year ended June 30, 2010, $75,236 was recorded as compensation expense and $39,231 was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.

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

In January 2010, the Company issued 233,334 shares of the Company's restricted common stock in conversion and satisfaction of deferred



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



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

Warrants:

As of June 30, 2010, the Company had the following common stock warrants outstanding:

                      Number of Shares  Exercise Price   Expiration Date
                      ----------------  --------------   ---------------

Class SVDB 1-6              800,000        $   3.00      December 31, 2018
Class DB-1                  600,000            1.00      December 31, 2018
Class DB-1A               1,000,000            0.75      December 31, 2018
Class A 1-3                 600,000            2.50      December 31, 2018
Class SVMAS-1                67,500            3.50      December 31, 2018
Class SVMAS-1A               40,000            3.50      December 31, 2018
Class SVMAS 2-3              72,500            2.50      December 31, 2018
Class SVB 1-4               125,000            2.50      December 31, 2018
Class SVC 1-5               125,000            4.25      December 31, 2018
Class SV-SEI 1-2             32,292            1.50      December 31, 2012
Class C,D,E                 275,000            2.50      April 30, 2015
Class O                     100,000            3.00      December 31, 2018
Class DM                    150,000            3.00      December 31, 2011
Class MAS                    80,000            2.50      December 31, 2018
Class MAS-1 A-K             300,000            0.75      December 31, 2018
Class GK                     20,000            2.00      March 31, 2011
Class TO-1                   15,000            0.75      December 31, 2018
Class BW                     10,000            2.20      June 15, 2012
Class Z 1-3                  53,324            1.25      December 31, 2018
Class NCC-1                  25,000            2.00      May 31, 2014
Class DB-2                  600,000            2.50      January 15, 2019
Class MAS 4-1               200,000            2.50      January 15, 2019
Class NH-1                   12,000            2.25      February 17, 2013
Class NHJSG 1-3              22,500            2.25      December 31, 2015
Class NHJRG 1-3              22,500            2.25      December 31, 2015
                          ---------
                          5,347,616
                          =========

In September 2009, warrants to purchase 600,000 and 200,000 shares of the Company's common stock at $2.50 per share were issued pursuant to various extension agreements with Mr. Bassani and Mr. Smith, respectively (Note 12). The warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019. The value placed upon the warrants to purchase common stock at $2.50 per share was determined to be $0.10 per warrant based on factors including the evaluation of the Company's value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, the concurrent sales of restricted common stock at



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



$1.50 per share, and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation of $80,000 related to the warrant issuances.

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

From April through June 2010, warrants to purchase 45,000 shares of the Company's common stock at $2.25 per share were issued pursuant to an agreement with two consultants. The warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015. The value placed upon the warrants to purchase common stock at $2.25 per share was determined to be $0.25 per warrant based on factors including the evaluation of the Company's value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation of $11,250 related to the warrant issuances.

The weighted average exercise price for the outstanding warrants is $2.03, and the weighted average remaining contractual life as of June 30, 2010 is 8 years.

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

The Company recorded compensation expense related to employee stock options of $313,426 and $262,092 for the years ended June 30, 2010 and 2009, respectively. The Company granted 275,000 and 75,000 options during the years ended June 30, 2010 and 2009, respectively. The fair value of the options granted during the years ended June 30, 2010 and 2009 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



                           Weighted       Range       Weighted      Range
                            Average      June 30,      Average     June 30,
                         June 30, 2010     2010     June 30, 2009    2009
                         ------------------------   ------------------------
Volatility                    99%       97.5%-104%         99%      72%-151%
Dividend yield                 -            -             -           -
Risk-free interest rate       1.41%    1.12%-1.70%       1.97%    1.63%-2.64%
Expected term (years)         2.61      2.5-2.88            4          3-6

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2010 is as follows:



                                                      Weighted
                                          Weighted    Average
                                          Average     Remaining   Aggregate
                                          Exercise   Contractual  Intrinsic
                               Options     Price        Life        Value
                              ---------------------------------------------
Outstanding at July 1, 2008    2,183,333   $ 3.06        4.6       $ 7,950
   Granted                        75,000     1.00
   Exercised                           -      -
   Forfeited                           -      -
   Expired                      (262,500)    2.83
                              ---------------------------------------------
Outstanding at June 30, 2009   1,995,833     3.01        4.3             -
   Granted                       275,000     1.63
   Exercised                           -      -
   Forfeited                           -      -
   Expired                             -      -
                              ---------------------------------------------
Outstanding at June 30, 2010   2,270,833   $ 2.85        3.4       $81,250
                              =============================================
Exercisable at June 30, 2010   2,183,333   $ 2.88        3.4       $68,750
                              =============================================


The following table presents information relating to nonvested stock options as of June 30, 2010:










             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009





                                                     Weighted Average
                                       Options     Grant-Date Fair Value
                                      ----------------------------------
Nonvested at July 1, 2009              203,749           $ 1.31
  Granted                              275,000             0.82
  Vested                              (391,249)           (1.10)
  Forfeited                                  -              -
                                      ----------------------------------
Nonvested at June 30, 2010              87,500           $ 0.67
                                      ==================================

The total fair value of stock options that vested during the years ended June 30, 2010 and 2009 was $428,700 and $491,877, respectively. As of June 30,
2010, the Company had $43,708 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than one year.

The Company has issued options to non-employees to purchase shares of the Company's common stock in exchange for services. As of June 30, 2010, non-employee options represented 595,833 of the 2,270,833 options outstanding under the 2006 Plan. Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of June 30, 2010. These non-employee options were valued using the Black-Scholes option-pricing model. The fully vested options have been fully amortized on the straight-line method and resulted in no expense being recorded for the years ended June 30, 2010 and 2009.

The remaining 503,333 non-employee options outstanding include service conditions and have graded vesting schedules through November 30, 2009. As of June 30, 2010, all of the 503,333 options that included service conditions are fully vested. Generally for these agreements, the measurement date of the services occurs when the options vest. Recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the measurement date.
The fair value of these options was determined using the Black-Scholes option-pricing model using the following assumptions at November 30, 2009; a dividend yield of zero, risk-free interest rates of 3.21%, volatility of
158%, and an expected life of 8.5 years.    Non-cash fair value
charges/(credits) of $91,831 and $(118,939) were recorded for the years ended June 30, 2010 and 2009, respectively.

Stock-based compensation charges in operating expenses in the Company's financial statements for the years ended June 30, 2010 and 2009 are as follows:




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009



                                         Year ended      Year ended
                                        June 30, 2010   June 30, 2009
                                        -----------------------------
General and administrative:
 Fair value remeasurement of options
  with service conditions                  $ 91,831      $(184,400)
 Fair value of stock bonuses expensed        65,024              -
 Fair value of stock options expensed       306,801        209,262
                                        -----------------------------
     Total                                 $463,656      $  24,862
                                        =============================
 Research and development:
  Fair value remeasurement of options
   with service conditions                 $      -      $  65,461
 Fair value of stock bonuses expensed        10,211              -
 Fair value of stock options expensed         6,625         52,830
                                        -----------------------------
     Total                                 $ 16,836      $ 118,291
                                        =============================

8.   EXTINGUISHMENT OF LIABILITIES:

During the year ended June 30, 2009, the Company recognized other income due to the extinguishment of liabilities of $1,826 resulting from the derecognition of certain accounts payable. These accounts payable, which related to business activities of the Company discontinued during the 2003 and 2004 fiscal years, were outstanding for 2-6 years and the vendors had made no attempts to collect these amounts from the Company over the past several years. The extinguishment of liabilities was recorded after a review of the statute of limitations in the various states in which the original liability was incurred.

9.   INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2010 and 2009 are as follows:

                                                 2010          2009
                                             -------------------------
Expected income tax benefit at statutory
 rate                                        $(1,103,000)   $(486,000)
Permanent differences                              5,000        4,000
Expiration of net operating losses               273,000      732,000
Change in valuation allowance                    825,000     (250,000)
                                             -------------------------
Income tax benefit                           $         -    $       -
                                             =========================

The Company has net operating loss carry-forwards ("NOLs") for tax purposes of approximately $41,767,000 as of June 30, 2010. These NOLs expire on various dates through 2030.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


The Company's deferred tax assets for the years ended June 30, 2010 and 2009, are estimated as follows:

                                                 2010          2009
                                             --------------------------
NOLs - noncurrent                            $15,871,000    $15,118,000
Stock-based compensation - current               364,000        183,000
Deferred compensation - noncurrent               182,000        291,000
                                             --------------------------
                                              16,417,000     15,592,000
Valuation allowance                          (16,417,000)   (15,592,000)
                                             --------------------------
Net deferred tax assets                      $         -    $         -
                                             ==========================

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

10.  OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of June 30, 2010, the Company has reflected $57,315 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company. The Company has entered into three separate agreements to sub-lease approximately 100% of the Company's lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $15,820. The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $69,892 as of June 30, 2010. Rent expense net of contractual and month to month sub-lease rental income was $19,815 and $33,083 for the years ended June 30, 2010 and 2009, respectively.

At June 30, 2010, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


Fiscal year:      Operating lease   Sublease   Net operating
                     payments       rentals    lease payments
                  -------------------------------------------
    2011             $198,602       $198,602     $    -
    2012              212,775        212,775          -
    2013              225,756        225,756          -
    2014               97,219         97,219          -
                  -------------------------------------------
    Total            $734,352       $734,352     $    -
                  ===========================================

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

11.  401(k) PLAN:

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

12.  COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith is paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009


of $2.50 per share until January 15, 2019. Effective July 27, 2010 the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2011. Commencing September 1, 2010, Mr. Smith is paid a monthly salary of $19,000 in addition to a cash bonus of $20,000 to be paid on January 1, 2011. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share until January 15, 2019.

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




             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2010 AND 2009

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of June 30, 2010, 442,500 shares remain outstanding due to the expiry of 165,000 and 82,500 shares, to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

Litigation:

The Company is currently not involved in any material litigation.

13.  SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2010 for recognition and disclosure in our financial statements and notes to our financial statements.

From July 1, 2010 through September 17, 2010 the Company has issued 52,451 shares of the Company's common shares to various consultants valued at approximately $99,000.

On August 31, 2010, the board of directors granted 50,000 options that vested on September 1, 2010, with an exercise price of $2.50 per option and expire on December 31, 2015.

From July 1, 2010 through final closing on September 17, 2010, an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale 7,400 shares of Series C Preferred Stock in a second offering of Series C Preferred Stock. The Company has 22,800 shares of Series C Preferred Stock outstanding as of this date.












                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                      BION ENVIRONMENTAL TECHNOLOGIES, INC.



Dated: September 21, 2010             By:/s/ Mark A. Smith
                                         Mark A. Smith, President (Chief
                                         Executive Officer) and Interim Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                     DATE


/s/ Mark A. Smith             President, General Counsel,  September 21, 2010
Mark A. Smith                 Interim Chief Financial
                              Officer and Director


/s/ Jon Northrop              Secretary and Director       September 21, 2010
Jon Northrop