Form 10-Q
period 2010-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2010-11-12
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 12, 2010, there were 12,910,824 Common Shares issued and 12,206,518 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]





                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in equity (deficit) .................    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-20

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   21

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   29

Item 4.   Controls and Procedures ....................................   29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   30

Item 1A.  Risk Factors................................................   30

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   30

Item 3.   Defaults Upon Senior Securities ............................   30

Item 4.   Submission of Matters to a Vote of Security Holders ........   30

Item 5.   Other Information ..........................................   30

Item 6.   Exhibits ...................................................   30

          Signatures .................................................   31






                         PART I.  FINANCIAL INFORMATION

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                 September 30,    June 30,
                                                     2010           2010
                                                 ------------   ------------
                                                  (unaudited)
ASSETS

Current assets:
  Cash                                           $    716,112   $  1,026,084
  Prepaid rent and expenses                             9,268          9,228
  Other receivable - affiliate                          8,797          8,797
  Deposits and other receivables                       16,956         11,956
                                                 ------------   ------------
     Total current assets                             751,133      1,056,065
                                                 ------------   ------------
Restricted cash (Note 7)                               57,315         57,315
Property and equipment, net (Note 4)                1,125,407        889,251
                                                 ------------   ------------
     Total assets                                $  1,933,855   $  2,002,631
                                                 ============   ============

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses          $    914,682   $    675,024
  Deferred compensation (Note 5)                      169,125              -
                                                 ------------   ------------
     Total current liabilities                      1,083,807        675,024
                                                 ------------   ------------
Deferred compensation (Note 5)                              -        165,000
Deferred rent (Note 7)                                 57,851         69,892
                                                 ------------   ------------
     Total liabilities                              1,141,658        909,916
                                                 ------------   ------------
Series B Redeemable Convertible
  Preferred stock, $0.01 par value,
  50,000 shares authorized; 28,170 shares
  issued and outstanding; liquidation preference
  of $2,887,425                                     2,521,215      2,521,215
                                                 ------------   ------------
Deficit (Note 6):
  Bion's stockholders' deficit:
  Series A Preferred stock, $0.01 par value,
   10,000 shares authorized, no shares issued
   and outstanding                                          -              -
  Series C Convertible Preferred stock, $0.01
   par value, 60,000 shares authorized; 22,800
   and 18,000 shares issued and outstanding,
   respectively; liquidation preference of
   $2,327,712                                       2,031,312      1,605,592
  Common stock, no par value, 100,000,000
   shares authorized, 12,807,281 and 12,754,850
   shares issued, respectively; 12,102,972 and
   12,050,521 shares outstanding, respectively              -              -
  Additional paid-in capital                       75,600,228     75,484,099
  Accumulated deficit                             (79,465,459)   (78,624,862)
                                                 ------------   ------------
     Total Bion's stockholders' deficit            (1,833,919)    (1,535,171)
                                                 ------------   ------------
  Noncontrolling interest (Note 3)                    104,901        106,671
                                                 ------------   ------------
     Total deficit                                 (1,729,018)    (1,428,500)
                                                 ------------   ------------
     Total liabilities and deficit               $  1,933,855   $  2,002,631
                                                 ============   ============

           See notes to unaudited consolidated financial statements.


              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                   (UNAUDITED)

                                                    2010             2009
                                                ------------    ------------

Revenue                                         $          -    $          -
                                                ------------    ------------
Operating expenses:
  General and administrative (including stock-
   based compensation  (Note 6))                     791,474         900,652
  Research and development (including stock-
   based compensation (Note 6))                       49,001          72,517
                                                ------------    ------------
     Total operating expenses                        840,475         973,169
                                                ------------    ------------
Loss from operations                                (840,475)       (973,169)
                                                ------------    ------------
Other expense (income):
  Interest expense                                     4,125           1,515
  Interest income                                     (2,233)         (2,954)
                                                ------------    ------------
                                                       1,892          (1,439)
                                                ------------    ------------
Net loss                                            (842,367)       (971,730)

Net loss attributable to the noncontrolling
  interest                                             1,770           1,171
                                                ------------    ------------
Net loss attributable to Bion                       (840,597)       (970,559)

Dividends on preferred stock                        (118,137)        (63,792)
                                                ------------    ------------
Net loss applicable to Bion's common
  stockholders                                  $   (958,734)   $ (1,034,351)
                                                ============    ============
Net loss applicable to Bion's common
  stockholders per basic and diluted common
  share                                         $      (0.08)   $      (0.09)
                                                ============    ============
Weighted-average number of common shares
 outstanding:
  Basic                                           12,080,554      11,605,762
                                                ============    ============
  Diluted                                         12,080,554      11,605,762
                                                ============    ============

           See notes to unaudited consolidated financial statements.


              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                       THREE MONTHS ENDED SEPTEMBER 30, 2010
                                  (UNAUDITED)

                                                     Bion's Shareholders
                           -------------------------------------------------------------------    Non-
                               Series C                             Additional                  controll-     Total
                            Preferred Stock        Common Stock       paid-in    Accumulated      ing        equity/
                           Shares    Amount      Shares     Amount    capital       deficit     interest    (deficit)
                           ------  ----------  ----------   ------  -----------  -------------  ---------  ------------

Balances, July 1, 2010     18,000  $1,605,592  12,754,830   $    -  $75,484,099  $(78,624,862)  $106,671   $(1,428,500)

  Vesting of options for
   services                     -           -           -        -       95,109             -          -        95,109

  Issuance of common stock
   for services and project
   construction services        -           -      52,451        -      107,907             -          -       107,907

  Issuance of warrants for
   services                     -           -           -        -       31,250             -          -        31,250

  Sale of Series C
   preferred stock, net     4,800     417,600           -        -            -             -          -       417,600

  Dividind on Series B
   preferred stock              -           -           -        -      (70,425)            -          -       (70,425)

  Dividend on Series C
   preferred stock              -       8,120           -        -      (47,712)            -          -       (39,592)

  Net loss                      -           -           -        -            -      (840,597)    (1,770)     (842,367)
                           ------  ----------  ----------   ------  -----------  ------------   ---------  ------------
Balances, September 30,
 2010                      22,800  $2,031,312  12,807,281   $    -  $75,600,228  $(79,465,459)  $ 104,901  $(1,729,018)
                           ======  ==========  ==========   ======  ===========  ============   =========  ===========





















           See notes to unaudited consolidated financial statements.


              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                                    (UNAUDITED)

                                                      2010            2009
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $   (842,367)  $  (971,730)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                                  4,261         3,963
   Accrued interest on deferred compensation             4,125             -
   Stock-based compensation                            220,453       412,901
   (Increase) decrease in  prepaid rent and expenses       (40)        3,994
   Increase in deposits and other receivable            (5,000)            -
   Increase (decrease) in accounts payable and accrued
    expenses                                           246,738       (81,248)
   Decrease in deferred rent                           (12,041)         (540)
                                                  ------------   -----------
     Net cash used in operating activities            (383,871)     (632,660)
                                                  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                   (233,684)     (114,835)
                                                  ------------   -----------
    Net cash used in investing activities             (233,684)     (114,835)
                                                  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                          -        13,153
 Proceeds from sale of Series B preferred stock              -       595,950
 Proceeds from sale of Series C preferred stock        417,600             -
 Repayment of loans payable - affiliates                     -      (162,500)
 Payment of Series B preferred dividends               (70,425)      (12,876)
 Payment of Series C preferred dividends               (39,592)            -
                                                  ------------   -----------
     Net cash provided by financing activities         307,583       433,727
                                                  ------------   -----------
Net decrease in cash                                  (309,972)     (313,768)
Cash at beginning of period                          1,026,084     1,695,713
                                                  ------------   -----------
Cash at end of period                             $    716,112   $ 1,381,945
                                                  ============   ===========
Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes          $          -   $         -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock      $          -   $    78,495
 Issuance of common stock in exchange for project
  construction services                                  6,733        11,541
 Issuance of common stock in exchange for services       7,080             -
 Series B preferred stock dividends                     70,425        50,915
 Series C preferred stock dividends                     47,712             -


            See notes to unaudited consolidated financial statements.



             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010


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

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period we elected not to pursue near- term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.

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

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Bion is presently involved in the very early development stage regarding a beef-based Integrated Project in New York and is involved in pre-development evaluations regarding opportunities for Integrated Projects in Pennsylvania (beef and/or dairy), Nebraska (dairy) and elsewhere.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

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

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider ("Kreider System"). The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan, the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. After substantial unanticipated delays over the previous year, on August 12, 2010 the Company received its permit for construction of the Phase I Kreider System. Initial construction-related activities, including bidding and ordering of equipment, commenced during October 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010, and the Company anticipates that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will be received in the next 30 days. Bion is in the process of finalizing its design for the Phase 1 Kreider System. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project. It is anticipated that construction will be completed and operations will commence during the spring of 2011.

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively, and a net loss of approximately $842,000 for the three months ended September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

During the year ended June 30, 2010, the Company sold 18,000 shares of the Company's Series C Preferred shares at $100 per share, which resulted net proceeds to the Company of $1,566,000 after commissions. During the three months ended September 30, 2010, the Company sold an additional 4,800 shares of the Company's Series C Preferred shares at $100 per share, which resulted in the net proceeds to the Company of $417,600.

At September 30, 2010, the Company has a working capital deficit and a total deficit of approximately $333,000 and $1,729,000 respectively.

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

2.   SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation ("Projects Group"), Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA-1 LLC, Bion PA-2 LLC and its majority owned subsidiary, Centerpoint Corporation ("Centerpoint") (Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2010 and the results of operations and cash flows of the Company for the three months ended September, 2010 and 2009. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended June 30, 2010.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the three months ended September 30, 2010 and 2009, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

                                   September 30, 2010    September 30, 2009
                                   ------------------    ------------------
Warrants                                5,592,616             5,290,616
Options                                 2,620,833             2,170,833
Convertible debt                          112,750               333,333
Convertible preferred stock             2,025,641             1,440,255

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2010 and 2009:

                                          Three months     Three months
                                              ended            ended
                                          September 30,    September 30,
                                              2010             2009
                                          -------------    -------------

Shares issued - beginning of period        12,754,830       12,126,448
Shares held by subsidiaries (Note 6)         (704,309)        (704,309)
                                           ----------       ----------
Shares outstanding - beginning of period   12,050,521       11,422,139
Weighted average shares issued during
  the period                                   30,033          183,623
                                           ----------       ----------
Basic weighted average shares -
  end of period                            12,080,554       11,605,762
                                           ==========       ==========

Fair value measurements:

The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

3.   NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

The Company owns a 58.9% interest in Centerpoint. During the three months ended September 30, 2010 and 2009, Centerpoint had losses of approximately $4,300 and $2,850, respectively. The noncontrolling interest as of September 30, 2010 was $104,901.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                           September 30, 2010   June 30, 2010
                                           ------------------   -------------

Project construction in progress               $1,086,409         $ 845,992
Leasehold improvements                             31,336            31,336
Furniture                                          28,932            28,932
Computers and office equipment                     37,139            37,139
                                               ----------         ---------
                                                1,183,816           943,399
Less accumulated depreciation                     (58,409)          (54,148)
                                               ----------         ---------
                                               $1,125,407         $ 889,251
                                               ==========         =========

Depreciation expense was $4,261 and $3,963 for the three months ended September 30, 2010 and 2009, respectively.

5.   DEFERRED COMPENSATION:

As of September 30, 2010, the Company owed Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, deferred compensation of $150,000. The Company entered into an agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restricted common stock, at Brightcap's option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed. During June 2010, the Company entered into an extension agreement with Brightcap pursuant to which the maturity date and the conversion date of the deferred compensation were extended to July 1, 2011. As consideration for the extension, an additional $15,000 principal was added to the obligation and the deferred compensation accrues interest commencing July 1, 2010 at 10% per annum. As of September 30, 2010, the deferred compensation and accrued interest total $169,125. Interest expense for the three months ended September 30, 2010 was $4,125.

6.   STOCKHOLDERS' EQUITY:

Series B Preferred stock:

In March 2009, the Company authorized the issuance of 50,000 shares of Series B Preferred stock; which have a par value of $0.01 per share and are issuable

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

at a price of $100 per share. The Series B Preferred stock is convertible for three years from the date of issuance at the option of the holder into shares of the Company's common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $2.00 (the Conversion Rate). The Series B Preferred stock shall be automatically and mandatorily converted into shares of the Company's common stock at the Conversion Rate upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series B Preferred stock on which the closing price of the Company's common stock has been equal to or greater than 150% of the Conversion Rate (initially $3.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more. The Series B Preferred stock may be redeemable at the option of the Company after one year from the issuance with 10 days written notice, at a price equal to $100 per share plus any accrued unpaid dividends. During the 10 day period, the holder may elect to convert the Series B Preferred stock to the Company's common stock at the Conversion Rate. On the third anniversary of issuance, the Company shall redeem the outstanding Series B Preferred stock at the price of $100 per share plus any accrued unpaid dividends. The Series B Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Because the Series B Preferred stock is redeemable in cash at a fixed price ($100 per share plus accrued unpaid dividends) on a fixed date (the third anniversary of issuance), the Company has classified the Series B Preferred stock outside of stockholders' equity. Therefore, the Series B Preferred stock has been recorded at its redemption value as "temporary equity" in the accompanying consolidated balance sheet. Dividends on the Series B Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

The Company declared dividends on July 31, 2010 for the Series B Preferred stockholders with a record date of June 30, 2010, totaling $70,425; which were paid on August 16, 2010.

The Company declared dividends on November 12, 2010 for the Series B Preferred stockholders with a record date of September 30, 2010, totaling $70,425, which are expected to be paid on or about November 16, 2010.

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

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

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

During the three months ended September 30, 2010, the Company issued 4,800 shares of Series C Preferred stock for cash proceeds of $480,000 (net proceeds of $417,600 after commissions).

The Company declared dividends on July 31, 2010 for the Series C Preferred stockholders with a record date of June 30, 2010 totaling $39,592; which were paid on August 16, 2010.

The Company declared dividends on November 12, 2010 for the Series C Preferred stockholders with a record date of September 30, 2010 totaling $47,712, which are expected to be on or about November 16, 2010.

Common stock:

Holders of common stock are entitled to one vote per share on all matters to be voted on by common stockholders. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share in all assets remaining after liabilities have been paid in full or set aside and the rights of any outstanding preferred stockholders have been satisfied. Common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any outstanding series of preferred stock or any series of preferred stock the Company may designate in the future.

Centerpoint holds 704,309 shares of the Company's common stock. These shares of the Company's common stock held by Centerpoint are for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

During the three months ended September 30, 2010, the Company issued 52,451 shares of the Company's restricted common stock at prices ranging from $1.50 to $2.30 per share for consulting services valued at $99,490, in aggregate, to various consultants.

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share,

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

the approximate market value on the date of grant, totaling $131,300. The stock bonuses are subject to vesting and during the three months ended September 30, 2010, $1,684 was recorded as compensation expense and $6,733 was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.

Warrants:

As of September 30, 2010, the Company had the following common stock warrants outstanding:

                                               Exercise
                            Number of Shares     Price     Expiration Date
                            ----------------   ---------   -----------------

Class SVDB 1-6                   800,000        $ 3.00     December 31, 2018
Class DB-1                       600,000          1.00     December 31, 2018
Class DB-1A                    1,000,000          0.75     December 31, 2018
Class A 1-3                      600,000          2.50     December 31, 2018
Class SVMAS-1                     67,500          3.50     December 31, 2018
Class SVMAS-1A                    40,000          3.50     December 31, 2018
Class SVMAS 2-3                   72,500          2.50     December 31, 2018
Class SVB 1-4                    125,000          2.50     December 31, 2018
Class SVC 1-5                    125,000          4.25     December 31, 2018
Class SV-SEI 1-2                  32,292          1.50     December 31, 2012
Class C,D,E                      275,000          2.50     April 30, 2015
Class O                          100,000          3.00     December 31, 2018
Class DM                         150,000          3.00     December 31, 2011
Class MAS                         80,000          2.50     December 31, 2018
Class MAS-1 A-K                  300,000          0.75     December 31, 2018
Class GK                          20,000          2.00     March 31, 2011
Class TO-1                        15,000          0.75     December 31, 2018
Class BW                          10,000          2.20     June 15, 2012
Class Z 1-3                       53,324          1.25     December 31, 2018
Class NCC-1                       25,000          2.00     May 31, 2014
Class DB-2                       600,000          2.50     January 15, 2019
Class MAS 4-1                    200,000          2.50     January 15, 2019
Class MAS 5-1                    200,000          2.00     January 15, 2019
Class NH-1                        12,000          2.25     February 17, 2013
Class NHJSG 1-6                   45,000          2.25     December 31, 2015
Class NHJRG 1-6                   45,000          2.25     December 31, 2015
                               ---------
                               5,592,616
                               =========

In July 2010, warrants to purchase 200,000 shares of the Company's common stock at $2.00 per share were issued pursuant to an extension agreement with Mr. Smith (Note 8). These warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019. The fair value of these warrants was determined to be $0.10 per warrant based on factors including the evaluation of the Company's fair value as of the date of the issuance, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, and the historical valuation and purchases of the Company's

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

warrants. The Company recorded non-cash compensation expense of $20,000 related to the warrant issuance.

From July through September 2010, warrants to purchase 45,000 shares of the Company's common stock at $2.25 per share were issued pursuant to an agreement with two consultants. These warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015. The fair value of these warrants was determined to be $0.25 per warrant based on factors including the evaluation of the Company's fair value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation expense of $11,250 related to the warrant issuances.

The weighted-average exercise price for the outstanding warrants is $2.04, and the weighted-average remaining contractual life as of September 30, 2010 is 7.7 years.

Stock options:

The Company's 2006 Consolidated Incentive Plan (the "2006 Plan"), as amended, provides for the issuance of options to purchase up 6,000,000 shares of the Company's common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

The Company recorded compensation expense related to employee stock options of $95,109 and $94,604 for the three months ended September 30, 2010 and 2009, respectively. The Company granted 350,000 and 175,000 options during the three months ended September 30, 2010 and 2009, respectively. The fair value of the options granted during the three months ended September 30, 2010 and 2009 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

                              Weighted                 Weighted
                              Average     Range        average     Range
                              September   September    September   September
                              30, 2010    30, 2010     30, 2009    30, 2009
                              ---------   ----------   ---------   ---------
Volatility                       96%       95%-102%       99%         99%
Dividend yield                    -           -            -           -
Risk-free interest rate         0.80%     0.72%-0.81%    1.31%       1.31%
Expected term (years)           3.38       2.67-3.5       2.5         2.5

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

A summary of option activity under the 2006 Plan for the three months ended September 30, 2010 is as follows:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

                                                      Weighted-
                                          Weighted-   Average
                                          Average     Remaining     Aggregate
                                          Exercise    Contractual   Intrinsic
                              Options     Price       Life          Value
                              ---------   ---------   -----------   ---------

Outstanding at July 1, 2010   2,270,833     $ 2.85                  $ 81,250
  Granted                       350,000       2.29
  Exercised                           -          -
  Forfeited                           -          -
  Expired                             -          -
                              ---------     ------         ---      --------
Outstanding at September 30,
 2010                         2,620,833     $ 2.77         3.7      $800,300
                              =========     ======         ===      ========
Exercisable at September 30,
 2010                         2,233,333     $ 2.87         3.2      $603,300
                              =========     ======         ===      ========

The following table presents information relating to nonvested stock options as of September 30, 2010:

                                                                Weighted
                                                                Average
                                             ----------------------------
                                                                Grant-Date
                                               Options          Fair Value
                                             -----------------------------
Nonvested at July 1, 2010                       87,500           $ 0.67
  Granted                                      350,000             1.38
  Vested                                       (50,000)           (1.35)
  Forfeited                                          -                -
                                             -----------------------------
Nonvested at September 30, 2010                387,500            $1.22
                                             =============================

The total fair value of stock options that vested during the three months ended September 30, 2010 and 2009 was $50,625 and $108,609, respectively. As of September 30, 2010, the Company had $413,224 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

Stock-based compensation charges in operating expenses in the Company's financial statements for the three months ended September 30, 2010 and 2009 are as follows:

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010


                                          Three months     Three months
                                              ended            ended
                                          September 30,    September 30,
                                              2010             2009
                                          -------------    -------------
General and administrative:
  Fair value remeasurement of options
   with service conditions                  $      -         $  65,261
  Fair value of stock bonuses expensed         1,684            37,275
  Fair value of stock options expensed        95,109            87,979
                                            --------         ---------
     Total                                  $ 96,793         $ 190,515
                                            ========         =========

Research and development:
  Fair value remeasurement of options
   with service conditions                  $      -         $       -
  Fair value of stock options expensed             -             6,625
                                            --------         ---------
     Total                                  $      -         $   6,625
                                            ========         =========

7.   OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of September 30, 2010, the Company has reflected $57,315 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company. The Company has entered into three separate agreements to sub-lease approximately 100% of the Company's lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242. The difference between the straight-line method, and the actual lease payments has resulted in a deferred-rent liability of
$57,851 as of September 30, 2010.   Rent expense, net of contractual and
month-to-month sub-lease rental income, was nil and $7,067 for the three months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:





             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010


                               Operating lease   Sublease   Net operating
Fiscal year:                       payments      rentals    lease payments
                               ---------------   --------   --------------

   2011                           $ 149,403      $ 149,403      $   -
   2012                             212,775        212,775          -
   2013                             225,756        225,756          -
   2014                              97,219         97,219          -
                                  ---------      ---------      -----
   Total                          $ 685,153      $ 685,153      $   -
                                  =========      =========      =====

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

8.   COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith is paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Effective July 27, 2010 the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2011. Commencing September 1, 2010, Mr Smith is paid a monthly salary of $19,000 in addition to a cash bonus of $20,000 to be paid on January 1, 2011. In addition Mr. Smith was granted a $20,000 bonus payable

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share until January 15, 2019.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap was paid $300,000 annually
for Mr. Bassani's services.   On January 11, 2009, the Company entered in the
Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company would no longer defer compensation earned by Brightcap, rather it will be paid in cash.
Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement granted Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009 which right was extended to January 14, 2010, on which date the conversion took place (Note
5). The Brightcap Agreement also extended the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010.

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

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target

             BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED SEPTEMBER 30, 2010

prices are reached. As of September 30, 2010, 442,500 shares remain outstanding, to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

9.   SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2010 for recognition and disclosure in the consolidated financial statements.

Issuance of Common Stock

From October 1, 2010 through November 12, 2010, the Company issued 27,797 shares of the Company's common shares to various consultants valued at approximately $72,000.

From October 1, 2010 through November 12, 2010, the Company issued 4,500 shares of its Series C Preferred shares for $450,000, ($391,500 net of commissions).

From October 1, 2010 through November 12, 2010, the Company issued 75,746 shares of the Company's common shares to investors for net proceeds of approximately $223,000.


















ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K for the year ended June 30, 2010.

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

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate Bion Systems to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ('Pennvest') approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays over the past year, on August 12, 2010, the Company received a permit for construction of the Phase 1 Kreider System. Initial construction related activities including bidding and ordering of equipment commenced during October 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company anticipates that the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan will be received during the next 30 days. The Company believes that the construction will be completed and the project will be operational during the spring of 2011. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

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

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will be located in upstate New York and anticipates optioning land in that area during the current fiscal year or soon thereafter (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the remainder of calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2010 and 2009 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively. At June 30, 2010, the Company had a working capital surplus and a total deficit of approximately $381,000 and $1,535,000, respectively. The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses attributable to Bion stockholders of approximately $959,000 and $1,034,000 during the three month periods ended September 30, 2010 and 2009, respectively. At September 30, 2010, the Company has a working capital deficit and a total deficit of approximately $333,000 and $1,729,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

General and Administrative

     Total general and administrative expenses were $791,000 and $901,000 for the three months ended September 30, 2010 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $97,000 and $190,000 for the three months ended September 30, 2010 and 2009, respectively, were $694,000 and $711,000 for the three months ended September 30, 2010 and 2009, respectively, representing a $17,000 decrease.


There were no notable variations in the general and administrative expenses for the three months ended September 30, 2010 compared to the same period in the prior year.

     General and administrative stock-based compensation for the three months ended September 30, 2010 and 2009 consists of the following:

                                           Three months      Three months
                                               ended             ended
                                           September 30,     September 30,
                                               2010              2009
                                           ------------      -------------
   General and administrative:
     Fair value remeasurement of options
      with service conditions                $     -           $ 65,000
     Fair value of stock options expensed
      under ASC 718                           95,000             88,000
     Fair value of stock bonuses expensed      2,000             37,000
                                             -------           --------
      Total                                  $97,000           $190,000
                                             =======           ========

     Stock-based compensation charges decreased from $190,000 to $97,000 for the three months ended September 30, 2009 and 2010, respectively. The Company recognized general and administrative expenses of $65,000 for the three months ended September 30, 2009 due to the remeasurement of options with service conditions. The options became fully vested during the 2010 fiscal year so no similar expense is present during the three months ended September 30, 2010. The Company recognized expense relating to the fair value of stock options for general and administrative employees of $95,000 and $88,000 for the three months ended September 30, 2010 and 2009, respectively. Compensation expense relating to stock options was higher during the three months ended September 30, 2010 due to 350,000 options being granted during that period versus 175,000 options being granted during the three months ended September 30, 2010. The Company also recognized general and administrative expenses of $2,000 and $37,000 for the three months ended September 30, 2010 and 2009, respectively, due to the issuance of stock bonuses during the three months ended September 30, 2009.

Research and development

     Total research and development expenses were $49,000 and $73,000 for the three months ended September 30, 2010 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges of nil and $7,000 for the three months ended September 30, 2010 and 2009 were $49,000 and $66,000, respectively. The primary reason for the decrease in research and development expenses during the three months ended September 30, 2010 is due to a decrease in legal fees primarily due to the utilization of a patent research consultant which reduced overall legal expenses. Legal fees relating to research and development were $14,000 and $34,000 for the three months ended September 30, 2010 and 2009, respectively.

     Research and development stock-based compensation for the three months ended September 30, 2010 and 2009 consists of the following:


                                           Three months      Three months
                                               ended            ended
                                           September 30,     September 30,
                                               2010             2009
                                           ------------      -------------
   Research and development:
   Fair value of stock options expensed
    under ASC 718                            $    -             $7,000
                                             ------             ------
      Total                                  $    -             $7,000
                                             ======             ======

     Stock-based compensation expense decreased from $7,000 for the three months ended September 30, 2009 to nil for the three months ended September 30, 2010. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2011 were primarily allocated to general and administrative and/or capitalized as part of the KF Project.

Loss from Operations

     As a result of the factors described above, the loss from operations was $840,000 and $973,000 for the three months ended September 30, 2010 and 2009, respectively.

Other expense (income)

     Other expense (income) was $2,000 and $(1,000) for the three months ended September 30, 2010 and 2009, respectively. Interest expense increased to $4,000 for the three months ended September 30, 2010 due to the interest accrued on the deferred compensation owed as of September 30, 2010.
Interest income was $2,000 and $3,000 for the three months ended September 30, 2010 and 2009, respectively.

Net loss attributable to the noncontrolling interest

     The net loss attributable to the noncontrolling interest was $2,000 and $1,000 for the three months ended September 30, 2010 and 2009, respectively.

Net loss attributable to Bion's common stockholders

     As a result of the factors described above, the net loss attributable to Bion's common stockholders was $959,000 and $1,034,000 for the three months ended September 30, 2010 and 2009, respectively, resulting in the net loss per basic and diluted common share for the three months ended September 30, 2010 and 2009 of $0.08 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

     As of September 30, 2010, the Company had cash and cash equivalents of approximately $716,000. During the three months ended September 30, 2010, net cash used in operating activities was $384,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the three months ended September 30, 2010 the Company used $234,000 for the design and permitting of the KF Project which has been capitalized as property and equipment.

Financing Activities

     During the three months ended September 30, 2010, $418,000 of cash was provided from the sale of the Company's Series C preferred stock. The Company used $70,000 and $40,000 for Series B and Series C preferred dividends payments, respectively.

     As of September 30, 2010 the Company has debt obligations consisting of deferred compensation of $169,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense. As of September 30, 2010, the Company has 38 months remaining on the lease.

Plan of Operations and Outlook

     As of September 30, 2010 the Company had cash and cash equivalents of approximately $716,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company received a permit for construction of the KF Project on August 12, 2010. Initial construction related activities including bidding and ordering of equipment commenced during October 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company anticipates that the initial drawdown/reimbursement from Pennvest will be received in the next 30 days.

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

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2010 fiscal year. The Company has tentatively selected upstate New York for its initial Project and anticipates optioning land in that area during the 2011 fiscal year or soon thereafter (although locations other states are also under review). In addition, Bion intends to choose sites for additional Projects during the calendar years 2010-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year
2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $57,315 in connection with the lease as of June 30, 2010. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658. Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include a renewable energy facility that will treat cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. To complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be expended for construction. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated at the Kreider system. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects. After substantial unanticipated delays over the past year, on August 12, 2010, the Company received a permit for construction of the Phase 1 Kreider System. Initial construction related activities including bidding and equipment ordering commenced during October 2010. The initial settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company anticipates that the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan will be received within 30 days. The Company believes the $7.8 million loan from Pennvest will be sufficient to fund the anticipated construction costs and that the construction will be completed and the project will be operational during the spring of 2011. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

     The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K/A for the year ended June 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2010.

     (b)  Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.















                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not involved in any material legal proceedings at this time.

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended September 30, 2010 the Company sold 0 shares of restricted common stock for $0 (not including 52,541 shares issued valued at $99,490, in aggregate, to certain consultants and/or employees for services and/or in conversion of outstanding convertible debt obligations). These shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933. In addition the Company sold 4,800 shares of its Series C Preferred Stock for $417,600 (net of commissions and offering expenses). The proceeds were used for working capital purposes. These shares were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933. Additional shares of restricted common stock were issued in connection with compensation and other matters. These shares were issued in reliance on the exemptions provided by Regulation D and/or Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.  Description


     10.1   'Accepted Funding Offer' (base loan agreement)
            (without exhibits) with PENNVEST for Kreider Farms
            Project Loan -- effective November 3, 2010 (previously filed)

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

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  November 12, 2010           By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)


















