Form 10-Q
period 2010-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2011-02-11
CIK 875729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 2010

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On February 10, 2011, there were 13,191,087 Common Shares issued and 12,486,778 Common Shares outstanding.

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

     Large accelerated filer [ ]       Accelerated filer         [ ]
     Non-accelerated filer   [ ]       Smaller reporting company [X]




                       BION ENVIRONMENTAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                       Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated financial statements (unaudited):

           Balance sheets ............................................    3

           Statements of operations ..................................    4

           Statements of changes in equity (deficit) .................    5

           Statements of cash flows ..................................    6

           Notes to unaudited consolidated financial statements ...... 7-22

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ..................................   23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   33

Item 4.   Controls and Procedures ....................................   33

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................   35

Item 1A.  Risk Factors................................................   35

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................   35

Item 3.   Defaults Upon Senior Securities ............................   35

Item 4.   Submission of Matters to a Vote of Security Holders ........   35

Item 5.   Other Information ..........................................   35

Item 6.   Exhibits ...................................................   35

          Signatures .................................................   37


<PAGE 2>

                         PART I.  FINANCIAL INFORMATION

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                December 31,     June 30,
                                                    2010           2010
                                               -------------   -------------
                                                (unaudited)
          ASSETS

Current assets:
 Cash                                          $    903,110    $  1,026,084
 Prepaid rent and expenses                            6,825           9,228
 Other receivable - affiliate                         8,797           8,797
 Deposits and other receivables                      11,956          11,956
                                               -------------   -------------
     Total current assets                           930,688       1,056,065
                                               -------------   -------------

Restricted cash (Notes 5 and 8)                      82,315          57,315
Property and equipment, net (Note 4)              2,455,679         889,251
                                               -------------   -------------
     Total assets                              $  3,468,682    $  2,002,631
                                               =============   =============
           LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses         $  1,957,087   $     675,024
 Line of credit (Note 5)                            683,510               -
 Deferred compensation (Note 6)                     173,250               -
                                               -------------   -------------
     Total current liabilities                    2,813,847         675,024
                                               -------------   -------------
Deferred compensation (Note 6)                            -         165,000
Deferred rent (Note 8)                               53,586          69,892
                                               -------------   -------------
                                                  2,867,433         909,916
                                               -------------   -------------
Series B Redeemable Convertible Preferred
 stock, $0.01 par value, 50,000 shares
 authorized; 28,170 shares issued and
 outstanding; liquidation preference of
 $2,887,425                                       2,521,215       2,521,215
                                               -------------   -------------
Deficit (Note 7):
 Bion's stockholders' deficit:
  Series A Preferred stock, $0.01 par value,
  10,000 shares authorized, no shares issued
  and outstanding                                         -               -
 Series C Convertible Preferred stock, $0.01
  par value, 60,000 shares authorized; 32,150
  and 18,000 shares issued and outstanding,
  respectively; liquidation preference of
  $3,281,212                                      2,863,262       1,605,592
 Common stock, no par value, 100,000,000
  shares authorized, 12,913,231 and 12,754,830
  shares issued, respectively; 12,208,922 and
  12,050,521 shares outstanding, respectively             -               -
 Additional paid-in capital                      77,721,713      75,484,099
 Accumulated deficit                            (82,608,519)    (78,624,862)
                                               -------------   -------------
                                                 (2,023,544)     (1,535,171)
                                               -------------   -------------
 Noncontrolling interest (Note 3)                   103,578         106,671
                                               -------------   -------------
     Total deficit                               (1,919,966)     (1,428,500)
                                               -------------   -------------
     Total liabilities and deficit             $  3,468,682    $  2,002,631
                                               =============   =============

See notes to unaudited consolidated financial statements.

<PAGE 3>

              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
                                    (UNAUDITED)



                                              Three months ended             Six months ended
                                                 December 31,                  December 31,
                                             2010           2009           2010           2009
                                        -------------  -------------  -------------  -------------
Revenue                                 $          -   $          -   $          -   $          -
                                        -------------  -------------  -------------  -------------
Operating expenses:
 General and administrative (including
  stock-based compensation (Note 7))       3,088,192        609,685      3,879,666      1,510,337
 Research and development (including
  stock-based compensation (Note 7))          51,956         35,319        100,957        107,836
                                        -------------  -------------  -------------  -------------
     Total operating expenses              3,140,148        645,004      3,980,623      1,618,173
                                        -------------  -------------  -------------  -------------
Loss from operations                      (3,140,148)      (645,004)    (3,980,623)    (1,618,173)
                                        -------------  -------------  -------------  -------------
Other expense (income):
 Interest expense                              4,997              -          9,122          1,515
 Interest income                                (762)        (3,405)        (2,995)        (6,359)
                                        -------------  -------------  -------------  -------------
                                               4,235         (3,405)         6,127         (4,844)
                                        -------------  -------------  -------------  -------------
Net loss                                  (3,144,383)      (641,599)    (3,986,750)    (1,613,329)

Net loss attributable to the
 noncontrolling interest                       1,323            892          3,093          2,063
                                        -------------  -------------  -------------  -------------
Net loss attributable to Bion             (3,143,060)      (640,707)    (3,983,657)    (1,611,266)
Dividends on preferred stock                (136,637)       (71,225)      (254,774)      (135,017)
                                        -------------  -------------  -------------  -------------
Net loss applicable to Bion's common
 stockholders                           $ (3,279,697)  $   (711,932)  $ (4,238,431)  $ (1,746,283)
                                        =============  =============  =============  =============
Net loss applicable to Bion's common
 Stockholders per basic and diluted
 common share                           $      (0.27)  $      (0.06)  $      (0.35)  $      (0.15)
                                        =============  =============  =============  =============
Weighted-average number of common
 shares outstanding:
  Basic                                   12,178,602     11,744,697     12,129,578     11,675,229
                                        =============  =============  =============  =============
  Diluted                                 12,178,602     11,744,697     12,129,578     11,675,229
                                        =============  =============  =============  =============


See notes to unaudited consolidated financial statements.

<PAGE 4>



              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
                         SIX MONTHS ENDED DECEMBER 31, 2010
                                  (UNAUDITED)





                                                  Bion's Shareholders
                         -------------------------------------------------------------------
                              Series C                           Addi-
                          Preferred Stock       Common Stock     tional                       Noncon-    Total
                         ------------------  ------------------  paid-in       Accumulated    trolling   equity/
                         Shares    Amount      Shares    Amount  capital       deficit        interest   (deficit)
                         ------  ----------  ----------  ------  ------------  -------------  ---------  ------------

Balances, July 1, 2010   18,000  $1,605,592  12,754,830  $    -  $75,484,099   $(78,624,862)  $106,671   $(1,428,500)

 Vesting of options for
  services                    -           -           -       -    2,032,035              -          -     2,032,035
 Issuance of common
  stock for services and
  project construction
  services                    -           -      82,655       -      194,654              -          -       194,654
 Sale of common stock         -           -      75,746       -      223,200              -          -       223,200
 Issuance of warrants
  for services                -           -           -       -       42,500              -          -        42,500
 Sale of Series C
  preferred stock,
  net                    14,150   1,231,050           -       -            -              -          -     1,231,050
 Dividend on Series B
  preferred stock             -           -           -       -     (140,850)             -          -      (140,850)
 Dividend on Series C
  preferred stock             -      26,620           -       -     (113,925)             -          -       (87,305)
 Net loss                     -           -           -       -            -     (3,983,657)    (3,093)   (3,986,750)
                         ------  ----------  ----------  ------  ------------  -------------  ---------  ------------
Balances, December 31,
 2010                    32,150  $2,863,262  12,913,231  $    -  $77,721,713   $(82,608,519)  $103,578   $(1,919,966)
                         ======  ==========  ==========  ======  ============  =============  =========  ============


See notes to unaudited consolidated financial statements.



<PAGE 5>


              BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
                                  (UNAUDITED)

                                                    2010           2009
                                               -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $ (3,986,750)   $ (1,613,329)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation expense                               8,424           8,198
   Accrued interest on deferred compensation          8,250           1,515
   Stock-based compensation                       2,248,641         656,348
   Decrease in prepaid rent and expenses              2,404           4,539
   Increase (decrease) in accounts payable
    and accrued expenses                          1,289,144        (120,214)
   Decrease in deferred rent                        (16,306)           (933)
                                               -------------   -------------
     Net cash used in operating activities         (446,193)     (1,063,876)
                                               -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 (Increase) decrease in restricted cash             (25,000)         28,658
 Purchase of property and equipment              (1,561,386)       (237,310)
                                               -------------   -------------
     Net cash used in investing activities       (1,586,386)       (208,652)
                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from sale of common stock                 223,200          13,153
 Proceeds from sale of Series B preferred stock           -         595,950
 Proceeds from sale of Series C preferred stock   1,231,050         404,550
 Proceeds from line of credit                       683,510               -
 Repayment of loans payable - affiliates                  -        (162,500)
 Payment of Series B preferred dividends           (140,850)        (76,668)
 Payment of Series C preferred dividends            (87,305)              -
                                               -------------   -------------
     Net cash provided by financing activities    1,909,605         774,485
                                               -------------   -------------
Net decrease in cash                               (122,974)       (498,043)
Cash at beginning of period                       1,026,084       1,695,713
                                               -------------   -------------
Cash at end of period                          $    903,110    $  1,197,670
                                               =============   =============

Supplemental disclosure of cash flow information:
 Cash paid for interest and income taxes       $          -    $          -

Non-cash investing and financing transactions:
 Exchange/conversion of debt to common stock   $          -    $     80,010
 Issuance of common stock in exchange for
  project construction services                      13,467          25,764
 Issuance of common stock in exchange for
  services                                            7,080               -
 Series B preferred stock dividends                 140,850               -
 Series C preferred stock dividends                 113,924               -


See notes to unaudited consolidated financial statements.

<PAGE 6>



           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

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


<PAGE 7>


           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

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

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a loan up to $7.8 million ("Pennvest Loan") to LLC for development and construction of the Phase 1 System at Kreider.
The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest's disbursements will take the form of reimbursement of qualified sums expended by LLC. In connection with the Pennvest Loan, the Company has provided a 'technology guaranty' regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System's nutrient reduction performance has been demonstrated. After substantial unanticipated delays over the previous year, on August 12, 2010 the Company received its permit for construction of the Phase I Kreider System. Initial construction- related activities, including bidding and ordering of equipment, commenced during October 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010, and the Company received the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan on January 6, 2011 of approximately $1,727,000 and another drawdown on January 26, 2011 of $873,000, which will be used to reduce current obligations of the Company related to the Kreider project. The terms of the Pennvest Loan provide for funding of $7,754,000, to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity. The Pennvest Loan is collateralized by a pledge of all revenues generated from the project, including, but not limited to, nutrient tax credits and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from the project calculated on a net cash flow basis, as defined. Bion is in the process of constructing the Phase 1 Kreider System. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project. It is anticipated that construction will be completed and operations will commence during the spring of 2011.

<PAGE 8>


           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

Going concern and management's plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively, and a net loss of approximately $3,987,000 for the six months ended December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.

During the year ended June 30, 2010, the Company sold 18,000 shares of the Company's Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,566,000 after commissions. During the six months ended December 31, 2010, the Company sold an additional 14,150 shares of the Company's Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,231,050. Also during the six months ended December 31, 2010, the Company sold 75,746 shares of its common stock for proceeds of $223,200.

At December 31, 2010, the Company has a working capital deficit and a total deficit of approximately $1,883,000 and $2,024,000, respectively.

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

<PAGE 9>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2010 and the results of operations and cash flows of the Company for the three and six months ended December 31, 2010 and 2009. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended June 30, 2010.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the three and six months ended December 31, 2010 and 2009, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

                                  December 31, 2010     December 31, 2009
                                  -----------------     -----------------
Warrants                              5,637,616             5,290,616
Options                               3,370,833             2,190,833
Convertible debt                        115,500               333,334
Convertible preferred stock           2,264,016             1,676,613

The following is a reconciliation of the denominators of the basic loss per share computations for the three and six months ended December 31, 2010 and 2009:

<PAGE 10>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

                                  Three         Three          Six           Six
                                  Months        Months        Months        Months
                                  Ended         Ended         Ended         Ended
                                December 31,  December 31,  December 31,  December 31,
                                   2010          2009          2010          2009
                                -----------   -----------   -----------   -----------
Shares issued - beginning
 of period                      12,807,281    12,418,086    12,754,830    12,126,448
Shares held by subsidiaries
 (Note 7)                         (704,309)     (704,309)     (704,309)     (704,309)
                                -----------   -----------   -----------   -----------
Shares outstanding -
 beginning of period            12,102,972    11,713,777    12,050,521    11,422,139
Weighted average shares
 issued during the period           75,630        30,920        79,057       253,090
                                -----------   -----------   -----------   -----------
Basic weighted average
 shares - end of period         12,178,602    11,744,697    12,129,578    11,675,229
                                ===========   ===========   ===========   ===========



Fair value measurements:

The fair value of cash, line of credit and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.

3.   NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

The Company owns a 58.9% interest in Centerpoint. During the three and six months ended December 31, 2010 and 2009, Centerpoint had losses of approximately $3,200 and $7,500 and $2,200 and $5,000, respectively. The noncontrolling interest as of December 31, 2010 was $103,578.

4.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                       December 31, 2010     June 30, 2010
                                       -----------------     --------------
Project construction in progress           2,221,494              845,992
Equipment                                    199,350                    -
Leasehold improvements                        31,336               31,336
Furniture                                     28,932               28,932
Computers and office equipment                37,139               37,139
                                          -----------          -----------
                                           2,518,251              943,399
Less accumulated depreciation                (62,572)             (54,148)
                                          -----------          -----------
                                          $2,455,679           $  889,251
                                          ===========          ===========

<PAGE 11>


           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

Depreciation expense was $4,163 and $4,235 for the three months ended December 31, 2010 and 2009, respectively, and $8,424 and $8,198 for the six months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company had commitments of $462,435 for the purchase of equipment related to the Kreider Farms project which will be consummated by spring of 2011.

5.   LINE OF CREDIT:

In December 2010, the Company entered into a loan and security agreement with a lender whereby the lender extended a credit facility of up to $1,500,000 in interim financing for the purchase of equipment and payment of construction costs at the Kreider Dairy covered under the Pennvest Loan. The credit facility bears interest at the prime rate published in the Wall Street Journal plus 2% and requires a $25,000 interest reserve account. The credit facility is collateralized by the Pennvest loan proceeds and subject to certain debt covenants and conditions regarding the terms of the credit facility. Should the Company default on the line of credit and not remedy the default within 10 days of notice from the lender, the principal and interest shall be payable immediately. The maturity date of the line of credit is January 5, 2012. For the three and six months ended December 31, 2010, the Company recorded interest expense of $872 related to the line of credit.

6.   DEFERRED COMPENSATION:

As of December 31, 2010, the Company owed Brightcap Capital Ltd. ("Brightcap") for services provided by Mr. Bassani, deferred compensation of $150,000. The Company entered into an agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company's restricted common stock, at Brightcap's option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed. During June 2010, the Company entered into an extension agreement with Brightcap pursuant to which the maturity date and the conversion date of the deferred compensation were extended to July 1, 2011. As consideration for the extension, an additional $15,000 principal was added to the obligation and the deferred compensation accrues interest commencing July 1, 2010 at 10% per annum. As of December 31, 2010, the deferred compensation and accrued interest total $173,250. Interest expense for the three and six months ended December 31, 2010 was $4,125 and $8,250, respectively.

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

<PAGE 12>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

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

The Company declared dividends on November 12, 2010 for the Series B Preferred stockholders with a record date of September 30, 2010, totaling $70,425; which were paid on November 16, 2010.

The Company declared dividends on January 1, 2011 for the Series B Preferred stockholders with a record date of December 31, 2010, totaling $70,425, which are expected to be paid on or about February 15, 2011.

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

<PAGE 13>


           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

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

During the six months ended December 31, 2010, the Company issued 14,150 shares of Series C Preferred stock for cash proceeds of $1,415,000 (net proceeds of $1,231,050 after commissions).

The Company declared dividends on July 31, 2010 for the Series C Preferred stockholders with a record date of June 30, 2010 totaling $39,592; which were paid on August 16, 2010.

The Company declared dividends on November 12, 2010 for the Series C Preferred stockholders with a record date of September 30, 2010 totaling $47,712; which were paid on November 16, 2010.

The Company declared dividends on January 1, 2011 for the Series C Preferred stockholders with a record date of December 31, 2010 totaling $66,212, which are expected to be paid on or about February 15, 2011.

Common stock:

Holders of common stock are entitled to one vote per share on all matters to be voted on by common stockholders. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share in all assets remaining after liabilities have been paid in full or set aside and the rights of any outstanding preferred stock holders have been satisfied. Common stock has no preemptive, redemption or conversion rights. The rights of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of any outstanding series of preferred stock or any series of preferred stock the Company may designate in the future.

Centerpoint holds 704,309 shares of the Company's common stock. These shares of the Company's common stock held by Centerpoint are for the benefit of its shareholders without any beneficial interest. The Company accounts for these shares similar to treasury stock.

During the six months ended December 31, 2010, the Company issued 82,655 shares of the Company's restricted common stock at prices ranging from $1.50

<PAGE 14>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

to $3.00 per share for consulting services valued at $177,820, in aggregate, to various consultants.

During the six months ended December 31, 2010, the Company sold 75,746 of the Company's common stock for proceeds of $223,200.

On December 31, 2010, the Company declared stock bonuses to certain key employees and a consultant at $2.90 per share, the approximate market value on the date of the grant totaling $536,500 for services performed through December 31, 2010. The Company recorded non-cash compensation expense of $536,500 during the six months ended December 31, 2010. In January 2011, 185,000 shares of the Company's common stock were issued to satisfy the stock bonuses.

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share, the approximate market value on the date of grant, totaling $131,300. The stock bonuses are subject to vesting and during the six months ended December 31, 2010, $3,367 was recorded as compensation expense and $13,467 was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.

Warrants:

As of December 31, 2010, the Company had the following common stock warrants outstanding:

                        Number of Shares   Exercise Price   Expiration Date
                        ----------------   --------------   ---------------
Class SVDB 1-6                800,000        $   3.00       December 31, 2018
Class DB-1                    600,000            1.00       December 31, 2018
Class DB-1A                 1,000,000            0.75       December 31, 2018
Class A 1-3                   600,000            2.50       December 31, 2018
Class SVMAS-1                  67,500            3.50       December 31, 2018
Class SVMAS-1A                 40,000            3.50       December 31, 2018
Class SVMAS 2-3                72,500            2.50       December 31, 2018
Class SVB 1-4                 125,000            2.50       December 31, 2018
Class SVC 1-5                 125,000            4.25       December 31, 2018
Class SV-SEI 1-2               32,292            1.50       December 31, 2012
Class C,D,E                   275,000            2.50       April 30, 2015
Class O                       100,000            3.00       December 31, 2018
Class DM                      150,000            3.00       December 31, 2011
Class MAS                      80,000            2.50       December 31, 2018
Class MAS-1 A-K               300,000            0.75       December 31, 2018
Class GK                       20,000            2.00       March 31, 2011
Class TO-1                     15,000            0.75       December 31, 2018
Class BW                       10,000            2.20       June 15, 2012
Class Z 1-3                    53,324            1.25       December 31, 2018
Class NCC-1                    25,000            2.00       May 31, 2014
Class DB-2                    600,000            2.50       January 15, 2019
Class MAS 4-1                 200,000            2.50       January 15, 2019
Class MAS 5-1                 200,000            2.00       January 15, 2019
Class NH-1                     12,000            2.25       February 17, 2013
Class NHJSG 1-9                67,500            2.25       December 31, 2015
Class NHJRG 1-9                67,500            2.25       December 31, 2015
                           ----------
                            5,637,616
                           ==========

<PAGE 15>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

In July 2010, warrants to purchase 200,000 shares of the Company's common stock at $2.00 per share were issued pursuant to an extension agreement with Mr. Smith (Note 9). These warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019. The fair value of these warrants was determined to be $0.10 per warrant based on factors including the evaluation of the Company's fair value as of the date of the issuance, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market, and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation expense of $20,000 related to the warrant issuance.

From July through December 2010, warrants to purchase 90,000 shares of the Company's common stock at $2.25 per share were issued pursuant to an agreement with two consultants. The warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015. The fair value of these warrants was determined to be $0.25 per warrant based on factors including the evaluation of the Company's fair value as of the date of the issuances, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market and the historical valuation and purchases of the Company's warrants. The Company recorded non-cash compensation expense of $22,500 related to the warrant issuances.

The weighted-average exercise price for the outstanding warrants is $2.04, and the weighted-average remaining contractual life as of December 31, 2010 is 7.5 years.

Stock options:

The Company's 2006 Consolidated Incentive Plan (the "2006 Plan"), as amended, provides for the issuance of options to purchase up 6,000,000 shares of the Company's common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In December 2010, the Board of Directors, in an effort to retain key employees and consultants, approved the modification of certain options to certain employees and consultants resulting in the extension of certain expiry dates. As a result of the modifications, the Company recorded incremental non-cash compensation expense of $1,276,203 for the six months ended December 31, 2010 and approximately $13,000 of additional non-cash compensation will be recognized over a weighted average period of approximately 1 year.

The Company recorded compensation expense related to employee stock options of $1,936,926 and $73,473 for the three months ended December 31, 2010 and 2009, respectively, and $2,032,035 and $168,077 for the six months ended December 31, 2010 and 2009, respectively. The Company granted 1,100,000 and 195,000 options during the six months ended December 31, 2010 and 2009, respectively. The fair value of the options granted during the six months ended December 31, 2010 and 2009 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

<PAGE 16>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010


                             Weighted                Weighted
                             Average     Range       Average     Range
                             December    December    December    December
                             31, 2010    31, 2010    31, 2009    31, 2009
                             --------    --------    --------    --------

Volatility                      96%       95%-102%     100%       99%-104%
Dividend yield                   -           -          -            -
Risk-free interest rate        0.81%    0.72%-0.81%    1.29%    1.12%-1.31%
Expected term (years)          3.46      2.67-3.5      2.5          2.5

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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2010 is as follows:

                                                     Weighted-
                                          Weighted-  Average
                                          Average    Remaining    Aggregate
                                          Exercise   Contractual  Intrinsic
                              Options     Price      Life         Value
                              ---------   --------   -----------  ----------
Outstanding at July 1, 2010   2,270,833   $ 2.85                  $   81,250
  Granted                     1,100,000     2.84
  Exercised                           -        -
  Forfeited                           -        -
  Expired                             -        -
                              ---------   --------   -----------  ----------
Outstanding at December 31,
  2010                        3,370,833   $ 2.84         4.2      $1,194,750
                              =========   =========  ===========  ==========
Exercisable at December 31,
  2010                        2,595,833   $ 2.87         3.4      $  999,750
                              =========   =========  ===========  ==========

The following table presents information relating to nonvested stock options as of December 31, 2010:

                                                       Weighted-Average
                                                       Grant-Date
                                        Options        Fair Value
                                        ----------     ----------------
     Nonvested at July 1, 2010             87,500         $     0.67
        Granted                         1,100,000               1.79
        Vested                           (412,500)             (1.70)
        Forfeited                               -                  -
                                        ----------     -----------------
     Nonvested at December 31, 2010       775,000         $     1.72
                                        ==========     =================


<PAGE 17>


           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

The total fair value of stock options that vested during the six months ended December 31, 2010 and 2009 was $701,750 and $264,438, respectively. As of December 31, 2010, the Company had $1,783,924 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately one year.

Stock-based compensation charges in operating expenses in the Company's financial statements for the three and six months ended December 31, 2010 and 2009 are as follows:



                                  Three         Three          Six           Six
                                  Months        Months        Months        Months
                                  Ended         Ended         Ended         Ended
                                December 31,  December 31,  December 31,  December 31,
                                   2010          2009          2010          2009
                                -----------   -----------   -----------   -----------

General and administrative:
 Fair value remeasurement of
  options with service
  conditions                    $        -    $   26,571    $        -    $   91,831
 Fair value of stock bonuses
  expensed                         538,183        29,418       539,867        61,658
 Change in fair value from
  modification of option terms   1,276,203             -     1,276,203             -
 Fair value of stock options
  expensed                         660,071        73,473       755,180       161,452
                                -----------   -----------   -----------   -----------
     Total                      $2,474,457    $  129,462    $2,571,250    $  314,941
                                ===========   ===========   ===========   ===========
Research and development:
 Fair value remeasurement of
  options with service
  conditions                    $        -    $        -    $        -    $        -
 Fair value of stock bonuses
  expensed                               -         5,176             -        10,211
 Fair value of stock options
  expensed                             652             -           652         6,625
                                -----------   -----------   -----------   -----------
     Total                      $      652    $    5,176    $      652    $   16,836
                                ===========   ===========   ===========   ===========







<PAGE 18>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

8.   OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013. In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit. As of December 31, 2010, the Company has reflected $57,315 as restricted cash related to the secured letter of credit. The Company's obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company. The Company has entered into three separate agreements to sub-lease approximately 100% of the Company's lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242. The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $53,586 as of
December 31, 2010.   Rent expense net of contractual and month-to- month sub-
lease rental income, was nil and $8,753 for the three months ended December 31, 2010 and 2009, respectively, and nil and $12,971 for the six months ended December 31, 2010 and 2009, respectively.

At December 31, 2010, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

                       Operating lease                      Net operating
Fiscal year:           payments          Sublease rentals   lease payments
------------           ---------------   ----------------   --------------

    2011                  $ 99,602          $ 99,602           $    -
    2012                   212,775           212,775                -
    2013                   225,756           225,756                -
    2014                    97,219            97,219                -
                          --------          --------           ------
    Total                 $635,352          $635,352           $    -
                          ========          ========           ======

Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire term of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one-year initial period and in January 2010 he received the funds from the release of the restricted cash securing the Company's letter of credit of $28,658.
Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of restricted funds securing the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.


<PAGE 19>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010


9.   COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000. Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share. In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company's common stock. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith is paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Effective July 27, 2010 the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2011. Commencing September 1, 2010, Mr. Smith is paid a monthly salary of $19,000 in addition to a cash bonus of $20,000 that was paid in January 2011. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.00 per share until January 15, 2019.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009. Under the terms of the agreement, Brightcap was paid $300,000 annually
for Mr. Bassani's services.   On January 11, 2009, the Company entered in the
Brightcap Agreement, which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement for up to an additional six months. In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018. The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company would no longer defer compensation earned by Brightcap, rather it will be paid in cash.
Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement granted Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009 which right was extended to January 14, 2010, on which date the conversion took place (Note
6). The Brightcap Agreement also extended the maturity date of Mr. Bassani's $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. On September 30, 2009 the

<PAGE 20>


           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010

Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000. In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company's Services Group subsidiary.

The Company approved an employment agreement contract extension effective January 1, 2011 with Craig Scott whereby Mr. Scott will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2011, at an annual salary of $144,000.

Effective January 1, 2011, the Company entered into an employment agreement with Bill O'Neill, pursuant to which Mr. O'Neill will act as Chief Executive Officer and director of the Company for a period of four years and will be paid $300,000 annually. The agreement also granted Mr. O'Neill 750,000 options to purchase common shares of the Company at an exercise price of $3.10 per share, of which 300,000 options were immediately vested and the remaining 450,000 options will vest quarterly over the course of employment agreement. The options expire on January 15, 2018.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Mr. Schafer's services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company's common stock. Commencing the month following the first calendar month end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer's compensation shall be at an annual rate of $225,000, all of which shall be payable in cash. However, the transition to all cash compensation shall take place no later than July 1, 2011. Mr. Schafer was also granted 200,000 options effective January 1, 2011 exercisable at $3.00 per option until January 15, 2018.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of December 31, 2010, 442,500 shares remain outstanding, to be issued when and if the Company's stock price exceeds $10.00 and $20.00 per share, respectively.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.

<PAGE 21>

           BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED DECEMBER 31, 2010


10.  SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2010 for recognition and disclosure in the financial statements and notes to the financial statements.

Issuance of Common Stock

From January 1, 2011 through February 10, 2011, the Company has issued 26,856 shares of the Company's common shares to various consultants and an employee valued at approximately $81,000.

From January 1, 2011 through February 10, 2011 the Company has issued 66,000 shares of the Company's common shares to investors for net proceeds of approximately $165,000.

From January 1, 2011 through February 10, 2011, the Company has granted 350,000 options to purchase the Company's common stock to employees.

Effective January 1, 2011 the Company declared a deferred stock bonus of 50,000 shares to Mr. Smith. The stock bonus is contingent upon the Company's stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

From January 1, 2011 through February 10, 2011, the Company has received reimbursements of approximately $2,600,000 pursuant to the Pennvest Loan.






















<PAGE 22>


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

     The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ('Pennvest') approved a $7.8 million loan to Bion PA 1, LLC, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays over the past year, on August 12, 2010, the Company received a permit for construction of the Phase 1 Kreider system. Construction activities commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan on January 6, 2011 of approximately $1,726,000 and another drawdown of approximately $873,000 on January 26, 2011. The Company believes that the construction will be completed and the project will be operational during the spring of 2011. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

     Additionally, we believe that Bion's technology platform will allow the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO

<PAGE 23>


waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a natural gas replacement. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop." Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will be located in upstate New York and anticipates optioning land in that area during the current fiscal year or soon thereafter (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the calendar years 2011-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

     The financial statements for the years ended June 30, 2010 and 2009 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively. At June 30, 2010, the Company had a total deficit of approximately $1,535,000. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses attributable to Bion stockholders' of approximately $4,238,000 and $1,746,000 during the six month periods ended December 31, 2010 and 2009, respectively. At December 31, 2010, the Company has a working capital deficit and a total deficit of approximately $1,883,000 and $2,024,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

CRITICAL ACCOUNTING POLICIES

     Management has identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments

<PAGE 24>


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

Stock-based Compensation

     The Company follows the provisions of Accounting Standards Codification 718, which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based upon their grant date fair values.

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEUMBER 31, 2009

General and Administrative

     Total general and administrative expenses were $3,088,000 and $610,000 for the three months ended December 31, 2010 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $2,474,000 and $129,000 for the three months ended December 31, 2010 and 2009, respectively, were $614,000 and $481,000 for the three months


<PAGE 25>


ended December 31, 2010 and 2009, respectively, representing a $133,000 increase. Consulting costs increased from $100,000 for the three months ended December 31, 2009 to $213,000 for the three months ended December 31, 2010 due to additional consultants utilized for strategic planning for the Kreider project, a consultant for the development of future projects and various consultants for fund raising and lobbying efforts. During the three months ended December 31, 2010, the Company incurred $30,000 in fees related to securing a line of credit for equipment and construction advances at the KF project. This expense was not present in the prior period.

     General and administrative stock-based compensation for the three months ended December 31, 2010 and 2009 consists of the following:

                                             Three Months     Three Months
                                                Ended            Ended
                                             December 31,     December 31,
                                                2010             2009
                                             ------------     ------------
General and administrative:
  Fair value remeasurement of options
   With service conditions                    $        -       $  26,000
  Change in fair value from modification
   of option terms                             1,276,000
  Fair value of stock options expensed
   under ASC 718                                 660,000          73,000
  Fair value of stock bonuses expensed           538,000          30,000
                                              ----------       ---------
     Total                                    $2,474,000       $ 129,000
                                              ==========       =========

     Stock-based compensation charges increased to $2,474,000 from $129,000 for the three months ended December 31, 2010 and 2009, respectively. The Company recognized expense relating to the fair value of stock options for general and administrative employees of $660,000 and $73,000 for the three months ended December 31, 2010 and 2009, respectively. Compensation expense relating to stock options was higher during the three months ended December 31, 2010 primarily due to $1,276,000 of non-cash compensation being recognized due to the modification of certain key employee and consultant options. The Company also granted 750,000 options during the three months ended December 31, 2010 versus 20,000 options granted during the three months ended December 31, 2009 which resulted in $660,000 and $73,000 of non-cash compensation expense for the three months ended December 31, 2010 and 2009, respectively. The Company also recognized general and administrative expenses of $538,000 and $30,000 due to the vesting of stock bonuses during the three months ended December 31, 2010 and 2009, respectively.

Research and development

     Total research and development expenses were $52,000 and $35,000 for the three months ended December 31, 2010 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges of $1,000 and $5,000 for the three months ended December 31, 2010 and 2009 were $51,000 and $30,000, respectively. The primary reason for the increase in research and development expenses during the three months ended December 31, 2010 is due to an increase in legal fees due to increased patent activity during the quarter. Legal fees relating to research and development

<PAGE 26>


were $26,000 and $1,000 for the three months ended December 31, 2010 and 2009, respectively.

     Research and development stock-based compensation for the three months ended December 31, 2010 and 2009 consists of the following:

                                             Three Months     Three Months
                                                Ended            Ended
                                             December 31,     December 31,
                                                2010             2009
                                             ------------     ------------
Research and development:
  Fair value of stock options expensed
   under ASC 718                              $  1,000         $  5,000
                                              --------         --------
     Total                                    $  1,000         $  5,000
                                              ========         ========

     Stock-based compensation expense decreased from $5,000 for the three months ended December 31, 2009 to $1,000 for the three months ended December 31, 2010. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2011 were primarily allocated to general and administrative and/or capitalized as part of the KF Project.

Loss from Operations

     As a result of the factors described above, the loss from operations was $3,140,000 and $645,000 for the three months ended December 31, 2010 and 2009, respectively.

Other expense (income)

     Other expense (income) was $4,000 and $(3,000) for the three months ended December 31, 2010 and 2009, respectively. Interest expense increased to $5,000 for the three months ended December 31, 2010 due to the interest accrued on the deferred compensation owed as of December 31, 2010 and
interest on the newly acquired line of credit.    Interest income was $1,000
and $3,000 for the three months ended December 31, 2010 and 2009, respectively.

Net loss attributable to the noncontrolling interest

     The net loss attributable to the noncontrolling interest was $1,000 for both of the three months ended December 31, 2010 and 2009, respectively.

Net loss attributable to Bion's common stockholders

     As a result of the factors described above, the net loss attributable to Bion's common stockholders was $3,280,000 and $712,000 for the three months ended December 31, 2010 and 2009, respectively, resulting in the net loss per basic and diluted common share for the three months ended December 31, 2010 and 2009 of $0.27 and $0.06, respectively.


<PAGE 27>


SIX MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2009

General and Administrative

     Total general and administrative expenses were $3,880,000 and $1,510,000 for the six months ended December 31, 2010 and 2009, respectively.

     General and administrative expenses, excluding stock-based compensation charges of $2,571,000 and $315,000 for the six months ended December 31, 2010 and 2009, respectively, were $1,308,000 and $1,195,000 for the six months ended December 31, 2010 and 2009, respectively, representing a $113,000 increase. Consulting costs increased from $307,000 for the six months ended December 31, 2009 to $427,000 for the six months ended December 31, 2010 due to additional consultants utilized for strategic planning for the Kreider project, a consultant for the development of future projects and various consultants for fund raising and lobbying efforts. Partially offsetting the increased consulting costs was a $33,000 reduction in investor relations related costs.

     General and administrative stock-based compensation for the six months ended December 31, 2010 and 2009 consist of the following:

                                             Six Months       Six Months
                                                Ended            Ended
                                             December 31,     December 31,
                                                2010             2009
                                             ------------     ------------

General and administrative:
  Fair value remeasurement of options
   with service conditions                    $         -      $  92,000
  Change in fair value from modification
   of option terms                              1,276,000
  Fair value of stock options expensed
   under ASC 718                                  755,000        161,000
  Fair value of stock bonuses expensed            540,000         62,000
                                              -----------      ---------
     Total                                    $ 2,571,000      $ 315,000
                                              ===========      =========

     Stock-based compensation charges increased to $2,571,000 from $315,000 for the six months ended December 31, 2010 and 2009, respectively. Compensation expense relating to stock options was $755,000 and $161,000 during the six months ended December 31, 2010 and 2009, respectively, due to 1,100,000 and 195,000 options granted during the six months ended December 31, 2010 and 2009, respectively. Additionally, compensation expense relating to stock options was higher during the six months ended December 31, 2010 primarily due to $1,276,000 of non-cash compensation being recognized due to the modification of certain key employee and consultant options. The Company also recognized general and administrative expenses of $540,000 and $62,000 due to the vesting of stock bonuses during the six months ended December 31, 2010 and 2009, respectively.




<PAGE 28>


Research and development

     Total research and development expenses were $101,000 and $108,000 for the six months ended December 31, 2010 and 2009, respectively.

     Research and development expenses, excluding stock-based compensation charges of $1,000 and $17,000 for the six months ended December 31, 2010 and 2009, respectively, were $100,000 and $91,000, respectively. The primary reason for the slight decrease in research and development expenses during the six months ended December 31, 2010 is due to the shift in the Company's focus from research and development to pre-commercial and commercial activities related to its next generation technology applications, therefore costs of various employees and consultants (and their related activities) that were previously incurred as research and development expense are now allocated to general and administrative expense.

     Research and development stock-based compensation for the six months ended December 31, 2010 and 2009 consist of the following:

                                             Six Months       Six Months
                                                Ended            Ended
                                             December 31,     December 31,
                                                2010             2009
                                             ------------     ------------
Research and development:
  Fair value remeasurement of options
   with service conditions                     $     -         $ 10,000
  Fair value of stock options expensed
   under ASC 718                                 1,000            7,000
                                               -------         --------
     Total                                     $ 1,000         $ 17,000
                                               =======         ========

     Stock-based compensation expense decreased from $17,000 for the six months ended December 31, 2009 to $1,000 for the same period in fiscal year 2011. The decrease is due to expensing options issued to employees who in the prior year were deemed to be research and development and in the fiscal year 2009 were primarily allocated to general and administrative.

Loss from Operations

     As a result of the factors described above, the loss from operations was $3,981,000 and $1,618,000 for the six months ended December 31, 2010 and 2009, respectively.

Other expense and (income)

     Other expense and (income) was $6,000 and $(5,000) for the six months ended December 31, 2010 and 2009, respectively. Interest expense increased to $9,000 for the six months ended December 31, 2010 from $2,000 for the six months ended December 31, 2009. Interest expense increased due to the interest accrued on the deferred compensation balance as of December 31, 2010 and interest associated with the Company's new line of credit. Interest income was $3,000 and $6,000 for the six months ended December 31, 2010 and 2009, respectively and the difference is primarily due to lower interest rates.

<PAGE 29>


Net loss (income) attributable to the noncontrolling interest

     The net loss (income) attributable to the noncontrolling interest was $3,000 and $2,000 for the six months ended December 31, 2010 and 2009, respectively.

Net loss attributable to Bion's stockholders

     As a result of the factors described above, the net loss attributable to Bion's stockholders was $4,238,000 and $1,746,000 for the six months ended December 31, 2010 and 2009, respectively, representing a $0.20 increase in the net loss per basic and diluted common share for the six months ended December 31, 2010 and 2009 from $0.15 to $0.35, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements for the six months ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

     As of December 31, 2010, the Company had cash and cash equivalents of approximately $903,000. During the six months ended December 31, 2010, net cash used in operating activities was $446,000, primarily consisting of cash operating expenses. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

     During the six months ended December 31, 2010 the Company used $1,561,000 for the design, permitting and preliminary construction of the KF Project which has been capitalized as property and equipment. Also during the six months ended December 31, 20101, the Company was required to maintain an interest reserve bank account of $25,000 associated with its line of credit.

Financing Activities

     During the six months ended December 31, 2010, $1,231,000 and $223,000 of cash was provided from the sale of the Company's Series C preferred stock and the Company's common stock, respectively. Cash of $684,000 was provided from a line of credit the Company utilized during the six months ended December 31, 2010. The Company used $141,000 and $87,000 for Series B and Series C preferred dividends payments, respectively.


<PAGE 30>


     As of December 31, 2010 the Company has debt obligations consisting of deferred compensation of $173,000 and a line of credit payable of $684,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense. As of December 31, 2010, the Company has 35 months remaining on the lease.

Plan of Operations and Outlook

     As of December 31, 2010 the Company had cash and cash equivalents of approximately $903,000. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct the KF facilities. In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to the Company for the initial stage of the KF Project. The Company received a permit for construction of the KF Project on August 12, 2010. Initial construction commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest on January 6, 2011. From January 1, 2011 through February 10, 2011, the Company has received reimbursements of approximately $2,600,000 pursuant to the Pennvest Loan.

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


<PAGE 31>


processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets.

     Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2010 fiscal year. The Company has tentatively selected upstate New York for its initial Project and anticipates optioning land in that area during the 2011 fiscal year or soon thereafter (although locations other states are also under review). In addition, Bion intends to choose sites for additional Projects during the calendar years 2011-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year
2016) of approximately 12-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

     We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

     1) The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820. The Company has provided the lessor with a letter of credit in the amount of $57,315 in connection with the lease as of December 31, 2010. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects. The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises. Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr. Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease. Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658. Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

     2) On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the

<PAGE 32>


agreement provides for a second phase which will include a renewable energy facility that will treat cellulosic solid wastes from Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider will have the option to purchase a minority interest. Funds were expended to complete final design work and all building, zoning and other related pre-construction matters, substantial capital (equity and/or debt) has been and will continue to be expended. Substantial additional funds are being expended for construction. Upon successful construction and operation of the system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.8 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects. After substantial unanticipated delays over the past year, on August 12, 2010, the Company received a permit for construction of the Phase 1 Kreider System. Initial construction commenced during November 2010. The initial settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan on January 6, 2011. The Company believes the $7.8 million loan from Pennvest will be sufficient to fund the anticipated construction costs and that the construction will be completed and the project will be operational during the spring of 2011. The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

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


<PAGE 33>


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






























<PAGE 34>


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not involved in any material legal proceedings at this time.

ITEM 1A.  RISK FACTORS.

     Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the quarter ended December 31, 2010 the Company sold 75,746 shares of restricted common stock for $223,199.90 (not including 30,202 shares issued, valued at $78,330, in aggregate, to certain consultants and/or employees for services and/or in conversion of outstanding convertible debt obligations). These shares were issued in reliance on the exemption in
Section 4(2) of the Securities Act of 1933. In addition the Company sold 9,350 shares of its Series C Preferred Stock for $813,450 (net of commissions and offering expenses).The proceeds were used for working capital purposes. These shares were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933. Additional shares of restricted common stock were issued in connection with compensation and other matters. These shares were issued in reliance on the exemptions provided by Regulation D and/or
Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.  Description

  10.1 Short Form of Agreement with William O'Neill (incorporated by reference to Exhibit 10.1 as filed in Registrant's Form 8-K dated November 11, 2010)

  10.2       Resume of William O'Neill (incorporated by reference to Exhibit
             10.2 as filed in Registrant's Form 8-K dated November 11, 2010)

  10.3 Loan and Security Agreement with MileStone Bank (without exhibits/attachments) (incorporated by reference to Exhibit 10.1 as filed in Registrant's Form 8-K dated December 4, 2010)

  10.4 O'Neill Employment Agreement (dated December 22, 2010) (incorporated by reference to Exhibit 10.1 as filed in Registrant's Form 8-K dated December 20, 2010)


<PAGE 35>


  10.5 Schafer Employment Agreement (dated December 21, 2010) (incorporated by reference to Exhibit 10.2 as filed in Registrant's Form 8-K dated December 20, 2010)

  10.6       Biography of Edward T. Schafer (incorporated by reference to
             Exhibit 10.3 as filed in Registrant's Form 8-K dated
             December 20, 2010)

  31.1 Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

  32.1 Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
            Filed herewith electronically






























<PAGE 36>


                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BION ENVIRONMENTAL TECHNOLOGIES, INC.



Date:  February 11, 2011           By:/s/ Mark A. Smith
                                      Mark A. Smith, President (Chief
                                      Executive Officer) and Interim Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)





























<PAGE 37>