Form 10-Q
period 2011-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2011-05-11
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-19333

Bion Environmental Technologies, Inc.

(Name of registrant in its charter)

Colorado	84-1176672
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Box 566 / 1774 Summitview Way

Crestone, Colorado  81131

(Address of principal executive offices)

  (212) 758-6622

(Registrant’s telephone number, including area code)

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

☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

SEC 1296 (03-10) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes   ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 9, 2011, there were 13,472,900 Common Shares issued and 12,768,591 Common Shares outstanding.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe" or "continue" or the negative thereof or variations thereon or similar terminology.  The expectations reflected in forward-looking statements may prove to be incorrect.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets
Cash	$ 3,370,039	$ 1,026,084
Prepaid rent and expenses	23,435	9,228
Other receivables - affiliate	8,797	8,797
Deposits and other receivables	64,747	11,956
Total current assets	3,467,018	1,056,065

Restricted cash (Notes 5 and 9)	82,315	57,315
Property and equipment, net (Note 4)	6,036,826	889,251
Total Assets	$ 9,586,159	$ 2,002,631

LIABILITIES & EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$ 2,615,288	$ 675,024
Line of credit (Note 5)	183,530	-
Deferred compensation (Note 6)	177,375	-
Total current liabilities	2,976,193	675,024

Loan payable (Note 7)	5,694,857	-
Deferred compensation (Note 6)	-	165,000
Deferred rent (Note 9)	49,320	69,892
Total liabilities	8,720,370	909,916

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 28,170 shares issued and outstanding; liquidation preference of $2,887,425	2,521,215	2,521,215

Deficit (Note 8):
Bion’s stockholders’ deficit: Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; 32,150 and 18,000 shares issued and outstanding, respectively; liquidation preference of $3,295,375	2,877,425	1,605,592
Common stock, no par value, 100,000,000 shares authorized, 13,385,297 and 12,754,830 shares issued, respectively; 12,680,988 and 12,050,521 shares outstanding, respectively	-	-
Additional paid-in capital	79,967,282	75,484,099
Accumulated deficit	(84,602,376)	(78,624,862)
Total Bion’s stockholders’ deficit	(1,757,669)	(1,535,171)
Noncontrolling interest (Note 3)	102,243	106,671
Total deficit	(1,655,426)	(1,428,500)
Total liabilities and deficit	$ 9,586,159	$ 2,002,631

See notes to unaudited consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative (including stock-based compensation (Note 8))	1,512,331	563,277	5,391,997	2,073,614
Research and development (including stock-based compensation (Note 8))	478,804	53,266	579,761	161,102
Total operating expenses	1,991,135	616,543	5,971,758	2,234,716

Loss from operations	(1,991,135)	(616,543)	(5,971,758)	(2,234,716)

Other expense (income):
Interest expense	5,202	-	14,324	1,515
Interest income	(1,145)	(2,882)	(4,140)	(9,241)
	4,057	(2,882)	10,184	(7,726)
Net loss	(1,995,192)	(613,661)	(5,981,942)	(2,226,990)

Net loss attributable to the noncontrolling interest	1,335	1,184	4,428	3,247

Net loss attributable to Bion	(1,993,857)	(612,477)	(5,977,514)	(2,223,743)
Dividends on preferred stock	(150,800)	(89,571)	(405,574)	(224,588)

Net loss applicable to Bion’s common stockholders	$(2,144,657)	$ (702,048)	$(6,383,088)	$(2,448,331)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$ (0.17)	$ (0.06)	$ (0.52)	$ (0.21)

Weighted-average number of common shares outstanding:
Basic:	12,410,074	11,942,793	12,221,712	11,763,076
Diluted	12,410,074	11,942,793	12,221,712	11,763,076

See notes to unaudited consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) NINE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)
	Bion’s Shareholders’
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Non-controlling interest	Total equity/ (deficit)

Balances, July 1, 2010	18,000	$1,605,592	12,754,830	$ -	$75,484,099	$(78,624,862)	$106,671	$(1,428,500)

Vesting of options for services	-	-	-	-	3,011,535	-	-	3,011,535

Issuance of common stock for services and project construction services	-	-	298,721	-	970,273	-	-	970,273

Sale of common stock	-	-	311,746	-	813,200	-	-	813,200

Issuance of warrants for services	-	-	-	-	53,750	-	-	53,750

Sale of Series C preferred stock, net	14,150	1,231,050	-	-	-	-	-	1,231,050

Exercise of warrants for common stock	-	-	20,000	-	40,000	-	-	40,000

Dividend on Series B preferred stock	-	-	-	-	(211,275)	-	-	(211,275)

Dividend on Series C preferred stock	-	40,783	-	-	(194,300)	-	-	(153,517)

Net loss	-	-	-	-	-	(5,977,514)	(4,428)	(5,981,942)

Balances, March 31, 2011	32,150	$2,877,425	13,385,297	$ -	$79,967,282	$(84,602,376)	$102,243	$(1,655,426)

See notes to unaudited consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(5,981,942)	$(2,226,990)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,588	12,531
Accrued interest on deferred compensation	12,375	1,515
Stock-based compensation	4,015,011	778,249
(Increase) decrease in prepaid rent and expenses	(14,207)	6,739
Increase in deposits and other receivables	(52,791)	-
Increase (decrease) in accounts payable and accrued expenses	1,947,344	(158,402)
Decreased in deferred rent	(20,572)	(2,406)

Net cash used in operating activities	(82,194)	(1,588,764)

Cash Flows From Investing Activities
(Increase) decrease in restricted cash	(25,000)	28,658
Purchase of property and equipment	(5,146,697)	(304,402)

Net cash used in investing activities	(5,171,697)	(275,744)

Cash Flows From Financing Activities
Proceeds from sale of common stock	853,200	13,153
Proceeds from sale of Series B preferred stock	-	595,950
Proceeds from sale of Series C preferred stock	1,231,050	1,339,800
Proceeds from loan payable	5,694,857	-
Proceeds from line of credit	1,136,425	-
Repayment of line of credit	(952,895)	-
Repayment of loans payable - affiliates	-	(162,500)
Payment of Series B preferred dividends	(211,275)	(147,093)
Payment of Series C preferred dividends	(153,516)	(800)

Net cash provided by financing activities	7,597,846	1,638,510

Net increase (decrease) in cash	2,343,955	(225,998)
Cash at beginning of period	1,026,084	1,695,713

Cash at end of period	$3,370,039	$1,469,715

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$ 16,337	$ -

Non-cash investing and financing transactions:
Exchange/conversion of debt to common stock	$ -	$ 255,010
Issuance of common stock in exchange for project construction services	13,467	32,498
Issuance of common stock in exchange for services	7,080	-
Series C preferred stock dividends	40,783	-

See notes to unaudited consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2011

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado.

Bion’s patented and proprietary technology provides a comprehensive environmental solution to a significant source of pollution in US agriculture, Confined Animal Feeding Operations ("CAFO's"). Bion's technology produces substantial reductions of both nutrient releases to water and air emissions including ammonia (which is subsequently re-deposited to the ground) from livestock waste streams based upon our research to date. Because Bion's technology reduces the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration while lowering or maintaining its level of nutrient releases and atmospheric emissions.

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

Bion is now actively pursuing business opportunities in two broad areas 1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (nitrogen and phosphorus) releases and gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.) in order to clean the air and water in the surrounding areas (as described below)  and 2) development of "closed loop" Integrated Projects.

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a natural gas replacement. Bion is presently involved in the very early development stage regarding a beef-based Integrated Projects in New York and Pennsylvania and is involved in pre-development evaluations regarding opportunities for Integrated Projects in Nebraska and elsewhere in the Midwest and the North Central United States (dairy and/or beef).

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“LLC”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes  renewable energy production from the cellulosic solid wastes from the Phase 1 system together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects will be owned and operated by Bion through subsidiaries, in which Kreider will have the option to purchase a noncontrolling interest. To complete these projects substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be expended for construction. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated by the Kreider systems.

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a loan up to $7.8 million (“Pennvest Loan”) to LLC for development and construction of the Phase 1 System at Kreider.  After substantial unanticipated delays over the previous year, on August 12, 2010 the Company received its permit for construction of the Phase I Kreider System.  Initial construction-related activities, including bidding and ordering of equipment, commenced during October 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and LLC received the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan on January 6, 2011(see note 7).  Bion is in the process of finalizing the construction of the Phase 1 Kreider System and will enter a period of system ‘operation shakedown’ during May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by mid to late summer 2011.  The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.  Work continues related to the details of the second phase of the Kreider project.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively, and a net loss of approximately $5,982,000 for the nine months ended March 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

During the year ended June 30, 2010, the Company sold 18,000 shares of the Company’s Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,566,000 after commissions.  During the nine months ended March 31, 2011, the Company sold an additional 14,150 shares of the Company’s Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,231,050.  Also during the nine months ended March 31, 2011, the Company sold 311,746 shares of its common stock for net proceeds of $813,200.

At March 31, 2011, the Company has a working capital surplus and a total deficit of approximately $491,000 and $1,655,000, respectively.

The Company continues to explore sources of additional financing to satisfy its current operating requirements. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to construct and operate the Kreider Farm facilities. The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 (debt and equity) during the next twelve months.  There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

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

2.

SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation) (“Projects Group”), Bion Technologies, Inc., BionSoil, Inc., Bion Services, Bion PA-1 LLC, and Bion PA-2 LLC; and its majority owned subsidiary, Centerpoint Corporation (“Centerpoint”) (Note 3).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the SEC.  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2011 and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2011 and 2010.  Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements and footnotes thereto included in its Annual Report on Form 10-K for the year ended June 30, 2010.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2011

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the three and nine months ended March 31, 2011 and 2010, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2011	March 31, 2010
Warrants	5,662,616	5,302,616
Options	4,315,833	2,190,833
Convertible debt	118,250	100,000
Convertible preferred stock	2,267,557	1,833,499

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2011 and 2010:

	Three Months ended March31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010

Shares issued – beginning of period	12,913,231	12,455,178	12,754,830	12,126,448
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	12,208,922	11,750,869	12,050,521	11,422,139
Weighted average shares issued during the period	201,152	191,924	171,191	340,937
Basic weighted average shares – end of period	12,410,074	11,942,793	12,221,712	11,763,076

Fair value measurements:

The fair value of cash, line of credit and accounts payable approximates their carrying amounts due to their short-term maturities.  The fair value of the loan payable approximates its carrying value as it bears interest at rates commensurate with market rates.  The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2011

3.

NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

The Company owns a 58.9% interest in Centerpoint.  During the three and nine months ended March 31, 2011 and 2010, Centerpoint had losses of approximately $3,200 and $2,900 and $10,800 and $7,900, respectively.  The noncontrolling interest as of March 31, 2011 was $102,243.

4.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	March 31, 2011	June 30, 2010
Project construction in progress	6,004,955	845,992
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	38,340	37,139
	6,103,563	943,399
Less accumulated depreciation	(66,737)	(54,148)
	$6,036,826	$889,251

Depreciation expense was $4,165 and $4,333 for the three months ended March 31, 2011 and 2010, respectively, and $12,589 and $12,531 for the nine months ended March 31, 2011 and 2010, respectively.

5.

LINE OF CREDIT:

In December 2010, the Company entered into a loan and security agreement with a lender whereby the lender extended a credit facility of up to $1,500,000 in interim financing for the purchase of equipment and payment of construction costs of its Phase 1 System at the Kreider Dairy covered under the Pennvest Loan.  As of March 31, 2011, the amount owed under the line of credit is $183,530.  The credit facility bears interest at the prime rate published in the Wall Street Journal plus 2% and requires a $25,000 interest reserve account.  The credit facility is collateralized by the Pennvest loan proceeds and is subject to many standard debt covenants and conditions regarding payment and representation.  Should the Company default on the line of credit and not remedy the default within 10 days of notice from the lender, the principal and interest shall be payable immediately.  The maturity date of the line of credit is January 5, 2012.  For the three and nine months ended March 31, 2011 the Company capitalized interest expense of $6,668 related to the line of credit.

6.

DEFERRED COMPENSATION:

As of March 31, 2010, the Company owed Brightcap Capital Ltd. (“Brightcap”) for services provided by Mr. Bassani, deferred compensation of $150,000.  The Company entered into an agreement with Brightcap in June 2009, whereby the deferred compensation earned by Brightcap from January 1, 2009 through June 30, 2009, totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company’s restricted common stock, at Brightcap’s option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement.  As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.  During June 2010, the Company entered into an extension agreement with Brightcap pursuant to which the maturity date and the conversion date of the deferred compensation were extended to July 1, 2011.  As consideration for the extension, an additional $15,000 principal was added to the obligation and the deferred compensation accrues interest commencing July 1, 2010 at 10% per annum.  As of March 31, 2011, the deferred compensation and accrued interest total $177,375.  Interest expense for the three and nine months ended March 31, 2011 was $4,125 and $12,375, respectively.

7.

LOAN PAYABLE:

As of March 31, 2011, LLC, the Company’s wholly owned subsidiary, owes $5,694,857 under the terms of the Pennvest Loan related to the construction of the Phase 1 System at Kreider Farms.  The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest’s disbursements take the form of reimbursements of qualified sums expended by LLC.  In connection with the Pennvest Loan, the Company has provided a ‘technology guaranty’ regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System’s nutrient reduction performance has been demonstrated.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of March 31, 2011, LLC has submitted four requests for drawdowns/reimbursements from Pennvest totaling $5,994,587 of which Pennvest has held $299,730 as retainage pending completion of the project and has loaned LLC $5,694,857.   LLC has been using the proceeds from the Pennvest Loan to reduce its current obligations related to the Kreider project.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is  to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan is collateralized by a pledge of all revenues generated from the project including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from the project calculated on a net cash flow basis, as defined.  Bion is in the process of finalizing construction of the Phase 1 Kreider System.  For the three and nine months ended March 31, 2011, the Company has incurred interest expense related to the Pennvest Loan of $18,912, of which $16,963 has been capitalized as a cost of the Phase 1 System.

8.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

In March 2009, the Company authorized the issuance of 50,000 shares of Series B Preferred stock; which have a par value of $0.01 per share and are issuable at a price of $100 per share.  The Series B Preferred stock is convertible for three years from the date of issuance at the option of the holder into shares of the Company’s common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $2.00 (the Conversion Rate).  The Series B Preferred stock shall be automatically and mandatorily converted into shares of the Company’s common stock at the Conversion Rate upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series B Preferred stock on which the closing price of the Company’s common stock has been equal to or greater than 150% of the Conversion Rate (initially $3.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more.  The Series B Preferred stock may be redeemable at the option of the Company after one year from the issuance with 10 days written notice, at a price equal to $100 per share plus any accrued unpaid dividends.  During the 10 day period, the holder may elect to convert the Series B Preferred stock to the Company’s common stock at the Conversion Rate.  On the third anniversary of issuance, the Company shall redeem the outstanding Series B Preferred stock at the price of $100 per share plus any accrued unpaid dividends.  The Series B Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Because the Series B Preferred stock is redeemable in cash at a fixed price ($100 per share plus accrued unpaid dividends) on a fixed date (the third anniversary of issuance), the Company has classified the Series B Preferred stock outside of stockholders' equity.  Therefore, the Series B Preferred stock has been recorded at its redemption value as “temporary equity” in the accompanying consolidated balance sheet.  Dividends on the Series B Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

The Company declared dividends on July 31, 2010 for the Series B Preferred stockholders with a record date of June 30, 2010, totaling $70,425; which were paid on August 16, 2010.

The Company declared dividends on November 12, 2010 for the Series B Preferred stockholders with a record date of September 30, 2010, totaling $70,425; which were paid on November 16, 2010.

The Company declared dividends on January 1, 2011 for the Series B Preferred stockholders with a record date of December 31, 2010, totaling $70,425; which were paid on February 15, 2011.

The Company declared dividends on April 22, 2011 for the Series B Preferred stockholders with a record date of March 31, 2011, totaling $70,425, which are expected to be paid on or about May 17, 2011.

Series C Preferred stock:

During December 2009, the Company authorized the issuance of 60,000 shares of Series C Preferred stock, which have a par value of $0.01 per share and are issuable at a price of $100 per share.  The Series C Preferred stock is convertible at the option of the holder at any time from the date of issuance, into shares of the Company’s common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $4.00 (the Conversion Rate), provided the shares have not been redeemed into common shares by the Company at is sole election.  A portion (up to 100% as calculated below) of each share of Series C Preferred stock shall be automatically and mandatorily converted into shares of the Company’s common stock at the Conversion Rate  upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series C Preferred stock on which the closing price of the Company’s common stock has been equal or greater than 150% of the Conversion Rate (initially $6.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more.   On each occasion for mandatory conversion as set forth above, a sufficient portion of the outstanding shares of Series C Preferred stock shall be prorata converted so that the holders of the Series C Preferred stock receive an aggregate number of shares of the Company’s restricted common stock equal to 7.5 times the average reported daily volume of trading in the Company’s publicly traded common stock for the applicable twenty day period and each outstanding share shall thereafter be proportionately reduced in its rights to represent the effect of the partial conversions.  The Series C Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Dividends on the Series C Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

During the nine months ended March 31, 2011, the Company issued 14,150 shares of Series C Preferred stock for cash proceeds of $1,415,000 (net proceeds of $1,231,050 after commissions).

The Company declared dividends on July 31, 2010 for the Series C Preferred stockholders with a record date of June 30, 2010 totaling $39,592; which were paid on August 16, 2010.

The Company declared dividends on November 12, 2010 for the Series C Preferred stockholders with a record date of September 30, 2010 totaling $47,712; which were paid on November 16, 2010.

The Company declared dividends on January 1, 2011 for the Series C Preferred stockholders with a record date of December 31, 2010 totaling $66,212; which were paid on February 15, 2011.

The Company declared dividends on April 22, 2011 for the Series C Preferred stockholders with a record date of March 31, 2011 totaling $80,375, which are expected to be paid on or about May 17, 2011.

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

Centerpoint holds 704,309 shares of the Company’s common stock.  These shares of the Company’s common stock held by Centerpoint are for the benefit of its shareholders without any beneficial interest.  The Company accounts for these shares similar to treasury stock.

During the nine months ended March 31, 2011, the Company issued 113,721 shares of the Company’s restricted common stock at prices ranging from $1.50 to $3.19 per share for consulting services valued at $271,940, in aggregate, to various consultants and an employee.

During the nine months ended March 31, 2011, the Company sold 311,746 of the Company’s common stock for net proceeds of $813,200.

On December 31, 2010, the Company declared stock bonuses to certain key employees and a consultant at $2.90 per share, the approximate market value on the date of the grant totaling $536,500 for services performed through December 31, 2010.  The Company issued 185,000 shares of its common stock and recorded non-cash compensation expense of $536,500 during the nine months ended March 31, 2011.

On January 1, 2011 the Company declared a deferred stock bonus of 50,000 shares to Mr. Smith and recognized $145,000 of non-cash compensation expense.  The stock bonus is contingent upon the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share, the approximate market value on the date of grant, totaling $131,300.  The stock bonuses are subject to vesting and during the nine months ended March 31, 2011, $3,367 was recorded as compensation expense and $13,467 was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.  As of March 31, 2011 the stock bonuses are fully vested.

During the nine months ended March 31, 2011, 20,000 warrants were exercised at $2.00 per share for the purchase of 20,000 shares of the Company’s common stock for proceeds of $40,000.

Warrants:

As of March 31, 2011, the Company had the following common stock warrants outstanding:

	Number of Shares	Exercise Price	Expiration Date
Class SVDB 1-6	800,000	$3.00	December 31, 2018
Class DB-1	600,000	1.00	December 31, 2018
Class DB-1A	1,000,000	0.75	December 31, 2018
Class A 1-3	600,000	2.50	December 31, 2018
Class SVMAS-1	67,500	3.50	December 31, 2018
Class SVMAS-1A	40,000	3.50	December 31, 2018
Class SVMAS 2-3	72,500	2.50	December 31, 2018
Class SVB 1-4	125,000	2.50	December 31, 2018
Class SVC 1-5	125,000	4.25	December 31, 2018
Class SV-SEI 1-2	32,292	1.50	December 31, 2012
Class C,D,E	275,000	2.50	April 30, 2015
Class O	100,000	3.00	December 31, 2018
Class DM	150,000	3.00	December 31, 2011
Class MAS	80,000	2.50	December 31, 2018
Class MAS-1 A-K	300,000	0.75	December 31, 2018
Class TO-1	15,000	0.75	December 31, 2018
Class BW	10,000	2.20	June 15, 2012
Class Z 1-3	53,324	1.25	December 31, 2018
Class NCC-1	25,000	2.00	May 31, 2014
Class DB-2	600,000	2.50	January 15, 2019
Class MAS 4-1	200,000	2.50	January 15, 2019
Class MAS 5-1	200,000	2.00	January 15, 2019
Class NH-1	9,000	2.25	February 17, 2013
Class NHJSG 1-12	90,000	2.25	December 31, 2015
Class NHJAO-1	46,500	2.25	December 31, 2015
Class NHMAS-1	46,500	2.25	December 31, 2015
	5,662,616

In July 2010, warrants to purchase 200,000 shares of the Company’s common stock at $2.00 per share were issued pursuant to an extension agreement with Mr. Smith (Note 10).  These warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019.  The fair value of these warrants was determined to be $0.10 per warrant based on factors including the evaluation of the Company’s fair value as of the date of the issuance, consideration of the Company’s limited liquid resources and business prospects, the market price of the Company’s stock in its mostly inactive public market, and the historical valuation and purchases of the Company’s warrants.  The Company recorded non-cash compensation expense of $20,000 related to the warrant issuance.

From July 1, 2010 through March 31, 2011, warrants to purchase 135,000 shares of the Company’s common stock at $2.25 per share were issued pursuant to an agreement with two consultants.  The warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015.  The fair value of these warrants was determined to be $0.25 per warrant based on factors including the evaluation of the Company’s fair value as of the date of the Company’s agreement to issue the warrants, consideration of the Company’s limited liquid resources and business prospects, the market price of the Company’s stock in its mostly inactive public market and the historical valuation and purchases of the Company’s warrants.  The Company recorded non-cash compensation expense of $33,750 related to the warrant issuances.

During the nine months ended March 31, 2011, 20,000 warrants were exercised to purchase 40,000 shares of the Company’s common stock.

The weighted-average exercise price for the outstanding warrants is $2.04, and the weighted-average remaining contractual life as of March 31, 2011 is 7.23 years.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up 6,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In December 2010, the Board of Directors, in an effort to retain key employees and consultants, approved the modification of certain options to certain employees and consultants resulting in the extension of certain expiry dates.  As a result of the modifications, the Company recorded incremental non-cash compensation expense of $891,203 for the nine months ended March 31, 2011 and approximately $13,000 of additional non-cash compensation will be recognized over a weighted average period of approximately 1 year.

In January and March 2011, the Company entered into new employment agreements with two employees which vested stock options previously granted to the employees during May 2008, with issuance and vesting contingent upon the signing of new employment agreements.  The new employment agreements also entitled the employees to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $263,700 being recorded for the nine months ended March 31, 2011.

The Company recorded compensation expense related to employee stock options of $979,499 and $40,899 for the three months ended March 31, 2011 and 2010, respectively, and $3,011,535 and $208,976 for the nine months ended March 31, 2011 and 2010, respectively.  The Company granted 2,045,000 and 195,000 options during the nine months ended March 31, 2011 and 2010, respectively.  The fair value of the options granted during the nine months ended March 31, 2011 and 2010 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average March 31, 2011	Range March 31, 2011	Weighted Average March 31, 2010	Range March 31, 2010
Volatility	90%	84%-105%	100%	99%-104%
Dividend yield	-	-	-	-
Risk-free interest rate	1.03%	0.72%-2.02%	1.29%	1.12%-1.31%
Expected term (years)	3.49	2-5	2.5	2.5

The expected volatility was based on the historical price volatility of the Company’s common stock.  The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the stock options.  The U.S. Treasury bill rate for the expected term of the stock options was utilized to determine the risk-free interest rate.  The expected term of stock options represents the period of time the stock options granted are expected to be outstanding based upon management’s estimates.

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2010	2,270,833	$2.85		$ 81,250
Granted	2,045,000	2.91
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2011	4,315,833	$2.87	4.5	$2,094,042
Exercisable at March 31, 2011	3,147,083	$2.88	3.7	$1,689,667

The following table presents information relating to nonvested stock options as of March 31, 2011:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2010	87,500	$ 0.67
Granted	2,045,000	1.86
Vested	(963,750)	(1.81)
Forfeited	-	-
Nonvested at March 31, 2011	1,168,750	1.82

The total fair value of stock options that vested during the nine months ended March 31, 2011 and 2010 was $1,740,225 and $302,750, respectively.  As of March 31, 2011, the Company had $1,742,402 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of approximately two years.

Stock-based compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
General and administrative:
Fair value remeasurement of options with service conditions	$ -	$ -	$ -	$ 91,831
Fair value of stock bonuses expensed	145,000	1,683	684,867	63,341
Change in fair value from modification of option terms	(321,500)	-	954,703	-
Fair value of stock options expensed	863,637	40,899	1,618,817	202,351
Total	$ 687,137	$ 42,582	$3,258,387	$357,523

Research and development:
Fair value of stock bonuses expensed	$ -	$ -	$ -	$ 10,211
Change in fair value from modification of option terms	200,200	-	200,200	-
Fair value of stock options expensed	237,162	-	237,814	6,625
Total	$ 437,362	$ -	$ 438,014	$ 16,836

The change in fair value from modification of option terms for the three months ended March 31, 2011 resulted in a credit to general and administrative expense  due to revisions to estimates of the incremental costs associated with the Company’s December 31, 2010 modification of certain options.

9.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of March 31, 2011, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company.  The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings.  Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.  The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242.  The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $49,320 as of March 31, 2011.   Rent expense net of contractual and month-to- month sub-lease rental income, was nil and $1,838 for the three months ended March 31, 2011 and 2010, respectively, and nil and $20,509 for the nine months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

Fiscal year:	Operating lease payments	Sublease rentals	Net operating Lease payments
2011	$ 49,801	$ 49,801	$ -
2012	212,775	212,775	-
2013	225,756	225,756	-
2014	97,219	97,219	-
Total	$585,551	$ 585,551	$ -

Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment.  During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire term of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one-year initial period and in January 2010 he received the funds from the release of the restricted cash securing the Company’s letter of credit of $28,658.  Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of restricted funds securing the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

10.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000.  Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company’s common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share.  In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company’s common stock.  On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010.  Commencing January 1, 2010, Mr. Smith is paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010.  In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company’s common stock at a price of $2.50 per share until January 15, 2019.  Effective July 27, 2010 the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2011.  Commencing September 1, 2010, Mr Smith is paid a monthly salary of $19,000 in addition to a cash bonus of $20,000 that was paid in January 2011.  In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company’s common stock at a price of $2.00 per share until January 15, 2019.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Dominic Bassani are provided, was extended through March 31, 2009.  Under the terms of the agreement, Brightcap was paid $300,000 annually for Mr. Bassani’s services.  On January 11, 2009, the Company entered in the Brightcap Agreement, which extends Mr. Bassani’s services under the terms of the March 31, 2005 agreement for up to an additional six months.  In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018.  The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 net proceeds, the Company would no longer defer compensation earned by Brightcap, rather it will be paid in cash.  Since July 2009, Brightcap has been paid in cash. The Brightcap Agreement granted Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company’s common stock at a price of $0.75 per share until December 31, 2009 which right was extended to January 14, 2010, on which date the conversion took place (Note 6).  The Brightcap Agreement also extended the maturity date of Mr. Bassani’s $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company’s restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually.  In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.50 per share until January 15, 2019.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Dairy at an annual salary of $150,000.  In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company’s Services Group subsidiary.

The Company approved an employment agreement contract extension effective January 1, 2011 with Craig Scott whereby Mr. Scott will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2011, at an annual salary of $144,000.

Effective January 1, 2011, the Company entered into an employment agreement with Bill O’Neill, pursuant to which Mr. O’Neill will act as Chief Executive Officer and director of the Company for a period of four years and will be paid $300,000 annually.  The agreement also granted Mr. O’Neill 750,000 options to purchase common shares of the Company at an exercise price of $3.10 per share, of which 300,000 options were immediately vested and the remaining 450,000 options will vest quarterly over the course of the employment agreement.  The options expire on January 15, 2018.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Mr. Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  However, the transition to all cash compensation shall take place no later than July 1, 2011.  Mr. Schafer was also granted 200,000 options effective January 1, 2011 exercisable at $3.00 per option until January 15, 2018.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary shall be increased to $180,000.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of March 31, 2011, 442,500 shares remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

Effective January 1, 2011 the Company declared a deferred stock bonus of 50,000 shares to Mr. Smith.  The stock bonus is contingent upon   the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.  As of March 31, 2011, 150,000 stock options were granted pursuant to two new employment agreements.

11. SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2011 for recognition and disclosure in the financial statements and notes to the financial statements.

Issuance of Common Stock

From April 1, 2011 through May 10, 2011, the Company issued 27,603 shares of the Company’s common shares to various consultants valued at approximately $82,000.

From April 1, 2011 through May 10, 2011 the Company issued 60,000 shares of the Company’s common shares to investors for net proceeds of approximately $150,000.

From April 1, 2011 through May 10, 2011, LLC received draws/reimbursements of approximately $717,000 pursuant to the Pennvest Loan.

In April 2011, the Company’s board of directors approved an amendment to the Company’s 2006 Plan, increasing the authorized options from 6,000,000 to 8,000,000 options and eliminated incentive stock options from the 2006 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K for the year ended June 30, 2010.

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, Confined Animal Feeding Operations ("CAFO's"). The  re-development process is now substantially complete and the initial commercial system based on our updated technology is nearing completion of construction. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets where government policy supports such efforts (such as the Chesapeake Bay watershed); and 2)development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure  Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“LLC”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of March 31, 2011, LLC has submitted four requests for drawdowns/reimbursements from Pennvest totaling $5,994,587 of which Pennvest has held $299,730 as retainage pending completion of the project and has loaned LLC $5,694,857.   Bion is in the process of finalizing the construction of the Phase 1 Kreider System and will enter a period of system ‘operation shakedown’ during May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by mid to late summer 2011.  The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.  Work continues related to the details of the second phase of the Kreider project.

Additionally, we believe that Bion's technology platform will allow the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. Note that an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thus reducing the CAFO's feeding costs and generating revenue to the ethanol plant, and also provides a market for the renewable energy that Bion's System produces from the CAFO waste stream. Thus, such Bion Integrated Projects can be denominated "closed loop". Bion, as developer of and participant in Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these activities.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that  its initial Integrated Project will be located in Pennsylvania or upstate New York and anticipates optioning land in that area during the current calendar year or soon thereafter (although locations in other states are also under review). In addition, Bion intends to choose sites for additional Projects during the calendar years 2011-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2017) of approximately 12-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2010 and 2009 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $2,976,000 and $1,318,000 during the years ended June 30, 2010 and 2009, respectively.  At June 30, 2010, the Company had a total deficit of approximately $1,429,000.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses attributable to Bion stockholders’ of approximately $6,383,000 and $2,448,000 during the nine month periods ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the Company has a working capital surplus and a total deficit of approximately $491,000 and $1,655,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that we will be able to raise the funds or raise further capital for the operations planned in the near future.

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

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

General and Administrative

Total general and administrative expenses were $1,512,000 and $563,000 for the three months ended March 31, 2011 and 2010, respectively.

General and administrative expenses, excluding stock-based compensation charges of $687,000 and $43,000 for the three months ended March 31, 2011 and 2010, respectively, were $825,000 and $520,000 for the three months ended March 31, 2011 and 2010, respectively, representing a $305,000 increase.  Salaries and related payroll tax expenses increased from $173,000 for the three months ended March 31, 2010 to $288,000 for the three months ended March 31, 2011 due to the hiring of the Company’s Chief Executive Officer (“CEO”) and an Executive Vice Chairman effective January 1, 2011.  Consulting costs increased from $152,000 for the three months ended March 31, 2010 to $193,000 for the three months ended March 31, 2011 due to additional consultants utilized for strategic planning for the Kreider projects, a consultant for the development of future projects and various consultants for fund raising and lobbying efforts.  Travel expenses were $47,000 and $20,000 for the three months ended March 31, 2011 and 2010, respectively, and the increase is due to travel to Kreider Farms as construction efforts were fully underway during the three months ended March 31, 2011, and additional travel expense due to the hiring of the CEO and Executive Vice Chairman.

General and administrative stock-based compensation for the three months ended March 31, 2011 and 2010 consists of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010
General and administrative:
Change in fair value from modification of option terms	$(321,000)	$ -
Fair value of stock options expensed under ASC 718	863,000	41,000
Fair value of stock bonuses expensed	145,000	2,000
Total	$ 687,000	$43,000

Stock-based compensation charges increased to $687,000 from $43,000 for the three months ended March 31, 2011 and 2010, respectively.  The credit for the change in fair value from modification of option terms for the three months ended March 31, 2011 resulted from revisions to estimates of the incremental costs associated with the Company’s December 31, 2010 modification of certain options.  The Company recognized expense relating to the fair value of stock options for general and administrative employees of $863,000 and $41,000 for the three months ended March 31, 2011 and 2010, respectively.  Compensation expense relating to stock options was higher during the three months ended March 31, 2011 primarily due to the granting of options during the three months ended March 31, 2011 due to the additional employees hired effective January 1, 2011.   The Company also recognized general and administrative non-cash compensation expense of $145,000 during the three months ended March 31, 2011 due to the granting of a fully vested contingent stock bonus to an employee.

Research and development

Total research and development expenses were $479,000 and $53,000 for the three months ended March 31, 2011 and 2010, respectively.

Research and development expenses, excluding stock-based compensation charges of $437,000 and nil for the three months ended March 31, 2011 and 2010, respectively, were $42,000 and $53,000, respectively. The primary reason for the slight decrease in research and development expenses during the three months ended March 31, 2011 is due to a decrease in legal fees due to utilization of a less costly patent professional.  Legal fees relating to research and development were $16,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.

Research and development stock-based compensation for the three months ended March 31, 2011 and 2010 consists of the following:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Research and development:
Fair value of stock options expensed under ASC 718	$237,000	$ -
Change in fair value from modification of option terms	200,000	-
Total	$437,000	$ -

Stock-based compensation expense increased from nil for the three months ended March 31, 2010 to $437,000 for the three months ended March 31, 2011.  The increase is due to the signing in March 2011 of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $200,000 being recorded for the three months ended March 31, 2011.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,991,000 and $617,000 for the three months ended March 31, 2011 and 2010, respectively.

Other Expense (Income)

Other expense (income) was $4,000 and $(3,000) for the three months ended March 31, 2011 and 2010, respectively.  Interest expense increased to $5,000 for the three months ended March 31, 2011 due to the interest accrued on the deferred compensation owed as of March 31, 2011 and the non-capitalized interest on the newly acquired loan payable.    Interest income was $1,000 and $3,000 for the three months ended March 31, 2011 and 2010, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both of the three month periods ended March 31, 2011 and 2010, respectively.

Net Loss Attributable to Bion's Common Stockholders

As a result of the factors described above, the net loss attributable to Bion's common stockholders was $2,145,000 and $702,000 for the three months ended March 31, 2011 and 2010, respectively, resulting in the net loss per basic and diluted common share for the three months ended March 31, 2011 and 2010 of $0.17 and $0.06, respectively.

NINE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2010

General and Administrative

Total general and administrative expenses were $5,392,000 and $2,074,000 for the nine months ended March 31, 2011 and 2010, respectively.

General and administrative expenses, excluding stock-based compensation charges of $3,258,000 and $358,000 for the nine months ended March 31, 2011 and 2010, respectively, were $2,134,000 and $1,716,000 for the nine months ended March 31, 2011 and 2010, respectively, representing a $418,000 increase.  Salaries and related payroll tax expenses increased from $491,000 for the nine months ended March 31, 2010 to $626,000 for the nine months ended March 31, 2011 due to the hiring of the Company’s Chief Executive Officer (“CEO”) and an Executive Vice Chairman effective January 1, 2011.  Consulting costs increased from $459,000 for the nine months ended March 31, 2010 to $620,000 for the nine months ended March 31, 2011 due to additional consultants utilized for strategic planning for the Kreider projects, a consultant for the development of future projects and various consultants for fund raising and lobbying efforts. Travel expenses were $117,000 and $70,000 for the nine months ended March 31, 2011 and 2010 and the increase is due to increased travel to Kreider Farms as construction efforts were in full force during the quarter and additional travel expense due to the hiring of the CEO and Executive Vice Chairman.

General and administrative stock-based compensation for the nine months ended March 31, 2011 and 2010 consist of the following:

	Nine months ended March 31, 2011	Nine months ended March 31, 2010
General and administrative:
Fair value remeasurement of options with service conditions	$ -	$ 92,000
Change in fair value from modification of option terms	954,000	-
Fair value of stock options expensed under ASC 718	1,619,000	202,000
Fair value of stock bonuses expensed	685,000	64,000
Total	$3,258,000	$358,000

Stock-based compensation charges increased to $3,258,000 from $358,000 for the nine months ended March 31, 2011 and 2010, respectively.  Compensation expense relating to stock options was $1,619,000 and $202,000 during the nine months ended March 31, 2011 and 2010, respectively, due to 2,045,000 and 195,000 options being granted during the nine months ended March 31, 2011 and 2010, respectively.  Additionally, compensation expense relating to stock options was higher during the nine months ended March 31, 2011 primarily due to $954,000 of non-cash compensation being recognized due to the modification of certain key employee and consultant options.  The Company also recognized general and administrative non-cash compensation expenses of $685,000 and $64,000 due to the granting and vesting of stock bonuses during the nine months ended March 31, 2011 and 2010, respectively.

Research and Development

Total research and development expenses were $580,000 and $161,000 for the nine months ended March 31, 2011 and 2010, respectively.

Research and development expenses, excluding stock-based compensation charges of $438,000 and $17,000 for the nine months ended March 31, 2011 and 2010, respectively, were $142,000 and $144,000, respectively.  The differences between the two periods have no notable variations.

Research and development stock-based compensation for the nine months ended March 31, 2011 and 2010 consist of the following:

	Nine months ended March 31, 2011	Nine months ended March 31, 2010
Research and development:
Fair value remeasurement of options with service conditions	$ -	$10,000
Change in fair value from modification of option terms	200,000	-
Fair value of stock options expensed under ASC 718	238,000	7,000
Total	$438,000	$17,000

Stock-based compensation expense increased from $17,000 for the nine months ended March 31, 2010 to $438,000 for the same period in fiscal year 2011.  The increase is due to the signing in March 2011 of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $200,000 being recorded for the nine months ended March 31, 2011.

Loss from Operations

As a result of the factors described above, the loss from operations was $5,972,000 and $2,235,000 for the nine months ended March 31, 2011 and 2010, respectively.

Other Expense and (Income)

Other expense and (income) was $10,000 and $(8,000) for the nine months ended March 31, 2011 and 2010, respectively.  Interest expense increased to $14,000 for the nine months ended March 31, 2011 from $2,000 for the nine months ended March 31, 2010.  Interest expense increased due to the interest accrued on the deferred compensation balance as of March 31, 2011 and the non-capitalized interest associated with the Company’s loan payable.  Interest income was $4,000 and $9,000 for the nine months ended March 31, 2011 and 2010, respectively and the difference is primarily due to lower average invested cash balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $4,000 and $3,000 for the nine months ended March 31, 2011 and 2010, respectively.

Net Loss Attributable to Bion’s Stockholders

            As a result of the factors described above, the net loss attributable to Bion’s stockholders was $6,383,000 and $2,448,000 for the nine months ended March 31, 2011 and 2010, respectively, representing a $0.31 increase in the net loss per basic and diluted common share to $0.52 from $.21.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the nine months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2010 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2011, the Company had cash and cash equivalents of approximately $3,370,000. Approximately $1,804,000 of the cash balance represented cash from a Pennvest loan draw/reimbursement received during the final days of March 2011 which funds had not yet been dispersed to pay invoices related to construction of the Kreider system. The Company’s payables were elevated in a similar amount. During the nine months ended March 31, 2011, net cash used in operating activities was $82,000, primarily consisting of cash operating expenses.  As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2011 the Company used $5,147,000 for the design, permitting and the majority of the construction of the KF Project which has been capitalized as property and equipment.  Also during the nine months ended March 31, 2011, the Company was required to maintain an interest reserve bank account of $25,000 associated with its line of credit.

Financing Activities

During the nine months ended March 31, 2011, $1,231,000 and $853,000 of cash was provided from the sale of the Company's Series C preferred stock and the Company’s common stock, respectively.  Cash of $1,136,000 and $5,695,000 was provided from a line of credit and loan payable the Company utilized during the nine months ended March 31, 2011 for the construction of the KF Project.  The Company used $211,000 and $154,000 for Series B and Series C preferred dividends payments, respectively and $953,000 for repayments on the line of credit.

As of March 31, 2011 the Company has debt obligations consisting of deferred compensation of $177,000, a line of credit of $184,000 and a loan payable of $5,695,000. In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of March 31, 2011, the Company has 32 months remaining on the lease.

Plan of Operations and Outlook

As of March 31, 2011 the Company had cash and cash equivalents of approximately $3,370,000.  Approximately $1,804,000 of the cash balance represented cash from a Pennvest loan draw/reimbursement received during the final days of March 2011 which funds had not yet been dispersed to pay invoices related to construction of the Kreider system. The Company’s payables were elevated in a similar amount. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues.  The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to finish construction and sustain operations at the KF facilities.  In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.75 million loan to the Company for the initial stage of the KF Project.  The Company received a permit for construction of the KF Project on August 12, 2010. Initial construction commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest on January 6, 2011.  From January 1, 2011 through May 10, 2011, the Company has received reimbursements of approximately $6,412,000 pursuant to the Pennvest Loan.

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

Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or integrated with CAFO end product processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2010 fiscal year. The Company anticipates that its initial Integrated Project will be developed in Pennsylvania or upstate New York and anticipates optioning land for the first Integrated Project during the 2011 fiscal year or soon thereafter (although  locations other states are also under review). In addition, Bion intends to choose sites for additional Projects during the calendar years 2011-2012 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2017) of approximately 12-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states, and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company has also commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets. The first commercial activities in this area are the Kreider projects in Pennsylvania.

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

2)   On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and Bion PA-1 LLC ("LLC"), a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include treatment of the cellulosic solid wastes from the Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through LLC, in which Kreider has the option to purchase a minority interest. Funds were expended over the  last year to complete final design work and all building, zoning and other related pre-construction matters, and for construction of the Phase 1 Kreider System and  substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  Upon successful completion of construction and ‘shakedown’ operations of the Phase 1 system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority approved a $7.75 million loan to Bion for "the construction of a livestock waste treatment facility at Kreider Farms..." for the Phase 1 dairy portion of the Kreider Farms projects.  After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider System.  Initial construction commenced during November 2010.  The initial settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/re-imbursement from Pennvest pursuant to the Pennvest Loan on January 6, 2011.  The Company believes the $7.75 million loan from Pennvest will be sufficient to fund the anticipated construction costs and that the construction will be completed and the project will be operational by early summer 2011.  The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not involved in any material legal proceedings at this time.e

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2010 the Company sold 236,000 shares of restricted common stock for net proceeds of $590,000 (not including: a) 196,066 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $570,619, in aggregate, to certain consultants and/or employees for services; b) 20,000 shares issued to consultants outside the Plan, valued at $60,000,for services which shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933 and c)20,000 shares issued pursuant to exercise of an outstanding warrant at $2.00 per share which shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933). These shares were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933.

The proceeds were utilized for general corporate purposes.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	James Morris Employment Agreement - incorporated by reference to Exhibit 10.1 as filed in Registrant’s Form 8-K dated March 1, 2011.

10.2	John R. Grabowski Employment Agreement - incorporated by reference to Exhibit 10.2 as filed in Registrant’s Form 8-K dated March 1, 2011.

10.3	Kreider Farms Clarification Agreement - incorporated by reference to Exhibit 10.3 as filed in Registrant’s Form 8-K dated March 1, 2011.
16
31.1	Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 11, 2011	By:	/s/ Mark A. Smith
Mark A. Smith, President (Chief Executive Officer) and Interim Chief Financial Officer (Principal Financial and Accounting Officer)