Form 10-K
period 2011-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2011-09-21
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2011 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: __________ to __________

Commission File No. 000-19333

BION ENVIRONMENTAL TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1176672
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Box 566/1774 Summitview Way

Crestone, Colorado   81131

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code:  (212) 758-6622

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
None	N/A

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] YES   [X]  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [   ] YES  [X]  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  YES   [   ]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[  ]  Yes   [X]  No

The aggregate market value of the approximately 6,600,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2010 approximated $21.2 million.  As of September 20, 2011, the Registrant had 13,918,601 shares of common stock issued and 13,214,292 shares of common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following (not set forth in any order that ranks priority or magnitude):

•

changes in political, legal, regulatory and economic climates, including without limitation those relating to funding of environmental clean-up and enforcement of environmental rules and regulations;

•

changes in the public's perceptions of large scale livestock agriculture/CAFOs,  environmental protection and other related issues;

•

industry risks, including environmental related problems;

•

the ability of the Company to implement its business strategy;

•

the Company's limited financial and management resources and ability to raise additional needed funds and/or hire needed personnel;

•

the ability of the Company to keep its existing personnel and their accumulated expertise including the risk of illness or death  of one or more key personnel;

•

the extent of the Company's success in the development and operation of Integrated Projects and retrofit/remediation of existing livestock facilities;

•

engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment;

•

operating variances from expectations;

•

the substantial capital expenditures required for construction of the Company's proposed CAFO retrofit facilities and Integrated Projects and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•

the need to develop and re-develop technology and related applications;

•

dependence upon key personnel;

•

the limited liquidity of the Company's equity securities;

•

operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, food processing and biofuel industries;

•

seasonal and climatic conditions;

•

availability and cost of material and equipment;

•

delays in anticipated permit approval and/or start-up dates;

•

availability of capital in the current 'distressed' financial markets;

•

the strength and financial resources of the Company's competitors; and

•

general economic conditions, including the recent recession and its effects on the national and international capital markets.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Bion is now actively pursuing business opportunities in two broad areas 1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below), and 2) development of "closed loop" Integrated Projects (as described below). Bion is pursuing these opportunities within the United States and internationally.

For several years, the Company focused on completion of the development of the next generation waste treatment systems and applications based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology. The re-development process is now substantially complete and the initial commercial system based on our updated technology has been constructed. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets where government policy supports such efforts (such as the Chesapeake Bay watershed) and expansion of such opportunities into other regional markets; and 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle facilities and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors (referred to as “Project(s)” or “Integrated Project(s)”). A substantial portion of our activities involve public policy initiatives (by the Company and other stakeholders) to encourage the establishment of appropriate public policies and regulations (at federal, regional, state and local levels) to support our business activities.

The Company began pursuing both of these opportunities within the United States during the later stages of technology re-development in 2008-2009 and has recently begun activities to pursue such opportunities internationally as well.

During 2008, the Company reorganized its management and operational structure to pursue its business plan primarily through two operating subsidiaries in order to focus on its two related but distinct business opportunities:  1) Bion Services Group, Inc. ('Services Group') is focused on  utilization of Bion's technology to provide environmental waste treatment (often with renewable energy production from the waste stream) to retrofit/remediate existing livestock facilities; and 2) Bion Integrated Projects Group, Inc. ('Projects Group') will utilize Bion's patented technology to develop new, state-of-the-art, 'closed loop' livestock/renewable energy facilities integrated with related agriculture activities such as food processing and biofuels production in Integrated Projects (as defined below). Services Group will also provide its services and utilize its personnel to provide design, engineering and construction and project management services to support the activities of Projects Group.

Services Group is proceeding with its initial projects at Kreider Farms in Pennsylvania as described below, including the recently constructed Kreider Farms System and is pursuing opportunities in other locations.  Projects Group is moving forward with pre-development activities for its initial Integrated Project(s) in the Northeast United States (probably in Pennsylvania and/or upstate New York) and preliminary work on other potential projects. The Company has also recently initiated activities to pursue both of these opportunities internationally.

We believe that Bion's technology platform creates the opportunity to develop Integrated Projects that profitably integrate large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex.  In the context of our Integrated Projects, Bion's waste treatment technology, in addition to mitigating polluting releases to water and emissions to air, will recover cellulosic biomass  from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or further processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy or sold to unrelated purchasers.  Also, an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby potentially lowering the: i)capital expenditures, ii) operating, marketing and shipping costs, and iii) energy/fossil fuel usage of the ethanol production process.  Thus,  integrated ethanol plants will act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream. As such, Bion Integrated Projects can be denominated "closed loop". We anticipate that the participants in our Integrated Projects will have substantially lower carbon footprints per unit of production compared to non-integrated producers of the same products. Bion, as developer of, and a participant in, its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these (and other) benefits of integrated activities.

We anticipate that most projects undertaken by the Company in which we retain ownership interests (whether retrofit or Integrated Projects) will be pursued through single project subsidiaries.  Bion PA 1 LLC (“PA-1”), through which we  developed the Bion System required by Phase 1 of the Kreider project and Bion PA 2 LLC (“PA-2”), through which we are developing the Kreider Renewable Energy Facility (see below), are the first two of what are likely to be many such entities.

The Company's consolidated financial statements for the years ended June 30, 2011 and 2010 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded any revenue from operations for either of the years ended June 30, 2011 or June 30, 2010.  The Company has incurred net losses of approximately $6,998,000 and $2,976,000 during the years ended June 30, 2011 and 2010, respectively. The Company had a working capital surplus and stockholders' deficit, respectively, of approximately $87,000 and $2,543,000 as of June 30, 2011.  The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2011 and June 30, 2010 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

Currently, Bion is focused on using applications of its patented waste management technology to pursue two large opportunities: 1) retrofit and environmental remediation of existing CAFOs (pursued through Services Group) and 2) development of Integrated Projects (pursued through Projects Group).

Bion's Services Group, building upon our redeveloped technology and Bion's 15 years' of experience providing waste treatment services to the livestock industry with its first generation technology applications, is pursuing the opportunity related to retrofit and environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the last five years to meet changing standards and requirements. Bion's re-developed technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many) and potentially to smaller facilities through aggregation of waste streams. Early candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Company's Kreider Farms projects in Pennsylvania in the Chesapeake Bay watershed represent the Company's first new endeavors in this market segment. These installations, when completed, will reduce nitrogen and phosphorus releases and ammonia emissions from the dairy and poultry waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). Phase 2 of the Kreider project, which is in its early development and permitting phase, will treat the recovered cellulosic solids recovered from Kreider's dairy waste by the Phase 1 Kreider System and the waste stream from Kreider's poultry operations to generate renewable energy and tradable credits.

Bion's Projects Group is pursuing the opportunity related to development of Integrated Projects which will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and possibly high nutrient fine solids to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing  40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30 mile radius.  Bion believes its technology platform will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from cellulosic biomass recovered from the waste streams and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, ethanol plants and/or end product processors.

The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during the 2012 calendar year. Bion intends to commence development of its initial Integrated Project by optioning land and beginning the permitting process during 2012.

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation, a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project. Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts in Pennsylvania on its two projects at Kreider Farms. However, the Company currently believes there is a significant likelihood that it will option land in Pennsylvania for our initial Integrated Project during the current fiscal year and move into the development process during 2012.   In addition to the Pennsylvania beef cattle project, Bion has considered a similar Project to be located in upstate New York and has been in discussions with various local and state governments and agencies in New York regarding such a Project. Additionally, the Company has been in discussions with various local and state agencies in Nebraska regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Other locations are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion intends to choose sites for additional Projects through fiscal years 2012-13 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2017) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 4-8 of these Integrated Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Integrated Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Integrated Project has been developed to date.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•

Successful development and completion of the first Integrated Project to demonstrate the operation of a fully integrated, environmentally compliant, Bion-based CAFO/ethanol Project at a profitable level; and

•

Our ability to raise sufficient funds to allow us to finance our activities and projects; and

•

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

The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial production constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost increases (feed, etc.) and, potentially, climate change each of which negatively affect both the current profit levels and the future activities of the industry as currently structured.

Agricultural release of nitrogen and phosphorus into rural watersheds negatively effect and create large remediation costs not only for local waterways and aquifers but also for downstream water bodies and urban areas. Bion’s remediation business opportunity focuses on its ability to efficiently remove nutrients (primarily nitrogen and phosphorus) and prevent air emission at the CAFO source at far lower cost than such nutrients can be removed downstream in municipal waste water and storm water treatment facilities in urban areas.

Agricultural runoff (including re-deposition of nitrogen from ammonia off-gassing) is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting water quality throughout the country including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico 'Dead Zone'.  Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution.  In each such case, agriculture in general--and CAFO's in particular--have been identified among the main contributors of pollution.  CAFO's are also significant emitters of pollutants to air, with dairy CAFO's having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley and elsewhere and among the largest contributors to nutrient pollution of the Chesapeake Bay. A substantial volume of the nitrogen released to the atmosphere from CAFO waste streams as ammonia and other nitrogen gases emitted by CAFOs is re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Further, untreated manure from CAFO’s has been linked to pathogens on food and hormones in water supplies. Bion believes that its patented and proven technology offers the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

We believe Bion's technology can enable animal protein production to take place in a manner which is both economically and environmentally sustainable because our technology removes nutrients from the waste streams generated by animal operations at the source and dramatically reduces releases to water and gaseous atmospheric emissions.  The potential resulting herd concentration increase (due to lower pollution) will reduce marginal costs of production for the CAFO’s.  Also, it results in a core Bion technology platform that integrates environmental treatment and renewable energy production and utilization with ethanol production, thereby creating the Company's Integrated Projects business opportunity.

In the context of Integrated Projects, Bion's waste treatment technology and technology platform (and the resulting herd concentration), in turn, potentially provide the opportunity to integrate a number of revenue generating operations (thereby reducing unit production costs) while maximizing the realized value of the renewable energy production.  The Bion Integrated Project model will access diversified revenue streams through a balanced integration of herd and technologies to provide a hedge of the commodity risks associated with any of the separate enterprises.  We believe that Bion's Integrated Projects may generate revenues and profits for the Company  from one or more of the following items:

•

Waste processing and technology licensing fees;

•

Fees and savings related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;

•

Renewable energy production from the cellulosic biomass recovered from the livestock waste streams combined with utilization of the energy produced within the Integrated Projects;

•

Ethanol production cost savings;

•

Various "environmental" credits; and

•

Other items including feed products or fertilizers.

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

We believe that our technology platform and the proposed Projects do not involve significant technology risk.  Our waste handling technology is modular and scalable, has been utilized efficiently in the past and has been verified by peer-reviewed data. Our first new generation Bion System module (at the Kreider dairy farm in Pennsylvania) is now operational and performing up to (or exceeding) expectations for nutrient removal from the CAFO waste stream.   The other Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion equipment, all consist of available and fully-tested processes and equipment that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity. Bion has a patent pending relating to the Bion integration model described herein.

Bion has identified three primary market opportunities to potentially develop Integrated Projects depending on the facilities that exist in a given geographic region:

Existing Processing: Our technology enables newly-permitted livestock herds to be located near existing beef or dairy processing plants.  A dedicated herd with Bion’s environmental treatment will potentially create the opportunity for the processor to brand finished products as being 'environmentally-responsible,' 'Green,' or 'locally-grown,' as well as provide single sourcing for inputs resulting in improved food safety, security and accountability. Locating the herd in close proximity to the existing processing plant will likely substantially reduce its transportation costs and carbon footprint and the processing plant can purchase and utilize the renewable energy Bion produces from the cellulosic biomass recovered by Bion from the CAFO wastes to reduce purchases of fossil fuel.

Existing Ethanol: Newly-permitted livestock herds can be located near existing ethanol plants that are struggling in the current economic environment.  In Bion's closed-loop livestock/ethanol model, a corn ethanol plant serves as a feed mill for the livestock herd and the ethanol plant provides its distiller grain co-product on a wet basis to supplement the herd's ration, eliminating the ethanol plant's traditional costs to dry, market and ship its distiller grains.  The ethanol plant becomes an onsite/local consumer of the renewable energy generated from the herd's waste that replaces all of the remaining fossil fuel requirements of the ethanol plant.  Efficiency can be significantly increased since integration enables three 'shots' at the corn: i) first ethanol is produced from it, then ii)it is fed to the cows, and finally iii) renewable energy is produced from the cellulosic biomass portion recovered from the livestock waste stream.  Integration with Bion's technology platform has the potential to more than triple the energy efficiency of corn ethanol production, improving the generally-accepted net energy balance of 1.4 to 1 to approximately 3.5-5 to 1 range (based on the Argonne National Laboratories GREET model assessment of a similar integrated, closed-loop project) -- similar to the efficiency targets publicly discussed for future cellulosic ethanol production--and thereby greatly reduce the carbon footprint.

Greenfield Projects: Bion will develop new state-of-the-art Projects in selected locations that maximize economic advantages of the Projects' participants.  Bion's partners in these Projects will potentially realize increased productivity and profits by capitalizing on the operational and resource efficiencies of integration as described elsewhere herein.  Additionally, the facilities and processes of Greenfield Project participants will be optimized to provide the greatest benefit to the Project as a cooperative enterprise.  Further market advantages may result from strategic location, such as proximity to high-value product markets, product branding, and economic development incentives, subsidies and tax credits.

Bion anticipates that the output (meat or dairy) from one or more Integrated Projects (in any of the categories above) may be primarily dedicated international export markets designated by Project participants.  Bion has recently commenced activities related to participation of international end users in our Projects.

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

The basic integration in a fully integrated Project will probably include:

•

An ethanol plant and CAFO combination sized to balance the distillers grain by-product of the ethanol production with the feed requirements of the CAFO herd and to meet or exceed the energy needs of the ethanol plant with the renewable energy produced by Bion from the CAFO waste stream.  Beyond the production of ethanol, the ethanol facility will function as a feed mill for the CAFO herd which will utilize the spent grain from ethanol production on a wet basis in its feed ration, materially reducing the operating expenses (energy and transportation) and capital expenditure requirements (for items such as dryers) and increasing the net energy efficiency of ethanol production;

•

Additionally, the ethanol plant is potentially a source of waste heat (which, if not productively utilized, would increase ethanol production costs for required disposal) to be used  to maintain temperatures throughout the co-located Bion System or dry captured cellulosic solids or other byproducts from the waste stream.  In colder climates, additional uses of this waste heat will potentially include heating some of the CAFO facilities or other integrated facilities;

•

Processing, drying and combusting/gasifying the recovered cellulosic biomass portion of the CAFO's manure stream to produce heat used for solids drying and to replace natural gas usage by the ethanol production process and other co-located facilities;

•

Drying and processing of the fine solids portion of the CAFO's waste stream (if any) into a value-added, marketable, organic fertilizer and/or high protein feed product ingredients; and

•

Co-located end-product production facilities (cheese and/or other dairy processors, beef processing facilities, etc.) that will utilize the output of the CAFO and consume renewable energy produced from the CAFO waste stream.

In order to implement this plan, Bion will need to work with (and/or acquire) CAFO's, ethanol producers and/or end-product processors to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that, at a minimum, the following take place: a) the CAFO and ethanol plant (and other facilities) agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its Systems to process the CAFO's waste stream and produces renewable energy and other products from the waste stream, c) the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration and d) the ethanol plant and/or end product facilities agree to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases.  These agreements could be in the form of joint ventures, in which all parties share the cost and ownership of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

CORPORATE BACKGROUND

The Company is a Colorado corporation organized on December 31, 1987.  Our principal executive offices are located at the residence of our President at 1774 Summitview Way, Crestone, Colorado 81131.  Our primary telephone number is 212-758-6622. We have no additional offices at this time.

HISTORY AND DEVELOPMENT OF OUR BUSINESS

Substantially all of our business and operations to date has been conducted through wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996).  Bion is also the parent of Dairy Parks, LLC (an inactive Delaware entity organized July 25, 2001), Bion PA 1 LLC (a Colorado entity organized August 14, 2008) (“PA-1”) and Bion PA 2 LLC (a Colorado entity organized June 24, 2010) (“PA-2”). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

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

Our original systems were wastewater treatment systems for dairy farms and food processing plants.  The basic design was modified in late 1994 to create Nutrient Management Systems ("NMS") that produced organic soil products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms.  Through June 30, 2002, we sold and subsequently installed, in the aggregate, approximately 30 of these first generation systems in 7 states, of which we believe approximately 5-10 are still in operation in 3 states.  We discontinued marketing of our first generation NMS systems during fiscal year 2002 and turned control and ownership of the first generation systems over to the farms on which they were installed over the following two years.  We were unable to produce a business model based on the first generation systems that would generate sufficient revenues to create a profitable business.  While continuing to market and operate the first generation systems, during the second half of calendar year 2000, we began to focus our activities on developing the next generation of the Bion technology. We no longer operate or own any of the first generation NMS systems.

As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2004.  We designed and tested Systems that use state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions.  These Systems are smaller and faster than our first generation NMS systems.  The initial versions of our new generation of Bion Systems were designed to harvest solids used to produce organic fertilizer and soil amendments or additives (the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

During 2003-4 we designed, installed and began testing a commercial scale, second generation Bion System as a temporary modification or retrofit to a waste lagoon on a 1,250 milking cow dairy farm in Texas known as the DeVries Dairy.  In December 2004, Bion published an independently peer-reviewed report, a copy of which may be found on our website, www.biontech.com, with data from the DeVries project demonstrating a reduction in nutrients (nitrogen and phosphorus) of approximately 75% and air emissions of approximately 95%.  More specifically, those published results indicated that the Bion System produced a 74% reduction of nitrogen and a 79% reduction of phosphorus.  The air results show that the Bion System limited emissions from the waste stream as follows: (in pounds per 1,400 pound dairy cow per year):

•

Ammonia

0.20

•

Hydrogen Sulfide

0.56

•

Volatile Organic Compounds

0.08

•

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

During the 2005-2008 period, Bion focused on completing development of its technology platform and business model.  As such, we did not pursue near term revenue opportunities such as retrofitting existing CAFO's with interim versions of our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Integrated Projects.

Bion is now actively pursuing business opportunities in two broad areas:  1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas, and 2) development of "closed loop" Integrated Projects (as described above. Bion is pursuing these opportunities within the United States and internationally.

We believe significant remediation/retrofit opportunities exist that will enable us to generate additional future revenue streams from Bion's technology. The initial retrofit opportunities we are pursuing are related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program'). The Company anticipates that further opportunities for our remediation/retrofit business will develop in other areas with CAFO’s including the watersheds of the Great Lakes (from New York to Minnesota), the extended Mississippi River/Gulf of Mexico watershed (including its tributaries from Pennsylvania in the east to Montana/Wyoming/Colorado in the west), and other areas with excess nutrient pollution from agriculture in general and CAFO’s in particular.

Chesapeake Bay Watershed: Kreider Farms Projects

The urgency and priority of the need to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was made clear with President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA issuance in December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard  (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  Today, 89 of the 92 Bay and tidal watershed segments are not in compliance with water quality standards (97% out of compliance).  The EPA and associated state agencies have also committed to short term 3 year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives.  Current EPA documents define the overall mission as requiring an approximately 65 million pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025. Importantly, the 3 year compliance milestones established as a part of the compliance program will add both short-term and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay.

As a result of the host of both short and long-term specific commitments and compliance deadlines, Bion believes that its long-term opportunity related to the Chesapeake Bay clean-up has potentially been significantly expanded and accelerated.

During 2008 Bion executed an agreement to install a Bion System at the Kreider Dairy in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the farm's effluent. Bion undertook this project due in large part to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion worked extensively with the Pennsylvania Department of Environmental Protection ('PADEP') over the past two years to establish nutrient credit calculation/ verification methodologies that are appropriate to Bion's proven technology and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions.  Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. For example, pursuant to this program, since Bion can reduce the nutrients from an existing dairy much more cost-effectively than a municipal wastewater treatment plant can reduce nutrients to meet its baseline, a municipal facility can purchase nutrient reduction credits (‘Credits’) from Bion to offset its nutrient discharges, rather than spending significantly more money to make (and operate) the plant upgrades necessary to achieve its own reductions.

During May 2008, the PADEP approved Bion's initial protocols to determine how many tradable nutrient (nitrogen and phosphorus) credits Bion will receive for nutrient reductions achieved through installation of its comprehensive dairy waste management technology in Phase 1 of the Kreider project pursuant to Pennsylvania's efforts under the Chesapeake Bay Program mandates (Phase 2 protocols, related to the operation and development of a renewable energy production facility to utilize Kreider’s poultry manure and the cellulosic solids recovered by the Phase 1 System, have been submitted to the PADEP). During April 2010, the PADEP issued an amended certification.   The PADEP's approval includes the certification of credits both for ammonia air emission reductions and for significantly reducing the leaching and runoff potential of land applied nutrients. The PADEP has certified the Phase 1 System at Kreider dairy for 107 nitrogen and 13 phosphorus credits (each credit represents an annual pound of reduction) for each of the 1,200 dairy cows (subject to testing and verification after operations have been stabilized).

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to PA-1, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of our June 30, 2011 fiscal year end, PA-1 submitted five requests for drawdowns/reimbursements from Pennvest totaling $6,749,019 of which Pennvest has held $337,451 as retainage pending completion of the project and has loaned PA-1 $6,411,568. From July 1, 2011 through September 12, 2011, PA-1 received additional draws/reimbursements of approximately $884,433 pursuant to the Pennvest Loan bringing the total to $7,296,001.   Bion has substantially finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by sometime in October 2011.  The PADEP recently re-certified the nutrient reduction credits for this project. The Company anticipates that these Credits will be verified by the PADEP during the current fiscal year and that the Company will be able to sell these Credits (under a long term contract(s)) during the 2012 calendar year subject to continuing annual verification by the PADEP based on operating data for the Phase 1 Kreider System.

Bion's agreements with Kreider Farms provide for the Phase 1 System to expand through-put to treat the waste from the Kreider dairy support herd after the PADEP has verified the operating results. It is anticipated that this expansion will commence during 2012 and lead to a proportionate increase in credits generated for sale.

Additionally, the Kreider agreements provide for Bion to develop a renewable energy production facility to treat the waste from Kreider's approximately 4.6 million chickens ('Kreider Renewable Energy Facility' or ‘Phase 2 Kreider Project’).  It is anticipated that the 'Kreider Renewable Energy Facility' will generate renewable energy (and potentially related renewable energy credits) through the combustion of the poultry wastes and the cellulosic biomass captured by Bion in the Phase 1 System. The Company continues its development work related to the details of the Phase 2 Kreider project. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) when it makes reapplication later during the 2012 fiscal year pursuant to the recently completed new EPA Chesapeake Bay model. Note that this project may be expanded in the future to treat wastes from other local and regional CAFOs. The Company hopes to have Phase 2 Kreider Project operational during the 2012 calendar year and hopes to sell the credits (under a long term contract(s)) during 2012 subject to continuing annual verification by the PADEP based on operating data from the Kreider Renewable Energy Facility. The review process to clarify certain issues related to credit calculation and verification is under way. The Company does not yet have financing in place for the Kreider Renewable Energy Facility. This opportunity is being pursued through PA-2.

Bion anticipates that the Kreider System and Kreider Renewable Energy Facility will generate revenue from the sale of nutrient Credits, renewable energy (and related credits) and potentially, in time, credits for the reduction of greenhouse gas emissions.

A 2008 independent study commissioned by the Pennsylvania State Senate estimates that capital costs of $1.4 billion plus $60 million annual operating costs (which yields an amortized average cost of approximately $28 per lb of nitrogen reduction per year) will be required to upgrade the municipal wastewater treatment plants in Pennsylvania to meet the initial standards then in place to meet the US EPA’s programmatic mandates set by the Chesapeake Bay Program (which mandates appear to have been accelerated).  Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) for an annual total cost in the range of $8-$10 per lb of nitrogen reduction (roughly the equivalent of the projected municipal wastewater upgrade annual operating costs alone) thereby creating potential savings to Pennsylvania ratepayers of most of the $1.4 billion capital cost required for wastewater treatment plant nitrogen reduction upgrades, if Bion's technology were utilized to offset all of the required nitrogen reductions (which is not likely) under the Pennsylvania portion of the Chesapeake Bay Program.

Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. Most (if not all) of the publicly proposed new (or upgraded) municipal waste water and storm water treatment facilities in the Chesapeake Bay watershed in Pennsylvania, Maryland, Virginia and Washington, DC have projected costs (capital and operating) far in excess of the costs involved in reducing nutrients using Bion’s Systems to treat CAFO wastes at the source. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies makes it reasonable to believe that Bion's potential profitability from projects in the Chesapeake Bay watershed should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 65 million (or more) pounds annually (including airborne ammonia) over the next decade with certified tradable nutrient credits potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes that some significant portion of the nutrient reductions related to this clean-up mandate will be made by Bion Systems (which portion cannot be reasonably estimated at this time).

Once the credits from the Kreider Farms Project are verified by the PADEP, we believe will become the first nutrient credits  from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified  (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions.  Further, we believe this will provide the basis for credit trading throughout the Chesapeake Bay watershed basin-wide (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed.

Bion also believes that it is reasonable to assume that the Chesapeake Bay Program strategies developed by the US EPA and various state regulatory agencies to address the issue of excess nitrogen loadings to the Chesapeake Bay watershed clean-up will be subsequently applied to deal with the much larger nutrient pollution problems of the Mississippi River Basin that are a primary cause of the 'Dead Zone' in the Gulf of Mexico and similar problems in the Great Lakes and elsewhere. The US EPA has stated the intention that the strategies being developed for the Chesapeake Bay will be utilized in the Mississippi River Basin and other watersheds in the U.S. The Mississippi River Basin alone has been estimated to require more than 1 billion pounds of annual nitrogen reduction to remediate the ‘dead zone’ in the Gulf of Mexico. Applying the same metrics as above (Bion’s ability to profitably provide nitrogen reductions at a cost of $8-10 per pound per year compared to municipal wastewater and storm water removal costs of $25 or higher per pound per year), using Bion-type solutions would represent a potential benefit in excess of $25 billion annually to tax- and rate-payers of the 31 Mississippi River Basin states and the federal government. We believe that Bion will potentially have large business opportunities for utilization of its technology as efforts to clean up such polluted areas develop, but at present such opportunities are not quantifiable nor can a definitive timeline be predicted.

Integrated Projects

Bion is focused on implementation of its integrated technology platform as the basis for development of its large-scale Integrated Projects.  Bion will pursue this opportunity through our Projects Group subsidiary (and project specific subsidiaries/entities) which will act as the developer and manager of, and a direct participant in and/or owner of components of, the Projects.  As such, Bion will:

•

locate, secure and develop appropriate sites;

•

negotiate agreements with participants including both input providers and end-product users;

•

secure required permits and other approvals based upon clear standards that establish acceptable environmental operating parameters for each component of the Integrated Projects;

•

manage construction and operation of its Systems and, possibly, other facilities within the Projects; and

•

provide its waste treatment services to CAFO operators in the Projects for a fee while producing renewable energy for on-site use (including sale to the integrated biofuel and/or end product facilities) and/or third party sale, and, possibly, fine solids products for sale.

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

In some instances, Bion will own direct interests in the CAFO herd, ethanol plant, end-product user and/or the related facilities in addition to its ownership interest in the Bion System(s).

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation (in modules), a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project.  Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts on its two projects at Kreider Farms in Pennsylvania. However, the Company currently believes there is a significant likelihood that the Company will option land for an initial Integrated Project during the 2012 calendar year and move into the development process.    In addition to the Pennsylvania beef cattle project, Bion has engaged in activities related to development of a similar Project to be located in upstate New York and has been in discussions with various local and state agencies in Nebraska regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Other locations are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion's current preliminary plans call for an initial beef-based  Project to  include up to approximately 72,000 beef cattle (in modules) integrated with a dedicated (existing or new) slaughter and cooking (further processing) facility and an ethanol plant (existing or newly constructed).  Bion anticipates that renewable energy produced from the cellulosic biomass that Bion's technology recovers from the livestock waste stream will replace most (if not all) of the fossil fuel needs of the ethanol production and other integrated facilities. Bion estimates that the basic capital expense for the such a Project (if all integrated facilities are newly built)  will be not less than $200 million and that the Project, if developed (in a greenfield manner), will result in the creation of 350 to 400 (or more) permanent long term jobs in the immediate region.

Note that our initial Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired, Bion has no commitments from anyone related to financing or participation in this Project, and that no such Project has yet been developed by Bion (or others).  Notwithstanding the foregoing items, Bion anticipates that it may option land and commence the actual development phase during 2012.

In addition to the initial beef cattle Projects described above, Bion has been in discussions with various local and state agencies in Nebraska  and elsewhere regarding potential development of large scale integrated beef and/or dairy/cheese Integrated Projects that would require capital expense estimated to be in the range of $120 million to in excess of $750 million and would potentially generate 300 or more full time, permanent jobs for beef-based projects and 700 to 850 full time, permanent jobs for dairy/cheese based projects.  A dairy/cheese-based  Project would integrate multiple, newly constructed, very large-scale dairy complexes with a new dedicated milk processing/cheese production facility and, most likely, one or more existing ethanol production facilities.  Preliminary plans under discussion involve up to 80,000 milking cows (requiring approximately 140,000 total head including the dairy support herd and steers) to be located on multiple satellite farms with waste treated by Bion's technology to assure environmental compliance and to produce renewable energy for use in the integrated facilities to replace fossil fuel requirements.  Bion has been involved in very preliminary discussions regarding such a dairy/cheese project with Nebraska state development officials, as well as a large, international cheese producer/distributor and major dairy industry participants. These potential Projects are in very early discussion stages.

In addition, Bion has had preliminary discussions with several nationally and internationally-known food producers, processors, and distributors, regarding use of its technology to develop Projects which integrate new livestock herds with both existing and new processing facilities in order to improve their economic efficiencies, reduce environmental impacts and carbon footprint, produce branding opportunities and address food-safety concerns.

At present it is not possible to determine whether any of the Projects referred to above will move to the development phase, will actually be developed and constructed, or precisely what, if any, the economic returns and/or profitability for such Integrated Projects (and/or for Bion in connection therewith) will be, due to the early pre-development stage of each Project and numerous known and unknown variables related to future financing and partnering terms, as well as the availability of existing and proposed economic development incentive plans for which such Projects may qualify.  However, Bion strongly believes that the economic efficiencies of these ‘closed loop’ Integrated Projects will potentially increase the annual returns by 5 percentage points (or more) over the existing dairy/livestock/food industry metrics.  In basic commodity businesses such as food products and ethanol production, such an increase, if realized, represents a very significant economic advantage which Bion believes will result in advantageous financing terms and in clearly superior profitability for its Integrated Projects.

RECENT FINANCINGS

Series B Convertible Preferred Stock (2009)

On July 29, 2009 the Company concluded a private offering in which we sold 28,170 shares of our Series B Convertible Preferred Shares ('Series B Preferred Shares') and received net proceeds of approximately $2,450,000 after commissions and offering expenses. The Company sold 21,320 Series B Preferred Shares through June 30, 2009 for net proceeds of approximately $1,854,840 with the balance sold thereafter. The Series B Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $2.00 per share and will be redeemed at 3 years if not previously converted.

Series C Convertible Preferred Stock (2010)

During April 2010 the Company concluded a private offering in which we sold 15,400 shares of its Series C Convertible Preferred Shares ('Series C Preferred Shares') and received net proceeds of approximately $1,339,800 after commissions and offering expenses. The Company sold 2,600 Series C Preferred Shares through June 30, 2010 in a second offering for net proceeds of approximately $226,200.  Through final closing on September 17, 2010 an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale of 9,350 shares of Series C Preferred Stock in the second offering. The Company has 32,150 shares of Series C Preferred Stock outstanding as of September 20, 2011. The Series C Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $4.00 per share. The Company has the right to call for the redemption of the Preferred Shares one year after the issuance of the initial Series C Preferred Shares and, if Bion initiates such a call for redemption, the holders of the Preferred Shares have the right to convert the Preferred Shares to common stock prior to such redemption.

Sales of Common Stock during 2010 and 2011 Fiscal Years

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

During the fiscal year ended June 30, 2011, the Company sold 311,746 shares of its common stock for net proceeds of $813,200.  Also during the year ended June 30, 2011, the Company sold 306,000 units at $2.50 per unit, and received proceeds of $765,000. Each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016. Additionally the Company issued 337,715 shares of its common stock, in aggregate, for $1,081,172 of services.

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

Additionally, a number of companies have discussed and/or attempted to implement some version of ‘closed loop integrated projects’, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, and are, or have in the past, pursued, with limited success to date, the development of various forms of such projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production.  While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects with limited success to date, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs), which technologies do not reduce polluting nutrient releases and/or gaseous emissions in the manner or to the extent that Bion's technology reduces such negative environmental impacts.  Further, although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that Bion believes will be produced by its technology platform from the biomass extracted from the CAFO waste stream based on Bion's internal analysis. None of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our Integrated Projects business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a limited number of Integrated Projects will be developed.  We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during 2012, and, thereafter, developing a limited number of Projects at a time.  Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

In our CAFO retrofit/remediation business segment, we currently have only one operating System and contracts with only a single party.  However, there are thousands of CAFO’s in the United States and we anticipate that in the future we will have agreements with many CAFO customers.

PATENTS

We are the sole owner of five currently active United States patents (numbered below), one United States Patent granted awaiting issue/publication, one Australian patent, one Canadian patent, one patent from New Zealand and two patents from Mexico:

1*

U.S. Patent No. 6,689,274, Low Oxygen Waste Bioconversion System; expires June 2021.

2*

U.S. Patent No. 6,908,495, extension of Low Oxygen Waste Bioconversion System; expires May 2021.

3*

U.S. Patent No. 7,431,839 - 10/7/08: Low Oxygen Biologically Mediated Nutrient Removal; expires December 2021.

4*

U.S. Patent No. 7,575, 685 - 8/18/09: Low Oxygen Biologically Mediated Nutrient Removal; expires February 2021.

5*

U.S. Patent No. 7,879,589 – 2/1/11: Micro-Electron Acceptor Phosphorous Accumulating Organisms; expires February2021.

*

U.S. Patent Application Granted (awaiting issue/publication) Application No. 13/016,121 – 7/21/11: Micro-Electron Acceptor Phosphorous Accumulating Organisms; expires February 2021.

*

Australian Patent No. 2002227224, Low Oxygen Organic Waste Bioconversion System; expires November 8, 2021.

*

Canadian Patent No. 1,336,623, Aqueous Stream Treatment Process; expires August 2012.

*

New Zealand Patent No. 526,342, Low Oxygen Organic Waste Bioconversion System; expires November 8, 2021.

*

Mexican Patent No. 240,124, Low Oxygen Organic Waste Bioconversion System; expires November 8, 2021.

*

Mexican Patent No. 263,375, Low Oxygen Organic Waste Bioconversion System; expires November 8, 2021.

US Pending:

On November 3, 2006, we filed a patent application titled "Environmentally Compatible Integrated Food and Energy Production System." The application number is 11/592,511.

On February 25, 2010, we filed a patent application titled "Method for Treating Nitrogen in Waste Streams." The application number is 12/713,011.

Canadian Pending:

On November 8, 2001, we filed a patent application titled "Low Oxygen Organic Waste Bioconversion System." The application number is 2428417. First office action was received on April 9, 2010.

On April 18, 2005, we filed a patent application titled "Low Oxygen Biologically Mediated Nutrient Removal." The application number is 2503166. First office action was received on August 31, 2010.

European Union Pending:

On November 8, 2001, we filed a patent application titled "Low Oxygen Organic Waste Bioconversion System."  The application number is 1993586.5. First office action was received on June 8, 2010.

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

RESEARCH AND DEVELOPMENT

During the years ended June 30, 2011 and June 30, 2010, respectively, we expended approximately $637,000 and $194,000 (including non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects and remediation activities.  Bion's main efforts were directed at further refinement of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model.  Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed.  The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the years prior to 2009 due to the fact that during the subsequent years a greater portion of the Company's activities were focused on commercialization and business development based on our technology.

Environmental Protection/Regulation and Public Policy

In regards to development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, ethanol production and end product producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO waste treatment and are impacted by environmental regulations in at least four different ways:

•

Our marketing and sales success depends, to a substantial degree, on the pollution clean-up requirements of various governmental agencies, from the Environmental Protection Agency (EPA) at the federal level to state and local agencies;

•

Our System design and performance criteria must be responsive to the changes in federal, state and local environmental agencies' effluent and emission standards and other requirements;

•

Our System installations and operations require governmental permits and/or other approvals in many jurisdictions; and

•

To the extent we own or operate Integrated Projects including CAFO facilities and ethanol plants, those facilities will be subject to environmental regulations.

Additionally, our activities are affected by many public policies and regulations (federal, state and local) related to other industries such as CAFO agriculture, municipal waste and storm water treatment, and others. For example, the differences in the regulatory requirements for agriculture and municipal waste water clean-up currently in place negatively impair the development of viable markets for nutrient reduction credits.

EMPLOYEES

As of September 15, 2011, we had 12 employees and primary consultants, 10 of whom are performing services for the Company on a full-time basis and 2 of whom provide consulting services to the Company on a part-time basis.  Our future success depends in significant part on the continued service of our key technical and senior management personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good.  None of our employees is covered by "key person" life insurance.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company maintains its corporate office at Box 566/1774 Summitview Way, Crestone, Colorado 81131, the office of its President, and its main corporate telephone number is: (212) 758-6622.  The Company remains responsible for its former corporate offices at 641 Lexington Ave, New York, New York 10022 which are currently subleased to Mr. Salvatore Zizza, former Chairman and director of the Company's Integrated Projects subsidiary. These offices are leased pursuant to a non-cancellable operating lease that became effective on August 1, 2006 and expires on November 30, 2013.  The average monthly rental for the balance of the term of the lease is $15,820. The master sub-lease with Mr. Zizza, presently not an affiliate of the Company, pays the Company's entire obligations under this lease through November 30, 2013.

The Company is the sole owner of five currently active United States patents, one United States Patent granted awaiting issue/publication, one Australian patent, one Canadian patent, one patent from New Zealand and two patents from Mexico.

Two U.S. patent applications have been filed and are pending and two applications are pending in Canada and one application is pending in the European Union.

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

	2011		2010
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$2.70	$1.25	$2.72	$0.85
Second Fiscal Quarter	$3.66	$2.63	$2.77	$1.62
Third Fiscal Quarter	$3.45	$2.80	$2.27	$1.54
Fourth Fiscal Quarter	$3.20	$2.45	$2.39	$1.20

(b)  Holders

The number of holders of record of our common stock at September 12, 2011 was approximately 1,560.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During fiscal year 2011 the Company paid an aggregate dividend of $281,700 and $233,892, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. During fiscal year 2010 the Company paid an aggregate dividend of $217,518 and $19,946, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 8,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 20, 2011, 4,561,145 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, 100,000 options to certain employees that will be granted upon the execution of new employment agreements, 100,000 options to certain employees that have expired but will be extended upon the execution of new employment agreements and 950,000 options granted in July and August 2011.  Of the 4,561,145 options, 3,873,945 are vested as of September 1, 2011. Additionally, 465,000 shares of Contingent Stock Bonuses (none of which are vested) and 150,000 shares of Stock Bonuses have been granted under the Plan, of which 150,000 are vested as of September 1, 2011.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	3,636,145	2.83	4,363,855

Equity compensation plans not approved by security holders	-	-	-

Total	3,636,145	2.83	4,363,855

(e)  Recent Sales of Unregistered Securities

During the year ended June 30, 2011, the Company sold 14,150 shares of the Company’s Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,231,050, and the Company sold 311,746 shares of its common stock for net proceeds of $813,200.  Also during the year ended June 30, 2011, the Company sold 306,000 units at $2.50 per unit, and received proceeds of $765,000. Each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

During April 2010 the Company concluded a private offering in which we sold 15,400 shares of our Series C Convertible Preferred Shares ('Series C Preferred Shares') and received net proceeds of approximately $1,339,800 after commissions and offering expenses. The Company sold 2,600 Series C Preferred Shares through the June 30, 2010 interim closing of the second offering for net proceeds of approximately $226,200 in a second offering. Through final closing on September 17, 2010, an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale 9,350 shares of Series C Preferred Stock in the second offering. The Company has 32,150 shares of Series C Preferred Stock outstanding as of this date.

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

On July 29, 2009 the Company concluded a private offering in which we sold 28,170 shares of its Series B Convertible Preferred Shares ('Series B Preferred Shares') and received net proceeds of approximately $2,450,000 after commissions and offering expenses. The Series B Preferred Shares were sold to accredited investors under Rule 506 of Regulation D under the Securities Act of 1933, as amended.  The Company sold 6,850 Series B Preferred Shares from July 1, 2009 through July 29, 2009 for net proceeds of approximately $595,160 with the balance sold prior to that period. The Series B Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $2.00 per share and will be redeemed at 3 years if not previously converted.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2011 and 2010 ("Financial Statements").

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, Confined Animal Feeding Operations ("CAFO's"). The re-development process is now substantially complete and the initial commercial system, based on our updated technology, has been constructed. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets where government policy supports such efforts (such as the Chesapeake Bay watershed); and 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors. The Company has been pursuing these opportunities within the United States during the later stages of technology re-development and has recently begun activities to pursue such opportunities internationally.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of June 30, 2011, PA-1 had submitted five requests for drawdowns/reimbursements from Pennvest totaling $6,749,019, of which Pennvest has loaned PA-1 $6,411,568 and has held $337,451 as retainage pending completion of the project.   Bion has substantially finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by early fall 2011.  The Pennsylvania Department of Environmental Protection (“PADEP”) recently re-certified the nutrient reduction credits for this project. The Company anticipates that these credits will be verified by the PADEP during the current fiscal year and that the Company will be able to sell these credits (under a long term contract) during the 2012 calendar year, subject to continuing annual verification by the PADEP.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider dairy System. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently completed new EPA Chesapeake Bay model. The Company hopes to have the Phase 2 Kreider Project operational during the 2012 calendar year, and hopes to sell the credits (under a long term contract) during 2012, subject to verification by the PADEP.

Additionally, we believe that Bion's technology platform will allow the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, and on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs, and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. In addition an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thereby reducing the CAFO's feeding costs as well as generating revenue to the ethanol plant, and would also provide a market for the renewable energy that Bion's System produces from the CAFO waste stream. Accordingly, such Bion Integrated Projects can be denominated "closed loop".  Bion, as developer of, and participant in, Integrated Projects, anticipates that it will share in the cost savings and the revenues generated from these activities.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that  its initial Integrated Project will be located in Pennsylvania or upstate New York and anticipates optioning land in that area during the current fiscal year or soon thereafter (although locations in other states are also under review). It is possible that one or more Integrated Projects will be developed as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2011-2013 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2017) of approximately 12-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2011 and 2010 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $6,998,000 and $2,976,000 during the years ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Company had a working capital surplus and a stockholders’ deficit of approximately $87,000 and $2,543,000, respectively.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2011 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that we will be able to raise funds or raise further capital for the operations planned in the near future.

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

Revenue Recognition

While the Company has not recognized any operating revenues for the past two fiscal years, the Company anticipates that future revenues will be generated from the sale of nutrient reduction credits, product sales, technology license fees, annual waste treatment fees and/or direct ownership interests in Integrated Projects.  The Company expects to recognize revenue from the sale of nutrient credits and products when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured.  The Company expects that technology license fees will be generated from the licensing of Bion's systems.  The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship.  In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

Compensation Cost for Options with Service Conditions and Graded Vesting Schedules

The Company had issued non-employee options that included service conditions and had graded vesting schedules.  Generally for these arrangements, the measurement date of the services occurs when the options vest. Recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options.  Fair value of the options was determined using a Black-Scholes option-pricing model.  The subsequent changes in fair value were recorded on the measurement date.  Compensation cost in connection with options that were not fully vested was recognized on a straight-line basis over the requisite service period for the entire award.

Stock-based compensation

The Company follows the provisions of Accounting Standards Codification 718, which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based upon their grant date fair values.

YEAR ENDED JUNE 30, 2011 COMPARED TO THE YEAR ENDED JUNE 30, 2010

General and Administrative

Total general and administrative expenses were $6,338,000 and $2,778,000 for the years ended June 30, 2011 and 2010, respectively.

General and administrative expenses, excluding stock-based compensation charges of $3,470,000 and $464,000 for the years ended June 30, 2011 and 2010, respectively, were $2,868,000 and $2,314,000 for the years ended June 30, 2011 and 2010, respectively, representing a $554,000 increase.  Salaries and related payroll tax expenses increased from $672,000 for the year ended June 30, 2010 to $944,000 for the year ended June 30, 2011 due to the hiring of the Company’s Chief Executive Officer (“CEO”) and an Executive Vice Chairman effective January 1, 2011.  The CEO resigned from the Company effective May 13, 2011 and was paid through that date.  Consulting costs increased from $631,000 for the year ended June 30, 2010 to $735,000 for the year ended June 30, 2011 due to additional consultants utilized for strategic planning for the Kreider projects, a consultant for the development of future projects and various consultants for fund raising and lobbying efforts. Travel expenses were $167,000 and $92,000 for the years ended June 30, 2011 and 2010, respectively, and the increase is due to increased travel to Kreider Farms as construction efforts were in full force during the latter half of the year ended June 30, 2011, and additional travel expense due to the hiring of the CEO and Executive Vice Chairman.  Also contributing to the increased general and administrative expenses for the year ended June 30, 2011 were utility and operating costs of the Kreider project of $80,000 which were not present in the prior year.

General and administrative stock-based compensation for the years ended June 30, 2011 and 2010 consist of the following:

	Year ended June 30, 2011	Year ended June 30, 2010
General and administrative:
Fair value remeasurement of options with service conditions	$ -	$ 92,000
Change in fair value from modification of option terms	955,000	-
Fair value of stock options expensed under ASC 718	1,830,000	307,000
Fair value of stock bonuses expensed	685,000	65,000
Total	$3,470,000	$464,000

Stock-based compensation charges increased to $3,470,000 from $464,000 for the years ended June 30, 2011 and 2010, respectively.  Compensation expense relating to stock options was $1,830,000 and $307,000 during the years ended June 30, 2011 and 2010, respectively, due to 2,045,000 and 195,000 options being granted during the years ended June 30, 2011 and 2010, respectively.  Additionally, compensation expense relating to stock options was higher during the year ended June 30, 2011 primarily due to $955,000 of non-cash compensation being recognized due to the modification of certain key employee and consultant options.  The Company also recognized general and administrative non-cash compensation expenses of $685,000 and $65,000 due to the granting and vesting of stock bonuses during the years ended June 30, 2011 and 2010, respectively.

Research and Development

Total research and development expenses were $637,000 and $194,000 for the year ended June 30, 2011 and 2010, respectively.

Research and development expenses, excluding stock-based compensation charges of $468,000 and $17,000 for the year ended June 30, 2011 and 2010, respectively, were $169,000 and $177,000, respectively.  The differences between the two periods are not significant.

Research and development stock-based compensation for the years ended June 30, 2011 and 2010 consist of the following:

	Year ended June 30, 2011	Year ended June 30, 2010
Research and development:
Fair value remeasurement of options with service conditions	$ -	$10,000
Change in fair value from modification of option terms	200,000	-
Fair value of stock options expensed under ASC 718	268,000	7,000
Total	$468,000	$17,000

Stock-based compensation expense increased from $17,000 for the year ended June 30, 2010 to $468,000 for the year ended June 30, 2011.  The increase is due to the signing, in March 2011, of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiration dates, which resulted in incremental non-cash compensation expense of $200,000 being recorded for the year ended June 30, 2011.

Loss from Operations

As a result of the factors described above, the loss from operations was $6,975,000 and $2,972,000 for the years ended June 30, 2011 and 2010, respectively.

Other Expense and (Income)

Other expense was $24,000 and $4,000 for the years ended June 30, 2011 and 2010, respectively.  Interest expense increased to $29,000 for the year ended June 30, 2011 from $2,000 for the year ended June 30, 2010.  Interest expense increased due to the interest accrued on the long-term deferred compensation balance as of June 30, 2011, the non-capitalized interest associated with the Company’s loan payable and other liabilities.  Interest income was $5,000 and $13,000 for the years ended June 30, 2011 and 2010, respectively, and the difference is primarily due to lower average invested cash balances.  For the year end June 30, 2010, the Company recorded a $15,000 loss on the extinguishment of debt due to the modification of terms of a deferred compensation agreement.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $6,000 and $5,000 for the years ended June 30, 2011 and 2010, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $7,549,000 and $3,305,000 for the years ended June 30, 2011 and 2010, respectively, representing a $0.33 increase in the net loss per basic and diluted common share to $0.61 from $0.28.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the year ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2011 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2011, the Company had cash of approximately $1,394,000. During the year ended June 30, 2011, net cash used in operating activities was $1,746,000, primarily consisting of cash operating expenses as the Company focused on the construction of the KF Project and invested $6,406,000 in capitalized construction costs (see below). As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2011 the Company used $6,406,000 versus $390,00 for the year ended June 30, 2010, for the design, permitting and the construction of the KF Project which has been capitalized as property and equipment, which was primarily funded by the Pennvest Loan described above. Also during the year ended June 30, 2011, the Company was required to maintain an interest reserve bank account of $25,000 associated with a line of credit the Company utilized as interim financing for the purchase of equipment and payment of construction costs covered under the Pennvest Loan.

Financing Activities

During the year ended June 30, 2011, $1,231,000 and $853,000 of cash was provided from the sale of the Company's Series C preferred stock and the Company’s common stock, respectively.  The Company also received cash proceeds of $565,000 related to the sale of its restricted units, consisting of a common share and a warrant to purchase one half of a common share.  Cash of $1,136,000 and $6,412,000 was provided from a line of credit and the Pennvest Loan, respectively, that the Company utilized during the year ended June 30, 2011 for the construction of the KF Project.  The Company repaid the $1,136,000 line of credit with proceeds from the Pennvest Loan during the year ended June 30, 2011.  The Company used $282,000 and $234,000 for Series B and Series C preferred dividends payments, respectively.

As of June 30, 2011 the Company has debt obligations consisting of deferred compensation of $263,000, a loan payable of $6,412,000 and $744,000 of ‘Other Liabilities’.  The ‘Other Liabilities’ are expected to be reclassified to equity upon closing of the Company’s next financing transaction.  In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of June 30, 2011, the Company has 29 months remaining on the lease.

Plan of Operations and Outlook

As of June 30, 2011, the Company had cash of approximately $1,394,000.  While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues.  The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF facilities.  In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.75 million loan to the Company for the initial stage of the KF Project.  The Company received a permit for construction of the KF Project on August 12, 2010. Initial construction commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest on January 6, 2011.  From January 1, 2011 through September 20, 2011, the Company has received reimbursements of approximately $7,296,000 pursuant to the Pennvest Loan.

The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 or more (debt and equity) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more Integrated Projects.  There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more)  of ethanol per year, and/or integrated with CAFO end product processors, and 2) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets. The Company has been pursuing these opportunities within the United States during the later stages of technology re-development and has recently begun activities to pursue such opportunities internationally as well.

Bion has finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by early fall 2011.  The Pennsylvania Department of Environmental Protection (‘PADEP’) recently re-certified the nutrient reduction credits for this project and the Company anticipates that these credits will be verified by the PADEP during the   current fiscal year and that the Company will be able to  sell these credits (under a long term contract)  during the 2012 calendar year.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider dairy System. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently completed new EPA Chesapeake Bay model. The Company intends to have the Phase 2 Kreider Project operational during the 2012 calendar year, and hopes to sell the credits (under a long term contract) during 2012 subject to verification by the PADEP.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2012 fiscal year. The Company anticipates that its initial Integrated Project will be developed in Pennsylvania or upstate New York and anticipates optioning land for the first Integrated Project during the 2012 fiscal year or soon thereafter (although  locations other states are also under review). It is possible that one or more Integrated Projects will be developed as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). In addition, Bion intends to choose sites for additional Projects during the calendar years 2011-2013 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2017) of approximately 12-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)   The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820.  The Company has provided the lessor with a letter of credit in connection with the lease in the amount of $57,315 as of June 30, 2011. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects.  The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease.  Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment.  During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658.  Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

2)   On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and  PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, the agreement provides for a second phase which will include treatment of the cellulosic solid wastes from the Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Phase 1 Kreider System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  Upon successful completion of ‘shakedown’ operations of the Phase 1 system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority (“Pennvest Loan”) , together with funds provided by the Company,  has provided the  funds for construction of  the Phase 1 Kreider System. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by early fall 2011.  The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.

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

The consolidated financial statements are set forth on pages F-1 through F-23 hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2011, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2011 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2011. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.  We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	61	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	60	Executive Vice Chairman and Director

Jon Northrop	68	Secretary and Director

Dominic Bassani	65	Chief Executive Officer

Significant Employees:

Jeremy Rowland	48	Chief Operating Officer of Services Group

James W. Morris	61	Chief Technology Officer

George W. Bloom	57	Chief Engineering Officer

Mark A. Smith (61) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (60) Edward Schafer has served the Company's senior management team as Executive Vice Chairman and a member of the Company's Board of Directors on January 1, 2010. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer has served as a trustee of the Investors Real Estate Trust ('IRET') since September 2009; he also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush. Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003), the Theodore Roosevelt-Medora Foundation (September 2004 through December 2007), and the University of North Dakota Foundation (June 2005 to December 2007). Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the Department of Agriculture.

Jon Northrop (68) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (65) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary.  He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (now EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

Jeremy Rowland (48) joined Bion on September 18, 2006 and presently serves as Chief Operating Officer of Services Group and as a Manager of Bion PA1, LLC. Prior to joining Bion, he worked for URS Corporation, a major national engineering/consulting firm, for 16 years where he developed and lead URS's efforts in the renewable energy marketplace. Mr. Rowland has eighteen years’ experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. Mr. Rowland earned his MS in Environmental Science in 1987 and his BS in Forest Ecology in 1985 from Southern Illinois University, School of Agriculture Science.

James W. Morris (61) has served as Bion's Chief Technology Officer since February 2002 and is co-inventor of portions of the Bion’s technology.  Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience.  Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University.  He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

George W. Bloom (57), Bion's Chief Engineering Officer, has been with Bion since December 2000 and served as Chief Operating Officer since January 15, 2002 of our Bion Technologies, Inc. subsidiary until our 2008 functional reorganization.  From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure.  Mr. Bloom is a registered professional engineer with over twenty years of environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities.  Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

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

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation	Total

Mark A. Smith (3) Executive Chairman, President, General Counsel, Chief Financial Officer and Director	2011 2010	$222,000 $171,000	$40,000 $35,000	$232,000 $ -	$401,530 $ 46,750	$ - $ -	$ - $ -	$ - $ -	$895,530 $252,750

Brightcap/ Dominic Bassani (4) Chief Executive Officer	2011 2010	$312,000 $309,000	$ - $60,000	$116,000 $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$428,000 $369,000

Edward Schafer (5) Executive Vice Chairman and Director	2011 2010	$125,000 $ -	$ - $ -	$ - $ -	$560,663 $ -	$ - $ -	$ - $ -	$ - $ -	$685,663 $ -

George W. Bloom (6) Chief Operating Officer Bion Technologies	2011 2010	$150,000 $150,000	$ - $ -	$ 61,367 $ 16,833	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$211,367 $166,833

James W. Morris Chief Technology Officer Bion Technologies	2011 2010	$150,000 $150,000	$ - $ -	$ 62,208 $ 21,042	$546,245 $ -	$ - $ -	$ - $ -	$ - $ -	$758,453 $171,042

Jeremy Rowland Chief Operating Officer of Services Group	2011 2010	$150,000 $150,000	$ - $ -	$46,867 $16,833	$116,886 $118,345	$ - $ -	$ - $ -	$ - $ -	$313,753 $285,178

William O’Neill (7) Chief Executive Officer and Director	2011 2010	$112,500 $ -	$ - $ -	$ - $ -	$803,544 $ -	$ - $ -	$ - $ -	$ - $ -	$916,044 $ -

___________________

(1)

Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)

Effective July 27, 2010, Mr. Smith has agreed to provide services to Bion and subsidiaries through December 31, 2011, at an annual salary of $228,000 commencing September 1, 2010.  Mr. Smith's previous agreement dated September 30, 2009 increased his monthly salary from $12,500 commencing January 1, 2010.  During July 2011 the Company and Mr. Smith agreed to an extension of his services.

(4)

On September 30, 2009 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through September 30, 2012.  Effective May 13, 2011, the Company appointed Mr. Bassani Chief Executive Officer due to the resignation of William O'Neill.  In July 2011, the Company and Brightcap agreed to an extension of Mr. Bassani's services.

(5)

Effective January 1, 2011 the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Initially Mr. Schafer will be paid at an annual rate of $250,000, which will consist of $150,000 in cash and $100,000 in common shares of the Company.

(6)

Stock awards and options were issued subject to execution of a new employment agreement which as of June 30, 2011, has not been finalized.

(7)

Effective January 1, 2011 the Company entered into an employment agreement with William O'Neill pursuant to which Mr. O'Neill was to act as the Chief Operating Officer and director of the Company for a period of four years at an annual salary of $300,000.  The agreement also granted Mr. O'Neill 750,000 options to purchase shares of the Company's stock at $3.10 per share, vesting over the course of his employment, which expire on January 15, 2018.  Effective May 13, 2011, Mr. O'Neill tendered his resignation and his employment agreement was terminated.  The Company also canceled 679,688 of Mr. O'Neill's options.

Employment Agreements

Effective March 31, 2007 Mark A. Smith, our President, agreed to serve as President, General Counsel and as a Director of the Company and its subsidiaries until December 31, 2007 for compensation at an annual rate of $150,000. The amount deferred through June 30, 2007 under this arrangement is $37,500 which sum has been accrued on a non-convertible and non-interest bearing basis.  Amounts accrued prior to April 1, 2006 in the amount of $401,954 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share.  The note is mandatorily convertible on July 1, 2009.  On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes ("Series A Notes") in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006. As of May 31, 2008, the Company entered into an extension agreement with Mr. Smith  through December 31, 2009 (part of which period may consist of consulting) which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company. On January 11, 2009, the Company and Mr. Smith entered into an agreement pursuant to which Mr. Smith will continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries. Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share.  In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 of $66,076 into 88,102 shares of the Company's common stock at $.75 per share. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith agreed to continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith was paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019.  Effective on July 27, 2010, the Company executed another extension agreement with Mr. Smith pursuant to which he agreed to extend his service to the Company through a date no later than December 31, 2011 at a salary of $19,000 per month. In connection therewith the Company granted MAS a cash bonus of $20,000 payable on January 1, 2011, and a bonus of $20,000 payable in the form of 200,000 warrants exercisable to purchase the Company's restricted stock at a price of $2.00 per share until January 15, 2019. Effective during July 2011, the Company entered into an extension agreement pursuant to which Mr. Smith will continue to hold his current positions in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith will be paid a monthly salary of $20,000.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common shares in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and expire on December 31, 2019.

Dominic Bassani, full-time consultant to the Company and Director-Special Projects and Strategic Planning of Projects Group, agreed, through Brightcap, to serve as a consultant to Bion and Projects Group until March 31, 2009 for compensation of $300,000 per year.  Amounts accrued prior to September 30, 2005 in the amount of $549,704 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share.  The note was mandatorily convertible on July 1, 2009.  On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006. The amount deferred through June 30, 2007 under this arrangement was $75,000 which sum is accrued on a non-convertible and non-interest bearing basis.  During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement.  The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. As of June 30, 2008 the Company owed Brightcap deferred compensation of $25,000. On January 11, 2009, the Company entered in an agreement which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement to September 30,

2009.  In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018.  Pursuant to the agreement the Company no longer defers compensation earned by Brightcap and since July 2009, Brightcap has been paid in cash. The agreement granted Brightcap the right, at its sole election, to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009.  The Brightcap Agreement also extended the maturity date of Mr. Bassani's then outstanding $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. Brightcap's $150,000 deferred compensation for the period from January 1, 2009 through June 30, 2010 is now due on July 1, 2010 and Brightcap has the right to convert this obligation, in whole or in part, to the Company's common stock at $1.50 per share until June 30, 2010. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010. Effective June 30, 2010 Dominic Bassani, Director-Strategic Planning and Special Projects of our Bion Integrated Projects Group, Inc. subsidiary and full-time consultant to the Company, extended the maturity date of the $150,000 convertible obligation due to him to July 1, 2011. In connection with the extension, Mr. Bassani received a $15,000 bonus which was added to the principal of the obligation and the obligation was made interest bearing at a 10% annual simple interest rate. The obligation continues to be convertible into the Company's restricted common stock at a price of $1.50 per share.  Due to the resignation of the Company’s prior Chief Executive Officer, the Board ratified the appointment of Mr. Bassani as the Company's CEO effective May 13, 2011.  Effective on July 15, 2011, Mr. Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month, to be re-evaluated in January 2012.  In addition Mr. Bassani’s convertible deferred compensation has been extended to January 15, 2013 and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share and expire on December 31, 2019.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Mr. Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Mr. Schafer was also granted 200,000 options to purchase shares of the Company’s common stock, effective January 1, 2011, exercisable at $3.00 per option until January 15, 2018.

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

Effective June 30, 2009, Mr. Craig Scott, the Company's VP-Capital Markets and Shareholder Relations, agreed to extend the term of his agreement with the Company pursuant to which Mr. Scott acts as Vice President of Capital Markets and Shareholder Relations through December 31, 2010, at an annual salary of $144,000.  The Company has granted Mr. Scott options (with vesting conditions) to purchase 100,000 shares of the Company's common stock at a price of $1.25 per share through June 30, 2014. The Company has the right terminate the agreement with 30 days’ notice commencing December 2009 with no further liability.

Other Agreements

In May 2005, Bion declared Contingent Stock Bonuses of 690,000 shares, in aggregate, to its key employees and consultants.  On January 1, 2011 the Company granted Mark A. Smith a Contingent Stock Bonus of 50,000 shares. On September 1, 2011 Contingent Stock Bonuses of 377,500 and 115,000 shares remained outstanding and are contingent upon the Company's stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

Effective July 1, 2009, the Company has made grants of stock bonuses aggregating 150,000 shares, which grants are split among all of the Company's core employees and consultants (including a severance grant to a former consultant) other than Mr. Bassani and Mark A. Smith, the Company's President, pursuant to the Company's 2006 Consolidated Incentive Plan, as amended.  Some of these stock bonuses have various conditions regarding vesting that have not yet been met.

Effective January 1, 2011, the Company has made grants of stock bonuses aggregating 185,000 shares, which grants are split among all of the Company's core employees and consultants pursuant to the Company's 2006 Consolidated Incentive Plan, as amended.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exercisable	Number of Securities Underlying Unexercised Option(#) Unexercisable	Equity In- centive Plan: Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Mark A. Smith	20,000	-	-	$2.00	2014	-	-	-	-
Mark A. Smith	10,000	-	-	$2.50	2015	-	-	-	-
Mark A. Smith	12,500	-	-	$4.25	2014	-	-	-	-
Mark A. Smith	50,000	-	-	$5.00	2014	-	-	-	-
Mark A. Smith	12,500	-	-	$5.50	2014	-	-	-	-
Mark A. Smith	100,000	-	-	$4.25	2014	-	-	-	-
Mark A. Smith	125,000	-	-	$2.20	2014	-	-	-	-
Mark A. Smith	70,000	-	-	$2.50	2014	-	-	-	-
Mark A. Smith	25,000	-	-	$1.00	2014	-	-	-	-
Mark A. Smith	25,000	-	-	$1.25	2014	-	-	-	-
Mark A. Smith	25,000	-	-	$2.25	2015	-	-	-	-
Mark A. Smith	25,000	-	-	$2.50	2015

Brightcap/ Dominic Bassani	-	-	-	-	-	-	-	250,000	612,500

Edward Schafer	300,000	-	-	$2.25	2018	-	-	-	-
Edward Schafer	200,000	-	-	$3.00	2018	-	-	-	-

George W. Bloom	100,000	-	-	$2.50	2015	-	-	75,000	183,750
George W. Bloom(1)	100,000	-	-	$3.00	2014	-	-	-	-

James W. Morris	20,000	-	-	$2.00	2015	-	-	75,000	183,750
James W. Morris	100,000	-	-	$2.50	2015	-	-	-	-
James W. Morris	80,000	-	-	$3.00	2015	-	-	-	-
James W. Morris(2)	75,000	25,000	-	$3.00	2014	-	-	-	-
James W. Morris(2)	50,000	200,000	-	$3.00	2018	-	-	-	-

Jeremy Rowland	150,000	-	-	$3.00	2014	-	-	-	-
Jeremy Rowland(3)	43,750	6,250	-	$3.00	2014	-	-	-	-

William O’Neill	70,312	-	-	$3.10	2018	-	-	-	-

__________________

(1)

Options have been approved subject to the execution of a new employment agreement which as of June 30, 2011 has not been finalized.

(2)

Common share purchase options to acquire 100,000 shares of common stock at $3.00 per share were granted on May 31, 2008.  These options vest over a four year period (1/8 each six months) from the grant date anniversary.  Common share purchase options to acquire 250,000 shares of common stock at $3.00 per share were granted on February 1, 2011.  These options vest over a four year period (1/5 each year) beginning from the grant date anniversary.

(3)

Common share purchase options to acquire 50,000 shares of common stock at $3.00 per share were granted on May 31, 2008.  These options vest over a four year period (1/8 each six months) from the grant date anniversary.

(4)

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

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)

Jon Northrop(2)	-	29,000	83,313	-	-	-	112,313

____________________

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(2)

Includes 25,000 shares that Mr. Jon Northrop is entitled to purchase through stock options granted on August 31, 2010, all of which are exercisable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At September 12, 2011, the Company had issued 13,888,601 shares of its common stock, of which 13,184,292 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 12, 2011 by:

•

each person that is known by us to beneficially own more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers and significant employees; and

•

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 12, 2011.  Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 13,888,601, shares outstanding as of September 12, 2011.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	5.1%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	5,894,626	33.7%	35.1%

Chris-Dan, LLC (3) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	1,055,692	7.6%	8.0%

Bright Capital, Ltd. (4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	737,224	5.1%	5.4%

Anthony Orphanos(5) c/o Carret Asset Management 40 West 57th Street New York, NY 11746	1,421,533	10.2%	10.7%

Danielle Christine Bassani(6) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	614,000	4.2%	4.5%

Mark A. Smith(7)	2,002,654	13.5%	14.2%

Edward T. Schafer(8)	529,688	3.7%	3.9%

Jon Northrop(9)	364,809	2.6%	2.7%

Jeremy Rowland(10)	235,000	1.7%	1.8%

James Morris(11)	590,000	4.1%	4.3%

George Bloom(12)	322,112	2.3%	2.4%

All executive officers, directors and significant employees as a group (7 persons)	9,938,889	49.2%	51.0%

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

(2)

Includes 45,624 shares, 725,000 shares underlying options and 2,200,000 shares underlying warrants held directly by Mr. Bassani; 233,324 shares and 500,000 shares underlying warrants held by Bright Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner ; 1,055,692 shares held by Chris-Dan, LLC of which Mr. Bassani is owner; 60,000 shares and 30,000 shares underlying warrants owned jointly with Mr. Bassani’s wife;  9,036 shares and 25,000 shares underlying warrants held by Mr. Bassani's wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife.  Also includes 123,017 shares issuable to Mr. Bassani related to convertible deferred compensation and

 48,000 shares owned by Mr. Bassani's daughter, Danielle Bassani.  Mr. Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation.  Does not include 300,000 shares, in aggregate, which the Company has committed to issue to Mr. Bassani during 2014-2016.  Mr. Bassani disclaims ownership of 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Represents 1,055,692 shares held directly by Chris-Dan, LLC, which is owned by Dominic Bassani.

(4)

Represents 237,224 shares held directly by Bright Capital, Ltd. and 500,000 shares underlying warrants held by Bright Capital, Ltd.

(5)

Includes 493,563 shares held directly by Mr. Orphanos plus 102,000 and 10,000 shares, respectively, underlying warrants and options held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and 685,707 shares held in IRA accounts.  Not included are 566,000 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee and 2,027,131 common shares owned by certain clients of Mr. Orphanos, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife ; b) 5,624  shares held by Mr. Bassani personally; and c) 48,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(6)

Represents 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees and 48,000 shares owned by Danielle Bassani, beneficiary of the trust.

(7)

Includes 827,383 shares held directly by Mark A. Smith; 700,000 shares underlying options held directly by Mr. Smith; 266,500 shares underlying warrants held directly by Mr. Smith; 20,834 shares held jointly with his wife; 70,256 shares held by his wife; and 117,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith. Does not include 50,000 shares of contingent stock bonuses and 90,000 shares, in aggregate, that the Company has committed to issue to Mr. Smith during 2013-2014.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.  Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(8)

Includes 29,688 shares held directly by Mr. Schafer and options to purchase 500,000 shares (some of which options are subject to vesting conditions not yet met).

(9)

Includes 118,466 shares held directly by Jon Northrop; 16,464 shares owned by Jon Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; options to purchase 195,000 shares held by Jon Northrop; and 20,730 shares owned by a family trust, 3,513 shares held by the Harley Northrop Family Foundation and 1,371 shares owned by the Harley Northrop Charitable Remainder UniTrust.  Does not include shares owned by the adult children of Jon Northrop.

(10)

Mr. Rowland holds 35,000 shares and options to purchase 200,000 shares.

(11)

Mr. Morris holds 40,000 shares and options to purchase 550,000 shares (some of which options are subject to vesting conditions not yet met).  Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(12)

Mr. Bloom holds 22,112 shares (20,000 subject to vesting conditions not yet met) and options to purchase 300,000 shares (some of which options are subject to vesting conditions not yet met). Mr. Bloom has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2011 and June 30, 2010 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $59,000 and $61,400, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2010 and June 30, 2011.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2011 and June 30, 2010 were $9,100 and $24,300, respectively.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

Exhibit

Number

Description and Location

  3.1

Articles of Incorporation. (1)

  3.2

Bylaws. (1)

10.1

Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation    regarding issuance of stock in exchange for cash and claims regarding Aprilia. (1)

10.2

Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement. (1)

10.3

Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation. (1)

10.4

Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC. (1)

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

10.66

Articles of Amendment including Statement of Designation and Determination of Preferences of Series C Convertible Preferred Stock. (17)

10.67

Extension Agreement with Mark A. Smith. (18)

10.68

Agreement with Edward Schafer. (18)

10.69

Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010. (19)

10.70

Short Form Agreement. (20)

10.71

Resume of William O’Neill. (20)

10.72

Loan & Security Agreement with Milestone Bank. (21)

10.73

O'Neill Employment Agreement (dated December 22, 2010). (22)

10.74

Schafer Employment Agreement (dated December 21, 2010). (22)

10.75

Biography of Edward T. Schafer. (22)

10.76

James Morris Employment Agreement. (23)

10.77

John R. Grabowski Employment Agreement. (23)

10.78

Kreider Farms Clarification Agreement. (23)

10.79

Resignation of William O’Neill (effective May 13, 2011). (24)

10.80

PADEP Certification of Kreider Poultry Credits. (25)

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

(16)

Filed with Form 8-K on December 15, 2009.

(17)

Filed with December 31, 2009 Form 10-Q on February 9, 2010.

(18)

Filed with Form 8-K on August 18, 2010.

(19)

Filed with Form 8-K on November 3, 2010.

(20)

Filed with Form 8-K on November 22, 2010.

(21)

Filed with Form 8-K on December 6, 2010.

(22)

Filed with Form 8-K on December 28, 2010.

(23)

Filed with Form 8-K on March 16, 2011.

(24)

Filed with Form 8-K on May 13, 2011.

(25)

Filed with Form 8-K on June 1, 2011.

(b)  Financial Statement Schedules

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2011 AND 2010

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm

F-2

Balance sheets

F-3

Statements of operations

F-4

Statements of changes in equity (deficit)

F-5

Statements of cash flows

F-6

Notes to consolidated financial statements

F-7 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended June 30, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and cash flows for each of the two years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GHP HORWATH, P.C.

Denver, Colorado

September 20, 2011

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES
CONSOLDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010

ASSETS:

Current assets:
Cash	$1,394,388	$1,026,084
Prepaid insurance and expenses	44,476	9,228
Subscriptions receivable (Note 5)	200,000	-
Deposits and other receivables	11,956	11,956
Other receivable - affiliate	-	8,797

Total current assets	1,650,820	1,056,065

Restricted cash (Notes 8 and 11)	82,315	57,315
Property and equipment, net (Note 4)	7,291,899	889,251

Total assets	$9,025,034	$2,002,631

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,482,454	$675,024
Deferred compensation (Note 6)	81,204	-

Total current liabilities	1,563,658	675,024

Loan payable (Note 7)	6,411,568	-
Other liabilities (Note 5)	743,915	-
Deferred compensation (Note 6)	181,500	165,000
Deferred rent (Note 11)	45,054	69,892

Total liabilities	8,945,695	909,916

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 28,170 shares issued and outstanding; liquidation preference of $2,887,425	2,521,215	2,521,215

Deficit (Note 9):
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; 32,150 and 18,000 shares issued and outstanding, respectively; liquidation preference of $3,295,375 and $1,839,592, respectively	2,877,425	1,605,592
Common stock, no par value, 100,000,000 shares authorized, 13,730,291 and 12,754,830 shares issued, respectively; 13,025,982 and 12,050,521 shares outstanding, respectively	-	-
Additional paid-in capital	80,197,027	75,484,099
Accumulated deficit	(85,617,251)	(78,624,862)

Total Bion’s stockholders’ deficit	(2,542,799)	(1,535,171)

Noncontrolling interest (Note 3)	100,923	106,671

Total deficit	(2,441,876)	(1,428,500)

Total liabilities and deficit	$9,025,034	$2,002,631

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based compensation (Note 9))	6,337,947	2,777,871

Research and development (including stock-based compensation (Note 9))	636,620	194,381

Total operating expenses	6,974,567	2,972,252

Loss from operations	(6,974,567)	(2,972,252)

Other expense (income):
Interest expense	28,833	1,515
Interest income	(5,263)	(12,931)
Extinguishment of liabilities (Note 6)	-	15,000

	23,570	3,584

Net loss	(6,998,137)	(2,975,836)

Net loss attributable to the noncontrolling interest	5,748	5,119

Net loss attributable to Bion	(6,992,389)	(2,970,717)

Dividends on preferred stock	(556,375)	(334,605)

Net loss applicable to Bion's common stockholders	$(7,548,764)	$(3,305,322)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.61)	$(0.28)

Weighted-average number of common shares outstanding:
Basic and diluted	12,366,062	11,833,673

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2011 AND 2010

	Bion’s Shareholders’
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Noncontrolling Interest	Total equity/(deficit)

Balances, June 30, 2009	-	$ -	12,126,448	$ -	$74,529,507	$(75,654,145)	$111,790	$(1,012,848)

Vesting and remeasurement of options for services	-	-	-	-	405,257	-	-	405,257

Issuance of common stock for services and project construction services	-	-	306,990	-	511,527	-	-	511,527

Issuance of warrants for services	-	-	-	-	104,250	-	-	104,250

Sale of common stock	-	-	8,769	-	13,153	-	-	13,153

Sale of Series C preferred stock, net	18,000	1,566,000	-	-	-	-	-	1,566,000

Dividend on Series B preferred stock	-	-	-	-	(275,067)	-	-	(275,067)

Dividend on Series C preferred stock	-	39,592	-	-	(59,538)	-	-	(19,946)

Conversion of debt to equity	-	-	315,449	-	255,010	-	-	255,010

Cancellation of previously issued common shares	-	-	(2,826)	-	-	-	-	-

Net loss	-	-	-	-	-	(2,970,717)	(5,119)	(2,975,836)

Balances, June 30, 2010	18,000	1,605,592	12,754,830	-	75,484,099	(78,624,862)	106,671	(1,428,500)

Vesting of options for services	-	-	-	-	3,253,532	-	-	3,253,532

Issuance of common stock for services and project construction services	-	-	337,715	-	1,081,172	-	-	1,081,172

Sale of common stock	-	-	311,746	-	813,200	-	-	813,200

Sale of units	-	-	306,000	-	27,649	-	-	27,649

Issuance of warrants for services	-	-	-	-	53,750	-	-	53,750

Sale of Series C preferred stock, net	14,150	1,231,050	-	-	-	-	-	1,231,050

Exercise of warrants for common stock	-	-	20,000	-	40,000	-	-	40,000

Dividend on Series B preferred stock	-	-	-	-	(281,700)	-	-	(281,700)

Dividend on Series C preferred stock	-	40,783	-	-	(274,675)	-	-	(233,892)

Net loss	-	-	-	-	-	(6,992,389)	(5,748)	(6,998,137)

Balances, June 30, 2011	32,150	$2,877,425	13,730,291	$ -	$80,197,027	$(85,617,251)	$ 100,923	$(2,441,876)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2011 AND 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,998,137)	$(2,975,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,804	16,886
Accrued interest on deferred compensation and other	23,064	16,515
Stock-based compensation	4,367,907	981,803
(Increase) decrease in prepaid insurance and expenses	(35,248)	2,989
Increase (decrease) in accounts payable and accrued expenses	814,511	(122,766)
Increase in deferred compensation	90,000	-
Decrease in deferred rent	(24,838)	(3,340)

Net cash used in operating activities	(1,745,937)	(2,083,749)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in restricted cash	(25,000)	28,658
Purchase of property and equipment	(6,405,985)	(389,677)
Net cash used in investing activities	(6,430,985)	(361,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	853,200	13,153
Proceeds from the sale of units	565,000	-
Proceeds from sale of Series B preferred stock	-	595,950
Proceeds from sale of Series C preferred stock	1,231,050	1,566,000
Proceeds from loan payable	6,411,568	-
Proceeds from line of credit	1,136,425	-
Repayment of line of credit	(1,136,425)	-
Repayment of loans payable - affiliates	-	(162,500)
Payment of Series B preferred dividends	(281,700)	(217,518)
Payment of Series C preferred dividends	(233,892)	(19,946)

Net cash provided by financing activities	8,545,226	1,775,139

Net increase (decrease) in cash	368,304	(669,629)

Cash at beginning of period	1,026,084	1,695,713

Cash at end of period	$1,394,388	$1,026,084

Supplemental disclosure of cash flow information:
Cash paid for interest, including $48,014 of capitalized interest	$51,232	$-
Cash paid for income taxes	-	-

Non-cash investing and financing transactions:
Exchange/conversion of debt to common stock	$-	$255,010
Issuance of common stock in exchange for project construction Services	13,467	39,231
Issuance of common stock in exchange for services	7,080	-
Series B preferred stock dividends	-	57,546
Series C preferred stock dividends	40,783	-
Subscriptions receivable	200,000	-

See notes to consolidated financial statements.

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

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period we elected not to pursue near- term revenue opportunities such as retrofitting existing CAFO's with our waste management solutions, because we believed such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete: 1) re-development of our technology for environmentally sound treatment of CAFO waste streams and 2) development of our integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.

Bion is now actively pursuing business opportunities in two broad areas 1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) and 2) development of "closed loop" Integrated Projects. Bion is pursuing these opportunities within the United States and internationally.

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. Bion is presently involved in the very early development stage of Integrated Projects in New York and Pennsylvania and is involved in pre-development evaluations regarding opportunities for Integrated Projects in Nebraska and elsewhere in the Midwest and the North Central United States (dairy and/or beef). Discussions, still in very preliminary stages, have recently commenced regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects will be owned and operated by Bion through subsidiaries, in which Kreider will have the option to purchase a noncontrolling interest. To complete these projects substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be expended for construction. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated by the Kreider systems.

During January 2009, the Board of Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a loan up to $7.8 million (“Pennvest Loan”) to PA-1 for development and construction of the Phase 1 System at Kreider.  After substantial unanticipated delays over the previous year, on August 12, 2010 the Company received its permit for construction of the Phase I Kreider System.  Initial construction-related activities, including bidding and ordering of equipment, commenced in October 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and PA-1 received the initial drawdown/reimbursement from Pennvest pursuant to the Pennvest Loan on January 6, 2011 (Note 7).  Construction of the Phase 1 Kreider System has been completed and a period of system ‘operation shakedown’ commenced in May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by early fall 2011.  The Pennsylvania Department of Environmental Protection recently re-certified the nutrient credits for this project.  Work continues related to the details of the second phase of the Kreider project.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses (including significant non-cash expenses) of approximately $6,998,000 and $2,976,000 during the years ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Company has a working capital surplus and a stockholders’ deficit of approximately $87,000 and $2,543,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

During the year ended June 30, 2010, the Company sold 18,000 shares of the Company’s Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,566,000, after commissions.  During the year ended June 30, 2011, the Company sold an additional 14,150 shares of the Company’s Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,231,050, and the Company sold 311,746 shares of its common stock for net proceeds of $813,200.  Also during the year ended June 30, 2011, the Company sold 306,000 units at $2.50 per unit, and received proceeds of $765,000. Each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016.  Subsequent to June 30, 2011, the Company has sold an additional 110,000 units for proceeds of $275,000 as of September 20, 2011.

The Company continues to explore sources of additional financing to satisfy its current operating requirements. While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to finish construction and operate the Kreider Farm facilities. The Company anticipates that it will seek to raise from $5,000,000 to $50,000,000 or more (debt and equity) during the next twelve months.  There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation) (“Projects Group”), Bion Technologies, Inc., BionSoil, Inc., Bion Services ,  PA-1, and Bion PA 2 LLC; and its majority-owned subsidiary, Centerpoint Corporation (“Centerpoint”) (Note 3).   All significant intercompany accounts and transactions have been eliminated in consolidation.

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to ten years.  The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Systems and Integrated Projects.  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management believes that no impairment exists at June 30, 2011.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2006. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2011, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2011 and 2010.

Cash:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the years ended June 30, 2011 and 2010, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2011	June 30, 2010

Warrants	5,815,616	5,347,616
Options	3,636,145	2,270,833
Convertible debt	121,000	110,000
Convertible preferred stock	2,267,557	1,903,611

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2011 and 2010:

	Year ended June 30, 2011	Year ended June 30, 2010

Shares issued – beginning of period	12,754,830	12,126,448
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)
Shares outstanding – beginning of period	12,050,521	11,422,139
Weighted average shares issued during the period	315,541	411,534
Basic weighted average shares – end of period	12,366,062	11,833,673

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

Level 1 – quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 – assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

As of June 30, 2011, the Company had the following financial assets and liabilities which are measured at fair value:

	Level 1	Level 2	Level 3

Other liabilities (Note 5)	-	$743,915	-

The fair value of cash, subscriptions receivable and accounts payable approximates their carrying amounts due to their short-term maturities.  The fair value of the loan payable approximates its carrying value as it bears interest at rates commensurate with market rates.  The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.

Derivative Financial Instruments:

Pursuant to Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” (“Topic 815”), the Company reviews all financial instruments for the existence of features which may require  fair value accounting and a related mark-to-market adjustment at each reporting period end.  Once determined, the Company assesses these instruments as derivative liabilities.  The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Warrants:

The Company has issued warrants to purchase common shares of the Company.  Warrants are valued using a fair value based method, whereby the fair value of the warrant is determined at the warrant issue date using a market-based option valuation model based on factors including an evaluation of the Company’s value as of the date of the issuance, consideration of the Company’s limited liquid resources and business prospects, the market price of the Company’s stock in its mostly inactive public market and the historical valuations and purchases of the Company’s warrants.  When warrants are issued in combination with debt or equity securities, the warrants are valued and accounted for based on the relative fair value of the warrants in relation to the total value assigned to the debt or equity securities and warrants combined.

Stock-based compensation:

The Company recognizes the cost of employee services received in exchange for an award of equity instruments in the financial statements and the cost is measured based on the grant date fair value of the award.  The stock option compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period).  The Company utilizes the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

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

Use of estimates:

In preparing the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentrations of credit risk:

The Company's financial instruments that are exposed to concentrations of credit risk consist of cash.   The Company's cash is in demand deposit accounts placed with federally insured financial institutions and selected brokerage accounts. Such deposit accounts at times may exceed federally insured limits.  The Company has not experienced any losses on such accounts.

Revenue recognition:

While the Company has not reported any revenues for the years ended June 30, 2011 and 2010, the Company anticipates that future revenues will be generated from the sale of nutrient reduction credits, product sales and technology license fees.  The Company expects to recognize revenue from nutrient reduction credits and product sales when there is persuasive evidence that an arrangement exits, when title has passed, the price is fixed or determinable, and collection is reasonably assured.  The Company expects that technology license fees will be generated from the licensing of Bion’s integrated system.  The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship.  In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement.  Annual waste treatment fees will be recognized upon receipt.  Revenues, if any, from the Company’s interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

Noncontrolling interests:

In accordance with ASC 810, “Consolidation”, beginning July 1, 2009, the Company separately classifies noncontrolling interests within the equity section of the consolidated balance sheets and separately reports the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations.   In addition the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

Recent Accounting Pronouncements:

The Company has evaluated all current accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

For the years ended June 30, 2011 and 2010, the Company owns a 58.9% interest in Centerpoint.

During the years ended June 30, 2011 and 2010, Centerpoint had losses of approximately $14,000 and $12,500, respectively.  The noncontrolling interest as of June 30, 2011 was $100,923.

4.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2011	June 30, 2010

Project construction in progress	$7,264,243	$845,992
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	32,783	37,139
	7,357,294	943,399
Less accumulated depreciation	(65,395)	(54,148)
	$7,291,899	$889,251

Depreciation expense was $16,804 and $16,886 for the years ended June 30, 2011 and 2010, respectively.

5.

OTHER LIABILITIES:

During May and June 2011, the Company entered into subscription agreements to sell Units of its securities for $2.50 per Unit, with each Unit consisting of one share (the “Share”) of the Company’s restricted common stock and one warrant (the “Warrant”) to purchase one half of a Share for $3.00 per Share until December 31, 2016 (collectively the Share and the Warrant are the “Units”).     As of June 30, 2011, the Company has issued 306,000 Units for total proceeds of $765,000, comprised of $565,000 in cash and $200,000 in subscriptions receivable, which were collected in July 2011.

The Unit holders, at their election, have the option to participate in the purchase of the Company’s securities at the price of the Company’s next private offering, by amending their subscription agreement to apply the purchase price to such purchase.  In the event of such election, the Shares issued in the Units will be cancelled, but the Unit holder will keep the Warrants purchased in the Units.

The Company determined that the issuance of Units created a liability due to the option provision.  The Company allocated the value of the Shares and the Warrants based upon their relative fair value of the total value of the issuances using the share price of the Shares on the day each of the subscription agreements were entered into and the fair value of the Warrants, which was determined to be $0.20 per Warrant.  As a result, $27,649 was allocated to the Warrants, which was recorded as additional paid-in capital and $743,915 was allocated to the liability as of June 30, 2011.  The liability will become equity once the option to participate in the Company’s next private offering is exercised or expires due to non-exercise.

Subsequent to June 30, 2011, 110,000 additional Units were sold for proceeds of $275,000.  Each subsequent sale of Units will create additional liability for the Company.

6.

DEFERRED COMPENSATION:

As of June 30, 2011, the Company owed Brightcap Capital Ltd. (“Brightcap”), for services provided by Dominic Bassani, the Company’s Chief Executive Officer (“CEO”), deferred compensation of $202,000.  Of the $202,000, $150,000 of the deferred compensation was earned by Brightcap from January 1, 2009 through June 30, 2009 (“2009 Deferred Compensation”) and $52,000 was earned by Brightcap from May 1, 2011 through June 30, 2011 (“2011 Deferred Compensation”).  The Company entered into an agreement with Brightcap in June 2009, whereby the 2009 Deferred

Compensation earned by Brightcap totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company’s restricted common stock, at Brightcap’s option, at a price of $1.50 per share, the fair value of the shares at the date of the agreement.  As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.  During June 2010, the Company entered into an extension agreement with Brightcap pursuant to which the maturity date and the conversion date of the 2009 Deferred Compensation were extended to July 1, 2011.  As consideration for the extension, an additional $15,000 principal was added to the obligation and the 2009 Deferred Compensation accrues interest commencing July 1, 2010 at 10% per annum.  During June 2011, the Company and Brightcap agreed to extend the maturity date and the conversion date of the 2009 Deferred Compensation until July 1, 2012. As of June 30, 2011, the 2009 Deferred Compensation and accrued interest total $181,500.  Interest expense for the year ended June 30, 2011 was $16,500.  The 2011 Deferred Compensation owed Brightcap of $52,000 is non-interest bearing.    The Company also owes Mark A. Smith, the Company’s President deferred compensation of $29,204 as of June 30, 2011.

Brightcap and Mr. Smith have the right, solely at their election to utilize their deferred compensation earned from May 1, 2011 forward, to purchase Units at a price of $2.50 per Unit. See Notes 5 and 14.

7.

LOAN PAYABLE:

As of June 30, 2011, PA-1, the Company’s wholly-owned subsidiary, owes $6,411,568 under the terms of the Pennvest Loan related to the construction of the Phase 1 System at Kreider Farms.  The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest’s disbursements take the form of reimbursements of qualified sums expended by PA-1.  In connection with the Pennvest Loan, the Company has provided a ‘technology guaranty’ regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System’s nutrient reduction performance has been demonstrated.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of June 30, 2011, PA-1 has submitted five requests for drawdowns/reimbursements from Pennvest totaling $6,749,019 of which Pennvest has held $337,451 as retainage pending completion of the project and has loaned PA-1 $6,411,568.   PA-1 has been using the proceeds from the Pennvest Loan to reduce its current obligations related to the Kreider project.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan is collateralized by a pledge of all revenues generated from the Project including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from the project calculated on a net cash flow basis, as defined.  For the year ended June 30, 2011, the Company has incurred interest expense related to the Pennvest Loan of $58,115, of which $54,172 has been capitalized as a cost of the Phase 1 System.

Subsequent to June 30, 2011, the Company received an additional $884,433 under the terms of the Pennvest Loan.  Bion has substantially completed the construction of the Phase 1 Kreider System, and it is now in shakedown operation phase.

8.

LINE OF CREDIT:

In December 2010, the Company entered into a loan and security agreement with a lender pursuant to which the lender extended a credit facility of up to $1,500,000 in interim financing for the purchase of equipment and payment of construction costs of its Phase 1 System at the Kreider Dairy covered under the Pennvest Loan.  As of June 30, 2011, the amount owed under the line of credit is nil and the Company expects no further activity thereunder.  The credit facility bore interest at the prime rate published in the Wall Street Journal plus 2% and required a $25,000 interest reserve account which was included in restricted cash at June 30, 2011.  The reserve was returned to the Company during August 2011.  The credit facility was collateralized by the Pennvest Loan proceeds and was subject to many standard debt covenants and conditions regarding payment and representation.  If the Company had defaulted on the line of credit and not remedied the default within 10 days of notice from the lender, the principal and interest would have been payable immediately.  The maturity date of the line of credit was January 5, 2012.  For the year ended June 30, 2011 the Company capitalized interest expense of $6,726 related to the line of credit.

9.

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

The Company declared dividends on April 22, 2011 for the Series B Preferred stockholders with a record date of March 31, 2011, totaling $70,425, which were paid on May 17, 2011.

The Company declared dividends on August 29, 2011 for the Series B Preferred stockholders with a record date of June 30, 2011, totaling $70,425, which were paid on September 1, 2011.

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

During the year ended June 30, 2011, the Company issued 14,150 shares of Series C Preferred stock for cash proceeds of $1,415,000 (net proceeds of $1,231,050 after commissions).

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

The Company declared dividends on April 22, 2011 for the Series C Preferred stockholders with a record date of March 31, 2011 totaling $80,375, which were paid on May 17, 2011.

The Company declared dividends on August 29, 2011 for the Series C Preferred stockholders with a record date of June 30, 2011 totaling $80,375, which were paid on September 1, 2011.

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

In July 2009, the Company issued 130,000 common shares of the Company as stock bonuses to certain key employees and a consultant at $1.01 per share, the approximate market value on the date of grant, totaling $131,300.  The stock bonuses are subject to vesting and during the years ended June 30, 2011 and 2010, $3,367 and $75,236, respectively, was recorded as compensation expense and $13,467 and $39,231, respectively, was capitalized as project construction in progress as it directly related to construction services provided by employees and consultants.  As of June 30, 2011, the stock bonuses are fully vested.

During September 2009, the Company issued 8,769 shares of the Company’s restricted common stock at $1.50 per share for cash proceeds of $13,153.

In September 2009, the Company issued 55,530 shares of the Company’s restricted common stock in conversion and satisfaction of the Company’s accrued payable of $41,647 to a company controlled by Mr. Salvatore Zizza, the former Chairman of the Projects Group. The shares were issued pursuant to an agreement whereby Mr. Zizza had the option to convert the payable into common shares of the company at $0.75 per share at any time prior to the obligation being paid by the Company.

In September 2009, the Company issued 24,565 shares of the Company’s restricted common stock in satisfaction of accounts payable of $36,848.  The shares were valued at $1.50 per share which approximated the market value at the time of the issuance.

In October 2009, the Company issued 2,020 shares of the Company’s restricted common stock in satisfaction of accrued interest on convertible loans payable from affiliates totaling $1,515.  The shares were valued at $0.75 per share which approximated the market value at the date of loan payable agreements.

In January 2010, the Company issued 233,334 shares of the Company’s restricted common stock in conversion and satisfaction of deferred compensation owed Brightcap totaling $175,000.  The shares were issued pursuant to an agreement whereby Brightcap had the option to convert the deferred compensation into common shares of the Company at $0.75 per share, the approximate market value of the shares at the time of the agreement (Note 6).

During March 2010, the Company cancelled 2,826 of its previously issued common shares that were deemed undeliverable pursuant to the terms of a 2007 class action litigation settlement.

During the year ended June 30, 2010, the Company issued 176,990 shares of the Company’s restricted common stock at prices ranging from $1.01 to $2.25 per share for consulting services valued at $397,060, in aggregate, to various consultants.

During the year ended June 30, 2011, the Company sold 311,746 of the Company’s common stock for net proceeds of $813,200.

During the year ended June 30, 2011, the Company issued 152,715 shares of the Company’s restricted common stock at prices ranging from $1.50 to $3.19 per share for consulting services valued at $382,839, in aggregate, to various consultants and an employee.

On December 31, 2010, the Company declared stock bonuses to certain key employees and a consultant at $2.90 per share, the approximate market value on the date of the grant totaling $536,500 for services performed through December 31, 2010.  The Company issued 185,000 shares of its common stock and recorded non-cash compensation expense of $536,500 during the year ended June 30, 2011.

On January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Mr. Smith and recognized $145,000 of non-cash compensation expense.  The stock bonus is contingent upon the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

During the year ended June 30, 2011, 20,000 warrants were exercised at $2.00 per share for the purchase of 20,000 shares of the Company’s common stock for proceeds of $40,000.

Warrants:

As of June 30, 2011, the Company had the following common stock warrants outstanding:

	Number of Shares	Exercise Price	Expiration Date
Class SVDB 1-6	800,000	$3.00	December 31, 2018
Class DB-1	600,000	1.00	December 31, 2018
Class DB-1A	1,000,000	0.75	December 31, 2018
Class A 1-3	600,000	2.50	December 31, 2018
Class SVMAS-1	67,500	3.50	December 31, 2018
Class SVMAS-1A	40,000	3.50	December 31, 2018
Class SVMAS 2-3	72,500	2.50	December 31, 2018
Class SVB 1-4	125,000	2.50	December 31, 2018
Class SVC 1-5	125,000	4.25	December 31, 2018
Class SV-SEI 1-2	32,292	1.50	December 31, 2012
Class C,D,E	275,000	2.50	April 30, 2015
Class O	100,000	3.00	December 31, 2018
Class DM	150,000	3.00	December 31, 2011
Class MAS	80,000	2.50	December 31, 2018
Class MAS-1 A-K	300,000	0.75	December 31, 2018
Class TO-1	15,000	0.75	December 31, 2018
Class BW	10,000	2.20	June 15, 2012
Class Z 1-3	53,324	1.25	December 31, 2018
Class NCC-1	25,000	2.00	May 31, 2014
Class DB-2	600,000	2.50	January 15, 2019
Class MAS 4-1	200,000	2.50	January 15, 2019
Class MAS 5-1	200,000	2.00	January 15, 2019
Class NH-1	9,000	2.25	February 17, 2013
Class NHJSG 1-12	90,000	2.25	December 31, 2015
Class NHJAO-1	46,500	2.25	December 31, 2015
Class NHMAS-1	46,500	2.25	December 31, 2015
Class BNET 1-6	153,000	3.00	December 31, 2016
	5,815,616

In September 2009, warrants to purchase 600,000 and 200,000 shares of the Company’s common stock at $2.50 per share were issued pursuant to various extension agreements with Mr. Bassani and Mr. Smith, respectively (Note 13).  The warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019.  The Company recorded non-cash compensation of $80,000 related to the warrant issuances.

In February 2010, warrants to purchase 12,000 shares of the Company’s common stock at $2.25 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.25 per warrant and expire on February 17, 2013.  The Company recorded non-cash compensation of $3,000 related to the warrant issuances.

From April through June 2010, warrants to purchase 45,000 shares of the Company’s common stock at $2.25 per share were issued pursuant to an agreement with two consultants.  The warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015.  The Company recorded non-cash compensation of $11,250 related to the warrant issuances.

In July 2010, warrants to purchase 200,000 shares of the Company’s common stock at $2.00 per share were issued pursuant to an extension agreement with Mr. Smith (Note 13).  These warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019.  The Company recorded non-cash compensation expense of $20,000 related to the warrant issuance.

From July 1, 2010 through March 1, 2011, warrants to purchase 135,000 shares of the Company’s common stock at $2.25 per share were issued pursuant to an agreement with two consultants.  The warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015.  The Company recorded non-cash compensation expense of $33,750 related to the warrant issuances.

During the year ended June 30, 2011, 20,000 warrants were exercised to purchase 40,000 shares of the Company’s common stock.

The weighted-average exercise price for the outstanding warrants is $2.06, and the weighted-average remaining contractual life as of June 30, 2011 is 6.94 years.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up to 8,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In December 2010, the Board of Directors, in an effort to retain key employees and consultants, approved the modification of certain options to certain employees and consultants resulting in the extension of certain expiry dates.  As a result of the modifications, the Company recorded incremental non-cash compensation expense of $891,203 for the year ended June 30, 2011 and approximately $7,000 of additional non-cash compensation will be recognized over a weighted average period of less than 1 year.

In January and March 2011, the Company entered into new employment agreements with two employees which vested stock options previously granted to the employees during May 2008, with issuance and vesting contingent upon the signing of new employment agreements.  The new employment agreements also entitled the employees to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $263,700 being recorded for the year ended June 30, 2011.

The Company recorded compensation expense related to employee stock options of $3,253,532 and $313,426 for the years ended June 30, 2011 and 2010, respectively.  The Company granted 2,045,000 and 275,000 options during the years ended June 30, 2011 and 2010, respectively and 679,688 and nil options were forfeited for the years ended June 30, 2011 and 2010, respectively.  The fair value of the options granted during the years ended June 30, 2011 and 2010 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average June 30, 2011	Range June 30, 2011	Weighted Average June 30, 2010	Range June 30, 2010
Volatility	90%	84%-105%	99%	97.5%-104%
Dividend yield	-	-	-	-
Risk-free interest rate	1.03%	.72%-2.02%	1.41%	1.12%-1.70%
Expected term (years)	3.49	2-5	2.61	2.5-2.88

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2011 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2009	1,995,833	$3.01	4.3	$-
Granted	275,000	1.63
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2010	2,270,833	2.85	3.4	81,250
Granted	2,045,000	2.91
Exercised	-	-
Forfeited	(679,688)	3.10
Expired	-	-
Outstanding at June 30, 2011	3,636,145	$2.83	3.8	$478,375
Exercisable at June 30, 2011	2,948,645	$2.87	3.2	$418,375

The following table presents information relating to nonvested stock options as of June 30, 2011:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2010	87,500	$0.67
Granted	2,045,000	1.93
Vested	(995,000)	(1.79)
Forfeited	(450,000)	(1.99)
Nonvested at June 30, 2011	687,500	$1.74

The total fair value of stock options that vested during the years ended June 30, 2011 and 2010 was $1,780,100 and $428,700, respectively.  As of June 30, 2011, the Company had $811,448 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

The Company has issued options to non-employees to purchase shares of the Company’s common stock in exchange for services.  As of June 30, 2011, non-employee options represented 595,833 of the 3,636,145 options outstanding under the 2006 Plan.  Of the 595,833 non-employee options outstanding, 92,500 were fully vested and contained no service conditions as of June 30, 2011. These non-employee options were valued using the Black-Scholes option-pricing model.  The fully vested options have been fully amortized on the straight-line method and resulted in no expense being recorded for the years ended June 30, 2011 and 2010.

The remaining 503,333 non-employee options outstanding include service conditions and had graded vesting schedules through November 30, 2009.  As of June 30, 2011, all of the 503,333 options that included service conditions are fully vested.  Generally for these agreements, the measurement date of the services occurs when the options vest.  Recognition of compensation cost for reporting periods prior to the measurement date is based on the then current fair value of the options as of each of the interim reporting dates. Any subsequent change in fair value is recorded on the measurement date.   The fair value of these options was determined using the Black-Scholes option-pricing model using the following assumptions at November 30, 2009; a dividend yield of zero, risk-free interest rates of 3.21%, volatility of 158%, and an expected life of 8.5 years.    Non-cash fair value charges of nil and $91,831 were recorded for the years ended June 30, 2011 and 2010, respectively.

Stock-based compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2011 and 2010 are as follows:

	Year ended June 30, 2011	Year ended June 30, 2010
General and administrative:
Fair value remeasurement of options with service conditions	$-	$91,831
Fair value of stock bonuses expensed	684,867	65,024
Change in fair value from modification of option terms	954,703	-
Fair value of stock options expensed	1,830,512	306,801
Total	$3,470,082	$463,656

Research and development:
Fair value of stock bonuses expensed	$-	$10,211
Change in fair value from modification of option terms	200,200	-
Fair value of stock options expensed	268,117	6,625
Total	$468,317	$16,836

10.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2011 and 2010 is as follows:

	2011	2010
Expected income tax benefit at statutory rate	$(2,379,000)	$(1,012,000)
State taxes, net of federal benefit	(214,000)	(91,000)
Permanent differences	6,000	5,000
Expiration of NOLs	1,346,000	273,000
Change in valuation allowance	1,241,000	825,000
Income tax benefit	$-	$-

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $41,807,000 as of June 30, 2011.  These NOLs expire on various dates through 2031.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2011 and 2010, are estimated as follows:

:

	2011	2010
NOLs - noncurrent	$15,886,000	$15,871,000
Stock-based compensation - current	1,619,000	364,000
Deferred compensation - noncurrent	153,000	182,000
	17,658,000	16,417,000
Valuation allowance	(17,658,000)	(16,417,000)
Net deferred tax assets	$-	$-

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

11.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of June 30, 2011, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company.  The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings.  Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.  The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242.  The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $45,054 as of June 30, 2011.   Rent expense net of contractual and month-to-month sub-lease rental income, was nil and $19,815 for the years ended June 30, 2011 and 2010, respectively.

At June 30, 2011, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

Fiscal year:	Operating lease payments	Sublease rentals	Net operating lease payments
2012	212,775	212,775	-
2013	225,756	225,756	-
2014	97,219	97,219	-
Thereafter	-	-	-
Total	$535,750	$535,750	$ -

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

12.

401(k) PLAN:

Effective December 1, 2001, the Company adopted the Bion Technologies, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), a defined contribution retirement plan for the benefit of its employees.  The 401(k) Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions.  The 401(k) is open to all employees over 21 years of age and no service requirement is necessary.

13.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

On January 11, 2009, the Company and Mr. Smith entered into the Smith Agreement whereby Mr. Smith agreed to continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries at an annual salary of $150,000.  Pursuant to the Smith Agreement, Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company’s common stock at $0.75 per share until December 31, 2018, and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share.  In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 into shares of the Company’s common stock.  On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2010.  Commencing January 1, 2010, Mr. Smith is paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010.  In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company’s common stock at a price of $2.50 per share until January 15, 2019.  Effective July 27, 2010 the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2011.  Commencing September 1, 2010, Mr. Smith is paid a monthly salary of $19,000 in addition to a cash bonus of $20,000 that was paid in January 2011.  In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company’s common stock at a price of $2.00 per share until January 15, 2019. During July 2011, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith will be paid a monthly salary of $20,000.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common shares in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and expire on December 31, 2019.

Effective March 31, 2005, an agreement with Brightcap, through which the services of Mr. Bassani are provided, was extended through March 31, 2009.  Under the terms of the agreement, Brightcap was paid $300,000 annually for Mr. Bassani’s services.  On January 11, 2009, the Company entered in the Brightcap Agreement, which extends Mr. Bassani’s services under the terms of the March 31, 2005 agreement for up to an additional six months.  In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrants, immediately vested, to purchase 1,000,000 shares of the Company’s common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018.  The Brightcap Agreement also required that upon the consummation of the next financing received by the Company in excess of $1,000,000 in net proceeds, the Company would no longer defer compensation earned by Brightcap, rather it will be paid in cash.  From July 2009 to May 2011, Brightcap has been paid in cash. The Brightcap Agreement granted Brightcap the right to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company’s common stock at a price of $0.75 per share until December 31, 2009 which right was extended to January 14, 2010, on which date the conversion took place (Note 6).  The Brightcap Agreement also extended the maturity date of Mr. Bassani’s $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company’s restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually.  In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company’s common stock at a price of $2.50 per share until January 15, 2019.  Due to the resignation of the Company’s Chief Executive Officer, the Board ratified the appointment of Mr. Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Mr. Bassani, Brightcap and the Company have agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month, to be re-evaluated in January 2012.  In addition Mr. Bassani’s convertible deferred compensation shall be extended to January 15, 2013 and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share and expire on December 31, 2019.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Projects at an annual salary of $150,000.  In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company’s Services Group subsidiary.

The Company approved an employment agreement contract extension effective January 1, 2011 with Craig Scott whereby Mr. Scott will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2011, at an annual salary of $144,000.

Effective January 1, 2011, the Company entered into an employment agreement with William O’Neill, pursuant to which Mr. O’Neill was to function as CEO and director of the Company for a period of four years at an annual salary of $300,000.  The agreement also granted Mr. O’Neill 750,000 options to purchase common shares of the Company at an exercise price of $3.10 per share, vesting over the course of his employment which expire on January 15, 2018.  Effective May 13, 2011, Mr. O’Neill tendered his resignation as CEO and director and his employment agreement was terminated.  The Board authorized management to cancel 679,688 of Mr. O’Neill’s options, leaving 70,312 options outstanding and vested.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Mr. Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Mr. Schafer was also granted 200,000 options to purchase shares of the Company’s common stock, effective January 1, 2011, exercisable at $3.00 per option until January 15, 2018.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary shall be increased to $180,000.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of June 30, 2011, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

In May 2008, the Company approved 250,000 stock options to certain employees that will be granted upon the execution of new employment agreements.  As of June 30, 2011, 150,000 stock options were granted pursuant to two new employment agreements.

Effective January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Mr. Smith.  The stock bonus is contingent upon the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

Litigation:

The Company currently is not involved in any material litigation.

14. SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2011 for recognition and disclosure in the financial statements and notes to the financial statements.

Issuance of Common Stock and Units

From July 1, 2011 through September 19, 2011 the Company has issued 52,682 shares of the Company’s common shares to various consultants valued at approximately $136,000.

From July 1, 2011 through September 19, 2011, 500 shares of the Company’s Preferred Series B stock and accrued dividends of $1,250 were converted at the shareholder’s election into 25,625 shares of the Company’s common shares.

From July 1, 2011 through September 19, 2011, the Company issued an additional 110,000 Units for $275,000 bringing the total units sold to 416,000. See Note 6.

Issuance of Options

From July 1, 2011 through September 19, 2011, the Company, primarily in the context of agreement extensions with Mr. Bassani and Mr. Smith, issued 950,000 options, in aggregate, to purchase shares of the Company’s common stock for $3.00 per share which expire between December 31, 2016 and December 31, 2019. See Note 13.

Other

From July 1, 2011 through September 19, 2011, PA-1 received draws/reimbursements of approximately $884,433 pursuant to the Pennvest Loan bring the total to $7,296,001.  See Note 8.

From July 1, 2011 through September 19, 2011 Brightcap and Mr. Smith, deferred salary of $78,000 and $57,000, respectively, to bring their total deferrals to $130,000 and $86,204, respectively. They have the right to elect to utilize these deferrals to purchase Units at a price of $2.50 per Unit. See Note 6.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 20, 2011

By: /s/ Mark A. Smith

    Mark A. Smith, President and Chief

    Financial Officer (Principal Financial

    and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE

             TITLE

       DATE

/s/ Mark A. Smith

Executive Chairman,

September 20, 2011

Mark A. Smith

President, Chief

Financial Officer and

Director

/s/ Dominic Bassani

Chief Executive Officer

September 20, 2011

Dominic Bassani

/s/ Jon Northrop

Secretary and Director

September 20, 2011

Jon Northrop

/s/ Edward Schafer

Executive Vice

September 20, 2011

Edward Schafer

Chairman and Director