Form 10-Q
period 2012-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2012-05-09
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 7, 2012, there were 16,615,079 Common Shares issued and 15,910,770 Common Shares outstanding.

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

PART I - FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES
CONSOLDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS:

Current assets:
Cash	$521,038	$1,394,388
Prepaid insurance and expenses	30,100	44,476
Subscriptions receivable (Note 7)	-	200,000
Deposits and other receivables	8,862	11,956

Total current assets	560,000	1,650,820

Restricted cash (Note 9)	57,315	82,315
Property and equipment, net (Note 4)	7,911,370	7,291,899

Total assets	$8,528,685	$9,025,034

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$703,377	$1,482,454
Deferred compensation (Note 5)	239,958	81,204

Total current liabilities	943,335	1,563,658

Loan payable (Note 6)	7,754,000	6,411,568
Other liabilities (Note 7)	-	743,915
Deferred compensation (Note 5)	486,948	181,500
Deferred rent (Note 9)	30,555	45,054

Total liabilities	9,214,838	8,945,695

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 450 and 28,170 shares issued and outstanding, respectively; liquidation preference of $48,375 and $2,887,425, respectively	42,525	2,521,215

Deficit :
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; 300 and 32,150 shares issued and outstanding, respectively; liquidation preference of $32,250 and $3,295,375, respectively	28,300	2,877,425
Common stock, no par value, 100,000,000 shares authorized, 16,605,380 and 13,730,291 shares issued, respectively; 15,901,071 and 13,025,982 shares outstanding, respectively	-	-
Additional paid-in capital	90,590,108	80,197,027
Accumulated deficit	(91,432,375)	(85,617,251)

Total Bion’s stockholders’ deficit	(813,967)	(2,542,799)

Noncontrolling interest (Note 3)	85,289	100,923

Total deficit	(728,678)	(2,441,876)

Total liabilities and deficit	$8,528,685	$9,025,034

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General and administrative (including stock-based compensation (Note 8))	861,571	1,512,331	5,649,626	5,391,997
Research and development (including stock-based compensation (Note 8))	34,810	478,804	133,304	579,761
Total operating expenses	896,381	1,991,135	5,782,930	5,971,758

Loss from operations	(896,381)	(1,991,135)	(5,782,930)	(5,971,758)

Other expense (income):
Interest expense	35,431	5,202	49,861	14,324
Interest income	(331)	(1,145)	(2,033)	(4,140)
	35,100	4,057	47,828	10,184
Net loss	(931,481)	(1,995,192)	(5,830,758)	(5,981,942)

Net loss attributable to the noncontrolling interest	1,360	1,335	15,634	4,428

Net loss attributable to Bion	(930,121)	(1,993,857)	(5,815,124)	(5,977,514)
Conversion inducement (Note 8)	-	-	(755,258)	-
Dividends on preferred stock	(1,875)	(150,800)	(153,300)	(405,574)

Net loss applicable to Bion’s common stockholders	$(931,996)	$ (2,144,657)	$(6,723,682)	$(6,383,088)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$ (0.06)	$ (0.17)	$ (0.44)	$ (0.52)

Weighted-average number of common shares outstanding:
Basic and diluted:	16,145,128	12,410,074	15,134,477	12,221,712

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Bion’s Shareholders’
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Noncontrolling Interest	Total equity/(deficit)

Balances, July 1, 2011	32,150	$ 2,877,425	13,730,291	$ -	$80,197,027	$(85,617,251)	$100,923	$(2,441,876)

Vesting of options for services	-	-	-	-	2,510,747	-	-	2,510,747

Issuance of common stock for services	-	-	116,195	-	1,332,037	-	-	1,332,037

Modification of warrants	-	-	-	-	5,000	-	-	5,000

Sale of units	-	-	250,000	-	359,526	-	-	359,526

Dividends on Series B preferred stock	-	-	-	-	(71,425)	-	-	(71,425)

Dividends on Series C preferred stock	-	-	-	-	(81,875)	-	-	(81,875)

Conversion inducement	-	-	-	-	(755,258)	-	-	(755,258)

Conversion of Series B preferred stock	-	-	1,420,656	-	2,469,706	-	-	2,469,706

Conversion of Series C preferred stock	(31,850)	(2,849,125)	1,088,238	-	3,594,762	-	-	745,637

Reclassification of other liability (Note 7)	-	-	-	-	1,029,861	-	-	1,029,861

Net loss	-	-	-	-	-	(5,815,124)	(15,634)	(5,830,758)

Balances, March 31, 2012	300	$28,300	16,605,380	$ -	$90,590,108	$(91,432,375)	$ 85,289	$ (728,678)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,830,758)	$(5,981,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,950	12,588
Accrued interest on deferred compensation and other	40,591	12,375
Stock-based compensation	3,847,784	4,015,011
Decrease (increase) in prepaid insurance and expenses	14,376	(14,207)
Decrease (increase) in deposits and other receivables	3,094	(52,791)
(Decrease) increase in accounts payable and accrued expenses	(779,077)	1,947,344
Increase in deferred compensation	444,083	-
Decrease in deferred rent	(14,499)	(20,572)

Net cash used in operating activities	(2,262,456)	(82,194)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	25,000	(25,000)
Purchase of property and equipment	(631,421)	(5,146,697)
Net cash used in investing activities	(606,421)	(5,171,697)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units	825,000	-
Proceeds from sale of common stock	-	853,200
Proceeds from sale of Series C preferred stock	-	1,231,050
Proceeds from loan payable	1,342,432	5,694,857
Proceeds from line of credit	-	1,136,425
Repayment of line of credit	-	(952,895)
Payment of commissions on Series B and C conversions	(22,355)	-
Payment of Series B preferred dividends	(69,175)	(211,275)
Payment of Series C preferred dividends	(80,375)	(153,516)

Net cash provided by financing activities	1,995,527	7,597,846

Net decrease (increase) in cash	(873,350)	2,343,955

Cash at beginning of period	1,394,388	1,026,084

Cash at end of period	$521,038	$3,370,039

Supplemental disclosure of cash flow information:
Cash paid for interest, including $134,071 of capitalized interest	$140,051	$16,337
Cash paid for income taxes	-	-

Non-cash investing and financing transactions:
Conversion of Series B preferred to common stock	$2,469,706	$-
Conversion of Series C preferred to common stock	3,594,762	-
Issuance of common stock in exchange for project construction Services	-	13,467
Issuance of common stock in exchange for services	-	7,080
Series B preferred stock dividends	2,250	-
Series C preferred stock dividends	1,500	40,783
Reclassification of other liability	1,029,861	-

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado.

Bion’s patented and proprietary technology provides a comprehensive environmental solution to a significant source of pollution in US agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technology produces substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Because Bion's technology reduces the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration (thereby utilizing less land per animal) while lowering or maintaining its level of nutrient releases and atmospheric emissions.

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

Bion is now actively pursuing business opportunities in two broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to insure compliance with existing (and future) regulations and to permit herd expansion; and 2) development of "closed loop" Integrated Projects. Bion is pursuing these opportunities within the United States and internationally.

We believe that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. Bion is presently involved in the very early development and pre-development activities related to Integrated Projects in Pennsylvania and New York.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in Nebraska and elsewhere in the Midwest and the North Central United States (dairy and/or beef). All such discussions are still in preliminary stages.  Additionally, the Company is involved in very early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

Additionally, Bion has recently commenced discussions that may lead to installation of Bion systems on existing and/or new dairies, beef facilities and swine farms in the Midwest.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses (including significant non-cash expenses) of approximately $6,998,000 and $2,976,000 during the years ended June 30, 2011 and 2010, respectively, and a net loss of approximately $5,831,000 for the nine months ended March 31, 2012.  At March 31, 2012, the Company has a working capital deficit and a stockholders’ deficit of approximately $383,000 and $814,000 respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.  During the year ended June 30, 2011, the Company sold 14,150 shares of the Company’s Series C Preferred shares at $100 per share, which resulted in net proceeds to the Company of $1,231,050, and the Company sold 311,746 shares of its common stock for net proceeds of $813,200.  Also during the year ended June 30, 2011, the Company sold 306,000 units at $2.50 per unit, and received proceeds of $765,000.  The sales include 60,000 units to each of Mark A. Smith and Dominic Bassani, the Company’s President and Chief Executive Officer, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

Each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016 (“2011 UNITS”).  During the nine months ended March 31, 2012, the Company has sold an additional 110,000 2011 UNITS for proceeds of $275,000.  In addition, during the nine months ended March 31, 2012, the Company sold 140,000 units under a new offering at $2.50 per unit (“2012 UNITS”), and received proceeds of $350,000.  Each 2012 UNIT consisted of one share of the Company’s restricted common stock (the “2012 shares”) and one warrant (the “2012 warrants”) to purchase half of a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014 (Note 7).

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2012, the results of operations of the Company for the three and nine months ended March 31, 2012 and 2011 and cash flows of the Company for the nine months ended March 31, 2012 and 2011.  Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the nine months ended March 31, 2012 and 2011, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2012	March 31, 2011
Warrants	6,411,753	5,662,616
Options	5,111,145	4,315,833
Convertible debt	320,030	118,250
Convertible preferred stock	32,251	2,267,557

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Nine months ended March 31, 2012	Nine months ended March 31, 2011
Shares issued – beginning of period	16,437,052	12,913,231	13,730,291	12,754,830
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of Period	15,732,743	12,208,922	13,025,982	12,050,521
Weighted average shares for fully vested stock bonuses (Note 8)	390,000	-	367,745	-
Weighted average shares issued during the period	22,385	201,152	1,740,750	171,191
Basic weighted average shares – end of period	16,145,128	12,410,074	15,134,477	12,221,712

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

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

The fair value of cash, restricted cash and accounts payable approximates their carrying amounts due to their short-term maturities.  The fair value of the loan payable approximates its carrying amount as it bears interest at rates commensurate with market rates.  The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

NONCONTROLLING INTEREST OF CENTERPOINT CORPORATION:

At March 31, 2012 and 2011, the Company owns a 58.9% interest in Centerpoint.

Centerpoint had losses of approximately $3,310 and $3,200, respectively for the three months ended March 31, 2012 and 2011, respectively and $38,040 and $10,800 for the nine months ended March 31, 2012 and 2011, respectively.  The noncontrolling interest as of March 31, 2012 was $85,289.

4.

PROPERTY AND EQUIPMENT:

      Property and equipment consists of the following:

	March 31, 2012	June 30, 2011
Project construction in progress	$7,891,867	$7,264,243
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	36,580	32,783
	7,988,715	7,357,294
Less accumulated depreciation	(77,345)	(65,395)
	$7,911,370	$7,291,899

Depreciation expense was $3,801 and $4,165 for the three months ended March 31, 2012 and 2011, respectively, and $11,950 and $12,588 for the nine months ended March 31, 2012 and 2011, respectively.

5.

DEFERRED COMPENSATION:

Current:

As of March 31, 2012, the Company owed Brightcap Capital Ltd. (“Brightcap”), for services provided by Dominic Bassani, the Company’s Chief Executive Officer (“CEO”), deferred compensation of $484,035.  Of the $484,035, $150,000 of the deferred compensation was earned by Brightcap from January 1, 2009 through June 30, 2009 (“2009 Deferred Compensation”) and $286,000 was earned by Brightcap from May 1, 2011 through March 31, 2012 (“2011/2012 Deferred Compensation”).  The Company entered into an agreement with Brightcap in June 2009, whereby the 2009 Deferred Compensation earned by Brightcap totaling $150,000, was made due July 1, 2010 and convertible until July 1, 2010 into the Company’s restricted common stock, at Brightcap’s option, at a price of

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

$1.50 per share, the fair value of the shares at the date of the agreement. As the conversion price of $1.50 per share approximated the fair value of the shares at the time the conversion agreement was entered into, no beneficial conversion feature existed.  During June 2010, the Company entered into an extension agreement with Brightcap pursuant to which the maturity date and the conversion date of the 2009 Deferred Compensation were extended to July 1, 2011.  As consideration for the extension, an additional $15,000 principal was added to the obligation and the 2009 Deferred Compensation accrues interest commencing July 1, 2010 at 10% per annum.  During June 2011, the Company and Brightcap agreed to extend the maturity date and the conversion date of the 2009 Deferred Compensation until July 1, 2012. As of March 31, 2012, the 2009 Deferred Compensation and accrued interest total $193,875.  Interest expense for each of the three months ended March 31, 2012 and 2011 was $4,125.  Interest expense for each of the nine months ended March 31, 2012 and 2011 was $12,375.

The Company also owes three other key employees deferred compensation of $46,083 as of March 31, 2012.

Non-current:

As of March 31, 2012, the 2011/2012 Deferred Compensation owed Brightcap is $286,000.  The Company also owes Mark A. Smith, the Company’s President deferred compensation of $193,204.  During March 2012, agreements were reached with Brightcap and Mr. Smith whereby the repayment of the deferred compensation was extended to January 15, 2014, with interest to accrue at 8% per annum beginning January 1, 2012.  In addition the deferred compensation plus accrued interest may be converted, at the sole election of Brightcap and Mr. Smith, respectively, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock at a price of $2.50 per Unit until December 31, 2016.  As the conversion price of $2.50 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at March 31, 2012.  In addition, the conversion price of the deferred compensation plus accrued interest will be the lower of the $2.50 per Unit price or the lowest price at which the Company sells its common stock between April 1, 2012 and January 15, 2014.  Based upon the agreement, the Company recorded interest related to the deferred compensation owed Brightcap and Mr. Smith of $4,160 and $3,584, respectively for both the three and nine months ended March 31, 2012, respectively.  The total non-current convertible deferred compensation plus accrued interest as of March 31, 2012 is $486,948.

6.

LOAN PAYABLE:

As of March 31, 2012, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Phase 1 System at Kreider Farms.  The Pennvest Loan is structured in phases (pre and post-completion of permitting/commencement of construction) and Pennvest’s disbursements take the form of reimbursements of qualified sums expended by PA-1.  In connection with the Pennvest Loan, the Company has provided a ‘technology guaranty’ regarding nutrient reduction performance of the Kreider System which will expire when the Kreider System’s nutrient reduction performance has been demonstrated.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of March 31, 2012, PA-1 has submitted seven requests for drawdowns/reimbursements from Pennvest totaling $7,754,000 of which Pennvest has loaned PA-1 $7,754,000.   PA-1 has been using the proceeds from the Pennvest Loan to reduce its current obligations related to the Kreider project.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan is collateralized by a pledge of all revenues generated from the Project including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from the project

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

calculated on a net cash flow basis, as defined.  For the three and nine months ended March 31, 2012, the Company has incurred interest expense related to the Pennvest Loan of $49,374 and $142,900, respectively, of which $47,380 and $136,920 has been capitalized as a cost of the Phase 1 System for the three and nine months ended March 31, 2012, respectively.

7.

OTHER LIABILITIES:

During the year ended June 30, 2011, the Company entered into subscription agreements to sell 2011 UNITS for $2.50 each, with each 2011 UNIT consisting of one share (the “2011 Share”) of the Company’s restricted common stock and one warrant (the “2011 Warrant”) to purchase one half of a common share for $3.00 per 2011 Share until December 31, 2016 (collectively the 2011 Shares and the 2011 Warrant are the 2011 UNITS.  As of June 30, 2011, the Company had issued 306,000 2011 UNITS for total proceeds of $765,000, comprised of $565,000 in cash and $200,000 in subscriptions receivable, which were collected in July 2011.  During the nine months ended March 31, 2012, the Company issued an additional 110,000 2011 UNITS for proceeds of $275,000, bringing the total proceeds from the sale of 2011 UNITS through March 31, 2012 to $1,040,000.

The 2011 UNIT holders, at their election, had the option to participate in the purchase of the Company’s securities at the price of the Company’s next private offering, by amending their subscription agreement to apply the purchase price to such purchase.  In the event of such election, the 2011 Shares issued in the 2011 UNITS would be cancelled, but the 2011 UNIT holder retains the 2011 Warrants previously purchased.

The Company determined that the issuance of 2011 UNITS created a liability due to the option provision. The Company allocated the value of the 2011 Shares and the 2011 Warrants based upon their relative fair value of the total value of the issuances using the share price of the 2011Shares on the day each of the subscription agreements were entered into and the fair value of the 2011 Warrants, which was determined to be $0.20 per 2011 Warrant.  As a result, $37,175 ($9,526 during the nine months ended March 31, 2012) was allocated to the 2011 Warrants, which was recorded as additional paid-in capital and $1,009,389 was allocated to the liability.  During March 2012, the Company provided the 2011 UNIT holders the option to amend their existing subscription agreements to apply their original purchase price to the Company’s 2012 UNIT offering.  The Company’s 2012 UNIT offering, for $2.50 each, consists of one share (the “2012 Share”) of the Company’s restricted common stock and one warrant (the “2012 Warrant”) to purchase one half of a Share for $3.10 per Share until December 31, 2014 (collectively the 2012 Shares and the 2012 Warrants are the “2012 UNITS”).  All of the 2011 UNIT holders, including Mr. Bassani and Mr. Smith, elected to amend their subscription agreements and as the 2011 UNIT and 2012 UNIT prices were both $2.50 per unit, the net effect of the amendments was the issuance of an additional 208,000 warrants to purchase shares at $3.10 per share until December 31, 2014.  Mr. Bassani and Mr. Smith each received 30,000 additional warrants pursuant to their elections. The Company allocated the value of the 2012 Shares and the 2012 Warrants based upon their relative fair value of the total value of the issuances using the share price of the 2012 Shares on the day each of the subscription agreements were amended and the fair value of the 2012 Warrants, which was determined to be $0.10 per 2012 Warrant.  As a result, $20,472 was allocated to the 2012 Warrants, which was recorded as interest expense and an increase in other liabilities to $1,029,861, was reclassified to additional paid in capital.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

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

During the nine months ended March 31, 2012, the Company offered its Series B Preferred stockholders the ability to participate in a Series B Preferred Stock Conversion Subscription Agreement (“Series B Conversion Agreement”) pursuant to which the Series B Preferred stockholders agreed to convert Series B Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $2.00 per share and receive warrants to purchase restricted common stock of the Company at a price of $3.10 per share until December 31, 2014 at a rate of one warrant per each 10 shares of common stock, (collectively the stock and warrants are the B Conversion Units).  Pursuant to the Series B Conversion Agreement, the Company pays fees to any licensed/registered broker(s)/advisor(s) who assist with the conversion process composed of: a) a cash commission of $0.01 per share of common stock received by the subscribed shareholders, and b) the same number of warrants with the same terms received by the subscribed shareholders.  The initial closing of the Series B Conversion Agreement occurred on September 30, 2011 and subsequent closings occurred on October 24, 2011 and October 31, 2011, pursuant to which a total of 27,220 shares of Series B Preferred stock and accrued dividends of $68,050 were converted into 1,395,031 B Conversion Units, consisting of 1,395,031 shares of common stock and 139,530 warrants. Additionally, the Company issued 121,590 warrants to the brokers.   The Company allocated the value between the restricted common stock and the warrants based upon their relative fair value to the total value of the issuances using the share price of the common stock on the day of the Series B Conversion Agreement closing and the fair value of the warrants, which was determined to be $0.10 per warrant.  As a result, $19,402 and $2,410,288 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company paid commissions of $11,234 related to the Series B Conversion Agreement which resulted in a reduction of additional paid-in capital.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

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

At March 31, 2012, the Company accrued dividends of $1,125 for the Series B Preferred stockholders with a record date of March 31, 2012.

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

During the nine months ended March 31, 2012, the Company offered its Series C Preferred stockholders the ability to participate in a Series C Preferred Stock Conversion Subscription Agreement (“Series C Conversion Agreement”) pursuant to which the Series C Preferred stockholders agreed to convert Series C Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $3.00 per share.   The conversion price of $3.00 per share represents a $1.00 per share reduction from the original terms of the Series C Preferred stock and due to the limited time in which the Series C stockholders had to subscribe to the Series C Conversion Agreement, the reduction in the conversion price is accounted for as an inducement.  Pursuant to the Series C Conversion Agreement the Company pays fees to any licensed/registered broker(s)/advisor(s) who assist in the conversion process composed of: a) a cash commission of $0.01 per share of common stock received by the subscribed shareholders, and b) one warrant for each 10 shares received by the participating Series C stockholders. Each warrant allows for the purchase of one share

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

of the Company’s restricted common stock at $3.10 per share until expiration on December 31, 2014.  The Company had the initial closing of the Series C Conversion Agreement on September 30, 2011, followed by additional closings on October 24, 2011 and October 31, 2011, pursuant to which a total of 31,850 shares of Series C Preferred stock and accrued dividends of $79,625 were converted into 1,088,238 shares of common stock and 102,017 warrants were issued to brokers.   The Company allocated the value between the restricted common stock and the warrants based upon their relative fair value to the total value of the issuances using the share price of the common stock on the day of the Series C Conversion Agreement closing and the fair value of the warrants, which was determined to be $0.10 per warrant.  As a result, $13,498 and $3,592,386 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company paid commissions of $11,122 related to the Series C Conversion Agreement which resulted in a reduction of additional paid-in capital.   The Company recorded $755,258 related to the conversion inducement of the Series C stock, which is reflected as part of the value of the Series C Preferred stock with an offset to reduce additional paid-in capital, and is included in the determination of net loss applicable to common stockholders.

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

At March 31, 2012, the Company accrued dividends of $750 for the Series C Preferred stockholders with a record date of March 31, 2012.

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

During the nine months ended March 31, 2012, the Company issued 116,195 shares of the Company’s restricted common stock at prices ranging from $2.00 to $3.27 per share for consulting services valued at $296,737, in aggregate, to various consultants and an employee.  The Company also expensed $1,035,300 for fully vested stock bonuses that have been earned but not issued.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

During the nine months ended March 31, 2012, the Company granted Mr. Bassani and Mr. Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements. Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Mr.Smith will be issued 90,000 shares of the Company’s common shares in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  The Company recorded non-cash compensation of $795,000 and $240,300 related to the future stock issuances to Mr. Bassani and Mr. Smith, respectively, as the bonuses were fully vested upon grant date during the nine months ended March 31, 2012.

During the nine months ended March 31, 2012, the Company entered into subscription agreements to sell 2012 UNITS for $2.50 each, with each 2012 UNIT consisting of one 2012 Share of the Company’s restricted common stock and one 2012 Warrant to purchase one half of a Share for $3.10 per Share until December 31, 2014.  As of March 31, 2012, the Company had issued a total of 556,000 2012 UNITS, consisting of 140,000 under new subscription agreements for total proceeds of $350,000 and 416,000 upon the amendment of the 2011 UNITS (Note 7).  Mr. Bassani and Mr. Smith each amended their subscriptions for 60,000 2012 UNITS on identical terms with other electing parties.

Warrants:

As of March 31, 2012, the Company had the following common stock warrants outstanding:

Exercise Price	Number of Shares	Expiration Date
$ 0.75	1,315,000	December 31, 2018
$1.00	600,000	December 31, 2018
$1.25	53,324	December 31, 2018
$1.50	32,292	December 31, 2012
$2.00	25,000	May 31, 2014
$2.00	200,000	January 15, 2019
$2.20	10,000	June 15, 2012
$2.25	9,000	February 17, 2013
$2.25	183,000	December 31, 2015
$2.50	275,000	April 30, 2015
$2.50	877,500	December 31, 2018
$2.50	800,000	January 15, 2019
$3.00	50,000	December 31, 2014
$3.00	208,000	December 31, 2016
$3.00	900,000	December 31, 2018
$3.10	641,137	December 31, 2014
$3.50	107,500	December 31, 2018
$4.25	125,000	December 31, 2018
	6,411,753

The weighted-average exercise price for the outstanding warrants is $2.16, and the weighted-average remaining contractual life as of March 31, 2012 is 5.96 years.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

During the nine months ended March 31, 2012, the Company issued warrants to purchase 55,000 and 70,000 shares of the Company’s common stock in connection with the sale of 2011 UNITS (Note 7) and 2012 UNITS (Note 8), respectively.  The Company also issued warrants in connection with the conversions of its Series B and Series C Preferred stock and the Company issued 208,000 warrants in connection with the amendments of the 2011 UNIT subscription agreements (Note 7).  During the nine months ended March 31, 2012, 150,000 warrants issued to a consultant to purchase common shares of the Company at $3.00 per share expired.  The Company elected to extend the expiry date of 50,000 warrants to December 31, 2014 and recorded expense related to the modification of $5,000.

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

In September 2011, the Company entered into a new employment agreement with an employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $94,820 being recorded for the nine months ended March 31, 2012.

In January 2012, the Company entered into a new employment agreement with an employee which entitled the employee to a modification of stock options resulting in the extension of certain expiry dates.  The modification did not result in incremental non-cash compensation expense.

The Company recorded compensation expense related to employee stock options of $209,641 and $979,499 for the three months ended March 31, 2012 and 2011, respectively, and $2,510,747 and $3,011,535 for the nine months ended March 31, 2012 and 2011, respectively.  The Company granted 1,475,000 and 2,045,000 options during the nine months ended March 31, 2012 and 2011, respectively.  The fair value of the options granted during the nine months ended March 31, 2012 and 2011 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average March 31, 2012	Range March 31, 2012	Weighted average March 31, 2011	Range March 31, 2011
Volatility	83%	61%-88%	90%	84%-105%
Dividend yield	-	-	-	-
Risk-free interest rate	1.31%	0.25%-2.02%	1.03%	0.72%-2.02%
Expected term (years)	4.02	2-4.5	3.49	2-5

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2011	3,636,145	$2.83	3.8	$ 478,375
Granted	1,475,000	2.97
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2012	5,111,145	$2.86	4.8	$523,475
Exercisable at March 31, 2012	4,489,895	$2.88	4.6	$475,475

The following table presents information relating to nonvested stock options as of March 31, 2012:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2011	687,500	$ 1.74
Granted	1,475,000	1.57
Vested	(1,541,250)	(1.55)
Forfeited	-	-
Nonvested at March 31, 2012	621,250	$ 1.80

The total fair value of stock options that vested during the nine months ended March 31, 2012 and 2011 was $2,394,575 and $1,740,225, respectively.  As of March 31, 2012, the Company had $607,396 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

Stock-based compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2012 and 2011 are as follows:

	Three months ended March 31, 2012	Three months ended March 31, 2011	Nine months ended March 31, 2012	Nine months ended March 31, 2011
General and administrative:
Fair value of stock bonuses expensed	$ -	$ 145,000	$ 1,035,300	$ 684,867
Fair value of stock issued to an employee	24,999	-	74,997	-
Change in fair value from modification of option terms	-	(321,500)	94,820	954,703
Fair value of stock options expensed	199,988	863,637	2,365,676	1,618,817
Total	$ 224,987	$ 687,137	$ 3,570,793	$ 3,258,387

Research and development:
Fair value of stock options expensed	$ 9,653	$ 237,162	$ 50,251	$ 237,814
Change in fair value from modification of option terms	-	200,200	-	200,200
Total	$ 9,653	$ 437,362	$ 50,251	$ 438,014

9.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of March 31, 2012, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company. The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings. Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820. The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242. The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $30,555 as of March 31, 2012. Rent expense net of contractual and month-to-month sub-lease rental income, was nil for both the three and nine months ended March 31, 2012 and 2011, respectively.

At March 31, 2012, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

Fiscal year ended June 30:	Operating lease payments	Sublease rentals	Net operating lease payments
2012 (remainder of year)	54,544	54,544	-
2013	225,756	225,756	-
2014	97,219	97,219	-
Thereafter	-	-	-
Total	$ 377,519	$ 377,519	$ -

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

10.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Mr. Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 and since September 1, 2010 has been paid a monthly salary of $19,000.  During July 2011, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith will be paid a monthly salary of $20,000.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  The Company expensed $240,300 during the nine months ended March 31, 2012 as the future stock issuance was fully vested upon grant date.   As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company expensed $334,000 during the nine months ended March 31, 2012 as the options were fully vested upon grant date.

Since March 31, 2005, the Company has had various agreements with Brightcap, through which the services of Mr. Bassani are provided. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. Due to the resignation of the Company’s Chief Executive Officer, the Board appointed Mr. Bassani as the Company's CEO effective May 13, 2011. On July 15, 2011, Mr. Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month, which salary will be re-evaluated in spring 2012. In addition Mr. Bassani’s convertible deferred compensation was extended to July 1, 2012 and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. During the nine months ended March 31, 2012 the Company expensed $795,000 related to the future stock issuances as the bonus was fully vested upon grant date. Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019. The Company expensed $1,203,500 during the nine months ended March 31, 2012 as the options were fully vested upon grant date.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

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

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants. The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. As of March 31, 2012, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2012

Effective January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Mr. Smith.  The stock bonus is contingent upon the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

Litigation:

The Company currently is not involved in any material litigation.

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2012 for recognition and disclosure in the financial statements and notes to the financial statements.

Issuance of Common Stock

From April 1, 2012 through May 7, 2012 the Company has issued 9,699 shares of the Company’s common shares valued at approximately $21,300 to an employee and to a consultant.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K for the year ended June 30, 2011.

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). The re-development process is now substantially complete and the initial commercial system, based on our updated technology, has been constructed. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed and/or states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; and 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors. The Company has been pursuing these opportunities within the United States during the later stages of technology re-development and has recently begun activities to pursue such opportunities internationally.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010, and as of March 31, 2012, PA-1 had submitted seven requests for drawdowns/reimbursements from Pennvest totaling $7,754,000 of which Pennvest has loaned PA-1 $7,754,000 and has released all retainage.   Bion has substantially finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by the end of the 2012 fiscal year.  The Company recently announced that the Kreider Phase I System had reached its target of 70%+ nitrogen removal during March 2012.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient reduction credits for this project. It is anticipated that the PADEP will issue final permits for the system and verify its credits over the next six months.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider dairy System. During May 2011 the

PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently amended EPA Chesapeake Bay model. The Company intends to have the Phase 2 Kreider Project operational during the 2013 fiscal year, and hopes to enter into agreements related to sales of the credits for future delivery (under a long term contracts) during the late 2012 or early 2013 fiscal year subject to verification by the PADEP.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18 months. It is anticipated that such activities will accelerate once the Company receives final permits for the initial KF System (and its credits are verified) and publishes data on System performance during the Summer/Fall of 2012.  Upon final permitting and verification, the Company intends to seek to advance commercial sales in additional areas which face deadlines to meet EPA TMDL requirements.

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

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located in Pennsylvania or upstate New York and anticipates optioning land in one of those areas during the current calendar year or soon thereafter.  Note that locations in other states are also under review and   the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2012-2014 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2018) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2011 and 2010 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $6,998,000 and $2,976,000 during the years ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the Company had a working capital surplus and a stockholders’ deficit of approximately $87,000 and $2,543,000, respectively.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2011 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred a net loss of approximately $5,831,000 for the nine months ended March 31, 2012.  At March 31, 2012, the Company has a working capital deficit and a stockholder’s deficit of approximately $383,000 and $814,000, respectively.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  There is no guarantee that we will be able to raise funds or raise further capital for the operations planned in the near future.

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

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

General and Administrative

Total general and administrative expenses were $862,000 and $1,512,000 for the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses, excluding stock-based compensation charges of $225,000 and $687,000 for the three months ended March 31, 2012 and 2011, respectively, were $637,000 and $825,000 for the three months ended March 31, 2012 and 2011, respectively, representing a $188,000 decrease.  Salaries and related payroll tax expenses decreased from $288,000 for the three months ended March 31, 2011 to $252,000 for the three months ended March 31, 2012 primarily due to the absence of the Company’s former Chief Executive Officer’s salary during the three months ended March 31, 2012, partially offset by higher salaries of several employees.  Legal fees decreased from $128,000 for the three months ended March 31, 2011 to $2,000 during the three months ended March 31, 2012 primarily due to the absence of a legal consultant whose services were discontinued during November 2011.  Partially offsetting the decreased salaries and legal costs were higher consulting costs of $142,000 for the three months ended March 31, 2012 compared to $115,000 for the same period in the prior year.  The increased consulting fees primarily relate to investigating business opportunities in Asia and the Mid-east.

General and administrative stock-based compensation for the three months ended March 31, 2012 and 2011 consists of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
General and administrative:
Change in fair value from modification of option terms	$ -	$ (321,000)
Fair value of stock options expensed under ASC 718	200,000	863,000
Fair value of stock issued to an employee	25,000	-
Fair value of stock bonuses expensed	-	145,000
Total	$ 225,000	$ 687,000

Stock-based compensation charges decreased to $225,000 from $687,000 for the three months ended March 31, 2012 and 2011, respectively.  The credit for the change in fair value from modification of option terms for the three months ended March 31, 2011 resulted from revisions to estimates of the incremental costs associated with the Company’s December 31, 2010 modification of certain options. Compensation expense relating to stock options was $200,000 and $863,000 during the three months ended March 31, 2012 and 2011, respectively.  Compensation expense relating to stock options was higher during the three months ended March 31, 2011 primarily due to the granting of options during the three months ended March 31, 2011 due to the additional employees hired effective January 1, 2011.  The Company also recognized general and administrative non-cash compensation expense of $145,000 during the three months ended March 31, 2011 due to the granting of a fully vested contingent stock bonus to an employee.

Research and Development

Total research and development expenses were $35,000 and $479,000 for the three months ended March 31, 2012 and 2011, respectively.

Research and development expenses, excluding stock-based compensation charges of $10,000 and $437,000 for the three months ended March 31, 2012 and 2011, respectively, were $25,000 and $42,000, respectively.  Salary and related payroll taxes were $14,000 and $24,000 for the three months ended March 31, 2012 and 2011, respectively and the decrease is due to less time being incurred by employees in research and development activities.  Legal fees were also lower by $5,000 for the three months ended March 31, 2012 compared to the same period in the prior year due to lower activity regarding patents.

Research and development stock-based compensation for the three months ended March 31, 2012 and 2011 consists of the following:

	Three months ended March 31, 2012	Three months ended March 31, 2011
Research and development:
Fair value of stock options expensed under ASC 718	$ 10,000	$ 237,000
Change in fair value from modification of option terms	-	200,000
Total	$ 10,000	$ 437,000

Stock-based compensation expense decreased from $437,000 for the three months ended March 31, 2011 to $10,000 for the three months ended March 31, 2012.  The decrease is due to the signing in March 2011 of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $200,000 being recorded for the three months ended March 31, 2011.

Loss from Operations

As a result of the factors described above, the loss from operations was $896,000 and $1,991,000 for the three months ended March 31, 2012 and 2011, respectively.

Other Expense and (Income)

Other expense was $35,000 and $4,000 for the three months ended March 31, 2012 and 2011, respectively.  Interest expense increased to $35,000 for the three months ended March 31, 2012 from $5,000 for the three months ended March 31, 2011.  Interest expense increased due to the interest allocated to the additional warrants issued to the 2011 UNIT holders for amending their subscription agreements and the accrual of interest on the 2011 and 2012 deferred compensation balances owed Brightcap and Mark Smith as of March 31, 2012.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for each of the three months ended March 31, 2012 and 2011, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $932,000 and $2,145,000 for the three months ended March 31, 2012 and 2011, respectively, representing a $0.11 decrease in the net loss per basic and diluted common share to $0.06 from $0.17.

NINE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2011

General and Administrative

Total general and administrative expenses were $5,650,000 and $5,392,000 for the nine months ended March 31, 2012 and 2011, respectively.

General and administrative expenses, excluding stock-based compensation charges of $3,571,000 and $3,258,000 for the nine months ended March 31, 2012 and 2011, respectively, were $2,079,000 and $2,134,000 for the nine months ended March 31, 2012 and 2011, respectively, representing a $55,000 increase.  Salaries and related payroll tax expenses increased from $626,000 for the nine months ended March 31, 2011 to $720,000 for the nine months ended March 31, 2012, primarily due to the hiring of the Company’s Executive Vice Chairman effective January 1, 2011 and a business development employee effective March 1, 2011, and higher salaries for certain employees effective July 1, 2011.  Business insurance expenses were $66,000 and $24,000 for the nine months ended March 31, 2012 and 2011, respectively, with the increase being attributable to the Company carrying Directors and Officers insurance and property and liability insurance related to the Kreider project during the current period.  Travel expenses were $132,000 and $117,000 for the nine months ended March 31, 2012 and 2011, respectively, and the increase is due to increased travel to Kreider Farms as the project entered the shakedown phase during the summer and fall of 2011, and international travel to potentially expand the Company’s projects overseas.  Partially offsetting the above increases were decreased legal costs of $218,000 for the nine months ended March 31, 2012 versus $399,000 during the same period in fiscal year 2011, as well as decreased consulting costs of $574,000 for the nine months ended March 31, 2012 compared to $620,000 during the nine months ended March 31, 2011, due in part to the hiring of a consultant as a Company employee effective March 1, 2011.

General and administrative stock-based compensation for the nine months ended March 31, 2012 and 2011 consist of the following:

	Nine months ended March 31, 2012	Nine months ended March 31, 2011
General and administrative:
Change in fair value from modification of option terms	$ 95,000	$ 954,000
Fair value of stock options expensed under ASC 718	2,366,000	1,619,000
Fair value of stock issued to an employee	75,000	-
Fair value of stock bonuses expensed	1,035,000	685,000
Total	$ 3,571,000	$ 3,258,000

Stock-based compensation charges increased to $3,571,000 from $3,258,000 for the nine months ended March 31, 2012 and 2011, respectively.  Compensation expense relating to stock options was $2,366,000 and $1,619,000 during the nine months ended March 31, 2012 and 2011, respectively, and the increase is due to more options being vested upon grant date during the nine months ended March 31, 2012.  The Company also recognized general and administrative non-cash compensation expenses of $1,035,000 and $685,000 due to the granting and vesting of stock bonuses during the nine months ended March 31, 2012 and 2011, respectively.  The non-cash compensation expense related to stock bonuses was higher during the nine months ended March 31, 2012 due to the granting of 390,000 shares in connection with the extension of two key officer’s employment agreements.  Compensation expense relating to the change in fair value from the modification of option terms was $95,000 and $954,000 for the nine months ended March 31, 2012 and 2011, respectively.  During the nine months ended March 31, 2012 the options of two key employees were modified, versus several key employees and consultants during the nine months ended March 31, 2011.

Research and Development

Total research and development expenses were $133,000 and $580,000 for the nine months ended March 31, 2012 and 2011, respectively.

Research and development expenses, excluding stock-based compensation charges of $50,000 and $438,000 for the nine months ended March 31, 2012 and 2011, respectively, were $83,000 and $142,000, respectively.  The primary reason for the decrease is due to legal fees decreasing from $56,000 for the nine months ended March 31, 2011 to $22,000 for the nine months ended March 31, 2012.  Legal fees are lower for the nine months ended March 31, 2012 due to lower activity regarding patents and the increased use of a different patent attorney.  Salaries and related payroll taxes related to research and development decreased from $81,000 for the nine months ended March 31, 2011 to $59,000 for the nine months ended March 31, 2012 due to the redirection of employee time from research and development projects to the Kreider 1 Project during fiscal year 2012.

Research and development stock-based compensation for the nine months ended March 31, 2012 and 2011 consist of the following:

	Nine months ended March 31, 2012	Nine months ended March 31, 2011
Research and development:
Fair value of stock options expensed under ASC 718	$ 50,000	$ 238,000
Change in fair value from modification of option terms	-	200,000
Total	$ 50,000	$ 438,000

Stock-based compensation expense decreased from $438,000 for the nine months ended March 31, 2011 to $50,000 for the nine months ended March 31, 2012.  The decrease is due to the signing in March 2011 of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of the new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiry dates which resulted in incremental non-cash compensation expense of $200,000 being recorded for the nine months ended March 31, 2011.  There were no similar charges for the nine months ended March 31, 2012.

Loss from Operations

As a result of the factors described above, the loss from operations was $5,783,000 and $5,972,000 for the nine months ended March 31, 2012 and 2011, respectively.

Other Expense and (Income)

Other expense was $48,000 and $10,000 for the nine months ended March 31, 2012 and 2011, respectively.  Interest expense increased to $50,000 for the nine months ended March 31, 2012 from $14,000 for the nine months ended March 31, 2011.  Interest expense increased due to the interest allocated to the additional warrants issued to the 2011 UNIT holders for amending their subscription agreements and the accrual of interest on the 2011 and 2012 deferred compensation balances owed to Brightcap and Mark Smith as of March 31, 2012.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $16,000 and $4,000 for the nine months ended March 31, 2012 and 2011, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $6,724,000 and $6,383,000 for the nine months ended March 31, 2012 and 2011, respectively, representing a $0.08 decrease in the net loss per basic and diluted common share from $0.52 from $0.44.  For the nine months ended March 31, 2012, the Company recorded $755,000 as an inducement offered to its Series C Preferred stockholders to convert their Series C Preferred shares into the Company’s restricted common shares at a conversion rate of $3.00 versus the original conversion rate of $4.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the nine months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2011 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2012, the Company had cash of approximately $521,000. During the nine months ended March 31, 2012, net cash used in operating activities was $2,262,000, primarily consisting of cash operating expenses and the pay down of year end accounts payable and accrued expenses related to the KF Project. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2012 the Company used $631,000 for the final construction and testing during the shakedown period of the KF Project, which has been capitalized as property and equipment.  Also during the nine months ended March 31, 2012, the Company’s requirement to maintain an interest reserve bank account of $25,000 associated with a line of credit the Company utilized as interim financing for the purchase of equipment and payment of construction costs covered under the Pennvest Loan was removed, and the funds are no longer restricted.

Financing Activities

During the nine months ended March 31, 2012, the Company received cash proceeds of $825,000 related to the sale of its restricted units, consisting of a common share and a warrant to purchase one half of a common share.  Cash of $1,342,000 was provided from the Pennvest Loan, which funds were utilized by the Company during the nine months ended March 31, 2012 to pay vendors for equipment and the construction of the KF Project.  The Company used $69,000 and $80,000 for Series B and Series C preferred dividends payments, respectively, and the Company also paid $22,000 in broker commissions during the conversions of the Series B and Series C preferred shares into common shares of the Company.

As of March 31, 2012 the Company has debt obligations consisting of deferred compensation of $727,000 and a loan payable of $7,754,000.  In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of March 31, 2012, the Company has 20 months remaining on the lease.

Plan of Operations and Outlook

As of March 31, 2012, the Company had cash of approximately $521,000.  While the Company currently does not face a severe working capital shortage, it is not currently generating any revenues.  The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF facilities.  In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.75 million loan to the Company for the initial stage of the KF Project.  The Company received a permit for construction of the KF Project on August 12, 2010. Initial construction commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest on January 6, 2011.  From January 1, 2011 through March 31, 2012, the Company has received reimbursements of $7,754,000 pursuant to the Pennvest Loan.

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

Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more)  of ethanol per year, and/or integrated with CAFO end product processors, and 2) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed or, potentially, other areas seeking to meet EPA TMDL requirements) and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences. The Company has been pursuing these opportunities within the United States during the later stages of technology re-development and has recently begun activities to pursue such opportunities internationally as well.

Bion has substantially finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during mid-2011.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by the end of the 2012 fiscal year.  The Pennsylvania Department of Environmental Protection (“PADEP”)  re-certified the nutrient reduction credits for this project and the Company anticipates that these credits will be verified by the PADEP during the next six months and that the Company will be able to  sell these credits (under a long term contract)  during the 2012 calendar year.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18 months. It is anticipated that such activities will accelerate once the Company receives final permits for the initial KF System (and its credits are verified) and publishes data on KF System performance during the Summer/Fall of 2012. Bion’s first commercial activities in this area are the Kreider projects in Pennsylvania.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider dairy System. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently amended EPA Chesapeake Bay model. The Company intends to have the Phase 2 Kreider Project operational during the 2013 fiscal year, and hopes to enter into agreements related to sale of the credits for future delivery (under a long term contracts) during the 2013 fiscal year subject to verification by the PADEP.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states and anticipates selecting a site for its initial Integrated Project during the 2013 fiscal year. The Company anticipates that its initial Integrated Project will be developed in Pennsylvania or upstate New York and anticipates optioning land for the first Integrated Project during the 2013 fiscal year or soon thereafter (although  locations other states are also under review). It is possible that one or more Integrated Projects will be developed as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). In addition, Bion intends to choose sites for additional Projects during the calendar years 2012-2014 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2017) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)   The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820.  The Company has provided the lessor with a letter of credit in connection with the lease in the amount of $57,315 as of March 31, 2012. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects.  The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease.  Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment.  During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658.  Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

2)   On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and  PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended)  provides for a second phase which will include treatment of the cellulosic solid wastes from the Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Phase 1 Kreider System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  Upon successful completion of ‘shakedown’ operations of the Phase 1 system, the Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Phase 1 Kreider System. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  It is anticipated that the Phase 1 Kreider System will be in full, stabilized operation by the end of the 2012 fiscal year and will receive final permits during the 2012 calendar year.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation SK) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item. 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2012 the Company sold the following restricted securities (including  units that contained shares of restricted common stock): a) 21,328 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at  $53,719, in aggregate, to certain consultants and/or employees for services; b) 7,000 shares issued to consultants outside the Plan, valued at $17,000, for services, which shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933; c) 556,000  Units, each consisting of one share and one half warrant, at a price of $2.50 per Unit (of which 140,000 Units were  issued for $350,000 cash  and 416,000 Units were issued pursuant to an election to amend investment subscriptions made during prior periods). These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bloom Employment Agreement (executed September 30, 2011) (previously filed with Form 8-K dated September 30, 2011)

10.2	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (previously filed with Form 8-K dated March 30, 2012)

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 9, 2012	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)