Form 10-K
period 2012-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2012-09-25
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2012 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[  ]  Yes   [X]  No

The aggregate market value of the approximately 7,500,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2011 approximated $20.625 million.  As of September 12, 2012, the Registrant had 16,973,839 shares of common stock issued and 16,269,530 shares of common stock outstanding.

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

•

the Company's extremely limited financial and management resources and ability to raise additional needed funds and/or hire needed personnel and extremely limited working capital;

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

For several years, the Company focused on completion of the development of the next generation waste treatment systems and applications based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology. The re-development process is now substantially complete and the initial commercial system based on our updated technology has been constructed and is in commercial operation in Pennsylvania.

Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets where government policy supports such efforts (such as the Chesapeake Bay watershed) and expansion of such opportunities into other regional markets; and 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle facilities and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors and/or hydroponic & other greenhouse growers(referred to as “Project(s)” or “Integrated Project(s)”).

The Company began pursuing both of these opportunities within the United States during the later stages of technology re-development in 2008-2009 and has recently begun activities to pursue such opportunities internationally as well.

A substantial portion of our activities involve public policy initiatives (by the Company and other stakeholders) to encourage the establishment of appropriate public policies and regulations (at federal, regional, state and local levels) to facilitate cost effective environmental clean-up and thereby support our business activities.

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

The Company's consolidated financial statements for the years ended June 30, 2012 and 2011 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded any revenue from operations for either of the years ended June 30, 2012 or June 30, 2011.  The Company has incurred net losses of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $345,000 and $858,000 as of June 30, 2012.  The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2012 and June 30, 2011 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during the 2012 calendar year. Bion intends to commence development of its initial Integrated Project by optioning land and beginning the permitting process during the current fiscal year.

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation, a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project. Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts in Pennsylvania on its two projects at Kreider Farms. However, the Company currently believes there is a significant likelihood that it will option land in Pennsylvania for our initial Integrated Project during the current fiscal year and move into the development process during the current 2013 fiscal year.  In addition to the Pennsylvania beef cattle project, Bion has considered a similar Project to be located in upstate New York and has been in discussions with various local and state governments and agencies in New York regarding such a Project. Additionally, the Company has been in long term very preliminary discussions with various local and state agencies in Nebraska regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion intends to choose sites for additional Projects through fiscal years 2013-14 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2018) of approximately 12-24 Integrated Projects. At the end of the 5-year period, Bion projects that 4-8 of these Integrated Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Integrated Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Integrated Project has been developed to date.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•

Successful development and completion of the first Integrated Project to demonstrate the operation of a fully integrated, environmentally compliant, Bion-based CAFO/ethanol Project at a profitable level; and

•

Establishment of a substantial and liquid market for nutrient reduction credits generated from the Company’s present and future facilities on CAFOs; and

•

Our ability to raise sufficient funds to allow us to finance our activities and projects; and

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

Existing Ethanol: Newly-permitted livestock herds can be located near existing ethanol plants that are struggling in the current economic environment.  In Bion's closed-loop livestock/ethanol model, a corn ethanol plant serves as a feed mill for the livestock herd and the ethanol plant provides its distiller grain co-product on a wet basis to supplement the herd's ration, eliminating the ethanol plant's traditional costs to dry, market and ship its distiller grains.  The ethanol plant becomes an onsite/local consumer of the renewable energy generated from the herd's waste that replaces all of the remaining fossil fuel requirements of the ethanol plant.  Efficiency can be significantly increased since integration enables three 'shots' at the corn: i) first ethanol is produced from it, then ii) it is fed to the cows, and finally iii) renewable energy is produced from the cellulosic biomass portion recovered from the livestock waste stream.  Integration with Bion's technology platform has the potential to more than triple the energy efficiency of corn ethanol production, improving the generally-accepted net energy balance of 1.4 to 1 to approximately 3.5-5 to 1 range (based on the Argonne National Laboratories GREET model assessment of a similar integrated, closed-loop project) -- similar to the efficiency targets publicly discussed for future cellulosic ethanol production--and thereby greatly reduce the carbon footprint.

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

• Drying and processing of the fine solids portion of the CAFO's waste stream (if any) into a value-added, marketable, organic fertilizer and/or high protein feed product ingredients; and

•

Co-located end-product production facilities (cheese and/or other dairy processors, beef processing facilities, etc.) and/or greenhouse agriculture facilities that will utilize the output of the CAFO and consume renewable energy produced from the CAFO waste stream.

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

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to PA-1, a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010 and the closing/settlement of the Pennvest Loan took place on November 3, 2010.   Bion substantially finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The PADEP recently re-certified the nutrient reduction credits for this project. Final permits and verification plan approvals for this project were received July 31, 2012 and the Company officially declared the Kreider Phase 1 System ‘in service’ on August 1, 2012. The Company anticipates that these Credits will be verified by the PADEP during the current fiscal year and that the Company will be able to sell these Credits (under a long term contract(s)) during the 2013 fiscal  year subject to continuing annual verification by the PADEP based on operating data for the Phase 1 Kreider System.

Bion's agreements with Kreider Farms provide for the Phase 1 System to expand through-put to treat the waste from the Kreider dairy support herd after the PADEP has verified the operating results. It is anticipated that this expansion will commence during the current fiscal year and lead to a proportionate increase in credits generated for sale.

Additionally, the Kreider agreements provide for Bion to develop a renewable energy production facility to treat the waste from Kreider's approximately 4.6 million chickens ('Kreider Renewable Energy Facility' or ‘Phase 2 Kreider Project’).  It is anticipated that the 'Kreider Renewable Energy Facility' will generate renewable energy (and potentially related renewable energy credits) through the combustion of the poultry wastes and the cellulosic biomass captured by Bion in the Phase 1 System. The Company continues its development work related to the details of the Phase 2 Kreider project. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication during the 2013 fiscal year pursuant to the recently completed new EPA Chesapeake Bay model. Note that this project may be expanded in the future to treat wastes from other local and regional CAFOs. The Company hopes to have Phase 2 Kreider Project operational during the current fiscal year and hopes to sell the credits (under a long term contract(s)) during 2013 subject to continuing annual verification by the PADEP based on operating data from the Kreider Renewable Energy Facility. The review process to clarify certain issues related to credit calculation and verification is under way. Design and engineering work for this facility are still in early stages, joint venture agreements have not yet been completed, and the Company does not yet have financing in place for the Kreider Renewable Energy Facility. This opportunity is being pursued through PA-2.

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

Upon verification by the PADEP, we believe that the credits from the Kreider Farms Project will become the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions.  Further, we believe this will provide the basis for credit trading throughout the Chesapeake Bay watershed basin-wide (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed.

Bion has undertaken, and will continue to pursue work to establish appropriate public policies to facilitate environmental clean-up of CAFOs in the Chesapeake Bay states and at the federal level (and in other locales).

Bion also believes that it is reasonable to assume that a version of the Chesapeake Bay Program strategies developed by the US EPA and various state regulatory agencies to address the issue of excess nitrogen loadings to the Chesapeake Bay watershed clean-up will be subsequently applied to deal with the much larger nutrient pollution problems of the Mississippi River Basin that are a primary cause of the 'Dead Zone' in the Gulf of Mexico and similar problems in the Great Lakes and elsewhere. The US EPA has stated the intention that the strategies being developed for the Chesapeake Bay will be utilized in the Mississippi River Basin and other watersheds in the U.S. Note, however, that such an EPA initiative is certain to generate significant political opposition.  The Mississippi River Basin alone has been estimated to require more than 1 billion pounds of annual nitrogen reduction to remediate the ‘dead zone’ in the Gulf of Mexico. Applying the same metrics as above (Bion’s ability to profitably provide nitrogen reductions at a cost of $8-10 per pound per year compared to municipal wastewater and storm water removal costs of $25 or higher per pound per year), using Bion-type solutions would represent a potential benefit in excess of $25 billion annually to tax- and rate-payers of the 31 Mississippi River Basin states and the federal government. We believe that Bion will potentially have large business opportunities for utilization of its technology as efforts to clean up such polluted areas develop, but at present such opportunities are not quantifiable nor can a definitive timeline be predicted.

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

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation (in modules), a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project.  Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts on its two projects at Kreider Farms in Pennsylvania. However, the Company currently believes there is a significant likelihood that the Company will option land for an initial Integrated Project during the 2013 fiscal year and move into the development process.  In addition to the Pennsylvania beef cattle project, Bion has engaged in activities related to development of a similar Project to be located in upstate New York and has been in discussions with various local and state agencies in Nebraska regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion's current preliminary plans call for an initial beef-based Project to include up to approximately 72,000 beef cattle (in modules) integrated with a dedicated (existing or new) slaughter and cooking (further processing) facility and an ethanol plant (existing or newly constructed).  Bion anticipates that renewable energy produced from the cellulosic biomass that Bion's technology recovers from the livestock waste stream will replace most (if not all) of the fossil fuel needs of the ethanol production and other integrated facilities. Bion estimates that the basic capital expense for  such a Project (if all integrated facilities are newly built)  will be not less than $200 million and that the Project, if developed (in a greenfield manner), will result in the creation of 350 to 400 (or more) permanent long term jobs in the immediate region.  It is likely that the Company’s initial Integrated Project will be developed in stages.

Note that our initial Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired, Bion has no commitments from anyone related to financing or participation in this Project, and  no such Project has yet been developed by Bion (or others).  Notwithstanding the foregoing items, Bion anticipates that it may option land and commence the actual development phase during the current fiscal year.

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

Series C Convertible Preferred Stock (2010)

During April 2010 the Company concluded a private offering in which we sold 15,400 shares of our Series C Convertible Preferred Shares ('Series C Preferred Shares') and received net proceeds of approximately $1,339,800 after commissions and offering expenses. The Company sold 2,600 Series C Preferred Shares through June 30, 2010 in a second offering for net proceeds of approximately $226,200.  Through final closing on September 17, 2010 an additional 4,800 shares of Series C Preferred Stock were sold for net proceeds of approximately $417,600 for total net proceeds of approximately $643,800 from the sale of 9,350 shares of Series C Preferred Stock in the second offering. The Company had 32,150 shares of Series C Preferred Stock outstanding as of September 20, 2011. The Series C Preferred Shares pay a dividend of 2.5% per quarter (pro-rated), are convertible into our common shares at $4.00 per share. The Company has the right to call for the redemption of the Preferred Shares one year after the issuance of the initial Series C Preferred Shares and, if Bion initiates such a call for redemption, the holders of the Preferred Shares have the right to convert the Preferred Shares to common stock prior to such redemption.

Sales of Common Stock during 2012 and 2011 Fiscal Years

During the year ended June 30, 2012, the Company did not sell any shares of its unregistered common stock (not including issuance of 131,918 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan). During the year ended June 30, 2012, the Company sold  its unregistered securities in units as follows: a) 110,000 units at $2.50 per unit, and received proceeds of $275,000 ( each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016);  b) 140,000 units  at $2.50 per unit and received proceeds of $350,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014); c) 193,000 units  at $2.25 per unit and received proceeds of $434,250 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014).  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

PATENTS

We are the sole owner of seven currently active United States patents (numbered below), one Australian patent, one Canadian patent, one patent from New Zealand and two patents from Mexico (plus the pending applications set forth below):

Patent Numbers and date of issue:

United States Currently Issued:

(1)

6,689,274 – 2/10/04:  Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 6/28/2021)

(2)

6,908,495 – 6/21/05:  Low Oxygen Organic Waste Bioconversion System: (NdeN+divisional) Jere Northrop & James W. Morris (Exp 5/2/2021)

(3)

7,431,839 – 10/7/08:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) James W. Morris & Jere Northrop (Exp 12/26/2021)

(4)

7,575, 685 – 8/18/09: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA) James W. Morris & Jere Northrop (Exp 2/8/2021)

(5)

7,879,589 – 2/1/11:  Micro-Electron Acceptor Phosphorous Accumulating Organisms: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 2/8/2021)

(6)

8,039,242 – 10/18/11:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 2/8/2021)

(7)

12/713,011 – 10/18/11:  Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 2/25/29)

Australia Issued:

(1)

2002-227,224 – 11/8/01: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

Canada Currently Issued:

(1)

1,336,623 – 8/8/95:  Aqueous Stream Treatment Process; Jere Northrop (Exp 8/8/2012)

Mexico Issued:

(1)

240,124 – 11/8/01: Low Oxygen Organic Waste Bioconversion System; 9/8/06 (notified 3/26/07) (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

(2)

263,375 – 12/19/08: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

New Zealand Currently Issued:

(1)

526,342 – 7/7/05: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

United States Currently Pending:

(P-1) 11/592,511 (11/3/06 application date): Environmentally Compatible Integrated Food and Energy Production System: (Etanol) Dominic T. Bassani, James W. Morris, Jere Northrop, George W. Bloom, Jeffrey H. Kapell and Stephen J. Pagano.

Canada Currently Pending:

(P-C-1) 2428417 (first office action 4/9/10; 11/8/01 application date): Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris.

(P-C-2) 2503166 (awaiting first office action 8/31/10; 4/18/05 application date): Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) Jere Northrop & James W. Morris.

European Union Currently Pending:

(P-E-1) 1993586.5 (first office action 6/8/10; 11/8/01 application date): Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris.

Concurrent applications are under consideration for the European Union, Brazil, and Argentina.

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

RESEARCH AND DEVELOPMENT

During the years ended June 30, 2012 and June 30, 2011, respectively, we expended approximately $162,000 and $637,000 (including non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects and remediation activities.  Bion's main efforts were directed at further refinement of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model.  Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed.  The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the years prior to 2009 due to the fact that during the subsequent years a greater portion of the Company's activities were focused on commercialization and business development based on our technology.

Environmental Protection/Regulation and Public Policy

In regards to development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, ethanol production and end product producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO waste treatment and are impacted by environmental regulations in at least five different ways:

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
• To the extent we own or operate Integrated Projects including CAFO facilities and ethanol plants, those facilities will be subject to environmental regulations; and

•

Appropriate public policies need to be developed and implemented to facilitate environmental clean-up at CAFOs and the sale of nutrient reduction credits from such activities in order for the Company to monetize the nutrient reduction credits generated by its facilities.

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

EMPLOYEES

As of September 15, 2012, we had 12 employees and primary consultants, 10 of whom are performing services for the Company on a full-time basis and 2 of whom provide consulting services to the Company on a part-time basis.  Our future success depends in significant part on the continued service of our key technical and senior management personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good.  None of our employees is covered by "key person" life insurance.

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

The Company is the sole owner of seven currently active United States patents, one United States Patent granted awaiting issue/publication, one Australian patent, one Canadian patent, one patent from New Zealand and two patents from Mexico.

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

	2011		2012
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$2.70	$1.25	$3.49	$2.40
Second Fiscal Quarter	$3.66	$2.63	$2.99	$1.30
Third Fiscal Quarter	$3.45	$2.80	$2.75	$2.02
Fourth Fiscal Quarter	$3.20	$2.45	$2.49	$1.46

(b)  Holders

The number of holders of record of our common stock at September 1, 2012 was approximately 1,617.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During fiscal year 2012 the Company paid an aggregate dividend of $69,175 and $80,375, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. During fiscal year 2011 the Company paid an aggregate dividend of $281,700 and $233,892, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 8,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 12, 2012, 5,261,145 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2012 through September 12, 2012.  Of the 5,261,145 options, 4,671,145 are vested as of September 12, 2012. Additionally, 642,500 shares of Contingent Stock Bonuses (of which 175,000 are vested) and 335,000 shares of Stock Bonuses have been granted under the Plan, of which 315,000 are vested as of September 12, 2012.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	5,111,145	2.86	2,888,855

Equity compensation plans not approved by security holders	-	-	-

Total	5,111,145	2.86	2,888,855

(e)  Recent Sales of Unregistered Securities

During the year ended June 30, 2012, the Company did not sell any shares of its unregistered common stock (not including issuance of 131,918 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan). During the year ended June 30, 2012, the Company sold  its unregistered securities in units as follows: a) 110,000 units at $2.50 per unit, and received proceeds of $275,000 ( each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016);  b) 140,000 units  at $2.50 per unit and received proceeds of $350,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014); c) 193,000 units  at $2.25 per unit and received proceeds of $434,250 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014).  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

During the year ended June 30, 2010 the Company concluded a private offering in April 2010 in which we sold 15,400 shares of our Series C Convertible Preferred Shares ('Series C Preferred Shares') and received net proceeds of approximately $1,339,800 after commissions and offering expenses. The Company sold an additional 2,600 Series C Preferred Shares through the June 30, 2010 interim closing of the second offering for net proceeds of approximately $226,200.

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

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2012 and 2011 ("Financial Statements").

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

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). The re-development process is now substantially complete and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation. Currently, Bion is focused on using applications of its patented waste management technology to pursue two main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed and/or states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; and 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors. The Company has been pursuing these opportunities within the United States during the later stages of technology re-development and has recently begun activities to pursue such opportunities internationally.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the Company received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.   Bion finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, Bion can now commence generating and verifying nutrient reduction credits for sale during the 2013 fiscal year while continuing to utilize the system to test improvements and add-ons.  Additionally, the Kreider System has met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and the Pennvest Loan is now solely an obligation of PA-1.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider System. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently amended EPA Chesapeake Bay model. The Company intends to have the Phase 2 Kreider Project operational during the 2013 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under a long term contracts) during the 2013 fiscal year subject to verification by the PADEP.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months. It is anticipated that such activities will accelerate now that the Company has received final permits for the initial KF System (and as its credits are verified).  Now that final permitting and verification plan approval has been completed at the Kreider System, he Company intends to seek to advance commercial sales in additional areas which face deadlines to meet EPA TMDL requirements.

Additionally, we believe that Bion's technology platform will allow the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, and on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs, and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. In addition an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thereby reducing the CAFO's feeding costs as well as generating revenue to the ethanol plant, and would also provide a market for the renewable energy that Bion's System produces from the CAFO waste stream. And, in some cases the nutrient rich liquid effluent from the Bion system modules may be directly utilized for greenhouse and/or hydroponic agriculture. Accordingly, such Bion Integrated Projects can be denominated "closed loop".  Bion, as developer of, and participant in, Integrated Projects, anticipates that it will share in the cost savings and the revenues generated from these activities.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania and anticipates optioning land for such a Project during the current calendar year or soon thereafter.  Note that locations in other states are also under review and   the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2013-2015 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2019) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2012 and 2011 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the Company had a working capital deficit and a stockholders’ deficit of approximately $345,000 and $858,000, respectively.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2012 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Revenue Recognition

While the Company has not recognized any operating revenues for the past two fiscal years, the Company anticipates that it will commence generation of revenues during the 2013 fiscal year.  Revenues will be generated from the sale of nutrient reduction credits, product sales, technology license fees, annual waste treatment fees and/or direct ownership interests in Integrated Projects.  The Company expects to recognize revenue from the sale of nutrient credits and products when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured.  The Company expects that technology license fees will be generated from the licensing of Bion's systems.  The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship.  In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

YEAR ENDED JUNE 30, 2012 COMPARED TO THE YEAR ENDED JUNE 30, 2011

General and Administrative

Total general and administrative expenses were $6,363,000 and $6,338,000 for the years ended June 30, 2012 and 2011, respectively.

General and administrative expenses, excluding stock-based compensation charges of $3,716,000 and $3,470,000 for the years ended June 30, 2012 and 2011, respectively, were $2,647,000 and $2,868,000 for the years ended June 30, 2012 and 2011, respectively, representing a $221,000 decrease.  Legal fees were $220,000 for the year ended June 30, 2012 compared to $527,000 for the year ended June 30, 2011, with the decrease being attributable to a change in lobbying firms Bion utilized during the 2012 fiscal year.  Salaries and related payroll tax expenses increased to $965,000 for the year ended June 30, 2012 from $944,000 for the year ended June 30, 2011, primarily due to the hiring of the Company’s Executive Vice Chairman effective January 1, 2011 and a business development employee effective March 1, 2011, and higher salaries for certain employees effective July 1, 2011.  Business insurance expenses were $89,000 and $43,000 for the years ended June 30, 2012 and 2011, respectively, with the increase being attributable to the Company carrying Directors and Officers insurance and property and liability insurance related to the Kreider project during the 2012 fiscal year.  Consulting expenses for the year ended June 30, 2012 increased slightly to $772,000 from $735,000 for year ended June 30, 2011 primarily due to additional strategic planning and business development.  Investor relations expenses were $76,000 and $40,000 for the years ending June 30, 2012 and 2011, respectively, with the increase being attributable to the Company’s effort to have a higher profile with the development of the Kreider 1 Project.

General and administrative stock-based compensation for the years ended June 30, 2012 and 2011 consists of the following:

	Year ended June 30, 2012	Year ended June 30, 2011
General and administrative:
Fair value of stock bonuses expensed	$ 1,035,000	$ 685,000
Fair value of stock issued to an employee	100,000	-
Change in fair value from modification of option terms	95,000	955,000
Fair value of stock options expensed under ASC 718	2,486,000	1,830,000
Total	$3,716,000	$3,470,000

Stock-based compensation charges increased to $3,716,000 from $3,470,000 for the years ended June 30, 2012 and 2011, respectively.  Compensation expense relating to stock options was $2,486,000 and $1,830,000 during the years ended June 30, 2012 and 2011, respectively, and the increase is due to more options being vested upon grant date during the year ended June 30, 2012.  The Company also recognized general and administrative non-cash compensation expenses of $1,035,000 and $685,000 due to the granting and vesting of stock bonuses during the years ended June 30, 2012 and 2011, respectively.  The non-cash compensation expense related to stock bonuses was higher during the year ended June 30, 2012 due to the granting of 390,000 shares in connection with the extension of two key officer’s employment agreements.  Compensation expense relating to the change in fair value from the modification of option terms was $95,000 and $955,000 for the years ended June 30, 2012 and 2011, respectively.  During the year ended June 30, 2012 the options of two key employees were modified, versus several key employees and consultants during the year ended June 30, 2011.

Research and Development

Total research and development expenses were $162,000 and $637,000 for the year ended June 30, 2012 and 2011, respectively.

Research and development expenses, excluding stock-based compensation charges of $50,000 and $468,000 for the year ended June 30, 2012 and 2011, respectively, were $112,000 and $169,000, respectively.  The primary reason for the decrease is due to legal fees decreasing from $66,000 for the year ended June 30, 2011 to $33,000 for the year ended June 30, 2012.  Legal fees are lower for the year ended June 30, 2012 due to lower activity regarding patents and the increased use of a different patent attorney.  Salaries and related payroll taxes related to research and development decreased from $96,000 for the year ended June 30, 2011 to $76,000 for the year ended June 30, 2012 due to the redirection of employee time from research and development projects to the Kreider 1 Project during fiscal year 2012.

Research and development stock-based compensation for the years ended June 30, 2012 and 2011 consists of the following:

	Year ended June 30, 2012	Year ended June 30, 2011
Research and development:
Change in fair value from modification of option terms	$ -	$200,000
Fair value of stock options expensed under ASC 718	50,000	268,000
Total	$ 50,000	$468,000

Stock-based compensation expense decreased from $468,000 for the year ended June 30, 2011 to $50,000 for the year ended June 30, 2012.  The decrease is due to the signing in March 2011 of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of the new employment agreement.  The new employment agreement also entitled the employee to modifications of stock options resulting in the extension of certain expiration dates which resulted in incremental non-cash compensation expense of $200,000 being recorded for the year ended June 30, 2011.  There were no similar charges for the year ended June 30, 2012.

Loss from Operations

As a result of the factors described above, the loss from operations was $6,525,000 and $6,975,000 for the years ended June 30, 2012 and 2011, respectively.

Other Expense and (Income)

Other expense and (income) was $(60,000) and $24,000 for the years ended June 30, 2012 and 2011, respectively.  Interest expense increased to $68,000 for the year ended June 30, 2012 from $29,000 for the year ended June 30, 2011.  Interest expense increased due to the interest allocated to the additional warrants issued to the 2011 UNIT holders for amending their subscription agreements and the accrual of interest on the 2011 and 2012 deferred compensation balances owed to Brightcap and Mark Smith as of June 30, 2012. During the year ended June 30, 2012, the Company recognized other income of $126,000 due to the gain on extinguishment of liabilities, for which the Company was legally released from payment.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $17,000 and $6,000 for the years ended June 30, 2012 and 2011, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $6,448,000 and $6,992,000 for the years ended June 30, 2012 and 2011, respectively, representing a $0.13 decrease in the net loss per basic and diluted common share from $0.61 to $0.48.  For the year ended June 30, 2012, the Company recorded $755,000 as an inducement offered to its Series C Preferred stockholders to convert their Series C Preferred shares into the Company’s restricted common shares at a conversion rate of $3.00 versus the original conversion rate of $4.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the year ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2012 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2012, the Company had cash of approximately $400,000. During the year ended June 30, 2012,

net cash used in operating activities was $2,552,000, primarily consisting of cash operating expenses and the pay down of year end accounts payable and accrued expenses related to the KF Project. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2012 the Company used $897,000 for the final construction and testing during the shakedown period of the KF Project, which has been capitalized as property and equipment.  Also during the year ended June 30, 2012, the Company’s requirement to maintain an interest reserve bank account of $25,000 associated with a line of credit the Company utilized as interim financing for the purchase of equipment and payment of construction costs covered under the Pennvest Loan was removed, and the funds are no longer restricted.

Financing Activities

During the year ended June 30, 2012, the Company received cash proceeds of $1,259,000 related to the sale of its restricted units, consisting of a common share and a warrant to purchase one half of a common share.  Cash of $1,342,000 was provided from the Pennvest Loan, which funds were utilized by the Company during the year ended June 30, 2012 to pay vendors for equipment and the construction of the KF Project.  The Company used $69,000 and $80,000 for Series B and Series C preferred dividends payments, respectively, and the Company also paid $22,000 in broker commissions during the conversions of the Series B and Series C preferred shares into common shares of the Company.

As of June 30, 2012 the Company has debt obligations consisting of deferred compensation of $917,000 and a loan payable of $7,754,000 (owed by PA-1).  In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of June 30, 2012, the Company has 17 months remaining on the lease.

Plan of Operations and Outlook

As of June 30, 2012, the Company had cash of approximately $400,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any revenues. During fiscal year 2012 the Company experienced greater difficulty in raising equity funding than in the prior year. As a result, the Company faced (and continues to face), significant cash flow management challenges due to severe working capital constraints. While the Company hopes to commence revenue generation during the 2013 fiscal year, it is not currently generating any revenues. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring cash compensation. As of September 19, 2012 such deferrals totaled approximately $1,046,000 (including accrued interest). From July 1, 2012 through September 19, 2012 the Company has raised proceeds of $322,500 through sale of its securities (Note 13 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any revenues.  The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF facilities.

In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.75 million loan to the Company for the initial stage of the KF Project.  The Company received a permit for construction of the KF Project on August 12, 2010. Initial construction commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest on January 6, 2011.  From January 1, 2011 through June 30, 2012, the Company has received reimbursements of $7,754,000 pursuant to the Pennvest Loan.  The Company recently provided Pennvest with data demonstrating that  the Kreider System has met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result,  the Pennvest Loan is now solely an obligation of PA-1.

The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more Integrated Projects.  There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

Bion has completed the construction of the Phase 1 Kreider System and a period of system ‘operational shakedown’ commenced during mid-2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  The Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient reduction credits for this project and the Company anticipates that these credits will be verified by the PADEP during the next six months and that the Company will be able to  sell these credits (under a long term contract) during the 2012 calendar year.  Final permits and verification plan approvals were received during August 2012.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18 months. It is anticipated that such activities will accelerate now that the Company has received the final permits for the initial KF System (and its credits are verified) and publishes further data on KF System performance during the fall of 2012. Bion’s first commercial activities in this area are the Kreider projects in Pennsylvania.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider dairy System. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently amended EPA Chesapeake Bay model. The Company intends to have the Phase 2 Kreider Project operational during 2013, and hopes to enter into agreements related to sale of the credits for future delivery (under a long term contracts) during the 2013 fiscal year subject to verification by the PADEP.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania or upstate New York and anticipates optioning land for such a Project in one of those areas during the current calendar year or soon thereafter.  Note that locations in other states are also under review and   the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2013-2015 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2019) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)   The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820.  The Company has provided the lessor with a letter of credit in connection with the lease in the amount of $57,315 as of June 30, 2012. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects.  The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease.  Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment.  During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658.  Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

2)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and  PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Phase 1 Kreider System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Phase 1 Kreider System. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year and will receive final permits during the 2012 calendar year.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project.

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

The consolidated financial statements are set forth on pages F-1 through F-25 hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2012, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2012 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2012. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.  We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	62	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	61	Executive Vice Chairman and Director

Jon Northrop	69	Secretary and Director

Dominic Bassani	66	Chief Executive Officer

Significant Employees:

Jeremy Rowland	49	Chief Operating Officer of Services Group

James W. Morris	62	Chief Technology Officer

George W. Bloom	58	Chief Engineering Officer

Mark A. Smith (62) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (66) Edward Schafer has served the Company's senior management team as Executive Vice Chairman and a member of the Company's Board of Directors on January 1, 2010. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer has served as a director of Continental Resources (NYSE-CLR) since October 2011. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011.  Mr. Schafer has served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (69) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (66) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary.  He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (now EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

Jeremy Rowland (49) joined Bion on September 18, 2006 and presently serves as Chief Operating Officer of Services Group and as a Manager of Bion PA1, LLC. Prior to joining Bion, he worked for URS Corporation, a major national engineering/consulting firm, for 16 years where he developed and lead URS's efforts in the renewable energy marketplace. Mr. Rowland has eighteen years’ experience in multi-disciplinary energy and environmental project development and management throughout the U.S. and overseas. Mr. Rowland's areas of expertise include renewable energy project development, distributed generation (mostly combined heat/power), large-scale power plant developments, and strategic energy management. Mr. Rowland earned his MS in Environmental Science in 1987 and his BS in Forest Ecology in 1985 from Southern Illinois University, School of Agriculture Science.

James W. Morris (62) has served as Bion's Chief Technology Officer since February 2002 and is co-inventor of portions of the Bion’s technology.  Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience.  Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University.  He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

George W. Bloom (58), Bion's Chief Engineering Officer, has been with Bion since December 2000 and served as Chief Operating Officer since January 15, 2002 of our Bion Technologies, Inc. subsidiary until our 2008 functional reorganization.  From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure.  Mr. Bloom is a registered professional engineer with over twenty years of environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities.  Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

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

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation	Total

Mark A. Smith (3) President and Interim Chief Financial Officer Since March 25, 2003, and Director	2012 2011	$234,000 $222,000	$ - $40,000	$240,300 $232,000	$ 334,000 $ 401,530	$ - $ -	$ - $ -	$ - $ -	$ 808,300 $ 895,530

Brightcap/ Dominic Bassani (4) VP-Special Projects & Strategic Planning and Chief Executive Officer	2012 2011	$312,000 $312,000	$ - $ -	$795,000 $116,000	$1,203,500 $ -	$ - $ -	$ - $ -	$ - $ -	$2,310,500 $ 428,000

Edward Schafer (5) Executive Vice Chairman and Director	2012 2011	$150,000 $125,000	$ - $ -	$ - $ -	$ 146,200 $ 560,663	$ - $ -	$ - $ -	$ - $ -	$ 296,200 $ 685,663

George W. Bloom Chief Operating Officer Bion Technologies	2012 2011	$180,000 $150,000	$ - $ -	$ - $ 61,367	$ 490,484 $ -	$ - $ -	$ - $ -	$ - $ -	$ 670,484 $ 211,367

James W. Morris Chief Technology Officer Bion Technologies	2012 2011	$180,000 $150,000	$ - $ -	$ - $ 62,208	$ 206,062 $ 546,245	$ - $ -	$ - $ -	$ - $ -	$ 386,062 $ 758,453

Jeremy Rowland Chief Operating Officer of Services Group	2012 2011	$150,000 $150,000	$ - $ -	$ - $ 46,867	$ 3,943 $ 116,886	$ - $ -	$ - $ -	$ - $ -	$ 153,943 $ 313,753

William O’Neill (6) Chief Executive Officer and Director	2012 2011	$ - $112,500	$ - $ -	$ - $ -	$ - $ 803,544	$ - $ -	$ - $ -	$ - $ -	$ - $ 916,044

_______________

(1)

Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)

Effective July 18, 2011, Mr. Smith has agreed to provide services to Bion and subsidiaries through December 31, 2012, at an annual salary of $240,000 commencing January 1, 2012.  Mr. Smith's previous agreement dated July 27, 2010 increased his monthly salary to $19,000 commencing September 1, 2010.

(4)

On September 30, 2009 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through September 30, 2012.  Effective May 13, 2011, the Company appointed Mr. Bassani Chief Executive Officer due to the resignation of William O'Neill.  In July 2011, the Company and Brightcap agreed to an extension of Mr. Bassani's services through June 30, 2014 at a salary of $26,000 per month.

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

Employment Agreements

Effective March 31, 2007 Mark A. Smith, our President, agreed to serve as President, General Counsel and as a Director of the Company and its subsidiaries until December 31, 2007 for compensation at an annual rate of $150,000. The amount deferred through June 30, 2007 under this arrangement is $37,500 which sum has been accrued on a non-convertible and non-interest bearing basis.  Amounts accrued prior to April 1, 2006 in the amount of $401,954 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion, or $2.00 per share.  The note is mandatorily convertible on July 1, 2009.  On March 31, 2007, Mr. Smith agreed to accept $151,645 of the Company's 2007 Series A Convertible Notes ("Series A Notes") in exchange for his deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory note issued on January 1, 2007 for Mr. Smith's deferred compensation from April 1, 2006 through December 31, 2006. As of May 31, 2008, the Company entered into an extension agreement with Mr. Smith  through December 31, 2009 (part of which period may consist of consulting) which allowed for the conversion of deferred compensation accrued through June 30, 2008 of $179,280 into 89,640 common shares of the Company. On January 11, 2009, the Company and Mr. Smith entered into an agreement pursuant to which Mr. Smith will continue to hold positions of Director, President and General Counsel of the Company and its subsidiaries. Mr. Smith was granted a $37,500 bonus in the form of a warrant (and extension of outstanding warrants previously issued to Mr. Smith), immediately vested, to purchase 300,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and Mr. Smith agreed to accept pre-payment of his calendar year 2009 base compensation of $150,000 in the form of 200,000 restricted shares of Company common stock at a price of $0.75 per share.  In addition, Mr. Smith converted his deferred compensation as of December 31, 2008 of $66,076 into 88,102 shares of the Company's common stock at $.75 per share. On September 30, 2009, the Company and Mr. Smith entered into an extension agreement whereby Mr. Smith agreed to continue to hold his current position in the Company through a date no later than December 31, 2010. Commencing January 1, 2010, Mr. Smith was paid a monthly salary of $16,000 in addition to a cash bonus of $15,000 paid in January 2010. In addition Mr. Smith was granted a $20,000 bonus payable in warrants to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019.  Effective on July 27, 2010, the Company executed another extension agreement with Mr. Smith pursuant to which he agreed to extend his service to the Company through a date no later than December 31, 2011 at a salary of $19,000 per month. In connection therewith the Company granted MAS a cash bonus of $20,000 payable on January 1, 2011, and a bonus of $20,000 payable in the form of 200,000 warrants exercisable to purchase the Company's restricted stock at a price of $2.00 per share until January 15, 2019. Effective during July 2011, the Company entered into an extension agreement pursuant to which Mr. Smith will continue to hold his current positions in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith will be paid a monthly salary of $20,000.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common shares in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Mr. Smith will be paid a monthly salary of $21,000 (which is currently being deferred) and added to his 2011/2012 Deferred Compensation).  In addition, Mr. Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, respectively, which shares vested immediately.  As part of the extension agreement, Mr. Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 common shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Smith is still providing services to the Company on such date).

Dominic Bassani, full-time consultant to the Company and Director-Special Projects and Strategic Planning of Projects Group, agreed, through Brightcap, to serve as a consultant to Bion and Projects Group until March 31, 2009 for compensation of $300,000 per year.  Amounts accrued prior to September 30, 2005 in the amount of $549,704 (principal and accrued interest) are represented by a convertible promissory note bearing interest at the rate of 6% per annum and convertible after July 1, 2007 into the Company's common stock at the lower of the current market value at the time of conversion or $2.00 per share.  The note was mandatorily convertible on July 1, 2009.  On March 31, 2007 Brightcap agreed to accept $455,486 of the Company's Series A Notes in exchange for its deferred compensation for the period from January 1, 2007 through March 31, 2007 and the Company's promissory notes issued on January 1, 2007 for its deferred compensation owed by Bion on December 31, 2006. The amount deferred through June 30, 2007 under this arrangement was $75,000 which sum is accrued on a non-convertible and non-interest bearing basis.  During fiscal year 2008, the Company entered into an agreement with Brightcap converting deferred compensation of $350,000 owed as of May 31, 2008 into a promissory note with a conversion agreement.  The convertible note plus accrued interest totaling $350,805 was exchanged for 175,403 common shares at $2.00 per share of the Company on June 15, 2008. As of June 30, 2008 the Company owed Brightcap deferred compensation of $25,000. On January 11, 2009, the Company entered in an agreement which extends Mr. Bassani's services under the terms of the March 31, 2005 agreement to September 30, 2009.  In addition, Mr. Bassani was granted a bonus of $125,000 in the form of a) warrant, immediately vested, to purchase 1,000,000 shares of the Company's common stock at $0.75 per share until December 31, 2018 and b) the extension of all warrants previously issued to either Brightcap or Mr. Bassani, now held by their donees, to December 31, 2018.  Pursuant to the agreement the Company no longer defers compensation earned by Brightcap and since July 2009, Brightcap has been paid in cash. The agreement granted Brightcap the right, at its sole election, to convert its existing deferred compensation as of December 31, 2008 of $175,000 into 233,334 shares of the Company's common stock at a price of $0.75 per share until December 31, 2009.  The Brightcap Agreement also extended the maturity date of Mr. Bassani's then outstanding $50,000 promissory note to June 30, 2009 and allowed for the conversion of the principal and interest, in whole or in part, at the election of Mr. Bassani, into the Company's restricted common shares at $0.75 per share. The promissory note was converted on June 30, 2009. Brightcap's $150,000 deferred compensation for the period from January 1, 2009 through June 30, 2010 is now due on July 1, 2010 and Brightcap has the right to convert this obligation, in whole or in part, to the Company's common stock at $1.50 per share until June 30, 2010. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually. In conjunction with the extension agreement, Mr. Bassani was granted a $60,000 bonus payable in warrants to purchase 600,000 shares of the Company's common stock at a price of $2.50 per share until January 15, 2019. Mr. Bassani was also granted an extension on the conversion date of the $175,000 deferred compensation from December 31, 2009 until January 14, 2010. Effective June 30, 2010 Dominic Bassani, Director-Strategic Planning and Special Projects of our Bion Integrated Projects Group, Inc. subsidiary and full-time consultant to the Company, extended the maturity date of the $150,000 convertible obligation due to him to July 1, 2011. In connection with the extension, Mr. Bassani received a $15,000 bonus which was added to the principal of the obligation and the obligation was made interest bearing at a 10% annual simple interest rate. The obligation continues to be convertible into the Company's restricted common stock at a price of $1.50 per share.  Due to the resignation of the Company’s prior Chief Executive Officer, the Board ratified the appointment of Mr. Bassani as the Company's CEO effective May 13, 2011.  Effective on July 15, 2011, Mr. Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month, to be re-evaluated in January 2012.  In addition Mr. Bassani’s convertible deferred compensation has been extended to January 15, 2013 and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share and expire on December 31, 2019. Effective July 15, 2012, Mr. Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2014.  Mr. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred and added to his 2011/2012 Deferred Compensation) and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested.   As part of the extension agreement, Mr. Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 common shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Mr. Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Mr. Schafer was also granted 200,000 options to purchase shares of the Company’s common stock, effective January 1, 2011, exercisable at $3.00 per option until January 15, 2018.  Effective July 15, 2012, the Company entered into a deferral/employment/compensation agreement with Edward Schafer pursuant to which Mr. Schafer will continue to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Mr. Schafer’s services will remain unchanged and Mr. Schafer will be issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which are immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Schafer is still providing services to the Company on such date).

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexer- cised Options (#) Exercis- able	Number of Securities Underlying Unexercised Option(#) Unexercis- able	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expira- tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3)	Equity Incentive Plan Awards: Marked or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Mark A. Smith	20,000	-	-	$2.00	2014	-	-	-	-
Mark A. Smith	10,000	-	-	$2.50	2015	-	-	-	-
Mark A. Smith	12,500	-	-	$4.25	2014	-	-	-	-
Mark A. Smith	50,000	-	-	$5.00	2014	-	-	-	-
Mark A. Smith	12,500	-	-	$5.50	2014	-	-	-	-
Mark A. Smith	100,000	-	-	$4.25	2014	-	-	-	-
Mark A. Smith	125,000	-	-	$2.20	2014	-	-	-	-
Mark A. Smith	70,000	-	-	$2.50	2014	-	-	-	-
Mark A. Smith	25,000	-	-	$1.00	2014	-	-	-	-
Mark A. Smith	25,000	-	-	$1.25	2014	-	-	-	-
Mark A. Smith	25,000	-	-	$2.25	2015	-	-	-	-
Mark A. Smith	25,000	-	-	$2.50	2015	-	-	-	-
Mark A. Smith	200,000	-	-	$3.00	2019	-	-	-	-

Brightcap/ Dominic Bassani	725,000	-	-	$3.00	2019	-	-	250,000	545,000

Edward Schafer	300,000	-	-	$2.25	2018	-	-	-	-
Edward Schafer	200,000	-	-	$3.00	2018	-	-	-	-

George W. Bloom	100,000	-	-	$2.50	2015	-	-	75,000	163,500
George W. Bloom	20,000	-	-	$2.00	2015	-	-	-	-
George W. Bloom	100,000	-	-	$3.00	2014	-	-	-	-
George W. Bloom	80,000	-	-	$3.00	2015	-	-	-	-
George W. Bloom(1)	100,000	150,000	-	$3.00	2018	-	-	-	-

James W. Morris	20,000	-	-	$2.00	2015	-	-	75,000	163,500
James W. Morris	100,000	-	-	$2.50	2015	-	-	-	-
James W. Morris	80,000	-	-	$3.00	2015	-	-	-	-
James W. Morris	100,000	-	-	$3.00	2014	-	-	-	-
James W. Morris(2)	100,000	150,000	-	$3.00	2018	-	-	-	-

Jeremy Rowland	150,000	-	-	$3.00	2014	-	-	-	-
Jeremy Rowland	50,000	-	-	$3.00	2014	-	-	-	-

William O’Neill	70,312	-	-	$3.10	2018	-	-	-	-

________________

(1)

Common share purchase options to acquire 250,000 shares of common stock at $3.00 per share were granted on January 1, 2011.  These options vest over a four year period (1/5 each year) beginning from the grant date anniversary.

(2)

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

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)

Jon Northrop(2)	-	-	15,375	-	-	-	15,375

______________

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At September 12, 2012, the Company had issued 16,973,839 shares of its common stock, of which 16,269,530 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 12, 2012 by:

•

each person that is known by us to beneficially own more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers and significant employees; and

•

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 12, 2012.  Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 16,268,808, shares outstanding as of September 12, 2012.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	4.2%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	5,813,609	28.3%	29.3%

Chris-Dan, LLC (3) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	1,055,692	6.2%	6.5%

Bright Capital, Ltd. (4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	787,224	4.5%	4.7%

Anthony Orphanos(5) c/o Blacksmith Advisors, LLC 40 West 57th Street New York, NY 10012	1,451,533	8.5%	8.8%

Danielle Christine Bassani(6) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	624,000	3.6%	3.7%

Mark A. Smith(7)	2,194,154	12.0%	12.5%

Edward T. Schafer(8)	676,731	3.9%	4.0%

Jon Northrop(9)	414,809	2.4%	2.5%

Jeremy Rowland(10)	235,000	1.4%	1.4%

James Morris(11)	557,073	3.2%	3.3%

George Bloom(12)	580,050	3.3%	3.4%

All executive officers, directors and significant employees as a group (7 persons)	10,259,426	42.9%	44.2%

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

(2)

Includes 45,624 shares, 725,000 shares underlying options and 2,230,000 shares underlying warrants held directly by Mr. Bassani; 233,324 shares and 550,000 shares underlying warrants held by Bright Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner; 1,055,692 shares held by Chris-Dan, LLC of which Mr. Bassani is owner; 30,000 shares and 30,000 shares underlying warrants owned jointly with Mr. Bassani’s wife;  9,036 shares and 25,000 shares underlying warrants held by Mr. Bassani's wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife.  Also includes 58,000 shares owned by Mr. Bassani's daughter, Danielle Bassani.  Mr. Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation.  Does not include 600,000 shares, in aggregate, which the Company has committed to issue to Mr. Bassani during 2014-2016.  Does not include units that could be issued on the conversion (at the election of Brightcap) by Brightcap of deferred compensation in the amount of $374,920 including interest which was due as of June 30, 2012.  The due date of this compensation has been deferred to January 15, 2014, and Brightcap has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be the lower of $2.50 per unit and the lowest price at which the Company issues its common stock during the period commencing on April 1, 2012 and ending on January 15, 2014.  Mr. Bassani disclaims ownership of 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Represents 1,055,692 shares held directly by Chris-Dan, LLC, which is owned by Dominic Bassani.

(4)

Represents 237,224 shares held directly by Bright Capital, Ltd. and 550,000 shares underlying warrants held by Bright Capital, Ltd.  Does not include units that could be issued on the conversion (at the election of Brightcap) by Brightcap of deferred compensation in the amount of $374,920 including interest which was due as of June 30, 2012.  The due date of this compensation has been deferred to January 15, 2014, and Brightcap has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be the lower of $2.50 per unit and the lowest price at which the Company issues its common stock during the period commencing on April 1, 2012 and ending on January 15, 2014.

(5)

Includes 493,563 shares held directly by Mr. Orphanos plus 132,000 and 10,000 shares, respectively, underlying warrants and options held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and 685,707 shares held in IRA accounts.  Not included are 566,000 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee and 2,229,980 common shares owned by certain clients of Mr. Orphanos, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 45,624 shares held by Mr. Bassani personally; and c) 58,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(6)

Represents 566,000 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees and 58,000 shares owned by Danielle Bassani, beneficiary of the trust.

(7)

Includes 768,883 shares held directly by Mark A. Smith; 700,000 shares underlying options held directly by Mr. Smith; 546,500 shares underlying warrants held directly by Mr. Smith; 20,834 shares held jointly with his wife; 70,256 shares held by his wife; and 87,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith.  Does not include 150,000 shares of contingent stock bonuses and 240,000 shares under the Company’s 2006 Consolidated Investment Plan that the Company has committed to issue to Mr. Smith during 2013-2015.  Does not include units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation in the amount of $260,532 including interest of $7,328 which was due as of June 30, 2012.  The due date of this compensation has been deferred to January 15, 2014, and Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be the lower of $2.50 per unit and the lowest price at which the Company issues its common stock during the period commencing on April 1, 2012 and ending on January 15, 2014.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.  Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(8)

Includes 76,731 shares held directly by Mr. Schafer and options to purchase 600,000 shares (some of which options are subject to vesting conditions not yet met).  Does not include 25,000 shares of contingent stock bonuses.

(9)

Includes 118,466 shares held directly by Jon Northrop; 16,464 shares owned by Jon Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; options to purchase 245,000 shares held by Jon Northrop; and 20,730 shares owned by a family trust, 3,513 shares held by the Harley Northrop Family Foundation and 1,371 shares owned by the Harley Northrop Charitable Remainder UniTrust.  Does not include shares owned by the adult children of Jon Northrop.

(10)

Mr. Rowland holds 35,000 shares and options to purchase 200,000 shares.

(11)

Mr. Morris holds 7,073 shares and options to purchase 550,000 shares (some of which options are subject to vesting conditions not yet met).  Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(12)

Mr. Bloom holds 30,050 shares (20,000 subject to vesting conditions not yet met) and options to purchase 550,000 shares (some of which options are subject to vesting conditions not yet met). Mr. Bloom has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2012 and June 30, 2011 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $57,000 and $59,000, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2010 and June 30, 2011.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2011 and June 30, 2012 were $9,100 and $5,278, respectively.

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

10.79

Resignation of William O’Neill (effective May 13, 2011). (24)

10.80

PADEP Certification of Kreider Poultry Credits. (25)

10.81

Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (26)

10.82

Smith Extension Agreement (executed August 31, 2011) (26)

10.83

Bloom Employment Agreement (executed September 30, 2011) (27)

10.84

Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (28)

10.85

Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (29)

10.86

Kreider Permit (dated August 1, 2012) (29)

10.87

Memorialization of Smith Extension Agreement (dated August 14, 2012) (30)

10.88

Memorialization of Bassani Extension Agreement (dated August 14, 2012) (30)

10.89

Memorialization of Schafer Agreement (dated August 21, 2012) (30)

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

(21)

Filed with Form 8-K on December 6, 2010.

(22)

Filed with Form 8-K on December 28, 2010.

(23)

Filed with Form 8-K on March 16, 2011.

(24)

Filed with Form 8-K on May 13, 2011.

(25)

Filed with Form 8-K on June 1, 2011.

(26)

Filed with Form 8-K on September 2, 2011.

(27)

Filed with Form 8-K on October 4, 2011.

(28)

Filed with Form 8-K on April 4, 2012.

(29)

Filed with Form 8-K on August 3, 2012

(30)

Filed with Form 8-K on August 21, 2012.

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

YEARS ENDED JUNE 30, 2012 AND 2011

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm F-2

Balance sheets F-3

Statements of operations F-4

Statements of changes in equity (deficit) F-5

Statements of cash flows F-6

Notes to consolidated financial statements F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended June 30, 2012.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and cash flows for each of the two years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GHP HORWATH, P.C.

Denver, Colorado

September 25, 2012

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011

ASSETS

Current assets:
Cash	$399,992	1,394,388
Prepaid insurance and expenses	42,707	44,476
Subscriptions receivable (Note 6)	-	200,000
Deposits and other receivables	6,958	11,956

Total current assets	449,657	1,650,820

Restricted cash (Note 10)	57,315	82,315
Property and equipment, net (Note 3)	8,172,702	7,291,899

Total assets	$8,679,674	$9,025,034

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$711,677	$1,482,454
Current portion of deferred compensation (Note 4)	83,083	81,204

Total current liabilities	794,760	1,563,658

Loan payable (Note 5)	7,754,000	6,411,568
Other liabilities (Note 6)	-	743,915
Deferred compensation, less current portion (Note 4)	833,452	181,500
Deferred rent (Note 10)	27,992	45,054

	9,410,204	8,945,695

Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 450 and 28,170 shares issued and outstanding,
respectively; liquidation preference of $49,500 and $2,887,425, respectively	43,650	2,521,215

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; 300 and 32,150 shares issued
and outstanding, respectively; liquidation preference of $33,000
and $3,295,375, respectively	29,050	2,877,425

Common stock, no par value, 100,000,000 shares authorized, 16,814,103 and 13,730,291 shares issued, respectively; 16,109,794
and 13,025,982 shares outstanding, respectively	-
Additional paid-in capital	91,177,978	80,197,027
Accumulated deficit	(92,065,095)	(85,617,251)

Total Bion's stockholders’ deficit	(858,067)	(2,542,799)

Noncontrolling interest	83,887	100,923

Total deficit	(774,180)	(2,441,876)

Total liabilities and deficit	$8,679,674	$9,025,034

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 7))	6,363,111	6,337,947
Research and development (including stock-based
compensation (Note 7))	161,541	636,620

Total operating expenses	6,524,652	6,974,567

Loss from operations	(6,524,652)	(6,974,567)

Other expense (income):
Interest expense	68,185	28,833
Interest income	(2,161)	(5,263)
Gain on extinguishment of liabilities (Note 8)	(125,796)	-

	(59,772)	23,570

Net loss	(6,464,880)	(6,998,137)

Net loss attributable to the noncontrolling interest	17,036	5,748

Net loss attributable to Bion	(6,447,844)	(6,992,389)

Conversion inducement (Note 7)	(755,258)	-
Dividends on preferred stock	(155,175)	(556,375)

Net loss applicable to Bion's common stockholders	$(7,358,277)	$(7,548,764

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.48)	$(0.61)

Weighted-average number of common shares outstanding:
Basic and diluted	15,436,388	12,366,062

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2012 AND 2011

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated	Non-controlling	Total equity
	Shares	Amount	Shares	Amount	capital	deficit	interest	/(deficit)

Balances, July 1, 2010	18,000	$1,605,592	12,754,830	$-	$75,484,099	$(78,624,862)	$106,671	$(1,428,500)

Vesting of options for services	-	-	-	-	3,253,532	-	-	3,253,532
Issuance of common stock for services and project
construction services	-	-	337,715	-	1,081,172	-	-	1,081,172
Sale of common stock	-	-	311,746	-	813,200	-	-	813,200
Sale of units	-	-	306,000	-	27,649	-	-	27,649
Issuance of warrants for services	-	-	-	-	53,750	-	-	53,750
Sale of Series C preferred stock, net	14,150	1,231,050	-	-	-	-	-	1,231,050
Exercise of warrants for common stock	-	-	20,000	-	40,000	-	-	40,000
Dividend on Series B preferred stock	-	-	-	-	(281,700)	-	-	(281,700)
Dividend on Series C preferred stock	-	40,783	-	-	(274,675)	-	-	(233,892)
Net loss	-	-	-	-	-	(6,992,389)	(5,748)	(6,998,137)
Balances, June 30, 2011	32,150	2,877,425	13,730,291	-	80,197,027	(85,617,251)	100,923	(2,441,876)

Vesting of options for services	-	-	-	-	2,630,853	-	-	2,630,853
Issuance of common stock for services	-	-	131,918	-	1,366,426	-	-	1,366,426
Modification of warrants	-	-	-	-	5,000	-	-	5,000
Issuance of warrants for services	-	-	-	-	1,000	-	-	1,000
Sale of units	-	-	443,000	-	793,776	-	-	793,776
Dividend on Series B preferred stock	-	-	-	-	(72,550)	-	-	(72,550)
Dividend on Series C preferred stock	-	-	-	-	(82,625)	-	-	(82,625)
Conversion inducement	-	-	-	-	(755,258)	-	-	(755,258)
Conversion of Series B preferred stock	-	-	1,420,656	-	2,469,706	-	-	2,469,706
Conversion of Series C preferred stock	(31,850)	(2,848,375)	1,088,238	-	3,594,762	-	-	746,387
Reclassification of other liability (Note 6)	-	-	-	-	1,029,861	-	-	1,029,861
Net loss	-	-	-	-	-	(6,447,844)	(17,036)	(6,464,880)
Balances, June 30, 2012	300	$29,050	16,814,103	$-	$91,177,978	$(92,065,095)	$83,887	$(774,180)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,464,880)	$(6,998,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	605	-
Depreciation expense	15,809	16,804
Accrued interest on deferred compensation and other	55,220	23,064
Gain on extinguishment of liabilities	(125,796)	-
Stock-based compensation	4,003,279	4,367,907
Decrease (increase) in prepaid insurance and expenses	1,769	(35,248)
Decrease in deposits and other receivables	4,998	-
(Decrease) increase in accounts payable and accrued expenses	(644,981)	814,511
Increase in deferred compensation	619,083	90,000
Decrease in deferred rent	(17,062)	(24,838)

Net cash used in operating activities	(2,551,956)	(1,745,937)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in restricted cash	25,000	(25,000)
Purchase of property and equipment	(897,217)	(6,405,985)
Net cash used in investing activities	(872,217)	(6,430,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units	1,259,250	565,000
Proceeds from sale of common stock	-	853,200
Proceeds from sale of Series C preferred stock	-	1,231,050
Proceeds from loan payable	1,342,432	6,411,568
Proceeds from line of credit	-	1,136,425
Repayment of line of credit	-	(1,136,425)
Payment of commissions on Series B and C conversions	(22,355)	-
Payment of Series B preferred dividends	(69,175)	(281,700)
Payment of Series C preferred dividends	(80,375)	(233,892)

Net cash provided by financing activities	2,429,777	8,545,226

Net (decrease) increase in cash	(994,396)	368,304

Cash at beginning of period	1,394,388	1,026,084

Cash at end of period	$399,992	$1,394,388

Supplemental disclosure of cash flow information:
Cash paid for interest, including $181,451 of capitalized interest	$189,425	$51,232
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of Series B preferred to common stock	$2,469,706	$-
Conversion of Series C preferred to common stock	$3,594,762	$-
Issuance of common stock in exchange for project construction services	$-	$13,467
Issuance of common stock in exchange for services	$-	$7,080
Series B preferred stock dividends accrued	$3,375
Series C preferred stock dividends accrued	$2,250	$40,783
Reclassification of other liability	$1,029,861	$-
Subscription receivable	$-	$200,000

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology that provides a comprehensive environmental solution to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technology produces substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Because Bion's technology reduces the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration (thereby utilizing less land per animal) while lowering or maintaining its level of nutrient releases and atmospheric emissions.

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period Bion elected not to pursue near- term revenue opportunities such as retrofitting existing CAFO's with waste management solutions, because management believed such efforts would have diverted scarce management and financial resources and negatively impacted Bion’s ability to complete: 1) re-development of technology for environmentally sound treatment of CAFO waste streams and 2) development of an integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.

Bion is now actively pursuing business opportunities in two broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; and 2) development of "closed loop" Integrated Projects. Bion is pursuing these opportunities within the United States and internationally.

Management believes that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, generates renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. The nutrient rich solids recovered from the livestock waste stream can be utilized as either high value fertilizer and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer.

Bion believes that its Integrated Projects will produce high quality, traceable animal protein at a lower cost than current industry practices while also maintaining  a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc.  from the water by Bion’s technology), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics.

Bion is presently involved in the very early development and pre-development activities related to Integrated Projects in Pennsylvania.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in New York and in Nebraska and elsewhere in the Midwest and the North Central United States (dairy and/or beef). All such discussions are still in preliminary stages.  Additionally, the Company is involved in very early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS (continued):

Organization and nature of business (continued):

Additionally, Bion has recently commenced discussions that may lead to installation of Bion systems on existing and/or new dairies, beef facilities and swine farms in the Midwest.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”)  together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. To complete these projects substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be expended for continuing operations. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated by the Kreider systems.

The Company financed Kreider 1 through a $7.8 million loan from Pennsylvania Infrastructure Investment Authority (“Pennvest”).  Initial construction-related activities of Kreider 1, including bidding and ordering of equipment, commenced in October 2010 and was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, Bion can now commence generating and verifying nutrient reduction credits for sale during the 2013 fiscal year while continuing to utilize the system to test improvements and add-ons.

Development work, including amended credit certification and negotiations with venture partners, continues related to the details of the second phase of the Kreider project. It is anticipated that agreements related to the second Kreider project will be executed during the current calendar year and that permitting and construction will be completed in 2013.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses (including significant non-cash expenses) of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the Company has a working capital deficit and a stockholders’ deficit of approximately $345,000 and $858,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

During the years ended June 30, 2012 and 2011, the Company received total proceeds of $1,259,250, (including $200,000 of subscriptions receivable) and $2,649,250 (including $40,000 from the exercise of warrants into commons shares of the Company), respectively, from the sale of its equity securities (Note 7).

From July 1, 2012 to September 12, 2012, the Company has sold 143,333 equity Units (Note 13) and received proceeds of approximately $322,500

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any revenues.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS (continued):

Going concern and management’s plans (continued):

During fiscal year 2012 the Company experienced greater difficulty in raising equity funding than in the prior year. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation (Notes 4, 12 and 13). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems and to operate the Kreider Farm facilities. The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (formerly Bion Dairy Corporation) (“Projects Group”), Bion Technologies, Inc., BionSoil, Inc., Bion Services ,  PA-1, and Bion PA 2 LLC; and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash.

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to ten years.  The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects.  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Management believes that no impairment exists at June 30, 2012.

On August 1, 2012 the Company placed its largest asset, Kreider 1, ‘in service’.  As a result the Company will incur substantial depreciation charges in subsequent periods.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

2.

SIGNIFICANT ACCOUNTING POLICIES (continued):

Derivative Financial Instruments (continued):

Once determined, the Company assesses these instruments as derivative assets or liabilities.  The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

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

Noncontrolling interests:

In accordance with ASC 810, “Consolidation”, the Company separately classifies noncontrolling interests within the equity section of the consolidated balance sheets and separately reports the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations.   In addition the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

2.

SIGNIFICANT ACCOUNTING POLICIES (continued):

Fair value measurements (continued):

The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities.  The fair value of the loan payable approximates its carrying amount as it bears interest at  rates commensurate with market rates.  The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.  The fair value of deferred compensation is not practicable to estimate due to the related party nature of the underlying transactions.

Revenue recognition:

While the Company has not reported any revenues for the years ended June 30, 2012 and 2011, the Company anticipates that commencing in fiscal year 2013, revenues will be generated from the sale of nutrient reduction credits, product sales and/or technology license fees.  The Company expects to recognize revenue from nutrient reduction credits and product sales when there is persuasive evidence that an arrangement exits, when title has passed, the price is fixed or determinable, and collection is reasonably assured.  The Company expects that technology license fees will be generated from the licensing of Bion’s integrated system.  The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship.  In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement.  Annual waste treatment fees will be recognized upon receipt.  Revenues, if any, from the Company’s interest in Integrated Projects will be recognized when the entity in which the Integrated Project has been developed recognizes such revenue.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2007. Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

2.

SIGNIFICANT ACCOUNTING POLICIES (continued):

Income taxes (continued):

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2012 and 2011.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the years ended June 30, 2012 and 2011, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2012	June 30, 2011
Warrants	6,508,253	5,815,616
Options	5,111,145	3,636,145
Convertible debt	434,596	121,000
Convertible preferred stock	33,000	2,267,557

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2012 and 2011:

	Year ended June 30, 2012	Year ended June 30, 2011
Shares issued – beginning of period	13,730,291	12,754,830
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	13,025,982	12,050,521
Weighted average shares for fully vested stock bonuses (Note 7)	374,301	-
Weighted average shares issued during the period	2,036,105	315,541
Basic weighted average shares – end of period	15,436,388	12,366,062

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2012	June 30, 2011
Kreider 1	$8,155,922	$7,264,243
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	34,240	32,783
	8,250,430	7,357,294
Less accumulated depreciation	(77,728)	(65,395)
	$8,172,702	$7,291,899

Depreciation expense was $15,809 and $16,804 for the years ended June 30, 2012 and 2011, respectively.

4.

DEFERRED COMPENSATION:

Current:

The Company owes Edward Shafer, the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $83,083 as of June 30, 2012.

Non-current:

As of June 30, 2012, the Company owed Brightcap Capital Ltd. (“Brightcap”), for services provided by Dominic Bassani (“Bassani”), the Chief Executive Officer (“CEO”), deferred compensation of $572,920, including interest of $43,920, which is due and payable on January 15, 2014.  Of the $572,920, $198,000 of the deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.  The remaining $374,920 of deferred compensation accrues interest at 8% per annum and is convertible into Units at $2.50 per Unit which consists of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock. Conversion of this deferred compensation is at the sole discretion of Brightcap and Bassani.

As of September 12, 2012, the deferred compensation owed Brightcap totaled approximately $662,000.

As of June 30, 2012, the Company owes Mark A. Smith, the Company’s President, deferred compensation of $260,532, including interest of $7,328 which is due and payable on January 15, 2014.  The deferred compensation accrues interest at 8% per annum.  The deferred compensation plus accrued interest of $374,920 and $260,532 owed to Brightcap and Mr. Smith, respectively, may be converted, at the sole election of Brightcap and Mr. Smith, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $2.50 per Unit until December 31, 2016.  As the conversion price of $2.50 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at June 30, 2012.  In addition, the conversion price of the deferred compensation plus accrued interest will be the lower of the $2.50 per Unit price or the lowest price at which the Company sells its common stock between April 1, 2012 and January 15, 2014. As of September 12, 2012, the lowest price at which the Company has sold its common stock during the relevant period is $2.00 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15-25-1 to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

5.

LOAN PAYABLE:

As of June 30, 2012, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  For the years ended June 30, 2012 and 2011, the Company has incurred interest expense related to the Pennvest Loan of $192,274 and $58,115, respectively, of which $184,301 and $54,172, respectively, has been capitalized as a cost of the Kreider 1 System.

In connection with the Pennvest Loan, the Company provided a ‘technology guaranty’ regarding nutrient reduction performance of Kreider 1 which was structured to expire when Kreider 1’s nutrient reduction performance had been demonstrated. On August 1, 2012 the Company informed Pennvest that the Kreider 1 System had surpassed the requisite performance criteria and that, as a result, the Company’s ‘technology guaranty’ had been met.

6.

OTHER LIABILITIES:

During the year ended June 30, 2011, the Company entered into subscription agreements to sell 2011 UNITS for $2.50 each, with each 2011 UNIT consisting of one share (the “2011 Share”) of the Company’s restricted common stock and one warrant (the “2011 Warrant”) to purchase one half of a common share for $3.00 per 2011 Share until December 31, 2016 (collectively the 2011 Shares and the 2011 Warrant are the 2011 UNITS).  As of June 30, 2011, the Company had issued 306,000 2011 UNITS for total proceeds of $765,000, comprised of $565,000 in cash and $200,000 in subscriptions receivable, which were collected in July 2011.  During the year ended June 30, 2012, the Company issued an additional 110,000 2011 UNITS for proceeds of $275,000, bringing the total proceeds from the sale of 2011 UNITS through June 30, 2012 to $1,040,000.

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

The Company determined that the issuance of 2011 UNITS created a liability due to the option provision. The Company allocated the proceeds from the 2011 UNITS to the 2011 Shares and the 2011 Warrants based upon their relative fair values using the share price of the 2011Shares on the day each of the subscription agreements were entered into and the fair value of the 2011 Warrants, which was determined to be $0.20 per 2011 Warrant.  As a result, $37,175 ($9,526 during the year ended June 30, 2012) was allocated to the 2011 Warrants, which was recorded as additional paid-in capital and $1,009,389 was allocated to the liability.  During March 2012, the Company provided the 2011 UNIT holders the option to amend their subscription agreements to apply the amount paid for the 2011 UNITS against the Company’s 2012 A UNIT offering.  The Company’s 2012 A UNIT offering, for $2.50 each, consisted of one share (the “2012 A Share”) of the Company’s restricted common stock and one warrant (the “2012 A Warrant”) to purchase one half of a Share for $3.10 per Share until December 31, 2014 (collectively the 2012 A Shares and the 2012 A Warrants are the “2012 A UNITS”).  All of the 2011 UNIT holders, including Mr. Bassani and Mr. Smith, elected to amend their subscription agreements and as the 2011 UNIT and 2012 A UNIT prices were both $2.50 per unit, the net effect of the amendments was the issuance of an additional 208,000 warrants and the reclassification of other liabilities of $1,029,861 to additional paid in capital. Mr. Bassani and Mr. Smith each received 30,000 additional warrants pursuant to their elections. The Company allocated the proceeds from the 2012 A UNITS to the 2012 A Shares and the 2012 A Warrants based upon their relative fair values using the share price of the 2012 A Shares on the day each of the subscription agreements were amended and the fair value of the 2012 A Warrants, which was determined to be $0.10 per warrant.  As a result, $20,472 was allocated to the 2012 A Warrants, which was recorded as interest expense.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

7.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

At July 1, 2011, the Company had 28,170 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, and are convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter.  The Series B Preferred stock is mandatorily redeemable at $2.00 per share by the Company three years after issuance and accordingly was classified outside of shareholders’ equity.

During August 2011, 500 shares of Series B Preferred stock plus accrued dividends of $1,250 were converted into 25,625 shares of the Company’s common stock and $51,250 was recorded as additional paid in capital.

During the year ended June 30, 2012, the Company offered its Series B Preferred stockholders the ability to participate in a Series B Preferred Stock Conversion Subscription Agreement (“Series B Conversion Agreement”) pursuant to which the Series B Preferred stockholders agreed to convert Series B Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $2.00 per share and receive warrants to purchase restricted common stock of the Company at a price of $3.10 per share until December 31, 2014 at a rate of one warrant per each 10 shares of common stock, (collectively the stock and warrants are the B Conversion Units).  A total of 27,220 shares of Series B Preferred stock and accrued dividends of $68,050 were converted into 1,395,031 B Conversion Units, consisting of 1,395,031 shares of common stock and 139,530 warrants, and the Company issued 121,590 warrants to brokers as a cost of the conversion.   The Company allocated the value between the restricted common stock and the warrants based upon their relative fair values using the share price of the common stock on the day of the Series B Conversion Agreement closing and the fair value of the warrants, which was determined to be $0.10 per warrant.  As a result, $19,402 and $2,410,288 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company paid commissions of $11,234 related to the Series B Conversion Agreement which resulted in a reduction of additional paid-in capital.

During the years ended June 30, 2012 and 2011, the Company declared dividends of $72,550 and $281,700 respectively. At June 30, 2012 and 2011, dividends payable are $4,500 and $70,425, respectively.

During September 2012 the Company redeemed 250 shares of its Series B Preferred stock plus accrued dividends of $2,500 for $27,500.  The remaining 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed as of September 12, 2012.

Series C Preferred stock:

At July 1, 2011 the Company had 32,150 shares of Series C Preferred stock outstanding, which have a par value of $0.01 per share and are convertible at the option of the holder at any time from the date of issuance, into shares of the Company’s common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $4.00 (the Conversion Rate), provided the shares have not been redeemed into common shares by the Company at is sole election.  A portion (up to 100% as calculated below) of each share of Series C Preferred stock shall be automatically and mandatorily converted into shares of the Company’s common stock at the Conversion Rate  upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series C Preferred stock on which the closing price of the Company’s common stock has been equal or greater than 150% of the Conversion Rate (initially $6.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more.   On each occasion for mandatory conversion as set forth above, a sufficient portion of the outstanding shares of Series C Preferred stock shall be prorata converted so that the holders of the Series C Preferred stock receive an aggregate number of shares of the Company’s restricted common stock equal to 7.5 times the average reported daily volume of trading in the Company’s publicly traded common stock for the applicable twenty day period and each outstanding share shall thereafter be proportionately reduced in its rights to represent the effect of the partial conversions.  The Series C Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Dividends on the Series C Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

7.

STOCKHOLDERS' EQUITY (continued):

Series C Preferred stock (continued):

During the year ended June 30, 2012, the Company offered its Series C Preferred stockholders the ability to participate in a Series C Preferred Stock Conversion Subscription Agreement (“Series C Conversion Agreement”) pursuant to which the Series C Preferred stockholders agreed to convert Series C Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $3.00 per share.   The conversion price of $3.00 per share represents a $1.00 per share reduction from the original terms of the Series C Preferred stock and due to the limited time in which the Series C stockholders had to subscribe to the Series C Conversion Agreement, the reduction in the conversion price was accounted for as an inducement and resulted in a conversion inducement of $755,258.  Pursuant to the Series C Conversion Agreement the Company paid fees to any licensed/registered broker(s)/advisor(s) who assisted in the conversion process.  During the year ended June 30, 2012, a total of 31,850 shares of Series C Preferred stock and accrued dividends of $79,625 were converted into 1,088,238 shares of common stock and 102,017 warrants were issued to brokers.   The Company allocated the value between the restricted common stock and the warrants based upon their relative fair values using the share price of the common stock on the day of the Series C Conversion Agreement closing and the fair value of the warrants, which was determined to be $0.10 per warrant.  As a result, $13,498 and $3,592,386 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company also paid cash commissions of $11,122 related to the Series C Conversion Agreement.   The $755,258 conversion inducement, which is reflected as part of the value of the Series C Preferred stock with an offset to reduce additional paid-in capital, is included in the determination of net loss applicable to common stockholders.

During the years ended June 30, 2012 and 2011, the Company declared dividends of $82,625 and $274,675 respectively. At June 30, 2012 and 2011 dividends payable are $3,000 and $80,375, respectively.

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

During the year ended June 30, 2011, the Company issued 152,715 shares of the Company’s restricted common stock at prices ranging from $1.50 to $3.19 per share for consulting services valued at $382,839, in the aggregate, to various consultants and an employee.

On December 31, 2010, the Company declared stock bonuses to certain key employees and recorded non-cash compensation expense of $536,500 during the year ended June 30, 2011 for services performed through December 31, 2010.  The Company issued 185,000 shares of its common stock at $2.90 per share, the approximate market value on the date of the grant.

On January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Mr. Smith and recognized $145,000 of non-cash compensation expense.  The stock bonus is contingent upon the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remain employed by the Company.

During the year ended June 30, 2011, 20,000 warrants were exercised at $2.00 per share for the purchase of 20,000 shares of the Company’s common stock for proceeds of $40,000.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

7.

STOCKHOLDERS' EQUITY (continued):

Common stock (continued):

During the year ended June 30, 2012, the Company issued 131,918 shares of the Company’s restricted common stock at prices ranging from $2.00 to $3.27 per share for consulting services valued at $331,126, in the aggregate, to various consultants and an employee.  The Company also expensed $1,035,300 for fully vested stock bonuses that have been earned but not issued.

During the year ended June 30, 2012, the Company granted Mr. Bassani and Mr. Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements.  Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  Mr. Smith will be issued 90,000 shares of the Company’s common shares in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  The Company recorded non-cash compensation of $795,000 and $240,300 related to the future stock issuances to Mr. Bassani and Mr. Smith, respectively, as the bonuses were fully vested upon grant date during the year ended June 30, 2012.

During the year ended June 30, 2012, the Company entered into subscription agreements to sell 2012 A UNITS.  As of June 30, 2012, the Company had issued a total of 556,000 2012 A  UNITS, consisting of 140,000 under new subscription agreements for total proceeds of $350,000 and 416,000 upon the amendment of the 2011 UNITS.  Mr. Bassani and Mr. Smith each amended their subscriptions for 60,000 2012 A UNITS on identical terms with other electing parties.

In June 2012, the Company entered into subscription agreements to sell 2012 B UNITS for $2.25 each, with each 2012 B UNIT consisting of one 2012 B share of the Company’s restricted common stock and one 2012 B warrant to purchase one half of a share of the Company’s restricted common stock for $3.10 per share until December 31, 2014 (the “2012 B UNITS”).  As of June 30, 2012, the Company had issued a total of 193,000 2012 B UNITS for total proceeds of $434,250.  The Company allocated the proceeds from the 2012 B shares and the 2012 B warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2012 B Warrants, which was determined to be $0.075 per 2012 B Warrant.  As a result, $7,311 was allocated to the 2012 B Warrants and $426,939 was allocated to the 2012 B Shares, and both were recorded as additional paid in capital.

Warrants:

As of June 30, 2012, the Company had approximately 6.5 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.17, and the weighted-average remaining contractual life as of June 30, 2012 is 5.67 years.

In July 2010, warrants to purchase 200,000 shares of the Company’s common stock at $2.00 per share were issued pursuant to an extension agreement with Mr. Smith (Note 12).  These warrants were determined to have a fair value of $0.10 per warrant and expire on January 15, 2019.  The Company recorded non-cash compensation expense of $20,000 related to the warrant issuance.

From July 1, 2010 through March 1, 2011, warrants to purchase 135,000 shares of the Company’s common stock at $2.25 per share were issued pursuant to an agreement with two consultants.  The warrants were determined to have a fair value of $0.25 per warrant and expire on December 31, 2015.  The Company recorded non-cash compensation expense of $33,750 related to the warrant issuances.

During the year ended June 30, 2012, the Company issued warrants to purchase 55,000, 70,000 and 96,500 shares of the Company’s common stock in connection with the sale of 2011 UNITS (Note 6),  2012 A UNITS (Note 7) and 2012 B UNITS (Note 7), respectively.  The Company also issued warrants in connection with the conversions of its Series B and Series C Preferred stock and the Company issued 208,000 warrants in connection with the amendments of the 2011 UNIT subscription agreements (Note 6).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

7.

STOCKHOLDERS' EQUITY (continued):

Warrants (continued):

During the year ended June 30, 2012 warrants to purchase 10,000 shares of the Company’s common stock at $2.25 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire on June 30, 2017.  The Company recorded non-cash compensation expense of $1,000 related to the warrant issuance.

During the year ended June 30, 2012, 150,000 warrants issued to a consultant to purchase common shares of the Company at $3.00 per share expired.  The Company elected to extend the expiry date of 50,000 warrants to December 31, 2014 and recorded expense related to the modification of $5,000.  Also during the year ended June 30, 2012, 10,000 warrants issued to a consultant to purchase common shares of the Company at $2.20 per share expired.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up to 8,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In December 2010, the Board of Directors, in an effort to retain key employees and consultants, approved the modification of certain options to certain employees and consultants resulting in the extension of certain expiration dates.  As a result of the modifications, the Company recorded incremental non-cash compensation expense of approximately $7,000 and $891,000 for the years ended June 30, 2012 and 2011, respectively.

In January and March 2011, the Company entered into new employment agreements with two employees that vested stock options previously granted to the employees during May 2008, with issuance and vesting contingent upon the signing of new employment agreements.  The new employment agreements also entitled the employees to modifications of existing stock options resulting in the extension of certain expiration dates, resulting in incremental non-cash compensation expense of approximately $263,700 for the year ended June 30, 2011.

In September 2011, the Company entered into a new employment agreement with an employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of new employment agreement.  The new employment agreement also entitled the employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulted in incremental non-cash compensation expense of approximately $94,800 for the year ended June 30, 2012.

In January 2012, the Company entered into a new employment agreement with an employee which entitled the employee to a modification of existing stock options resulting in the extension of certain expiration dates.  The modification did not result in incremental non-cash compensation expense.

The Company recorded compensation expense related to employee stock options of $2,630,853 and $3,253,532 for the years ended June 30, 2012 and 2011, respectively.  The Company granted 1,475,000 and 2,045,000 options during the years ended June 30, 2012 and 2011, respectively and nil and 679,688 options were forfeited during the years ended June 30, 2012 and 2011, respectively.  The fair value of the options granted during the years ended June 30, 2012 and 2011 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, June 30, 2012	Range, June 30, 2012	Weighted average, June 30, 2011	Range, June 30, 2011
Volatility	83%	61%-88%	90%	84%-105%
Dividend yield	-	-	-	-
Risk-free interest rate	1.31%	.25%-2.02%	1.03%	.72%-2.02%
Expected term (years)	4.02	2-4.5	3.49	2-5

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

7.

STOCKHOLDERS' EQUITY (continued):

Stock options (continued):

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2010	2,270,833	$2.85	3.4	$ 81,250
Granted	2,045,000	2.91
Exercised	-	-
Forfeited	(679,688)	3.10
Expired	-	-
Outstanding at June 30, 2011	3,636,145	2.83	3.8	478,375
Granted	1,475,000	2.97
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2012	5,111,145	$2.86	4.6	$274,200
Exercisable at June 30, 2012	4,521,145	$2.88	4.4	$274,200

The following table presents information relating to nonvested stock options as of June 30, 2012:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2011	687,500	$ 1.74
Granted	1,475,000	1.57
Vested	(1,572,500)	(1.54)
Forfeited	-	-
Nonvested at June 30, 2012	590,000	$ 1.83

The total fair value of stock options that vested during the years ended June 30, 2012 and 2011 was $2,434,200 and $1,780,100, respectively.  As of June 30, 2012, the Company had $487,290 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

7.

STOCKHOLDERS' EQUITY (continued):

Stock options (continued):

Stock-based compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2012 and 2011 are as follows:

	Year ended June 30, 2012	Year ended June 30, 2011
General and administrative:
Fair value of stock bonuses expensed	$ 1,035,300	$ 684,867
Fair value of stock issued to an employee	99,996	-

Change in fair value from modification of option terms	94,820	954,703
Fair value of stock options expensed	2,485,782	1,830,512
Total	$ 3,715,898	$ 3,470,082

Research and development:
Change in fair value from modification of option terms	$ -	$ 200,200
Fair value of stock options expensed	50,251	268,117
Total	$ 50,251	$ 468,317

8.

GAIN ON EXTINGUISHMENT OF LIABILITIES:

During the year ended June 30, 2012, the Company recognized other income due to the extinguishment of liabilities of $125,796, resulting from the legal release of certain accounts payable.  These accounts payable, which related to business activities of the Company discontinued during the 2006 fiscal year, were outstanding for 5-6 years and the vendor had made no attempt to collect these amounts from the Company over the past several years.  The extinguishment of liabilities was recorded after a review of the statute of limitations in the state in which the original liability was incurred.

9.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Expected income tax benefit at statutory rate	$ (2,198,000)	$(2,379,000)
State taxes, net of federal benefit	(198,000)	(214,000)
Permanent differences	12,000	6,000
Expiration of NOLs	280,000	1,346,000
Change in valuation allowance	2,104,000	1,241,000
Income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $42,802,000 as of June 30, 2012.  These NOLs expire on various dates through 2032.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

9.

INCOME TAXES (continued):

The Company’s deferred tax assets for the years ended June 30, 2012 and 2011, are estimated as follows:

	2012	2011
NOLs - noncurrent	$ 16,265,000	$ 15,886,000
Stock-based compensation - current	3,102,000	1,619,000
Deferred compensation - noncurrent	395,000	153,000
	19,762,000	17,658,000
Valuation allowance	(19,762,000)	(17,658,000)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

10.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of June 30, 2012, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company.  The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings.  Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.  The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242.  The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $27,992 as of June 30, 2012.   Rent expense net of contractual and month-to-month sub-lease rental income, was nil for both of the years ended June 30, 2012 and 2011, respectively.

At June 30, 2012, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

Fiscal year ended June 30:	Operating lease payments	Sublease rentals	Net operating lease payments
2013	225,756	225,756	-
2014	97,219	97,219	-
Total	$ 322,975	$ 322,975	$ -

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

11.

401(k) PLAN:

The Company has adopted the Bion Technologies, Inc. 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”), a defined contribution retirement plan for the benefit of its employees.  The 401(k) Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions.  The 401(k) is open to all employees over 21 years of age and no service requirement is necessary.

12.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Mr. Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 and since September 1, 2010 has been paid a monthly salary of $19,000.  During July 2011, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith has been paid a monthly salary of $20,000.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Mr. Smith will be paid a monthly salary of $21,000 (which is currently being deferred).  In addition, Mr. Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately.  As part of the extension agreement, Mr. Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Smith is still providing services to the Company on such date).

Since March 31, 2005, the Company has had various agreements with Brightcap, through which the services of Mr. Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually.  The Board appointed Mr. Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Mr. Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.   The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Mr. Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2014.  Mr. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested.   As part of the extension agreement, Mr. Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

12.

COMMITMENTS AND CONTINGENCIES (continued):

Employment and consulting agreements (continued):

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Mr. Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Effective July 15, 2012, the Company entered into a deferral/employment/compensation agreement with Edward Schafer pursuant to which Mr. Schafer will continue to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Mr. Schafer’s services will remain unchanged and Mr. Schafer will be issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which are immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Schafer is still providing services to the Company on such date).

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Projects at an annual salary of $150,000.  In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland now serves as Chief Operating Officer of the Company’s Services Group subsidiary.

During January 2012, the Company approved an employment agreement contract extension effective January 1, 2012 with Craig Scott whereby he will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2012, at an annual salary of $144,000. In consideration for his extension agreement, Mr. Scott was granted 75,000 options to purchase shares of the Company’s common shares at $2.75 per share with an expiration date of December 31, 2016, 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10 and $20 per share, respectively, and an extension of the expiration dates all his existing warrants and options as of January 1, 2012 until December 31, 2016.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, and $180,000 thereafter.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom, pursuant to which Mr. Bloom, the Company’s Chief Engineering Officer, will act as Vice President-Engineering of the Company through January 31, 2016 at an annual salary of $180,000.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of June 30, 2012, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

Effective January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Mr. Smith and effective July 31, 2012 the Company declared a contingent stock bonus of 75,000 shares to Mr. Smith. The stock bonus is contingent upon the Company’s stock price exceeding $10.00 and does not require that Mr. Smith remains employed by the Company.

Litigation:

The Company currently is not involved in any material litigation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

13.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2012 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2012 through September 25, 2012 the Company has issued 16,403 shares of the Company’s common shares to various consultants valued at approximately $34,000.

From July 1, 2012 through September 25, 2012 the Company has issued 143,333 Units (each consisting of one share of the Company’s common stock and a warrant to purchase ½ share of the Company’s common stock at $3.10 per share until December 31, 2014) for approximately $322,500 of proceeds.

During September 2012, the Company granted 50,000 options to purchase the Company’s common stock at $2.10 per share, with an expiration date of December 31, 2017.

Effective July 15, 2012, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Mr. Smith will be paid a monthly salary of $21,000 (which is currently being deferred).  In addition, Mr. Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015 which shares vested immediately.  As part of the extension agreement, Mr. Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 common shares of the Company at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Smith is still providing services to the Company on such date).

Effective July 15, 2012, Mr. Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2014.  Mr. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, which will be immediately vested.   As part of the extension agreement, Mr. Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 common shares of the Company at a price of $2.10 per share and which warrants expire on December 31, 2018.

Effective July 15, 2012, the Company entered into a deferral/employment/compensation extended employment agreement with Edward Schafer pursuant to which Mr. Schafer will continue to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Mr. Schafer’s services will remain unchanged and Mr. Schafer will be issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which are immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Schafer is still providing services to the Company on such date). The cash portions of Mr. Schafer’s compensation are currently being deferred.

In relation with these agreements with Smith, Bassani and Schafer and the securities issuances included therein, the Company:

a)  granted Mr. Bassani and Mr. Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements.  Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 1, 2015 and 2016, respectively.    Mr. Smith will be issued 150,000 shares of the Company’s common shares in two tranches of 75,000 shares on each of January 15, 2014 and 2015, respectively.  The Company will record non-cash compensation of $585,000 and $292,500, respectively, related to the future stock issuances to Mr. Bassani and Mr. Smith, respectively, as the bonuses were fully vested at the grant date, during the three months ended September 30, 2012.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

13.

SUBSEQUENT EVENTS (continued):

b) declared contingent stock bonuses of 100,000 and 25,000 shares to Mr. Smith and Mr. Schafer, respectively. The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 per share and do not require that Mr. Smith or Mr. Schafer remain employed by the Company.  The Company will record non-cash compensation of $195,000 and $48,750, respectively, related to the contingent stock bonuses to Mr. Smith and Mr. Schafer, respectively, as the contingent stock bonuses were fully vested at the grant date during the three months ended September 30, 2012.

c) granted Mr. Schafer options to purchase 100,000 shares of the Company’s common stock at a price of $2.10 per share with an expiry date of December 31, 2018.  The options were immediately vested upon issuance and the Company will record non-cash compensation of approximately $87,000 during the three months ended September 30, 2012.

d) issued 50,000 and 250,000 warrants to Mr. Bassani and Mr. Smith, respectively, to purchase common shares of the Company for $2.10 per share with an expiry date of December 31, 2018.  The issuances of the warrants were treated as bonuses and the Company will record non-cash compensation of $5,000 and $25,000, respectively, during the three months ended September 30, 2012.

On August 1, 2012 the Company received its final permit from the PADEP for its Kreider 1 System (Note 5).

In connection with the Pennvest Loan, the Company provided a ‘technology guaranty’ regarding nutrient reduction performance of the Kreider 1 System which was structured to expire when the Kreider System’s nutrient reduction performance had been demonstrated. On August 1, 2012 the Company informed Pennvest that the Kreider 1 System had surpassed the requisite performance criteria and that, as a result, the Company’s ‘technology guaranty’ had been met (Note 5).

As of September 25, 2012, the Company has accrued additional deferred compensation totaling approximately $176,500, of which $78,000 and $61,000, respectively, is owed to Mr. Bassani and Mr. Smith, and $37,500 is due to Mr. Shafer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: September 25, 2012	BION ENVIRONMENTAL TECHNOLOGIES, INC. By:/s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE TITLE DATE

/s/ Mark A. Smith Executive Chairman, September 25, 2012
Mark A. Smith President, Chief
Financial Officer and
Director

/s/ Dominic Bassani Chief Executive Officer September 25, 2012
Dominic Bassani

/s/ Jon Northrop Secretary and Director September 25, 2012
Jon Northrop

/s/ Edward Schafer Executive Vice September 25, 2012
Edward Schafer Chairman and Director