Form 10-Q
period 2012-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2012-11-07
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 6, 2012, there were 17,025,704 Common Shares issued and 16,321,395 Common Shares outstanding.

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

PART I - FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES
CONSOLDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS:

Current assets:
Cash	$99,167	$399,992
Prepaid insurance and expenses	29,432	42,707
Deposits and other receivables	6,958	6,958

Total current assets	135,557	449,657

Restricted cash (Note 7)	57,315	57,315
Property and equipment, net (Note 3)	8,070,606	8,172,702

Total assets	$8,263,478	$8,679,674

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$817,160	$711,677
Current portion of deferred compensation (Note 4)	138,833	83,083

Total current liabilities	955,993	794,760

Loan payable (Note 5)	7,754,000	7,754,000
Deferred compensation, less current portion (Note 4)	989,841	833,452
Deferred rent (Note 7)	23,726	27,992

Total liabilities	9,723,560	9,410,204

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 and 450 shares issued and outstanding, respectively; liquidation preference of $22,500 and $49,500, respectively	19,900	43,650

Deficit :
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; 300 shares issued and outstanding, respectively; liquidation preference of $33,750 and $33,000, respectively	29,800	29,050
Common stock, no par value, 100,000,000 shares authorized, 16,974,517 and 16,814,103 shares issued, respectively; 16,270,208 and 16,109,794 shares outstanding, respectively	-	-
Additional paid-in capital	92,924,358	91,177,978
Accumulated deficit	(94,516,629)	(92,065,095)

Total Bion’s stockholders’ deficit	(1,562,471)	(858,067)

Noncontrolling interest	82,489	83,887

Total deficit	(1,479,982)	(774,180)

Total liabilities and deficit	$8,263,478	$8,679,674

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 – (UNAUDITED)

	2012	2011

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based compensation (Note 6))	2,349,060	3,762,427
Research and development (including stock-based compensation (Note 6))	48,606	70,134

Total operating expenses	2,397,666	3,832,561

Loss from operations	(2,397,666)	(3,832,561)

Other expense (income):
Interest expense	55,316	7,215
Interest income	(50)	(1,007)

	55,266	6,208

Net loss	(2,452,932)	(3,838,769)

Net loss attributable to the noncontrolling interest	1,398	13,103

Net loss attributable to Bion	(2,451,534)	(3,825,666)

Conversion inducement	-	(548,580)
Dividends on preferred stock	(1,667)	(149,550)

Net loss applicable to Bion's common stockholders	$(2,453,201)	$(4,523,796)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.14)	$(0.34)

Weighted-average number of common shares outstanding:
Basic and diluted	16,927,270	13,450,823

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Bion’s Shareholders’
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2012	300	$29,050	16,814,103	$ -	$91,177,978	$(92,065,095)	$83,887	$ (774,180)

Vesting of options for services	-	-	-	-	239,055	-	-	239,055

Issuance of common stock for services	-	-	17,081	-	1,156,493	-	-	1,156,493

Issuance of warrants for services	-	-	-	-	30,000	-	-	30,000

Sale of units	-	-	143,333	-	322,499	-	-	322,499

Dividends on Series B preferred stock	-	-	-	-	(917)	-	-	(917)

Dividends on Series C preferred stock	-	750	-	-	(750)	-	-	-

Net loss	-	-	-	-	-	(2,451,534)	(1,398)	(2,452,932)

Balances, September 30, 2012	300	$29,800	16,974,517	$ -	$92,924,358	$(94,516,629)	$82,489	$(1,479,982)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,452,932)	$(3,838,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	165,791	4,084
Accrued interest on deferred compensation and other	21,735	4,125
Stock-based compensation	1,425,548	3,153,003
Decrease in prepaid insurance and expenses	13,275	18,155
Increase (decrease) in accounts payable and accrued expenses	104,387	(793,910)
Increase in deferred compensation	194,750	135,000
Decrease in deferred rent	(4,266)	(4,265)

Net cash used in operating activities	(531,712)	(1,322,577)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	-	25,000
Purchase of property and equipment	(63,695)	(184,323)
Net cash used in investing activities	(63,695)	(159,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units	322,499	475,000
Proceeds from loan payable	-	884,432
Redemption of Series B preferred shares	(25,000)	-
Payment of Series B preferred dividends	(2,917)	(69,175)
Payment of Series C preferred dividends	-	(80,375)

Net cash provided by financing activities	294,582	1,209,882

Net decrease in cash	(300,825)	(272,018)

Cash at beginning of period	399,992	1,394,388

Cash at end of period	$99,167	$1,122,370

Supplemental disclosure of cash flow information:
Cash paid for interest, including $15,793 and $41,774 of capitalized interest	$49,374	$43,767
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of Series B preferred to common stock	$-	$1,270,001
Conversion of Series C preferred to common stock	$-	$2,826,710
Issuance of common stock in exchange for services	$-	$13,744
Series B preferred stock dividends	$917	$-
Series C preferred stock dividends	$750	$-

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

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

THREE MONTHS ENDED SEPTEMBER 30, 2012

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

The Company financed Kreider 1 through a $7.8 million loan from Pennsylvania Infrastructure Investment Authority (“Pennvest”).  Initial construction-related activities of Kreider 1, including bidding and ordering of equipment, commenced in October 2010 and was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, Bion can now commence generating and verifying nutrient reduction credits for sale during the 2013 fiscal year while continuing to utilize the system to test improvements and add-ons.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated revenues and has incurred net losses (including significant non-cash expenses) of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively, and a net loss of approximately $2,453,000 for the three months ended September 30, 2012.  At September 30, 2012, the Company has a working capital deficit and a stockholders’ deficit of approximately $820,000 and $1,562,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

During the years ended June 30, 2012 and 2011, the Company received total proceeds of $1,259,250, (including $200,000 of subscriptions receivable) and $2,649,250 (including $40,000 from the exercise of warrants into commons shares of the Company), respectively, from the sale of its equity securities.

During the three months ended September 30, 2012, the Company has sold 143,333 equity Units (Note 6) and received proceeds of approximately $322,500

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any revenues.

During fiscal year 2012 and through the three months ended September 30, 2012, the Company experienced greater difficulty in raising equity funding than in the prior year. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation (Note 4). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems and to operate the Kreider 1 facilities. The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  There is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2012, the results of operations of the Company for the three months ended September 30, 2012 and 2011 and cash flows of the Company for the three months ended September 30, 2012 and 2011.  Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

2.

SIGNIFICANT ACCOUNTING POLICIES (continued):

Fair value measurements (continued):

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the three months ended September 30, 2012 and 2011, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	September 30, 2012	September 30, 2011
Warrants	6,879,920	6,068,055
Options	5,261,145	2,620,833
Convertible debt	528,609	123,750
Convertible preferred stock	19,688	1,058,057

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2012 and 2011:

	Three months ended September 30, 2012	Three months ended September 30, 2011
Shares issued – beginning of period	16,814,103	13,730,291
Shares held by subsidiaries (Note 6)	(704,309)	(704,309)
Shares outstanding – beginning of period	16,109,794	13,025,982
Weighted average shares for fully vested stock bonuses (Note 6)	766,630	323,478
Weighted average shares issued during the period	50,846	101,363
Basic weighted average shares – end of period	16,927,270	13,450,823

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

2.

SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	September 30, 2012	June 30, 2012
Machinery and equipment	$5,432,947	$ -
Buildings and structures	2,574,010	-
Kreider 1	-	8,155,922
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	246,900	34,240
	8,314,125	8,250,430
Less accumulated depreciation	(243,519)	(77,728)
	$8,070,606	$8,172,702

During the three months ended September 30, 2012, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $165,791 and $4,084 for the three months ended September 30, 2012 and 2011, respectively.

4.

DEFERRED COMPENSATION:

Current:

The Company owes Edward Shafer, the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $138,833 as of September 30, 2012.

Non-current:

As of September 30, 2012, the Company owed Brightcap Capital Ltd. (“Brightcap”), for services provided by Dominic Bassani (“Bassani”), the Chief Executive Officer (“CEO”), deferred compensation of $662,845, including interest of $55,845, which is due and payable on January 15, 2014.  Of the $662,845, $202,125 of the deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.  The remaining $460,720 of deferred compensation accrues interest at 8% per annum and is convertible into Units at $2.50 per Unit which consists of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock. Conversion of this deferred compensation is at the sole discretion of Brightcap and Bassani.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

4.

DEFERRED COMPENSATION (continued):

Non-current (continued)

As of September 30, 2012, the Company owes Mark A. Smith, the Company’s President, deferred compensation of $326,996, including interest of $12,792 which is due and payable on January 15, 2014.  The deferred compensation accrues interest at 8% per annum.  The deferred compensation plus accrued interest of $460,720 and $326,996 owed to Brightcap and Mr. Smith, respectively, may be converted, at the sole election of Brightcap and Mr. Smith, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $2.50 per Unit until December 31, 2016.  As the conversion price of $2.50 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at September 30, 2012.  In addition, the conversion price of the deferred compensation plus accrued interest will be the lower of the $2.50 per Unit price or the lowest price at which the Company sells its common stock between April 1, 2012 and January 15, 2014. As of September 30, 2012, the lowest price at which the Company has sold its common stock during the relevant period is $2.00 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15-25-1 to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

5.

LOAN PAYABLE:

As of September 30, 2012, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  For the three months ended September 30, 2012 and 2011, the Company has incurred interest expense related to the Pennvest Loan of $49,374 and $45,644, respectively, of which $15,793 and $43,650, respectively, has been capitalized as a cost of the Kreider 1 System.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

6.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

At July 1, 2012, the Company had 450 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, and are convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter.  The Series B Preferred stock is mandatorily redeemable at $2.00 per share by the Company three years after issuance and accordingly was classified outside of shareholders’ equity.

During the three months ended September 30, 2012 the Company redeemed 250 shares of its Series B Preferred stock plus accrued dividends of $2,500 for $27,500.  The remaining 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed as of November 5, 2012.

During the years ended June 30, 2012 and 2011, the Company declared dividends of $72,550 and $281,700 respectively. During the three months ended September 30, 2012, the Company declared dividends of $500.  At September 30, 2012, dividends payable are $2,500.

Series C Preferred stock:

At July 1, 2012 the Company had 300 shares of Series C Preferred stock outstanding, which have a par value of $0.01 per share and are convertible at the option of the holder at any time from the date of issuance, into shares of the Company’s common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $4.00 (the Conversion Rate), provided the shares have not been redeemed into common shares by the Company at is sole election.  A portion (up to 100% as calculated below) of each share of Series C Preferred stock shall be automatically and mandatorily converted into shares of the Company’s common stock at the Conversion Rate  upon each occasion (at least 30 calendar days apart) after a date of six months subsequent to the initial issuance of the Series C Preferred stock on which the closing price of the Company’s common stock has been equal or greater than 150% of the Conversion Rate (initially $6.00) for twenty consecutive trading days with a reported average daily trading volume of 10,000 shares or more.   On each occasion for mandatory conversion as set forth above, a sufficient portion of the outstanding shares of Series C Preferred stock shall be prorata converted so that the holders of the Series C Preferred stock receive an aggregate number of shares of the Company’s restricted common stock equal to 7.5 times the average reported daily volume of trading in the Company’s publicly traded common stock for the applicable twenty day period and each outstanding share shall thereafter be proportionately reduced in its rights to represent the effect of the partial conversions.  The Series C Preferred stock accrues dividends at a rate of 2.5% per quarter (10% per year) and shall be earned and accrued or paid quarterly.

Dividends on the Series C Preferred stock are reflected as part of the redemption value with an offset to reduce additional paid-in capital, and are included in the determination of net loss applicable to common stockholders.

During the years ended June 30, 2012 and 2011, the Company declared dividends of $82,625 and $274,675 respectively. During the three months ended September 30, 2012, the Company declared dividends of $750.  At September 30, 2012 dividends payable are $3,750.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

6.

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

During the three months ended September 30, 2012, the Company issued 17,081 shares of the Company’s restricted common stock at prices ranging from $2.00 to $2.13 per share for consulting services valued at $35,243, in the aggregate, to a consultant and an employee.

During the three months ended September 30, 2012, the Company granted Mr. Bassani and Mr. Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements.  Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively.  Mr. Smith will be issued 150,000 shares of the Company’s common shares in two tranches of 75,000 shares on each of January 15, 2014 and 2015, respectively.  The Company recorded non-cash compensation of $585,000 and $292,500 related to the future stock issuances to Mr. Bassani and Mr. Smith, respectively, as the bonuses were fully vested upon grant date during the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Company declared contingent stock bonuses of 25,000 and 100,000 shares to Mr. Schafer and Mr. Smith, respectively, and recognized $48,750 and $195,000 of non-cash compensation expense, respectively.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and do not require that Mr. Schafer or Mr. Smith remain employed by the Company.

In August and September 2012, the Company entered into subscription agreements to sell 2012 B UNITS for $2.25 each, with each 2012 B UNIT consisting of one 2012 B share of the Company’s restricted common stock and one 2012 B warrant to purchase one half of a share of the Company’s restricted common stock for $3.10 per share until December 31, 2014 (the “2012 B UNITS”).  During the three months ended September 30, 2012, the Company issued 143,333 2012 B UNITS for total proceeds of approximately $322,500.  The Company allocated the proceeds from the 2012 B shares and the 2012 B warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2012 B Warrants, which was determined to be $0.075 per 2012 B Warrant.  As a result, $5,469 was allocated to the 2012 B Warrants and $317,030 was allocated to the 2012 B Shares, and both were recorded as additional paid in capital.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

6.

STOCKHOLDERS' EQUITY (continued):

Warrants:

As of September 30, 2012, the Company had approximately 6.9 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.17, and the weighted-average remaining contractual life as of September 30, 2012 is 5.44 years.

In July 2012, warrants to purchase 50,000 and 250,000 shares of the Company’s common stock at $2.10 per share were issued pursuant to extension agreements with Mr. Bassani and Mr. Smith, respectively (Note 8).  These warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded non-cash compensation expense of $5,000 and $25,000, respectively, related to the warrant issuances.

During the three months ended September 30, 2012, the Company issued warrants to purchase 71,667 shares of the Company’s common stock in connection with the sale of 2012 B UNITS.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up to 8,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

The Company recorded compensation expense related to employee stock options of $239,055 and $1,981,684 for the three months ended September 30, 2012 and 2011, respectively.  The Company granted 150,000 and 1,400,000 options during the three months ended September 30, 2012 and 2011, respectively.  The fair value of the options granted during the three months ended September 30, 2012 and 2011 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, June 30, 2012	Range, June 30, 2012	Weighted average, June 30, 2011	Range, June 30, 2011
Volatility	66%	60%-68%	84%	61%-88%
Dividend yield	-	-	-	-
Risk-free interest rate	0.32%	0.31%-0.34%	1.37%	0.25%-2.02%
Expected term (years)	3.05	2.66-3.25	4.1	2-4.5

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

6.

STOCKHOLDERS' EQUITY (continued):

Stock options (continued):

A summary of option activity under the 2006 Plan for the three months ended September 30, 2012 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2012	5,111,145	2.86	4.6	274,200
Granted	150,000	2.10
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2012	5,261,145	$2.84	4.4	$206,250
Exercisable at September 30, 2012	4,671,145	$2.85	4.2	$206,250

The following table presents information relating to nonvested stock options as of September 30, 2012:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2011	590,000	$ 1.83
Granted	150,000	0.83
Vested	(150,000)	(0.83)
Forfeited	-	-
Nonvested at June 30, 2012	590,000	$ 1.83

The total fair value of stock options that vested during the three months ended September 30, 2012 and 2011 was $125,000 and $1,821,350, respectively.  As of September 30, 2012, the Company had $373,234 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

6.

STOCKHOLDERS' EQUITY (continued):

Stock options (continued):

Stock-based compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2012 and 2011 are as follows:

	Three months ended September 30, 2012	Three months ended September 30, 2011
General and administrative:
Fair value of stock/warrant bonuses expensed	$ 1,151,250	$ 1,035,300
Fair value of stock issued to an employee	24,999	24,999
Change in fair value from modification of option terms	-	94,820
Fair value of stock options expensed	230,353	1,846,265
Total	$ 1,406,602	$ 3,001,384

Research and development:
Fair value of stock options expensed	$ 8,702	$ 40,598
Total	$ 8,702	$ 40,598

7.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of September 30, 2012, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company.  The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings.  Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.  The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242.  The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $23,726 as of September 30, 2012.   Rent expense net of contractual and month-to-month sub-lease rental income, was nil for both of the three months ended September 30, 2012 and 2011, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

7.

OPERATING LEASE (continued):

At September 30, 2012, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

Fiscal year ended June 30:	Operating lease payments	Sublease rentals	Net operating lease payments
2013 (remainder of year)	169,834	169,834	-
2014	97,219	97,219	-
Total	$267,053	$267,053	$ -

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

8.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Mr. Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 and since September 1, 2010 has been paid a monthly salary of $19,000.  During July 2011, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith has been paid a monthly salary of $20,000.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Mr. Smith will be paid a monthly salary of $21,000 (which is currently being deferred).  In addition, Mr. Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately.  The Company recorded expense of $292,500 for the three months ended September 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Mr. Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Smith is still providing services to the Company on such date).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

8.

COMMITMENTS AND CONTINGENCIES (continued):

Employment and consulting agreements (continued):

Since March 31, 2005, the Company has had various agreements with Brightcap, through which the services of Mr. Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani will provide services to the Company through September 30, 2012 for $312,000 annually.  The Board appointed Mr. Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Mr. Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.   The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Mr. Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2014.  Mr. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested.  The Company recorded expense of $585,000 for the three months ended September 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.   As part of the extension agreement, Mr. Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Mr. Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Mr. Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Edward Schafer pursuant to which Mr. Schafer will continue to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Mr. Schafer’s services will remain unchanged and Mr. Schafer will be issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which are immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Schafer is still providing services to the Company on such date).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

8.

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

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of September 30, 2012, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

Effective January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Mr. Smith and effective July 15, 2012 the Company declared contingent stock bonuses of 100,000 and 25,000 shares to Mr. Smith and Mr. Schafer, respectively. The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and do not require that Mr. Smith or Mr. Schafer remain employed by the Company.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2012

8.

COMMITMENTS AND CONTINGENCIES (continued):

Litigation:

The Company currently is not involved in any material litigation.

9.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2012 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2012 through November 6, 2012 the Company has issued 16,964 shares of the Company’s common shares to various consultants and an employee valued at approximately $33,700.

From October 1, 2012 through November 6, 2012 the Company has issued 34,223 Units (each consisting of one share of the Company’s common stock and a warrant to purchase ½ share of the Company’s common stock at $3.10 per share until December 31, 2014) for approximately $77,000 of proceeds.

As of November 6, 2012, the Company has accrued additional deferred compensation totaling approximately $59,500 of which $26,000 and $21,000, respectively, is owed to Mr. Bassani and Mr. Smith, and $12,500 is due to Mr. Shafer.

PART I - FINANCIAL INFORMATION

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K for the year ended June 30, 2012.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider System. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the recently amended EPA Chesapeake Bay model. The Company intends to have the Phase 2 Kreider Project operational during the 2013 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under  long term contracts) during the 2013 fiscal year subject to verification by the PADEP.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months. It is anticipated that such activities will accelerate now that the Company has received final permits for the initial KF System (and as its credits are verified).  Now that final permitting and verification plan approval has been completed at the Kreider System, the Company intends to seek to advance commercial sales in additional areas which face deadlines to meet EPA TMDL requirements.

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

The Company’s audited financial statements for the years ended June 30, 2012 and 2011 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the Company had a working capital deficit and a stockholders’ deficit of approximately $345,000 and $858,000, respectively.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2012 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses of approximately $2,453,000 and $3,839,000 for the three months ended September 30, 2012 and 2011, respectively.  At September 30, 2012 the Company has a working capital deficit and a stockholder’s deficit of approximately $820,000 and $1,562,000, respectively.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

General and Administrative

Total general and administrative expenses were $2,349,000 and $3,762,000 for the three months ended September 30, 2012 and 2011, respectively.

General and administrative expenses, excluding stock-based compensation charges of $1,407,000 and $3,001,000, were $942,000 and $761,000 for the three months ended September 30, 2012 and 2011, respectively, representing an $181,000 increase.  The primary reason for the increase is due to the increase in depreciation expense from $4,000 for the three months ended September 30, 2011 to $166,000 for the three months ended September 30, 2012. Kreider 1 was placed in service on August 1, 2012 and its components are being depreciated over their estimated useful lives.   Salaries and related payroll tax expenses increased to $300,000 for the three months ended September 30, 2012 from $230,000 for the three months ended September 30, 2011, primarily due to the fact that during the three months ended September 30, 2011, certain salaries were being capitalized as part of Kreider 1.

General and administrative stock-based compensation for the three months ended September 30, 2012 and 2011 consists of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011
General and administrative:
Fair value of stock/warrant bonuses expensed	$ 1,151,000	$ 1,035,000
Fair value of stock issued to an employee	25,000	25,000
Change in fair value from modification of option terms	-	95,000
Fair value of stock options expensed under ASC 718	231,000	1,846,000
Total	$1,407,000	$3,001,000

Stock-based compensation charges decreased to $1,407,000 from $3,001,000 for the three months ended September 30, 2012 and 2011, respectively.  Compensation expense relating to stock options was $231,000 and $1,846,000 during the three months ended September 30, 2012 and 2011, respectively, and the decrease is due to more options being vested upon grant date during the three months ended September 30, 2011.  The Company also recognized general and administrative non-cash compensation expenses of $1,151,000 and $1,035,000 during the three months ended September 30, 2012 and 2011, respectively, due to the granting and vesting of stock and warrant bonuses.  The non-cash compensation expense related to stock and warrant bonuses for both periods were primarily in connection with the extension of employment agreements of two key officers.  Compensation expense relating to the change in fair value from the modification of option terms was nil and $95,000 for the three months ended September 30, 2012 and 2011, respectively.  During the three months ended September 30, 2011 the options of a key employee were modified.

Research and Development

Total research and development expenses were $49,000 and $70,000 for the three months ended September 30, 2012 and 2011, respectively.

Research and development expenses, excluding stock-based compensation charges of $9,000 and $41,000  were $40,000 and $29,000 for the three months ended September 30, 2012 and 2011, respectively.  The primary reason for the increase is due to some pilot program testing related to the enhancement of the Company’s technology.

Research and development stock-based compensation for the three months ended September 30, 2012 and 2011 consists of the following:

	Three months ended September 30, 2012	Three months ended September 30, 2011
Research and development:
Fair value of stock options expensed under ASC 718	$ 9,000	$ 41,000
Total	$ 9,000	$ 41,000

Stock-based compensation expense decreased from $41,000 for the three months ended September 30, 2011 to $9,000 for the three months ended September 30, 2012.  The decrease is due to the signing in March 2011 of a new employment agreement with a research and development employee which vested stock options previously granted to the employee during May 2008, with issuance and vesting contingent upon the signing of the new employment agreement.  There were no similar charges for the three months ended September 30, 2012.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,398,000 and $3,833,000 for the three months ended September 30, 2012 and 2011, respectively.

Other Expense (Income)

Other expense was $55,000 and $6,000 for the three months ended September 30, 2012 and 2011, respectively.  Interest expense increased to $55,000 for the three months ended September 30, 2012 from $7,000 for the three months ended September 30, 2011.  Interest expense increased primarily due to $34,000 of Pennvest loan interest no longer being capitalized as of August 1, 2012 due to Kreider 1 being placed in service.  Interest also increased due to higher deferred compensation balances owed to Brightcap and Mark Smith as of September 30, 2012.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 and $13,000 for the three months ended September 30, 2012 and 2011, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,453,000 and $4,524,000 for the three months ended September 30, 2012 and 2011, respectively, representing a $0.20 decrease in the net loss per basic and diluted common share from $0.34 to $0.14.  For the three months ended September 30, 2011, the Company recorded $549,000 as an inducement offered to its Series C Preferred stockholders to convert their Series C Preferred shares into the Company’s restricted common shares at a conversion rate of $3.00 versus the original conversion rate of $4.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the three months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended June 30, 2012 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2012, the Company had cash of approximately $99,000. During the three months ended September 30, 2012, net cash used in operating activities was $532,000, primarily consisting of cash operating expenses related to the KF Project that are no longer being capitalized. As previously noted, the Company is currently not generating revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require significant funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2012 the Company used $64,000 for the final testing during the certification period of the KF Project, which has been capitalized as property and equipment.

Financing Activities

During the three months ended September 30, 2012, the Company received cash proceeds of $322,000 related to the sale of its restricted units, consisting of a common share and a warrant to purchase one half of a common share.  The Company used $25,000 and $3,000 respectively, for the redemption of 250 Series B preferred shares and accrued dividends, respectively.

As of September 30, 2012 the Company has debt obligations consisting of deferred compensation of $1,129,000 and a loan payable of $7,754,000 (owed by PA-1).  In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of September 30, 2012, the Company has 14 months remaining on the lease.

Plan of Operations and Outlook

As of September 30, 2012, the Company had cash of approximately $99,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any revenues. During fiscal year 2012 and for the three months ended September 30, 2012, the Company experienced greater difficulty in raising equity funding than in the prior year. As a result, the Company faced (and continues to face), significant cash flow management challenges due to severe working capital constraints. While the Company hopes to commence revenue generation during the 2013 fiscal year, it is not currently generating any revenues. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring cash compensation. As of November 6, 2012 such deferrals totaled approximately $1,188,000 (including accrued interest). During the three months ended September 30, 2012 the Company has raised proceeds of approximately $322,500 through sale of its securities (Note 6 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)   The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820.  The Company has provided the lessor with a letter of credit in connection with the lease in the amount of $57,315 as of September 30, 2012. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects.  The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease.  Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment.  During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658.  Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

2)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiaries, Bion Services Group, Inc. ("Bion Services") and  PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Phase 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The system will be owned and operated by Bion through PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Phase 1 Kreider System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that it will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Phase 1 Kreider System. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2012 the Company sold the following restricted securities (including  units that contained shares of restricted common stock): a) 16,403 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at  $33,819, in aggregate, to certain consultants and/or employees for services; b) 678 shares issued to consultants outside the Plan, valued at $1,424, for services, which shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933; c) 143,333  Units, each consisting of one share and one half warrant, at a price of $2.25 per Unit These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 7, 2012	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2012	By:	/s/ Dominic Bassani
Dominic Bassani
Chief Executive Officer