Form 10-Q
period 2013-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2013-05-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 10, 2013, there were 17,572,580 Common Shares issued and 16,868,271 Common Shares outstanding.

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

PART I - FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES
CONSOLDATED BALANCE SHEETS
	March 31, 2013	June 30, 2012
	(unaudited)
ASSETS:

Current assets:
Cash	$58,058	$399,992
Restricted cash (Note 8)	57,315	-
Prepaid insurance and expenses	29,738	42,707
Deposits and other receivables	12,038	6,958

Total current assets	157,149	449,657

Restricted cash (Note 8)	-	57,315
Property and equipment, net (Note 3)	7,577,674	8,172,702

Total assets	$7,734,823	$8,679,674

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,021,918	$711,677
Deferred revenue	1,483	-
Deferred rent (Note 8)	15,195	-
Loans payable - affiliates (Note 4)	128,275	-
Current portion of deferred compensation (Note 5)	1,556,833	83,083
Loan payable (Note 6)	7,754,000	-

Total current liabilities	10,477,704	794,760

Loan payable (Note 6)	-	7,754,000
Deferred compensation, less current portion (Note 5)	-	833,452
Deferred rent (Note 8)	-	27,992

Total liabilities	10,477,704	9,410,204

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 and 450 shares issued and outstanding, respectively; liquidation preference of $23,500 and $49,500, respectively	20,900	43,650

Deficit :
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; nil and 300 shares issued and outstanding, respectively; liquidation preference of nil and $33,000, respectively	-	29,050
Common stock, no par value, 100,000,000 shares authorized, 17,436,618 and 16,814,103 shares issued, respectively; 16,732,309 and 16,109,794 shares outstanding, respectively	-	-
Additional paid-in capital	93,944,129	91,177,978
Accumulated deficit	(96,787,540)	(92,065,095)

Total Bion’s stockholders’ deficit	(2,843,411)	(858,067)

Noncontrolling interest	79,630	83,887

Total deficit	(2,763,781)	(774,180)

Total liabilities and deficit	$7,734,823	$8,679,674

See notes to consolidated financial statements

5 BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenue	$ 10,379	$ -	$ 10,379	$ -

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	969,503	861,571	4,390,257	5,649,626
Research and development (including stock-based compensation (Note 7))	53,259	34,810	139,578	133,304
Total operating expenses	1,022,762	896,381	4,529,835	5,782,930

Loss from operations	(1,012,383)	(896,381)	(4,519,456)	(5,782,930)

Other expense (income):
Interest expense	80,002	35,431	207,386	49,861
Interest income	(44)	(331)	(140)	(2,033)
	79,958	35,100	207,246	47,828
Net loss	(1,092,341)	(931,481)	(4,726,702)	(5,830,758)

Net loss attributable to the noncontrolling interest	1,466	1,360	4,257	15,634

Net loss attributable to Bion	(1,090,875)	(930,121)	(4,722,445)	(5,815,124)
Conversion inducement	-	-	-	(755,258)
Dividends on preferred stock	(1,000)	(1,875)	(3,917)	(153,300)

Net loss applicable to Bion’s common stockholders	$(1,091,875)	$(931,996)	$(4,726,362)	$(6,723,682)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$ (0.06)	$ (0.06)	$ (0.27)	$ (0.44)

Weighted-average number of common shares outstanding:
Basic and diluted:	17,476,779	16,145,128	17,197,996	15,134,477

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Bion’s Shareholders’
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2012	300	$29,050	16,814,103	$ -	$91,177,978	$(92,065,095)	$83,887	$ (774,180)

Vesting of options for services	-	-	-	-	405,799	-	-	405,799

Issuance of common stock for services	-	-	102,792	-	1,234,091	-	-	1,234,091

Issuance of warrants for services	-	-	-	-	33,000	-	-	33,000

Sale of units	-	-	508,056	-	1,060,499	-	-	1,060,499

Dividends on Series B preferred stock	-	-	-	-	(1,917)	-	-	(1,917)

Dividends on Series C preferred stock	-	2,000	-	-	(2,000)	-	-	-

Conversion of Series C preferred stock	(300)	(31,050)	11,667	-	36,679	-	-	5,629

Net loss	-	-	-	-	-	(4,722,445)	(4,257)	(4,726,702)

Balances, March 31, 2013	-	$ -	17,436,618	$ -	$93,944,129	$(96,787,540)	$79,630	$(2,763,781)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,726,702)	$(5,830,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	659,216	11,950
Accrued interest on deferred compensation and other	75,059	40,591
Stock-based compensation	1,672,890	3,847,784
Decrease in prepaid insurance and expenses	12,969	14,376
(Increase) decrease in deposits and other receivables	(5,080)	3,094
Increase (decrease) in accounts payable and accrued expenses	306,952	(779,077)
Increase in deferred compensation	580,800	444,083
Increase in deferred revenue	1,483	-
Decrease in deferred rent	(12,797)	(14,499)

Net cash used in operating activities	(1,435,210)	(2,262,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	-	25,000
Purchase of property and equipment	(64,189)	(631,421)
Net cash used in investing activities	(64,189)	(606,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units	1,060,499	825,000
Proceeds from loans payable - affiliates	125,000	-
Proceeds from loan payable	-	1,342,432
Redemption of Series B preferred shares	(25,000)	-
Payment of commissions on Series B and C conversions	(117)	(22,355)
Payment of Series B preferred dividends	(2,917)	(69,175)
Payment of Series C preferred dividends	-	(80,375)

Net cash provided by financing activities	1,157,465	1,995,527

Net decrease in cash	(341,934)	(873,350)

Cash at beginning of period	399,992	1,394,388

Cash at end of period	$58,058	$521,038

Supplemental disclosure of cash flow information:
Cash paid for interest, including $15,793 and $134,071 of capitalized interest	$98,747	$140,051
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of Series B preferred to common stock	$-	$2,469,706
Conversion of Series C preferred to common stock	$36,796	$3,594,762
Issuance of common stock in exchange for services	$-	$-
Series B preferred stock dividends accrued	$1,917	$2,250
Series C preferred stock dividends accrued	$2,000	$1,500
Reclassification of other liability	$-	$1,029,861

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2013

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

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period Bion elected not to pursue near-term business opportunities such as retrofitting existing CAFO's with waste management solutions, because management believed such efforts would have diverted scarce management and financial resources and negatively impacted Bion’s ability to complete: 1) re-development of technology for environmentally sound treatment of CAFO waste streams and 2) development of an integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.

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

Management believes that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. The nutrient rich solids recovered from the livestock waste stream can be utilized as either high value fertilizer and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer.

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

Bion is presently involved in the very early development and pre-development activities related to Integrated Projects in Pennsylvania.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in the Northeast, Midwest, and the North Central United States (dairy and/or beef). All such discussions are still in preliminary stages.  Additionally, the Company is involved in very early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

Additionally, Bion has commenced discussions that may lead to installation of Bion systems on existing and/or new dairies, beef facilities and swine farms in the Midwest.

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania and other Chesapeake Bay states and at the federal level (the Environmental Protection Agency (“EPA) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”)  together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. To complete these projects substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be expended for continuing operations. Upon successful construction and operation of these systems, the Company anticipates that it will continue to earn revenue from the sale of nutrient (and other) environmental credits related to the Kreider system and through sales of renewable energy generated by the Kreider systems.

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any).  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale during the 2013 fiscal year while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. As a result, Pennvest has the right to declare that the Pennvest Loan is in default and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet. It is not possible at this date to predict the outcome of these negotiations. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

Development work, including amended credit certification and negotiations with venture partners, continues related to the details of the second phase of the Kreider project. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, it is anticipated that agreements related to the second Kreider project will be executed during the 2013 calendar year and that permitting and construction will be completed in the 2014 calendar year. As discussed above, this project faces challenges related to the current limits of the existing market and funding of technology-based, verifiable agricultural nutrient reductions.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively, and a net loss of approximately $4,727,000 for the nine months ended March 31, 2013.  At March 31, 2013, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,321,000 and $2,843,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2013, the Company has sold 508,056 equity Units in two separate offerings (Note 7) and received proceeds of $1,060,499

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During fiscal year 2012 and through the nine months ended March 31, 2013, the Company experienced greater difficulty in raising equity funding than in the prior year. During the quarter ended March 31, 2013, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation (Note 5) and members of the Company’s senior management have made loans to the Company (Note 4).  The extended constraints on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal year 2013.  If the Company does not have greater success in its efforts to raise needed funds during the current quarter (and subsequent periods), management will need to consider deeper cuts (including personnel cuts) and curtailments of operations.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facilities) and to continue to operate the Kreider 1 facilities. The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for small companies), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2013, the results of operations of the Company for the three and nine months ended March 31, 2013 and 2012 and cash flows of the Company for the nine months ended March 31, 2013 and 2012.  Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the nine months ended March 31, 2013 and 2012, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2013	March 31, 2012
Warrants	7,087,449	6,411,753
Options	5,261,145	5,111,145
Convertible debt	808,619	320,030
Convertible preferred stock	11,750	32,251

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2013 and 2012:

	Three months ended March 31, 2013	Three months ended March 31, 2012	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Shares issued – beginning of period	17,314,819	16,437,052	16,814,103	13,730,291
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	16,610,510	15,732,743	16,109,794	13,025,982
Weighted average shares for fully vested stock bonuses (Note 7)	840,000	390,000	815,365	367,745
Weighted average shares issued during the period	26,269	22,385	272,837	1,740,750
Basic weighted average shares – end of period	17,476,779	16,145,128	17,197,996	15,134,477

Revenue Recognition:

Revenues are generated from the sale of nutrient reduction credits.  The Company recognizes revenue from the sale of nutrient credits when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured.

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	March 31, 2013	June 30, 2012
Machinery and equipment	$5,432,947	$ -
Buildings and structures	2,574,010	-
Kreider 1	-	8,155,922
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	244,652	34,240
	8,311,877	8,250,430
Less accumulated depreciation	(734,203)	(77,728)
	$7,577,674	$8,172,702

During the nine months ended March 31, 2013, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $246,679 and $3,801 for the three months ended March 31, 2013 and 2012, respectively, and $659,216 and $11,950 for the nine months ended March 31, 2013 and 2012, respectively.

4.

LOANS PAYABLE - AFFILIATES:

As of March 31, 2013, Dominic Bassani (“Bassani”), the Chief Executive Officer (“CEO”) and Mark A. Smith (“Smith”), the Company’s President, have loaned the Company $100,000 and $25,000 respectively, for working capital needs.  The loans bear interest at 6% per annum and will be repaid when the Company’s cash position permits.  Interest expense related to the loans payable – affiliates was $3,275 for the three and nine months ended March 31, 2013.  During April 2013, Bassani loaned the Company an additional $100,000, which bears the same terms as the other loans.

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $250,333 as of March 31, 2013.  The balance is payable at various times dependent upon the cash reserves of the Company.

As of March 31, 2013, the Company owed Brightcap Capital Ltd. (“Brightcap”), for services provided by Bassani, deferred compensation of $846,855, including interest of $83,855, which is due and payable on January 15, 2014.  Of the $846,855, $210,375 of the deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.  The remaining $636,480 of deferred compensation accrues interest at 8% per annum and is convertible into Units which consist of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock. Conversion of this deferred compensation is at the sole discretion of Brightcap and Bassani.

As of March 31, 2013, the Company owes Smith, deferred compensation of $459,645, including interest of $26,891 which is due and payable on January 15, 2014.  The deferred compensation accrues interest at 8% per annum.  The deferred compensation plus accrued interest of $636,480 and $459,645 owed to Brightcap and Smith, respectively, may be converted, at the sole election of Brightcap and Smith, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at an initial price of $2.50 per Unit until December 31, 2016.  As the conversion price of $2.50 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at March 31, 2013.  In addition, the conversion price of the deferred compensation plus accrued interest will be the lower of the $2.50 per Unit price or the lowest price at which the Company sells its common stock between April 1, 2012 and January 15, 2014 (extended subsequent to March 31, 2013, to January 15, 2015). As of March 31, 2013, the lowest price at which the Company had sold its common stock during the relevant period is $1.64 per share, pursuant to a formula for conversion of deferred compensation in an existing compensation agreement.  Subsequent to March 31, 2013 the Company sold common stock at a price of $1.25 per share, which is now the lowest price at which the Company has sold its common stock during the relevant period, pursuant to a formula for conversion of deferred compensation in an existing compensation agreement. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of Accounting Standards Codification (“ASC”) 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, under which, Bassani and Smith  have agreed to continue to defer their respective cash compensation for up to an additional year until April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the same terms as are set forth in the paragraph above.  The Company will provide Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.  Smith has agreed to add $25,000 of loans payable – affiliates he made to the Company and approximately $30,000 of unreimbursed expenses to the principal of his convertible promissory note.   As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the current fiscal year.  In consideration of these agreements, Bassani and Smith: a) have been granted ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions) and c) other modifications have been made to existing agreements.

6.

LOAN PAYABLE:

As of March 31, 2013, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 facility and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  For each of the three months ended March 31, 2013 and 2012, the Company has incurred interest expense related to the Pennvest Loan of $49,374.  For the nine months ended March 31, 2013 and 2012, the Company has incurred interest expense related to the Pennvest Loan of $148,120 and $142,900, respectively, of which $15,793 and $136,920 has been capitalized as a cost of Kreider 1 for the nine months ended March 31, 2013 and 2012, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, Pennvest and PA-1 have commenced negotiations related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default, and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet.  It is not possible at this date to predict the outcome of such negotiations. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.  See also Note 1 above.

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

During the nine months ended March 31, 2013 the Company redeemed 250 shares of its Series B Preferred stock plus accrued dividends of $2,500 for $27,500.  The remaining 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed.

During the years ended June 30, 2012 and 2011, the Company declared dividends of $72,550 and $281,700 respectively. During the nine months ended March 31, 2013 and 2012, the Company declared dividends of $1,500 and $71,425, respectively.  At March 31, 2013, dividends payable are $3,500.

Series C Preferred stock:

During the nine months ended March 31, 2013, one of the Company’s Series C Preferred stockholders asked to convert their shares under the Series C Preferred Stock Conversion Subscription Agreement (“Series C Conversion Agreement”) pursuant to which the remaining Series C Preferred stockholders agreed to convert their Series C Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $3.00 per share.   The conversion price of $3.00 per share represents a $1.00 per share reduction from the original terms of the Series C Preferred stock.  Pursuant to the Series C Conversion Agreement the Company pays fees to any licensed/registered broker(s)/advisor(s) who assist in the conversion process composed of: a) a cash commission of $0.01 per share of common stock received by the subscribed shareholders, and b) one warrant for each 10 shares received by the participating Series C stockholders. Each warrant allows for the purchase of one share of the Company’s restricted common stock at $3.10 per share until expiration on December 31, 2014.  The Company agreed to honor the Series C Conversion Agreement on February 15, 2013, pursuant to which a total of 300 shares of Series C Preferred stock and accrued dividends of $5,000 were converted into 11,667 shares of common stock and 1,167 warrants were issued to a broker.   The Company allocated the value between the restricted common stock and the warrants based upon their relative fair value to the total value of the issuances using the share price of the common stock on the day of the conversion and the value of the warrants, which was determined to be $0.075 per warrant.  As a result, $155 and $40,591 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company paid commissions of $116 related to the conversion which resulted in a reduction of additional paid-in capital.   The Company recorded $5,746 related to the conversion inducement of the Series C stock, which is reflected as part of the value of the Series C Preferred stock with an offset to reduce additional paid-in capital, and is included in the determination of net loss applicable to common stockholders.

During the years ended June 30, 2012 and 2011, the Company declared dividends of $82,625 and $274,675 respectively. During the nine months ended March 31, 2013 and 2012, the Company declared dividends of $2,000 and $81,875, respectively.  At March 31, 2013 dividends payable are nil.

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

During the nine months ended March 31, 2013, the Company issued 57,792 shares of the Company’s restricted common stock at prices ranging from $1.64 to $2.13 per share for consulting services valued at $112,841, in the aggregate, to consultants and an employee.  The Company also issued 45,000 shares of fully vested bonus shares granted to Mr. Smith in fiscal year 2012 which were expensed at grant date.

During the nine months ended March 31, 2013, the Company granted Mr. Bassani and Mr. Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements.  Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively.  Mr. Smith will be issued 150,000 shares of the Company’s common shares in two tranches of 75,000 shares on each of January 15, 2014 and 2015, respectively.  The Company recorded non-cash compensation of $585,000 and $292,500 related to the future stock issuances to Mr. Bassani and Mr. Smith, respectively, as the bonuses were fully vested upon grant date during the nine months ended March 31, 2013.

During the nine months ended March 31, 2013, the Company declared contingent stock bonuses of 25,000 and 100,000 shares to Mr. Schafer and Mr. Smith, respectively, and recognized $48,750 and $195,000 of non-cash compensation expense, respectively.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and do not require that Mr. Schafer or Mr. Smith remain employed by the Company.

During the nine months ended March 31, 2013, the Company entered into subscription agreements to sell 2012 B UNITS for $2.25 each, with each 2012 B UNIT consisting of one 2012 B share of the Company’s restricted common stock and one 2012 B warrant to purchase one half of a share of the Company’s restricted common stock for $3.10 per share until December 31, 2014 (the “2012 B UNITS”).  During the nine months ended March 31, 2013, the Company issued 177,556 2012 B UNITS for total proceeds of $399,499.  The Company allocated the proceeds from the 2012 B shares and the 2012 B warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2012 B Warrants, which was determined to be $0.075 per 2012 B Warrant.  As a result, $6,905 was allocated to the 2012 B Warrants and $392,594 was allocated to the 2012 B Shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2013, the Company entered into subscription agreements to sell 2013 UNITS for $2.00 each, with each 2013 UNIT consisting of one 2013 Share of the Company’s restricted common stock and one 2013 Warrant to purchase one half of a share of the Company’s restricted common stock for $2.50 per share until December 31, 2014 (the “2013 UNITS”).  During the nine months ended March 31, 2013, the Company issued 330,500 2013 UNITS for total proceeds of approximately $661,000.  The Company allocated the proceeds from the 2013 shares and the 2013 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2013 Warrants, which was determined to be $0.075 per 2013 Warrant.  As a result, $12,262 was allocated to the 2013 Warrants and $648,738 was allocated to the 2013 Shares, and both were recorded as additional paid in capital.

Warrants:

As of March 31, 2013, the Company had approximately 7.1 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.19, and the weighted-average remaining contractual life as of March 31, 2013 is 4.86 years.

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

During the nine months ended March 31, 2013, the Company issued warrants to purchase 88,779 and 165,250 shares of the Company’s common stock in connection with the sale of 2012 B UNITS and 2013 UNITS, respectively.

During the nine months ended March 31, 2013 warrants to purchase 30,000 shares of the Company’s common stock at $2.50 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire on June 30, 2017.  The Company recorded non-cash compensation expense of $3,000 related to the warrant issuance.

During the nine months ended March 31, 2013, the Company issued 1,667 warrants in connection with the conversion of Series C Preferred Stock.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up to 8,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

The Company recorded compensation expense related to employee stock options of $52,690 and $209,641 for the three months ended March 31, 2013 and 2012, respectively, and $405,799 and $2,510,747 for the nine months ended March 31, 2013 and 2012, respectively.  The Company granted 150,000 and 1,475,000 options during the nine months ended March 31, 2013 and 2012, respectively.  The fair value of the options granted during the nine months ended March 31, 2013 and 2012 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, March 31, 2013	Range, March 31, 2013	Weighted average, March 31, 2012	Range, March 31, 2012
Volatility	66%	60%-68%	83%	61%-88%
Dividend yield	-	-	-	-
Risk-free interest rate	0.32%	0.31%-0.34%	1.31%	0.25%-2.02%
Expected term (years)	3.05	2.66-3.25	4.02	2-4.5

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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2012	5,111,145	2.86	4.6	274,200
Granted	150,000	2.10
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2013	5,261,145	$2.84	3.9	$168,750
Exercisable at March 31, 2013	4,936,145	$2.85	3.8	$168,750

The following table presents information relating to nonvested stock options as of March 31, 2013:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2012	590,000	$ 1.83
Granted	150,000	0.83
Vested	(415,000)	(1.44)
Forfeited	-	-
Nonvested at March 31, 2013	325,000	$ 1.86

The total fair value of stock options that vested during the nine months ended March 31, 2013 and 2012 was $599,650 and $2,394,575, respectively.  As of March 31, 2013, the Company had $206,491 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012	Nine months ended March 31, 2013	Nine months ended March 31, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$ -	$1,151,250	$1,035,300
Fair value of stock issued to an employee	24,999	24,999	74,997	74,997
Change in fair value from modification of option terms	-	-	-	94,820
Fair value of stock options expensed	44,889	199,988	379,973	2,365,676
Total	$69,888	$224,987	$1,606,220	$3,570,793

Research and development:
Fair value of stock options expensed	$ 7,801	$ 9,653	$ 25,826	$ 50,251
Total	$ 7,801	$ 9,653	$ 25,826	$ 50,251

8.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of March 31, 2013, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company.  The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings.  Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.  The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242.  The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $15,195 as of March 31, 2013.   Rent expense net of contractual and month-to-month sub-lease rental income, was nil for each of the three and nine months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

Fiscal year ended June 30:	Operating lease payments	Sublease rentals	Net operating lease payments
2013 (remainder of year)	56,611	56,611	-
2014	97,219	97,219	-
Total	$ 153,830	$ 153,830	$ -

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

9.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Mr. Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement whereby Mr. Smith continued to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Mr. Smith has been paid a monthly salary of $20,000, which salary has been accrued and deferred.  In addition, Mr. Smith will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement whereby Mr. Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Mr. Smith’s monthly salary became $21,000 (which is currently being deferred).  In addition, Mr. Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately.  The Company recorded expense of $292,500 for the nine months ended March 31, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Mr. Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Mr. Smith is still providing services to the Company on such date).

Since March 31, 2005, the Company has had various agreements with Brightcap, through which the services of Mr. Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Mr. Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred).  The Board appointed Mr. Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Mr. Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Mr. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.   The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Mr. Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Mr. Bassani will continue to provide the services of CEO through June 30, 2014.  Mr. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Mr. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested.  The Company recorded expense of $585,000 for the nine months ended March 31, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.   As part of the extension agreement, Mr. Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, in which Bassani and Smith have agreed to continue to defer their respective cash compensation for up to an additional year until April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the same terms as are set forth in Note 5.  The Company will provide Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.   Smith has agreed to add $25,000 of loans payable - affiliates he made to the Company and approximately $30,000 of unreimbursed expenses to the principal of his convertible promissory note. As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the current fiscal year.  In consideration of these agreements, Bassani and Smith:  a) have been granted ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made.

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

During January 2012, the Company approved an employment agreement contract extension effective January 1, 2012 with Craig Scott whereby he will continue to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2012, at an annual salary of $144,000. In consideration for his extension agreement, Mr. Scott was granted 75,000 options to purchase shares of the Company’s common shares at $2.75 per share with an expiration date of December 31, 2016, 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10 and $20 per share, respectively, and an extension of the expiration dates all his existing warrants and options as of January 1, 2012 until December 31, 2016. Mr. Scott currently works for the Company on a month-by-month basis.  The Company anticipates that a new employment agreement with Mr. Scott will be negotiated during 2013.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 through July 1, 2011, and $180,000 thereafter.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom, pursuant to which Mr. Bloom, the Company’s Chief Engineering Officer, will act as Vice President-Engineering of the Company through January 31, 2016 at an annual salary of $180,000.

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of March 31, 2013, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

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

10.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2013 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2013 through May 10, 2013 the Company has issued 9,962 shares of the Company’s common shares to an employee and a consultant valued at approximately $17,000, and 126,000 shares of restricted common stock to investors for gross proceeds of $157,500.

As of May 10, 2013, the Company has accrued additional deferred compensation totaling approximately $59,500 of which $26,000 and $21,000, respectively, is owed to Bassani and Smith, and $12,500 is due to Schafer.

During April 2013, Bassani advanced the Company $100,000 which, effective May 15, 2013 pursuant to the agreement with Bassani described in the paragraph immediately below, when combined with prior advances (and accrued interest thereon) will be represented by a demand promissory note in the initial principal amount of approximately $204,000_from the Company to Bassani which shall be due and payable on July 1, 2013 if not paid sooner.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, under which, Bassani and Smith have agreed to continue to defer their respective cash compensation for up to an additional year until April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the same terms as are set forth Note 5.  The Company will provide Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal. Smith has agreed to add $25,000 of loans payable - affiliates he made to the Company and approximately $30,000 of unreimbursed expenses to the principal of his convertible promissory note. As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the current fiscal year.  In consideration of these agreements, Bassani and Smith: a) have been granted ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made.

PART I - FINANCIAL INFORMATION

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein and with the Company's Form 10-K for the year ended June 30, 2012.

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides a comprehensive environmental solution to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). The re-development process is now substantially complete and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation. Bion’s technology platform centers on its patented biological process that separates and aggregates the various assets in the CAFO waste stream so they become benign and/or valuable and transportable. The system can remove up to 95% of the nutrients in the effluent, reduces greenhouse gases by 90% and virtually eliminates ammonia emissions, as well as pathogens, antibiotics and hormones in the waste stream. In addition to capturing valuable nutrients for reuse, the technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. The technology is proven in commercial operations; it has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies; and it is protected by seven US patents in addition to several international patents both issued and applied for.

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

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania to design, construct and operate a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project. After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During

2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale during the 2013 calendar year while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet. It is not possible at this date to predict the outcome of such negotiations. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the recently amended EPA Chesapeake Bay model. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to have the Phase 2 Kreider Project operational during the 2014 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under long term contracts) during the 2014 fiscal year subject to verification by the PADEP. Liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and the Company’s proposed projects.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months. Now that final permitting and verification plan approval has been completed at the Kreider 1 system, the Company intends to seek to advance commercial sales in additional areas which face deadlines to meet EPA TMDL requirements.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania and other Chesapeake Bay states and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oak Farms.  The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Bion expects legislation to be filed in Pennsylvania during the spring of 2013 that, if passed will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities.  If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects but will also subsequently form the basis for a Chesapeake Bay watershed strategy and a national clean water strategy.

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

The Company’s audited financial statements for the years ended June 30, 2012 and 2011 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $6,465,000 and $6,998,000 during the years ended June 30, 2012 and 2011, respectively.  At June 30, 2012, the Company had a working capital deficit and a stockholders’ deficit of approximately

$345,000 and $858,000, respectively.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2012 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses of approximately $1,092,000 and $4,727,000 for the three and nine months ended March 31, 2013, respectively.  At March 31, 2013 the Company has a working capital deficit and a stockholder’s deficit of approximately $10,321,000 and $2,843,000, respectively.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Revenue Recognition

While the Company has not recognized any significant operating revenues for the past two fiscal years, the Company has commenced generation of revenues during the nine months ended March 31, 2013.  Revenues are generated from the sale of nutrient reduction credits, product sales, technology license fees, annual waste treatment fees and/or direct ownership interests in Integrated Projects.  The Company recognizes revenue from the sale of nutrient credits and products when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured.  The Company expects that technology license fees will be generated from the licensing of Bion's systems.  The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship.  In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

General and Administrative

Total general and administrative expenses were $970,000 and $862,000 for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses, excluding stock-based compensation charges of $70,000 and $225,000, were $900,000 and $637,000 for the three months ended March 31, 2013 and 2012, respectively, representing a $263,000 increase.  The primary reason for the increase is due to the increase in depreciation expense from $4,000 for the three months ended March 31, 2012 to $247,000 for the three months ended March 31, 2013.  Kreider 1 was placed in service on August 1, 2012 and its components are being depreciated over their estimated useful lives.  Salaries and related payroll tax expenses increased to $324,000 for the three months ended March 31, 2013 from $252,000 for the three months ended March 31, 2012, primarily due to the fact that during the three months ended March 31, 2012, certain salaries were being capitalized as part of Kreider 1.

General and administrative stock-based compensation for the three months ended March 31, 2013 and 2012 consists of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
General and administrative:
Fair value of stock issued to an employee	$ 25,000	$ 25,000
Fair value of stock options expensed under ASC 718	45,000	200,000
Total	$ 70,000	$225,000

Stock-based compensation charges decreased to $70,000 from $225,000 for the three months ended March 31, 2013 and 2012, respectively.  Compensation expense relating to stock options was $45,000 and $200,000 during the three months ended March 31, 2013 and 2012, respectively, and the decrease is due to more options vesting during the three months ended March 31, 2012.

Research and Development

Total research and development expenses were $53,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively.

Research and development expenses, excluding stock-based compensation charges of $8,000 and $10,000 were $45,000 and $25,000 for the three months ended March 31, 2013 and 2012, respectively.  The primary reason for the increase is due to pilot program testing related to the enhancement of the Company’s technology.

Research and development stock-based compensation for the three months ended March 31, 2013 and 2012 consists of the following:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Research and development:
Fair value of stock options expensed under ASC 718	$ 8,000	$ 10,000
Total	$ 8,000	$ 10,000

Stock-based compensation expense decreased from $10,000 for the three months ended March 31, 2012 to $8,000 for the three months ended March 31, 2013.  The difference between the periods is insignificant.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,012,000 and $896,000 for the three months ended March 31, 2013 and 2012, respectively.

Other Expense (Income)

Other expense was $80,000 and $35,000 for the three months ended March 31, 2013 and 2012, respectively.  Interest expense increased to $80,000 for the three months ended March 31, 2013 from $35,000 for the three months ended March 31, 2012.  Interest expense increased primarily due to $49,000 of Pennvest loan interest no longer being capitalized as of August 1, 2012 due to Kreider 1 being placed in service.  The interest related to deferred compensation balances owed to Brightcap and Mark Smith also increased from $12,000 for the three months ended March 31, 2012 to $22,000 for the three months ended March 31, 2013.  Interest expense for the three months ended March 31, 2012 included $20,000 of interest allocated to the additional warrants issued to the 2011 UNIT holders for amending their subscription agreements.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for each of the three months ended March 31, 2013 and 2012, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,092,000 and $932,000 for the three months ended March 31, 2013 and 2012, respectively, representing no change in the net loss per basic and diluted common share of $0.06 for both periods.

NINE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2012

General and Administrative

Total general and administrative expenses were $4,390,000 and $5,650,000 for the nine months ended March 31, 2013 and 2012, respectively.

General and administrative expenses, excluding stock-based compensation charges of $1,606,000 and $3,571,000, were $2,784,000 and $2,079,000 for the nine months ended March 31, 2013 and 2012, respectively, representing a $705,000 increase.  The primary reason for the increase is due to the increase in depreciation expense from $12,000 for the nine months ended March 31, 2012 to $659,000 for the nine months ended March 31, 2013.  Kreider 1 was placed in service on August 1, 2012 and its components are being depreciated over their estimated useful lives.  Salaries and related payroll tax expenses increased to $939,000 for the nine months ended March 31, 2013 from $720,000 for the nine months ended March 31, 2012, primarily due to the fact that during the nine months ended March 31, 2012, certain salaries were being capitalized as part of Kreider 1.  Also increasing were operating costs at Kreider farms including contract labor, utilities and repairs and maintenance of $140,000 for the nine months ended March 31, 2013 which were not expensed during the nine months ended March 31, 2012 as the project had not yet been placed into service.  Partially offsetting the increases was a $210,000 decrease in legal fees between the nine months ended March 31, 2013 and the nine months ended March 31, 2012, as a firm the Company utilized for legislative policy matters was not utilized during the nine months ended March 31, 2013.

General and administrative stock-based employee compensation for the nine months ended March 31, 2013 and 2012 consists of the following:

	Nine months ended March 31, 2013	Nine months ended March 31, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$1,151,000	$1,035,000
Fair value of stock issued to an employee	75,000	75,000
Change in fair value from modification of option terms	-	95,000
Fair value of stock options expensed under ASC 718	380,000	2,366,000
Total	$1,606,000	$3,571,000

Stock-based compensation charges were $1,606,000 and $3,571,000 for the nine months ended March 31, 2013 and 2012, respectively.  Compensation expense relating to stock options was $380,000 and $2,366,000 during the nine months ended March 31, 2013 and 2012, respectively, and the decrease is due to more options being vested upon grant date during the nine months ended March 31, 2012 and a decrease in options being granted during the periods from 1,475,000 to 150,000.  The Company also recognized general and administrative non-cash compensation expenses of $1,151,000 and $1,035,000 during the nine months ended March 31, 2013 and 2012, respectively, due to the granting and vesting of stock and warrant bonuses.  The non-cash compensation expense related to stock and warrant bonuses for both periods were primarily in connection with the extension of employment agreements of two key officers.  Compensation expense relating to the change in fair value from the modification of option terms was nil and $95,000 for the nine months ended March 31, 2013 and 2012, respectively.  During the nine months ended March 31, 2012 the options of a key employee were modified.

Research and Development

Total research and development expenses were $140,000 and $133,000 for the nine months ended March 31, 2013 and 2012, respectively.

Research and development expenses, excluding stock-based compensation charges of $26,000 and $50,000 were $114,000 and $83,000 for the nine months ended March 31, 2013 and 2012, respectively.  The primary reason for the increase is due to pilot program testing related to the enhancement of the Company’s technology.

Research and development stock-based employee compensation for the nine months ended March 31, 2013 and 2012 consists of the following:

	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Research and development:
Fair value of stock options expensed under ASC 718	$ 26,000	$ 50,000
Total	$ 26,000	$ 50,000

Stock-based compensation expense decreased from $50,000 for the nine months ended March 31, 2012 to $26,000 for the nine months ended March 31, 2013.  The decrease is due to there being no options granted to research and development employees during the nine months ended March 31, 2013 and the fact that some of the previously issued options have been fully expensed.

Loss from Operations

As a result of the factors described above, the loss from operations was $4,519,000 and $5,783,000 for the nine months ended March 31, 2013 and 2012, respectively.

Other Expense (Income)

Other expense was $207,000 and $48,000 for the nine months ended March 31, 2013 and 2012, respectively.  Interest expense increased to $207,000 for the nine months ended March 31, 2013 from $50,000 for the nine months ended March 31, 2012.  Interest expense increased primarily due to the Pennvest loan interest no longer being capitalized as of August 1, 2012 due to Kreider 1 being placed in service.  The Pennvest non-capitalized loan interest was $132,000 and $6,000 for the nine months ended March 31, 2013 and 2012, respectively.   The interest related to deferred compensation balances owed to Brightcap and Mark Smith also increased from $20,000 for the nine months ended March 31, 2012 to $59,000 for the nine months ended March 31, 2013.  Interest expense for the nine months ended March 31, 2012 included $20,000 of interest allocated to the additional warrants issued to the 2011 UNIT holders for amending their subscription agreements, while interest expense for the nine months ended March 31, 2013 included $9,000 of interest related to Series B and C Preferred stock.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $4,000 and $16,000 for the nine months ended March 31, 2013 and 2012, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $4,726,000 and $6,724,000 for the nine months ended March 31, 2013 and 2012, respectively, representing a $0.17 decrease in the net loss per basic and diluted common share from $0.44 to $0.27.  For the nine months ended March 31, 2012, the Company recorded $755,000 as an inducement offered to its Series C Preferred stockholders to convert their Series C Preferred shares into the Company’s restricted common shares at a conversion rate of $3.00 versus the original conversion rate of $4.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2012 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2013, the Company had cash of approximately $58,000. During the nine months ended March 31, 2013, net cash used in operating activities was $1,435,000, primarily consisting of cash operating expenses related to the KF Project that are no longer being capitalized. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2013 the Company used $64,000 for the final testing during the certification period of the KF Project, which has been capitalized as property and equipment.

Financing Activities

During the nine months ended March 31, 2013, the Company received cash proceeds of $1,060,000 related to the sale of its restricted units, consisting of a common share and a warrant to purchase one half of a common share.  The Company also received $125,000 in loans payable from affiliates for short-term working capital needs.  The Company used $25,000 and $3,000 respectively, for the redemption of 250 Series B preferred shares and accrued dividends, respectively.

As of March 31, 2013 the Company has debt obligations consisting of loans payable – affiliates of $128,000, deferred compensation of $1,557,000 and a loan payable of $7,754,000 (owed by PA-1).  In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of March 31, 2013, the Company has 8 months remaining on the lease.

Plan of Operations and Outlook

As of March 31, 2013, the Company had cash of approximately $58,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal year 2012 and through the nine months ended March 31, 2013, the Company experienced greater difficulty in raising equity funding than in the prior year. During the quarter and nine months ended March 31, 2013, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation (Note 5 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $228,000 as of May 10, 2013.  To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring cash compensation. As of March 31, 2013 such deferrals totaled approximately $1,557,000 (including accrued interest). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current quarter (and subsequent periods), we will need to consider deeper cuts (including personnel cuts) and curtailments of operations. The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facilities) and to continue to operate the Kreider 1 facilities. The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the nine months ended March 31, 2013 the Company raised proceeds of approximately $1,060,500 through sale of its securities (Note 7 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF facilities.

In January 2009, the Board of Pennsylvania Infrastructure Investment Authority approved a $7.75 million loan to PA-1 for the initial stage of the KF Project.  The Company received a permit for construction of the Kreider 1 project on August 12, 2010. Initial construction commenced during November 2010. The settlement/closing of the Pennvest loan took place on November 3, 2010 and the Company received the initial drawdown/reimbursement from Pennvest on January 6, 2011.  From January 1, 2011 through June 30, 2012, PA-1 and the Company received reimbursements of $7,754,000 pursuant to the Pennvest Loan. PA-1 finished the construction of the Kreider 1 system and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 system (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 system was ‘placed in service’. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale during the 2013 calendar year while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted PA-1’s and Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. As a result, Pennvest has the right to declare the Pennvest Loan in default, and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet.  It is not possible at this date to predict the outcome of such negotiations. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

During August 2012 the Company provided Pennvest with data demonstrating that the Kreider 1 system has met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

As indicated above, the Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more Integrated Projects.  We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18 months. Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, it is anticipated that such activities will accelerate now that the Company has received the final permits for the Kreider 1 system and its credits are verified. Bion’s first commercial activities in this area are the Kreider projects in Pennsylvania.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Phase 1 Kreider dairy System. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits when it reapplies later this year pursuant to the recently amended EPA Chesapeake Bay model. Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, the Company intends to have the Phase 2 Kreider Project operational during 2014 calendar year, and hopes to enter into agreements related to sale of the credits for future delivery (under a long term contracts) during the 2014 fiscal year subject to verification by the PADEP.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)  The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820.  The Company has provided the lessor with a letter of credit in connection with the lease in the amount of $57,315 as of March 31, 2013. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects.  The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease.  Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment.  During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658.  Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

2)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale during the 2013 calendar year while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted PA-1’s and Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet. It is not possible at this date to predict the outcome of such negotiations. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2013 the Company sold the following restricted securities (including units that contained shares of restricted common stock): a)59,022 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $145,149, in aggregate, to certain consultants and/or employees for services; b) 1,110 shares issued to consultants outside the Plan, valued at $2,220, for services, which shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933; c) 125,000 Units, each consisting of one share and one half warrant, at a price of $2.00 per Unit. These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

Additionally, during the quarter ended March 31, 2013 the Company issued 11,167 shares from the conversion of 300 shares of preferred stock plus accrued dividends.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Agreements with Bassani and Smith effective May 15, 2013(Ratified by Board of Directors on May 5, 2013)

10.2	Dominic Bassani Promissory Note dated May 15, 2013

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 14, 2013	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2013	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer