Form 10-K
period 2013-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2013-09-20
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2013 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[  ]  Yes   [X]  No

The aggregate market value of the approximately 8,800,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2012 approximated $14.6 million.  As of September 5, 2013, the Registrant had 18,062,290 shares of common stock issued and 17,357,981 shares of common stock outstanding.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following (not set forth in any order that ranks priority or magnitude):

•

failure of the  political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;

•

changes in the public's perceptions of large scale livestock agriculture/CAFOs, environmental protection and other related issues;

•

delays in (or failure of) development of markets (or other mechanisms to monetize) for nutrient reductions; failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;

•

the Company's extremely limited financial and management resources and ability to raise additional needed funds and/or hire needed personnel and extremely limited working capital;

•

unsatisfactory resolution of negotiations with Pennvest regarding the Pennvest Loan and Kreider 1 System (see Item 1, Item 7 and Notes to Financial Statements);

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

Bion is now actively pursuing business opportunities in three broad areas 1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below), and 2) development of "closed loop" Integrated Projects (as described below), and 3) licensing and/or joint venturing of Bion’s technology outside North America. Bion is pursuing these opportunities within the United States and internationally.

For several years, the Company focused on completion of the development of the next generation waste treatment systems and applications based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology. The re-development process was substantially completed two years ago and the initial commercial system based on our updated technology has been constructed and is in commercial operation in Pennsylvania.

Currently, Bion is focused on using applications of its patented and proprietary waste management technology to pursue three main business opportunities: 1) environmental retrofit and remediation of the waste streams of existing CAFOs in selected markets where government policy supports such efforts (such as the Chesapeake Bay watershed) and expansion of such opportunities into other regional markets; and 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle facilities and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 (or more) million gallons of ethanol per year and/or with CAFO end product processors and/or hydroponic & other greenhouse growers(referred to as “Project(s)” or “Integrated Project(s)”), and 3) licensing and/or joint venturing of Bion’s technology outside North America.

The Company began pursuing these opportunities within the United States during the later stages of technology re-development in 2008-2009 and has recently begun activities to pursue such opportunities internationally as well.

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

Services Group has proceeded with its initial projects at Kreider Farms in Pennsylvania as described below, including the recently constructed Kreider Farms Phase 1 System (owned by a subsidiary) and is pursuing opportunities in other locations.  Projects Group is moving forward with pre-development activities for its initial Integrated Project(s) in the Northeast United States (most likely in Pennsylvania) and preliminary work on other potential projects. The Company has also recently initiated activities to pursue licensing and both of these opportunities internationally.

We believe that Bion's technology platform creates the opportunity to develop Integrated Projects that profitably integrate large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex.  In the context of our Integrated Projects, Bion's waste treatment technology, in addition to mitigating polluting releases to water and emissions to air, will recover cellulosic biomass  from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or further processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy or sold to unrelated purchasers.  Also, an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby potentially lowering the: i)capital expenditures, ii) operating, marketing and shipping costs, and iii) energy/fossil fuel usage of the ethanol production process.  Thus,  integrated ethanol plants will act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream. As such, Bion Integrated Projects can be denominated "closed loop". We anticipate that the participants in our Integrated Projects will have substantially lower carbon footprints per unit of production compared to non-integrated producers of the same products. We anticipate that different projects will be integrated to different degrees and in different manners. Bion, as developer of, and a participant in, its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these (and other) benefits of integrated activities.

We anticipate that most projects undertaken by the Company in which we retain ownership interests (whether retrofit or Integrated Projects) will be pursued through and owned by single project subsidiaries.  Bion PA 1 LLC (“PA-1”), through which we  developed the Bion System required by Phase 1 of the Kreider project and Bion PA 2 LLC (“PA-2”), through which we anticipate developing the Kreider Renewable Energy Facility (see below), are the first two of what are likely to be many such entities.

The Company's consolidated financial statements for the years ended June 30, 2013 and 2012 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2013 or June 30, 2012.  The Company has incurred net losses of approximately $5,803,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $9,395,000 and $3,479,000 as of June 30, 2013.  The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2013 and June 30, 2012 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

Currently, Bion is focused on using applications of its patented waste management technology to pursue three large opportunities: 1) retrofit and environmental remediation of existing CAFOs (pursued through Services Group), 2) development of Integrated Projects (pursued through Projects Group) and 3) licensing and/or joint venturing of Bion’s technology outside North America.

Bion's Services Group, building upon our redeveloped technology and Bion's 15 years' of experience providing waste treatment services to the livestock industry with its first generation technology applications, is pursuing the opportunity related to retrofit and environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the last five years to meet changing standards and requirements. Bion's re-developed technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many) and potentially to smaller facilities through aggregation of waste streams. Early candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Company's Kreider Farms projects in Pennsylvania in the Chesapeake Bay watershed represent the Company's first new endeavors in this market segment. These installations are designed and intended to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy and poultry waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). Phase 2 of the Kreider project, which is in its early development and pre-permitting phase, will treat the recovered cellulosic solids recovered from Kreider's dairy waste by the Phase 1 Kreider System and the waste stream from Kreider's poultry operations to generate renewable energy and tradable credits. To complete and operate these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be needed to be expended for continuing operations of the Kreider Phase 1 system until sufficient revenues can be generated, of which there is no assurance. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to the Kreider  Phase 1 system and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through  sales of renewable energy generated by the Kreider systems. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.

Bion's Projects Group is pursuing the opportunity related to development of Integrated Projects which will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and possibly high nutrient fine solids to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing  40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30 mile radius.  Bion believes its technology platform will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from cellulosic biomass recovered from the waste streams and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, ethanol plants and/or end product processors. Each Project is likely to have different degrees of integration, especially in the early development phases.

The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during 2014. Bion intends to commence development of its initial Integrated Project by optioning land and beginning the permitting process during 2014, but delays are possible.

Bion has begun pre-development work on an Integrated Project planned to include partial integration of a large-scale beef cattle finishing operation, an existing beef processing facility and an existing ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania and major agricultural industry entities regarding this potential Project. Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts in Pennsylvania on its two projects at Kreider Farms. However, the Company currently believes there is a significant likelihood that it will option land in Pennsylvania for our initial Integrated Project during the current fiscal year and move into the development process during 2014.  In addition to the Pennsylvania beef cattle project, Bion has considered a similar Project to be located in upstate New York and has been in discussions with various local and state governments and agencies in New York regarding such a Project. Additionally, the Company has been in long term very preliminary discussions with various local and state agencies in the Midwest regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also intends to choose sites for additional Projects through fiscal years 2014-15 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2019) of approximately 8-20 Integrated Projects. At the end of the 5-year period, Bion projects that 3-8 of these Integrated Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Integrated Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Integrated Project has been developed to date.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•

Successful development and completion of the first Integrated Project to demonstrate the operation of a fully integrated, environmentally compliant, Bion-based CAFO/ethanol Project at a profitable level; and

•

Establishment of a substantial and liquid market for nutrient reductions generated from the Company’s present and future facilities on CAFOs; and

•

Our ability to raise sufficient funds to allow us to finance our activities and projects; and

•

Regulatory and enforcement policies at the Federal, State and local levels.

INDUSTRY BACKGROUND

The traditional business model for CAFO's, regardless of livestock type, has relied on a combination of: 1) a passive environmental regulatory regime (including exemptions pursuant to certain statutes), and 2) access to a relatively unlimited supply of cheap land and water to serve as the basis for "environmental" treatment of animal waste.  Such land and water resources have now become significantly more expensive while ongoing consolidation of the CAFO industry has produced substantially increased and more concentrated waste streams.  At the same time, regulatory scrutiny of, and public concern about, the environmental impact from CAFO's has intensified greatly.

The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial production constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost increases (feed, fuel, etc.) and, potentially, climate change, each of which negatively affect both the current profit levels and the future activities of the industry as currently structured.  Bion believes that its technology can not only remediate many of these problems but can also be a catalyst for substantial amounts of needed relocation and rationalization required by the livestock industry in the U.S.

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

We believe Bion's technology can enable animal protein production to take place in a manner which is both economically and environmentally sustainable because our technology removes nutrients from the waste streams generated by animal operations at the source and dramatically reduces releases to water and gaseous atmospheric emissions.  The potential resulting herd concentration increase (due to lower pollution) will reduce marginal costs of production for the CAFO’s. Previously unavailable locations close to markets, feed and other needed inputs may become available due to the reduced pollution created by our technology. Also, it results in a core Bion technology platform that integrates environmental treatment and renewable energy production and utilization with ethanol production, thereby creating the Company's Integrated Projects business opportunity.

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

Exactly what fees and revenues accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects.  If Bion is simply the operator of its Waste System within an Integrated Project that it develops, it would probably generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of renewable energy to the ethanol plant and/or other facilities, c) fees related to the utilization of the wet distillers grain made possible by the integration, d) fees for its "developer" role, and/or e) sales of the fertilizer and/or other products generated from the waste treatment process.  If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO.  Sales of distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the distillers grain.  If Bion participates in the ownership and/or operation of the integrated CAFO (and its facilities), we will most likely also generate revenues from the sale of the CAFO's end products.  While it is possible that Bion would have a uniform ownership interest throughout a Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

We believe that our technology platform and the proposed Projects do not involve significant technology risk.  Our waste handling technology is modular and scalable, has been utilized efficiently in the past and has been verified by peer-reviewed data in extended commercial-sized operation. Our first new generation Bion System module (at the Kreider dairy farm in Pennsylvania) is now operational and performing up to (or exceeding) expectations for nutrient removal from the CAFO waste stream.   The other Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion equipment, primarily consist of available and fully-tested processes and equipment (or process and/or equipment which Bion has tested at its facilities) that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity. Bion has a patent pending relating to the Bion integration model described herein.

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

Bion is now actively pursuing business opportunities in three broad areas:  1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas, 2) development of "closed loop" Integrated Projects (as described above), and 3) licensing and/or joint venturing of Bion’s technology outside North America. Bion is pursuing these opportunities within the United States and internationally.

We believe significant remediation/retrofit opportunities exist that will enable us to generate additional future revenue streams from Bion's technology. The initial retrofit opportunities we are pursuing have related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program'). Recently the Company has re-deployed some of its resources toward an initiative in the Great Lakes/North Central states. The Company anticipates that further opportunities for our remediation/retrofit business will develop in other areas with CAFO’s including the watersheds of the Great Lakes (from New York to Minnesota), the extended Mississippi River/Gulf of Mexico watershed (including its tributaries from Pennsylvania in the east to Montana/Wyoming/Colorado in the west), and other areas with excess nutrient pollution from agriculture in general and CAFO’s in particular.

Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives

The urgency and priority of the need to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was clearly demonstrated with promulgation of President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA’s publication and issuance during December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  At the current time, 89 of the 92 Bay and tidal watershed segments are not in compliance with water quality standards (97% out of compliance).  The EPA and associated state agencies have also committed to short term 3 year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives.  Based on these actions, it is anticipated that much greater compliance will be required by the ‘water year’ starting October 1, 2015.  Current EPA documents define the overall mission as requiring an approximately 65 million pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025. Importantly, the 3 year compliance milestones established as a part of the compliance program will add both short-term and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay.

As a result of the host of both short and long-term specific commitments and compliance deadlines, Bion believes that its long-term opportunity related to the Chesapeake Bay clean-up has potentially been significantly expanded and accelerated.

During 2008 Bion executed an agreement to install a Bion System at the Kreider Farms (“KF”) in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the farm's effluent. Bion undertook this project due in large part to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion worked extensively with the Pennsylvania Department of Environmental Protection ('PADEP') over the past several years to establish nutrient credit calculation/ verification methodologies that are appropriate to Bion's proven technology and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions.  Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. For example, pursuant to this program, since Bion can reduce the nutrients from an existing dairy much more cost-effectively than a municipal wastewater treatment plant can reduce nutrients to meet its baseline, a municipal facility can purchase nutrient reduction credits (‘Credits’) from Bion to offset its nutrient discharges, rather than spending significantly more money to make (and operate) the plant upgrades necessary to achieve its own reductions.

During May 2008, the PADEP approved Bion's initial protocols to determine how many tradable nutrient (nitrogen and phosphorus) credits Bion will receive for nutrient reductions achieved through installation of its comprehensive dairy waste management technology in Phase 1 of the Kreider project pursuant to Pennsylvania's efforts under the Chesapeake Bay Program mandates. During April 2010, the PADEP issued an amended certification.   The PADEP's approval includes the certification of credits both for ammonia air emission reductions and for significantly reducing the leaching and runoff potential of land applied nutrients. The PADEP has certified the Phase 1 System at Kreider dairy for 107 nitrogen and 13 phosphorus credits (each credit represents an annual pound of reduction) for each of the 1,200 dairy cows (subject to testing and verification based on operational data). Bion's agreements with Kreider Farms provide for the Phase 1 System to expand through-put to treat the waste from the Kreider dairy support herd after the PADEP has verified the operating results. It is anticipated that this expansion will take place and lead to a proportionate increase in credits generated for sale only if a more robust market for long term nutrient reductions develops.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

Pursuant to the KF agreements, a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the Phase 1 system to test improvements and add-ons. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2013.  It is not possible at this date to predict the outcome of such negotiations but the Company believes that an interim, short term agreement will be reached that will allow PA-1 and Pennvest a period of time for further negotiations and evaluation of possible long term resolutions.. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 90-150 days.

Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

As a result of the extended period of Kreider 1 operations to date, Bion is confident that future Bion systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs.

Additionally, the Kreider agreements provide for Bion to develop a renewable energy production facility to treat the waste from Kreider's approximately 4.6 million chickens ('Kreider Renewable Energy Facility' or ‘Phase 2 Kreider Project’).  It is anticipated that the 'Kreider Renewable Energy Facility' will generate renewable energy (and potentially related renewable energy credits) through the combustion/gasification of the poultry wastes and the cellulosic biomass captured by Bion in the Phase 1 System. The Company continues its development work related to the details of the Phase 2 Kreider project. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication during the 2014 year pursuant to the amended EPA Chesapeake Bay model. Note that this project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy). The review process to clarify certain issues related to credit calculation and verification is under way. Design and engineering work for this facility are still in early stages, joint venture agreements have not yet been completed, and the Company does not yet have financing in place for the Kreider Renewable Energy Facility. This opportunity is being pursued through PA-2.  If there are positive developments related to the market for nutrient reductions in Pennsylvania (of which there is no assurance), the Company intends to pursue development, design and construction of the Phase 2 Kreider Project with a goal of achieving operational status during the 2014 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under long term contracts) during 2014 subject to verification by the PADEP based on operating data from the Kreider Renewable Energy Facility. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based primarily on the long term sale of nutrient  (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which to date, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will most likely delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

Note that while Bion believes that the Kreider Phase 1 System, the Kreider Renewable Energy Facility and/or subsequent Bion projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits) and c) potentially, in time, credits for the reduction of greenhouse gas emissions, and that the potential market is very large, it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

A 2008 independent study commissioned by the Pennsylvania State Senate estimated that capital costs of $1.4 billion plus $60 million annual operating costs (which yields an amortized average cost of approximately $28 per lb of nitrogen reduction per year) will be required to upgrade the municipal wastewater treatment plants in Pennsylvania to meet the initial standards then in place to meet the US EPA’s programmatic mandates set by the Chesapeake Bay Program (which mandates appear to have been accelerated).  We believe this study materially underestimates the potential costs for the nutrient reductions now mandated. Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are  in the range of $8-$10 (or higher) per lb of nitrogen reduction (roughly the equivalent of the projected municipal wastewater upgrade annual operating costs alone), of which there is no assurance, thereby creating potential savings to Pennsylvania ratepayers of a significant portion of the $1.4 billion capital cost required for wastewater treatment plant nitrogen reduction upgrades, if Bion's technology were adopted to produce the required nitrogen reductions under the Pennsylvania portion of the Chesapeake Bay Program from livestock waste in Pennsylvania.

On January 22, 2013, the Pennsylvania Legislative Budget and Finance Committee published a study (“Report”) detailing the economic and environmental benefits that would result from the implementation of a competitively bid, request for proposal (“RFP”) program for nitrogen reductions to fulfill Pennsylvania’s obligations under the US EPA-mandated Chesapeake Bay Total Maximum Daily Load (CB TMDL). We agree with and support the basic conclusions and recommendations of the Report. Links to both the full Report and a summary are available on the homepage of Bion’s website at www.bisontech.com .The Report demonstrates that implementation of such a RFP program would result in dramatically lower cost compliance with Pennsylvania’s requirements under the CB TMDL and would also provide a host of additional environmental and economic benefits to Pennsylvania’s interior freshwater resources and communities.

The Report (which references Bion in numerous places) concluded that:

(1)

Adoption of the competitively-bid RFP program would reduce Pennsylvania’s Chesapeake Bay nutrient reduction compliance costs by up to 80% through the purchase of verified nitrogen reductions from all public and private sector sources, including technology providers such as Bion.  The report estimates that adoption of a competitive RFP program for nitrogen reductions would result in reducing Pennsylvania’s compliance expenditures from a projected cost of $628M to $110M in 2015 and from $1.7B to $250M in 2025.  The Report further concludes that absent the implementation of cost-cutting measures, Pennsylvania’s compliance with the storm water and agricultural reduction mandates in the CB TMDL standard is at risk of default as there is insufficient funding available to comply under today’s existing cost structure. The CB TMDL was established by the US EPA to protect and restore the Bay after decades of decline in water quality and aquatic life due to excess nitrogen from the surrounding watershed.

(2)

The use of verified nitrogen reductions from agricultural (and primarily livestock) sources to achieve CB TMDL compliance will generate substantial economic and environmental benefits, well beyond the cost savings of the CB TMDL compliance itself.  These ancillary benefits are in the form of increased agricultural investments and significant improvements to the State’s local fresh water resources.

(3)

Adoption would significantly reduce nitrogen and phosphorous impacts to local freshwater resources such as streams, lakes and groundwater, thereby reducing long term freshwater quality compliance costs. These local reductions would be a by-product of achieving Chesapeake Bay reductions since it requires (on average) the upstream reduction of two to five pounds of nitrogen and as much as twenty pounds of phosphorous to achieve a one pound reduction of these nutrients to the Chesapeake Bay.  The long term economic value and environmental benefits to interior freshwater sources could well be greater than the downstream estuary cost savings and benefits.

The Report’s conclusions support adoption of a competitive bidding platform for nitrogen reductions as a cost-effective solution to the high costs facing state and local tax and rate payers. The Report also demonstrates that this strategy would provide tangible environmental, economic, quality of life and health benefits to those upstream rural communities which have shouldered much of the economic cost of downstream nutrient reductions, with little or no benefit to their local communities.

During February 2013 the Company intensified its previously disclosed political and lobbying efforts in Pennsylvania to support establishment of programs for purchase of nitrogen reductions consistent with the Pennsylvania Legislative Budget and Finance Committee’s Report outlined above. Our efforts have included meetings with numerous governmental (from local and county level up through state level legislative and executive officials) and non-governmental organizations and stakeholders.   The Company anticipates that such efforts will continue throughout the current fiscal year with the goal of securing passage of appropriate legislation and administrative rulings related to such a nitrogen reduction purchase program. A portion of the Company’s efforts on this matter are taking place as part of an ad hoc ‘coalition’ named ‘Coalition for an Affordable Bay Solution’ (“CABS”) with other stakeholders (including livestock industry producer groups and other technology providers) who agree with the Company’s positions and goals.  CABS was established in April 2013 by co-founders including Bion, Kreider Farms, Fair Oaks Farms (a large US dairy producer) and JBS, SA (the largest supplier of beef and pork in the western world). The head of the CABS is Ed Schafer, our Executive Vice Chairman. Other supporters include a diverse group of Pennsylvania stakeholders that represent a wide range of interests.

The Company, directly and through CABS, has been actively working in support of adoption of the Major Watershed Improvement Act, Pennsylvania Senate Bill 994, introduced on June 4, 2013 by Senator Elder A. Vogel, Jr., Chairman of the Pennsylvania Senate Agriculture & Rural Affairs Committee. This legislation, if adopted, will enable all verified credit generators (public and private; regulated and unregulated) to develop projects and sell verified nutrient credits on a long term basis under a competitively-bid procurement program.  This statewide program will enable Pennsylvania to use these verified nutrient reductions to initially meet their federal Chesapeake Bay mandate. This legislation, if enacted, will enable the agricultural sector, primarily livestock agriculture, to provide low cost solutions to Pennsylvania’s federally-mandated requirement to reduce nutrients to the Chesapeake Bay. The legislation would establish a competitive bidding program pursuant to which the State of Pennsylvania could acquire verified nitrogen reductions in long-term contracts through a RFP. Additional environmental and economic benefits, such as those provided by the Company’s systems, would be scored and considered in the award process, and all solutions – public and private – to compete for public clean water funds based solely on impacts and cost. Successful adoption of this legislation will give Bion and others the opportunity to compete for public funding specifically allocated to address excess nutrients.  If such a program is implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects but will also form the basis for an overall Chesapeake Bay watershed and national clean water strategy.

This legislation was passed by the PA Senate Agriculture Committee in the summer of 2013 and we believe it will be taken up by the full legislature after it reconvenes for its 2013 fall/winter session at the end of September. There is no assurance that this legislation (or similar legislation) will be enacted, and there is no assurance that if enacted it will not have been amended in ways that limit the potential benefits to the Company.

The Company believes that Pennsylvania is ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers will now be performance-based, these providers will be held financially accountable.

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watershed, both within and outside of Pennsylvania, make the case for adoption of the strategies outlined in the Report less an issue of ‘if’, but of ‘when and how’. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen reductions such as Bion, by allocating existing tax- and rate-payer clean water funding to low cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed can also provide a working policy model and platform for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds.

Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. Most (if not all) of the publicly proposed new (or upgraded) municipal waste water and storm water treatment facilities in the Chesapeake Bay watershed in Pennsylvania, Maryland, Virginia and Washington, DC have projected costs (capital and operating) far in excess of the costs involved in reducing nutrients using Bion’s Systems to treat CAFO wastes at the source. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies makes it reasonable to believe that Bion's potential profitability from projects in the Chesapeake Bay watershed should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 65 million (or more) pounds annually (including airborne ammonia) over the next decade with certified  verified nutrient reductions potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes that some significant portion of the nutrient reductions related to this clean-up mandate will be made by Bion Systems (which portion cannot be reasonably estimated at this time).

We believe that the credits from the Kreider Farms Project (verified by the PADEP) represent the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions.  Further, we believe this will provide, over time, a basis for credit trading throughout the Chesapeake Bay watershed basin-wide (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will potentially broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed.

Bion has undertaken, and will continue to pursue work to establish appropriate public policies to facilitate environmental clean-up of CAFOs in the Chesapeake Bay states and at the federal level and in other locales.

Bion also believes that it is reasonable to assume that a version of the Chesapeake Bay Program strategies developed by the US EPA and various state regulatory agencies to address the issue of excess nitrogen loadings to the Chesapeake Bay watershed clean-up, will be subsequently applied to deal with the much larger nutrient pollution problems of the Mississippi River Basin that are a primary cause of the 'Dead Zone' in the Gulf of Mexico and similar problems in the Great Lakes and elsewhere. The US EPA has stated the intention that the strategies being developed for the Chesapeake Bay will be utilized in the Mississippi River Basin and other watersheds in the U.S. Note, however, that such an EPA initiative is certain to generate significant political opposition.  The Mississippi River Basin alone has been estimated to require more than 1 billion pounds of annual nitrogen reduction to remediate the ‘dead zone’ in the Gulf of Mexico. Applying the same metrics as above (Bion’s ability to profitably provide nitrogen reductions at a cost of $8-10 per pound per year compared to municipal wastewater and storm water removal costs of $25 or higher per pound per year), using Bion-type solutions would represent a potential benefit in excess of $25 billion annually to tax- and rate-payers of the 31 Mississippi River Basin states and the federal government. We believe that Bion will potentially have large business opportunities for utilization of its technology as efforts to clean up such polluted areas develop, but at present such opportunities are not quantifiable nor can a definitive timeline be predicted.

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

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation (in modules), a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project.  Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts on its two projects at Kreider Farms in Pennsylvania. However, the Company currently believes there is a significant likelihood that the Company will option land for an initial Integrated Project during 2014 and move into the development process.  In addition to the Pennsylvania beef cattle project, Bion has engaged in activities related to development of a similar Project to be located in upstate New York and has been in discussions with various local and state agencies in Nebraska (which recently lost a cheese plant) regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to reasonably predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion's current preliminary plans call for an initial beef-based, partially integrated Project to include not less than approximately 60,000 beef cattle (developed in staged modules) integrated with a dedicated (existing or new) slaughter and cooking (further processing) facility and an ethanol plant (existing or newly constructed). Bion anticipates that renewable energy produced from the cellulosic biomass that Bion's technology recovers from the livestock waste stream will replace most (if not all) of the fossil fuel needs of the ethanol production and other integrated facilities. Bion estimates that the basic capital expense for  such a Project (if all integrated facilities are newly built)  will be not less than $200 million and that the Project, if developed (in a greenfield manner), will result in the creation of 350 to 400 (or more) permanent long term jobs in the immediate region.  It is likely that the Company’s initial Integrated Project will be developed in stages.

Note that our initial Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired, Bion has no commitments from anyone related to financing or participation in this Project, and no such Project has yet been developed by Bion (or others).  Notwithstanding the foregoing items, Bion anticipates that it may option land and commence the actual development phase of its initial Project during 2014.

In addition to the initial beef cattle Projects described above, Bion has had preliminary discussions with various local and state agencies potential development of large scale integrated beef and/or dairy/cheese Integrated Projects that would require capital expense estimated to be in the range of $120 million to in excess of $750 million and would potentially generate 300 or more full time, permanent jobs for beef-based projects and 700 to 850 full time, permanent jobs for dairy/cheese based projects.  A dairy/cheese-based  Project would integrate multiple, newly constructed, very large-scale dairy complexes with a new dedicated milk processing/cheese production facility and, most likely, one or more existing ethanol production facilities.  Preliminary plans under discussion involve up to 80,000 milking cows (requiring approximately 140,000 total head including the dairy support herd and steers) to be located on multiple satellite farms with waste treated by Bion's technology to assure environmental compliance and to produce renewable energy for use in the integrated facilities to replace fossil fuel requirements.  Bion has been involved in very preliminary discussions regarding such a dairy/cheese project with Nebraska state development officials, as well as a large, international cheese producer/distributor and major dairy industry participants. These potential Projects are in very early discussion stages.

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

RECENT FINANCINGS

Sales of Common Stock during 2013 and 2012 Fiscal Years

During the year ended June 30, 2013, the Company sold 724,056 shares of its unregistered common stock (not including issuance of 124,157 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan). During the year ended June 30, 2013, the Company sold  its unregistered securities in units as follows: a) 177,556 units at $2.25 per unit, and received proceeds of $399,499 ( each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014); and b) 330,500 units  at $2.00 per unit and received proceeds of $661,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $2.50 per share until December 31, 2014).  The Company also sold 216,000 shares of restricted common stock at $1.25 per share for total proceeds of $295,000.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

During the year ended June 30, 2012, the Company sold 443,000 shares of its unregistered common stock (not including issuance of 131,918 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan). During the year ended June 30, 2012, the Company sold  its unregistered securities in units as follows: a) 110,000 units at $2.50 per unit, and received proceeds of $275,000 ( each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016);  b) 140,000 units  at $2.50 per unit and received proceeds of $350,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014); c) 193,000 units  at $2.25 per unit and received proceeds of $434,250 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014).  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Additionally, a number of companies have discussed and/or attempted to implement some version of ‘closed loop integrated projects’ in the past, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, and are, or have in the past, pursued, with limited success to date, the development of various forms of such projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production.  While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects with limited success to date, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs), which technologies do not reduce polluting nutrient releases and/or gaseous emissions in the manner or to the extent that Bion's technology reduces such negative environmental impacts.  Further, although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that Bion believes will be produced by its technology platform from the biomass extracted from the CAFO waste stream based on Bion's internal analysis. None of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our Integrated Projects business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a limited number of Integrated Projects will be developed.  We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during 2014, and, thereafter, developing a limited number of Projects at a time.  Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

In our CAFO retrofit/remediation business segment, we currently have only one operating System and contracts with only a single party.  However, there are thousands of CAFO’s in the United States and we anticipate that in the future we will have agreements with many CAFO customers.

PATENTS

We are the sole owner of seven currently active United States patents (numbered below), one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico (plus the pending applications set forth below):

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

(5)

7,879,589 – 2/1/11:  Micro-Electron Acceptor Phosphorous Accumulating Organisms: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 2/8/2021)

(6)

8,039,242 – 10/18/11:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 2/8/2021)

(7)

8,287,734– 10/16/12:  Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)

Australia Issued:

(1)

2002-227,224 – 11/8/01: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

Canada Currently Issued:

(1)

2,428,417 – 1/15/13: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/21).

(2)

2,503,166 – 10/16/12: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) Jere Northrop & James W. Morris (Exp 11/8/21).

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

RESEARCH AND DEVELOPMENT

During the years ended June 30, 2013 and June 30, 2012, respectively, we expended approximately $192,000 and $162,000 (including non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects and remediation activities.  Bion's main efforts were directed at further refinement of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model.  Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed, water re-use and other matters.  The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the years prior to 2009 due to the fact that during the subsequent years a greater portion of the Company's activities were focused on commercialization and business development based on our technology.

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

•

To the extent we own or operate Integrated Projects including CAFO facilities and ethanol plants, those facilities will be subject to environmental regulations; and

•

Appropriate public policies need to be developed and implemented to facilitate environmental clean-up at CAFOs and the sale of nutrient reductions from such activities in order for the Company to monetize the nutrient reductions generated by its facilities.

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

EMPLOYEES

As of September 15, 2013, we had 8 employees and primary consultants, all of whom are performing services for the Company on a full-time basis.  Our future success depends in significant part on the continued service of our key technical and senior management personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

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

The Company is the sole owner of seven currently active United States patents, one United States Patent granted awaiting issue/publication, one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico.

One U.S. patent application has been filed and is pending and one application is pending in the European Union.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently involved in any material litigation.

ITEM 4.  MINE SAFETY DISCLOSURES.

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

	2013		2012
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$2.39	$1.91	$3.49	$2.40
Second Fiscal Quarter	$2.48	$1.63	$2.99	$1.30
Third Fiscal Quarter	$1.99	$1.60	$2.75	$2.02
Fourth Fiscal Quarter	$1.94	$1.36	$2.49	$1.46

(b)  Holders

The number of holders of record of our common stock at September 1, 2013 was approximately 1,590. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During fiscal year 2013 the Company paid an aggregate dividend of $2,917 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 12,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 12, 2013, 5,303,870 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2013 through September 12, 2013.  Of the 5,303,870 options, 4,936,145 are vested as of September 12, 2013. Additionally, 642,500 shares of Contingent Stock Bonuses (of which 175,000 are vested) and 335,000 shares of Stock Bonuses have been granted under the Plan, all of which are vested as of September 12, 2013.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (c)

Equity compensation plans approved by security holders	5,261,145	2.84	4,644,091

Equity compensation plans not approved by security holders	-	-	-

Total	5,261,145	2.84	4,644,091

(e)  Recent Sales of Unregistered Securities

During the year ended June 30, 2013, the Company sold 724,056 shares of its unregistered common stock (not including issuance of 124,157 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan). During the year ended June 30, 2013, the Company sold  its unregistered securities in units as follows: a) 177,556 units at $2.25 per unit, and received proceeds of $399,499 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014); and b) 330,500 units  at $2.00 per unit and received proceeds of $661,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $2.50 per share until December 31, 2014).  The Company also sold 216,000 shares of restricted common stock at $1.25 per share for total proceeds of $295,000.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

During the year ended June 30, 2012, the Company sold 443,000 shares of its unregistered common stock (not including issuance of 131,918 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan). During the year ended June 30, 2012, the Company sold  its unregistered securities in units as follows: a) 110,000 units at $2.50 per unit, and received proceeds of $275,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $3.00 per share until December 31, 2016);  b) 140,000 units  at $2.50 per unit and received proceeds of $350,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014); c) 193,000 units  at $2.25 per unit and received proceeds of $434,250 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $3.10 per share until December 31, 2014).  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2013 and 2012 ("Financial Statements").

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, and/or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Operational results from this initial commercial system have confirmed the ability of Bion’s technology to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s technology platform centers on its patented biological process that separates and aggregates the various assets in the CAFO waste stream so they become benign and/or valuable and transportable. The system can remove up to 95% of the nutrients in the effluent, reduces greenhouse gases by 90% and virtually eliminates ammonia emissions, as well as pathogens, antibiotics and hormones in the waste stream. In addition to capturing valuable nutrients for reuse, the technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. The technology is now proven in commercial operations; it has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies; and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).

Currently, Bion is focused on using applications of its patented waste management technology to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed and/or states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology outside North America.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet. It is not possible at this date to predict the outcome of such negotiations but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate possible long-term resolutions.  It is not possible at this date to predict the outcome of such negotiations but the Company believes that an interim, short-term agreement will be reached that will allow PA1 and Pennvest a period of time for further negotiations and evaluation of possible long term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 90-150 days.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during late 2014. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However,  liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Great Lakes watersheds and the Midwest states with current efforts being most advanced in Wisconsin.  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months (and thereafter). Based upon the final permitting and verification plan approval and operational results at the Kreider 1 system, the Company intends to seek to advance commercial sales in additional areas which face deadlines to meet EPA TMDL requirements.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania and other Chesapeake Bay states and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oak Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Bion believes that such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during the Fall 2013 session but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania and anticipates optioning land for such a Project during the current fiscal year or soon thereafter.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2014-2015 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2019) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2013 and 2012 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively.  At June 30, 2013, the Company had a working capital deficit and a stockholders’ deficit of approximately $9,395,000 and $3,479,000, respectively.  The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Revenue Recognition

While the Company has not recognized any significant operating revenues for the past two fiscal years, the Company has commenced generation of revenues during the year ended June 30, 2013.  Revenues are generated from the sale of nutrient reduction credits, product sales, technology license fees, annual waste treatment fees and/or direct ownership interests in Integrated Projects.  The Company recognizes revenue from the sale of nutrient credits and products when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured.  The Company expects that technology license fees will be generated from the licensing of Bion's systems.  The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship.  In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

YEAR ENDED JUNE 30, 2013 COMPARED TO THE YEAR ENDED JUNE 30, 2012

Revenue

Total revenues were approximately $12,000 and nil for the years ended June 30, 2013 and 2012, respectively.  The company recognized revenue from nutrient credit sales for the year ended June 30, 2013.

General and Administrative

Total general and administrative expenses were $6,874,573 and $6,347,000 for the years ended June 30, 2013 and 2012, respectively.

General and administrative expenses, excluding stock-based compensation charges of $4,173,000 and $3,716,000, were $2,702,000 and $2,631,000 for the years ended June 30, 2013 and 2012, respectively, representing a $71,000 increase.  Salaries and related payroll tax expenses increased to $1,192,000 for the year ended June 30, 2013 from $965,000 for the year ended June 30, 2012, primarily due to the fact that during the year ended June 30, 2012, certain salaries were being capitalized as part of Kreider 1.  Also increasing were operating costs at Kreider farms including contract labor, utilities and repairs and maintenance of $205,000 for the year ended June 30, 2013 which were not expensed during the year ended June 30, 2012 as the project had not yet been placed into service.  Partially offsetting the increases was a $210,000 decrease in legal fees between the year ended June 30, 2013 and the year ended June 30, 2012, as a firm the Company utilized for legislative policy matters was not utilized during the year ended June 30, 2013.

General and administrative stock-based employee compensation for the years ended June 30, 2013 and 2012 consists of the following:

	Year ended June 30, 2013	Year ended June 30, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$1,159,000	$1,035,000
Fair value of stock issued to an employee	100,000	100,000
Change in fair value from modification of option terms	2,497,000	95,000
Fair value of stock options expensed under ASC 718	417,000	2,486,000
Total	$4,173,000	$3,716,000

Stock-based compensation charges were $4,173,000 and $3,716,000 for the years ended June 30, 2013 and 2012, respectively.  Compensation expense relating to stock options was $417,000 and $2,486,000 during the years ended June 30, 2013 and 2012, respectively, and the decrease is due to more options being vested upon grant date during the year ended June 30, 2012 and a decrease in options being granted during the periods from 1,475,000 to 150,000.  The Company also recognized general and administrative non-cash compensation expenses of $1,159,000 and $1,035,000 during the years ended June 30, 2013 and 2012, respectively, due to the granting and vesting of stock and warrant bonuses.  The non-cash compensation expense related to stock and warrant bonuses for both periods were primarily in connection with the extension of employment agreements of two key officers.  Compensation expense relating to the change in fair value from the modification of option terms was $2,497,000 and $95,000 for the years ended June 30, 2013 and 2012, respectively.

Depreciation

Total depreciation expense was $906,000 and $16,000 for the years ended June 30, 2013 and 2012, respectively.  The primary reason for the increase in depreciation expense from $16,000 for the year ended June 30, 2012 to $906,000 for the year ended June 30, 2013 was the fact that.  Kreider 1 was placed in service on August 1, 2012 and its components are being depreciated over their estimated useful lives.

Research and Development

Total research and development expenses were $192,000 and $162,000 for the years ended June 30, 2013 and 2012, respectively.

Research and development expenses, excluding stock-based compensation charges of $38,000 and $50,000 were $154,000 and $112,000 for the years ended June 30, 2013 and 2012, respectively.  The primary reason for the increase is due to pilot program testing related to the enhancement of the Company’s technology.

Research and development stock-based employee compensation for the years ended June 30, 2013 and 2012 consists of the following:

	Year ended June 30, 2013	Year ended June 30, 2012
Research and development:
Fair value of stock options expensed under ASC 718	$ 38,000	$ 50,000
Total	$ 38,000	$ 50,000

Stock-based compensation expense decreased slightly from $50,000 for the year ended June 30, 2012 to $38,000 for the year ended June 30, 2013.

Loss from Operations

As a result of the factors described above, the loss from operations was $7,960,000 and $6,525,000 for the years ended June 30, 2013 and 2012, respectively.

Other Expense (Income)

Other expense and (income) was $290,000 and $(60,000) for the years ended June 30, 2013 and 2012, respectively.  Interest expense increased to $290,000 for the year ended June 30, 2013 from $68,000 for the year ended June 30, 2012.  Interest expense increased primarily due to the Pennvest loan interest no longer being capitalized as of August 1, 2012 due to Kreider 1 being placed in service.  The Pennvest non-capitalized loan interest was $182,000 and $6,000 for the years ended June 30, 2013 and 2012, respectively.  The interest related to deferred compensation balances owed to Brightcap and Mark Smith also increased from $35,000 for the year ended June 30, 2012 to $87,000 for the year ended June 30, 2013. Interest expense for the year ended June 30, 2012 included $20,000 of interest allocated to the additional warrants issued to the 2011 UNIT holders for amending their subscription agreements, while interest expense for the year ended June 30, 2013 included $9,000 of interest related to Series B and C Preferred stock.  During the year ended June 30, 2012, the Company recognized other income of $126,000 due to the gain on extinguishment of liabilities, for which the Company was legally released from payment.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $6,000 and $17,000 for the years ended June 30, 2013 and 2012, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $8,248,000 and $7,358,000 for the year ended June 30, 2013 and 2012, respectively, and the net loss per basic and diluted common share was $0.48 and $0.34, respectively.  For the year ended June 30, 2012, the Company recorded $755,000 as an inducement offered to its Series C Preferred stockholders to convert their Series C Preferred shares into the Company’s restricted common shares at a conversion rate of $3.00 versus the original conversion rate of $4.00.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2013, the Company had extremely low cash of approximately $45,000. During the year ended June 30, 2013, net cash used in operating activities was $1,886,000, primarily consisting of cash operating expenses related to the Kreider Farms Project (‘KF’) that are no longer being capitalized. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2013 the Company used $64,000 for the final testing during the certification period of the KF Project, which has been capitalized as property and equipment.

Financing Activities

During the year ended June 30, 2013, the Company received cash proceeds of $1,060,000 related to the sale of its restricted units, consisting of a common share and a warrant to purchase one half of a common share.  The Company also received cash proceeds of $270,000 from the sale of the Company’s common shares.  The Company also received $295,000 in loans payable from affiliates for short-term working capital needs.  The Company used $25,000 and $3,000 respectively, for the redemption of 250 Series B preferred shares and accrued dividends, respectively and paid commissions on equity transactions of $3,000.

As of June 30, 2013 the Company has debt obligations consisting of: a) loans payable – affiliates of $277,000, b) deferred compensation of $521,000, c) convertible notes payable – affiliates of $1,316,000, and, d) a loan payable of $7,754,000 (owed by PA-1).

In addition, the Company entered into an 88-month operating lease for office space in New York City in August 2006, with an average monthly lease expense of $15,820. The Company has entered into sub-lease agreements with three separate parties which fully covers the lease expense.  As of June 30, 2013, the Company has 5 months remaining on the lease.

Plan of Operations and Outlook

As of June 30, 2013, the Company had cash of approximately $45,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2012 and 2013, the Company experienced greater difficulty in raising equity funding than in the prior years. During the year ended June 30, 2013, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $209,000 including interest as of September 19, 2013.  As of June 30, 2013 such deferrals totaled approximately $1,837,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has made reductions in its personnel subsequent to June 30, 2013.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current quarter (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the year ended June 30, 2013 the Company raised proceeds of approximately $1,330,500 through sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system. Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liabilityas of June 30, 2013. It is not possible at this date to predict the outcome of such negotiations but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 90-150 days.

During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system has met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

As indicated above, the Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more Integrated Projects.  We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

There is no likelihood that funds required during the next twelve months or in the periods immediately thereafter will be generated from operations and there is no assurance that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing for companies such as Bion.

Currently, Bion is focused on using applications of its patented waste management technology to pursue three main business opportunities: 1) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year, and/or integrated with CAFO end product processors,  2) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed or, potentially, other areas seeking to meet EPA TMDL requirements) and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences, and 3) licensing and/or joint venturing its technology for use outside of North America.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months (and thereafter). Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, it is anticipated at such activities will accelerate based on the operating results achieved by the Kreider 1 system.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. If there are positive developments related to the market for nutrient reductions in Pennsylvania (of which there is no assurance) , the Company intends to pursue development, design and construction of the Phase 2 Kreider Project with a goal of achieving operational status during the 2014 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under long term contracts) during 2014 subject to verification by the PADEP. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However,  liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania and anticipates optioning land for such a Project in one of those areas during the current fiscal year or soon thereafter.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2014-2015 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2019) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)  The Company executed a non-cancelable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013. The average monthly rent expense under the lease is $15,820.  The Company has provided the lessor with a letter of credit in connection with the lease in the amount of $57,315 as of June 30, 2013. The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Bion Projects.  The Company has entered into sub-leases with non-affiliated parties for approximately 100% of the obligations under the lease.  Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and for a one year initial period, made all payments pursuant to the lease and managed the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account such that Mr.  Zizza utilizes those funds towards the monthly lease payment. During November 2009, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and in January 2010; he received the funds from the release from the Company's letter of credit of $28,658. Since Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, Mr. Zizza will be entitled to the balance of funds held under the letter of credit of approximately $57,000 if he fulfills his obligations pursuant to the Master Sublease.

2)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2013.  It is not possible at this date to predict the outcome of such negotiations but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 90-150 days.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2013, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2013 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2013. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.  We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	63	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	62	Executive Vice Chairman and Director

Jon Northrop	70	Secretary and Director

Dominic Bassani	67	Chief Executive Officer

Significant Employees:

James W. Morris	63	Chief Technology Officer

George W. Bloom	59	Chief Engineering Officer

Mark A. Smith (63) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (62) Edward Schafer has served the Company's senior management team as Executive Vice Chairman and a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer has served as a director of Continental Resources (NYSE-CLR) since October 2011. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011.  Mr. Schafer has served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (70) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (67) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary.  He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

James W. Morris (63) has served as Bion's Chief Technology Officer since February 2002 and is co-inventor of portions of the Bion’s technology.  Prior to joining Bion, Dr. Morris provided the Company with technical assistance and technical advice for over two years as a consultant. Other consulting work included eight years acting as the Senior Technical Consultant for a large environmental consulting firm and the formation of James W. Morris & Associates, Inc. that allowed him to serve clients ranging from small commercial establishments, to municipalities and corporations, as well as a sub consultant to several larger engineering firms. Dr. Morris is a licensed professional engineer in Maine and Vermont with more than 30 years of engineering experience.  Over a twelve-year period he performed research and taught graduate and undergraduate engineering as a member of the faculties of Cornell University, the University of Manitoba and the University of Vermont. He earned his BSCE and MSCE at Tennessee Technological University and a Ph.D. in Environmental Quality/Agricultural Engineering from Cornell University.  He is a member of the American Society of Civil Engineers, Water Environment Federation, Institute of Food Technologists, American Society of Agricultural Engineers, Agricultural Engineering Society, Aquacultural Engineering Society and American Water Works Association, Tau Beta Phi (Engineering honor society), Chi Epsolon (Civil Engineering honor society) and is a member of Sigma Xi, The Scientific Research Society of North America.

George W. Bloom (59), Bion's Chief Engineering Officer, has been with Bion since December 2000 and served as Chief Operating Officer since January 15, 2002 of our Bion Technologies, Inc. subsidiary until our 2008 functional reorganization.  From 1986 through December 2000, Mr. Bloom was employed by Woodard & Curran, Inc., an environmental engineering and science-consulting firm, where he held the position of Chief Engineer of the Municipal Business Center at the time of his departure.  Mr. Bloom is a registered professional engineer with over twenty years of environmental engineering and consulting experience specializing in the planning, design, construction and operation of waste treatment facilities.  Mr. Bloom is responsible at Bion for oversight of the planning, design and construction of waste treatment systems and solids processing facilities. He has his BS in Environmental Science from Cornell University.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation (4)	Total

Mark A. Smith (3) President, Chief Financial Officer and Director	2013 2012	$250,000 $234,000	$25,000 $ -	$487,500 $240,300	$ 49,700 $334,000	$ - $ -	$ - $ -	$ 967,000 $ -	$ 1,779,200 $ 808,300

Brightcap/ Dominic Bassani (4) VP-Special Projects & Strategic Planning and Chief Executive Officer	2013 2012	$312,000 $312,000	$ 5,000 $ -	$585,000 $795,000	$ - $1,203,500	$ - $ -	$ - $ -	$ 1,480,000 $ -	$2,382,000 $2,310,500

Edward Schafer (5) Executive Vice Chairman and Director	2013 2012	$150,000 $150,000	$ - $ -	$ 48,750 -	$ 155,942 $ 146,200	$ - $ -	$ - $ -	$ - $ -	$ 354,692 $ 296,200

George W. Bloom Chief Operating Officer Bion Technologies	2013 2012	$180,000 $180,000	$ - $ -	$ - $ -	$ 113,485 $ 490,484	$ - $ -	$ - $ -	$ - $ -	$ 293,485 $ 670,484

James W. Morris Chief Technology Officer Bion Technologies	2013 2012	$180,000 $180,000	$ - $ -	$ - $ -	$ 95,354 $ 206,062	$ - $ -	$ - $ -	$ - $ -	$ 275,354 $ 386,062

Jeremy Rowland Chief Operating Officer of Services Group	2013 2012	$150,000 $150,000	$ - $ -	$ - $ -	$ - $ 3,943	$ - $ -	$ - $ -	$ - $ -	$ 150,000 $ 153,943

__________________

(1)

Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)

Effective July 15, 2012, Mr. Smith has agreed to provide services to Bion and subsidiaries through a date no later than June 30, 2014, at an annual salary of $252,000 commencing September 1, 2012.  Mr. Smith's previous agreement dated July 18, 2011 increased his monthly salary to $20,000 commencing January 1, 2012.  Effective May 15, 2013, Mr. Smith entered into an agreement whereby his compensation would continue to be deferred and was transferred into a convertible promissory note.  In consideration for the agreement Mr. Smith was granted execution/exercise bonuses to be effective upon future exercise of outstanding or subsequently acquired options and warrants and in relation to contingent stock bonuses, and their existing options and warrants as of that date, if due to expire prior to December 31, 2018 were extended.

(4)

On September 30, 2009 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through September 30, 2012.  Effective May 13, 2011, the Company appointed Mr. Bassani Chief Executive Officer due to the resignation of William O'Neill.  In July 2012, the Company and Brightcap agreed to an extension of Mr. Bassani's services through June 30, 2014 at a salary of $26,000 per month.  Effective May 15, 2013, Mr. Bassani and Mr. Smith entered into an agreement whereby his compensation would continue to be deferred and was transferred into a convertible promissory note.  In consideration for the agreement Mr. Bassani and Mr. Smith were granted execution/exercise bonuses to be effective upon future exercise of outstanding or subsequently acquired options and warrants and in relation to contingent stock bonuses, and their existing options and warrants as of that date, if due to expire prior to December 31, 2018 were extended. The modification of the options and warrants under the execution/exercise bonuses resulted in an incremental non-cash compensation expense of approximately $2,447,000 for the year ended June 30, 2013.

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

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been/will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date).

Dominic Bassani (“Bassani”) has served in senior management positions with the Company (as a full-time consultant) since 2001 (see prior Forms 10-K for earlier years and other filings with the SEC). Since March 31, 2005, the Company has had various agreements with Brightcap, Bassani’s family consulting company, through which the services of Bassani were provided through 2011. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Bassani serve as CEO through June 30, 2013 and would continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month. In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested. As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective date of May 15, 2013, in which Bassani and Smith have agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due dates of their respective deferred cash compensation until January 15, 2015.  The Company has provided Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.   As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50%  ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which  Schafer provides senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remains unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schaefer has been deferring the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50% ‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris agreed to serve as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary shall be increased to $180,000, which increase has been deferred and accrued by the Company.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom pursuant to which Mr. Bloom agreed to serve as Chief Engineering Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary shall be increased to $180,000, which increase has been deferred and accrued by the Company.

Other Agreements

As of September 5, 2013, the Company had outstanding Contingent Stock Bonuses of 642,500 shares, in aggregate, to its key employees and consultants,   pursuant to which 515,000 shares, in aggregate, will be issued  when the Company’s common stock trades at or above $10.00 per share and 127,500 shares, in aggregate, will be issued  when Company’s common stock trades at or above $20 per share (of which 375,000, in aggregate,  are owned by  Bassani,  Smith and  Schafer and are subject  to execution bonuses, per managerial agreements, that will be triggered upon Bion’s common stock reaching a closing price equal to 50% of currently specified prices).

Effective January 1, 2011, the Company made grants of stock bonuses aggregating 185,000 shares, which grants are split among all of the Company's core employees and consultants pursuant to the Company's 2006 Consolidated Incentive Plan, as amended.

On January 1, 2011 the Company granted Smith a Contingent Stock Bonus of 50,000 shares. These stock bonuses do not require that  Smith remains employed by the Company.

In January 2012, the Company granted an employee (in consideration for extension of his employment agreement) 25,000 Contingent Stock Bonuses; 12,500 shares to be issued if the Company’s stock price exceeds each of $10.00 and $20.00 per share, respectively.

On July 15, 2012, the Company granted Smith and Schafer Contingent Stock Bonuses of 100,000 and 25,000 shares, respectively.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 per share.   These stock bonuses do not require that Smith or Schafer remain employed by the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2013.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards

			Equity						Equity
			Incentive Plan					Equity	Incentive Plan
		Number of	Awards:				Market	Incentive Plan	Awards:
	Number of	Securities	Number of			Number of	Value of	Awards:	Market or
	Securities	Underlying	Securities			Shares or	Shares or	Number of	Payout Value of
	Underlying	Unexercised	Underlying			Units of	Units of	Unearned Shares,	Unearned Shares,
	Unexercised	Options (#)	Unexercised	Option	Option	Stock That	Stock That	Units or Other	Units or Other
	Options (#)	Unexercisable	Unearned	Exercise	Expiration	Have Not	Have Not	Rights That Have	Rights That Have
Name	Exercisable	(4)	Options (#)	Price ($)	Date	Vested (#)	Vested	Not Vested (3)	Not Vested

Mark A. Smith (4)	25,000	--	--	$1.00	2018	--	--	--	--
Mark A. Smith (4)	25,000	--	--	$1.25	2018	--	--	--	--
Mark A. Smith (4)	20,000	--	--	$2.00	2018	--	--	--	--
Mark A. Smith (4)	125,000	--	--	$2.20	2018	--	--	--	--
Mark A. Smith (4)	25,000	--	--	$2.25	2018	--	--	--	--
Mark A. Smith (4)	105,000	--	--	$2.50	2018
Mark A. Smith (4)	50,000	--	--	$3.00	2018	--	--	--	--
Mark A. Smith (4)	200,000	--	--	$3.00	2019	--	--	--	--
Mark A. Smith (4)	112,500	--	--	$4.25	2018	--	--	--	--
Mark A. Smith (4)	12,500	--	--	$5.50	2018	--	--	--	--

Brightcap/ Dominic Bassani (4)	725,000	--	--	$3.00	2019	--	--	250,000	462,500

Edward Schafer (4)	100,000	--	--	$2.10	2018	--	--	--	--
Edward Schafer (4)	200,000	100,000	--	$2.25	2018	--	--	--	--
Edward Schafer (4)	200,000	--	--	$3.00	2018	--	--	--	--

George W. Bloom	100,000	--	--	$2.50	2015	--	--	75,000	138,750
George W. Bloom	20,000	--	--	$2.00	2015	--	--	--	--
George W. Bloom	100,000	--	--	$3.00	2014	--	--	--	--
George W. Bloom	80,000	--	--	$3.00	2015	--	--	--	--
George W. Bloom (1)	150,000	100,000	--	$3.00	2018	--	--	--	--

James W. Morris	20,000			$2.00	2015	--	--	75,000	138,750
James W. Morris	100,000	--	--	$2.50	2015	--	--	--	--
James W. Morris	80,000	--	--	$3.00	2015	--	--	--	--
James W. Morris	100,000		--	$3.00	2014	--	--	--	--
James W. Morris (2)	150,000	100,000	--	$3.00	2018	--	--	--	--

Jeremy Rowland	200,000	--	--	$3.00	2014	--	--	--	--

______________

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

(4)

All options and contingent stock bonuses are subject to a 50% execution/exercise bonus upon notice of intent to exercise or issuance of contingent shares as applicable.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board.  However, it is the Company's intention to begin to pay cash compensation to Board members at some future date.

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2013:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	-	-	38,000	-	-	-	38,000

______________

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At September 5, 2013, the Company had issued 18,062,290 shares of its common stock, of which 17,357,981 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 5, 2013 by:

*

each person that is known by us to beneficially own more than 5% of our common stock;

*

each of our directors;

*

each of our executive officers and significant employees; and

*

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 5, 2013.  Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 17,357,981, shares outstanding as of September 5, 2013.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	3.9%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	4,851,935	23.4%	27.1%

Bright Capital, Ltd. (3) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	550,000	3.0%	3.1%

Anthony Orphanos(4) c/o Blacksmith Advisors, LLC 40 West 57th Street New York, NY 10012	1,731,533	9.5%	9.9%

Danielle Christine Bassani(5) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	984,000	5.2%	5.4%

Mark A. Smith(6)	2,131,052	11.0%	11.5%

Edward T. Schafer(7)	735,299	3.9%	4.1%

Jon Northrop(8)	414,809	2.3%	2.4%

James Morris(9)	550,001	3.0%	3.1%

George Bloom(10)	550,000	3.0%	3.1%

All executive officers, directors and significant employees as a group (6 persons)	9,233,096	38.5%	39.7%

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

(2)

Includes 345,624 shares, 725,000 shares underlying options and 1,370,000 shares underlying warrants held directly by Mr. Bassani; 550,000 shares underlying warrants held by Bright Capital, Ltd. ("Brightcap") of which Mr. Bassani is the owner; 30,000 shares underlying warrants owned jointly with Mr. Bassani’s wife; 898,378 shares and 25,000 shares underlying warrants held by Mr. Bassani's wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife.  Also includes 68,000 shares owned by Mr. Bassani's daughter, Danielle Bassani.  Mr. Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation. Does not include 600,000 shares, in aggregate, which the Company has committed to issue to Mr. Bassani during 2014-2016.  Does not include units that could be issued on the conversion by Bassani of deferred compensation promissory notes in the amount of $815,664.  The maturity date of the promissory notes has been deferred to January 15, 2015, and Bassani/Brightcap has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be $1.25 per unit.  Does not include 144,834 shares of common stock that could be issued on the conversion (at the election of Brightcap) by Brightcap of deferred compensation in the amount of $217,250.  Mr. Bassani disclaims ownership of 916,000 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Represents 550,000 shares underlying warrants held by Bright Capital, Ltd.  Does not include units that could be issued on the conversion by Bassani/Brightcap of deferred compensation promissory notes in the amount of $815,664.  The maturity date of the promissory notes is January 15, 2015 and Bassani has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be $1.25 per unit. at $2.50 per share until December 31, 2016.  The conversion price will be $1.25 per unit.  Does not include 144,834 shares of common stock that could be issued on the conversion (at the election of Brightcap) by Brightcap of deferred compensation in the amount of $217,250.

(4)

Includes 493,563 shares held directly by Mr. Orphanos plus 132,000 and 10,000 shares, respectively, underlying warrants and options held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and 965,707 shares held in IRA accounts.  Not included are 100,000 shares and 916,000 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee and 3,361,486 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 889,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(5)

Represents 916,000 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees and 68,000 shares owned by Danielle Bassani, beneficiary of the trust.

(6)

Includes 747,281 shares held directly by Mark A. Smith; 700,000 shares underlying options held directly by Mr. Smith; 546,500 shares underlying warrants held directly by Mr. Smith; 20,834 shares held jointly with his wife; 53,756 shares held by his wife; and 62,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith.  Does not include 150,000 shares of contingent stock bonuses and 240,000 shares under the Company’s 2006 Consolidated Investment Plan that the Company has committed to issue to Mr. Smith during 2013-2015.  Does not include units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation promissory note in the amount of $659,461.  The due date of this compensation has been deferred to January 15, 2015, and Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be $1.25 per unit.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.  Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(7)

Includes 135,299 shares held directly by Mr. Schafer and options to purchase 600,000 shares (100,000 of which will not vest until January 1, 2014).  Does not include 25,000 shares of contingent stock bonuses.

(8)

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

(9)

Mr. Morris holds one share and options to purchase 550,000 shares (100,000 of which will not vest until January 1, 2014).  Mr. Morris has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

(10)

Mr. Bloom holds options to purchase 550,000 shares (100,000 of which will not vest until January 1, 2014).  Mr. Bloom has also been granted 75,000 shares of contingent stock bonus that are not included in this calculation.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2013 and June 30, 2012 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $59,400 and $57,000, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2013 and June 30, 2012.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2013 and June 30, 2012 were nil and $5,278, respectively.

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

10.88

Memorialization of Bassani Extension Agreement (dated August 14, 2012) (30)

10.89

Memorialization of Schafer Agreement (dated August 21, 2012) (30)

10.90

Board Ratification dated May 5, 2013 (31)

10.91

Demand Promissory Note dated May 13, 2013 (31)

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

(25)

Filed with Form 8-K on June 1, 2011.

(26)

Filed with Form 8-K on September 2, 2011.

(27)

Filed with Form 8-K on October 4, 2011.

(28)

Filed with Form 8-K on April 4, 2012.

(29)

Filed with Form 8-K on August 3, 2012

(30)

Filed with Form 8-K on August 21, 2012.

(31)

Filed with March 31, 2013 Form 10-Q on May 14, 2013.

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

YEARS ENDED JUNE 30, 2013 AND 2012

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm F-2

Balance sheets F-3

Statements of operations F-4

Statements of changes in equity (deficit) F-5

Statements of cash flows F-6

Notes to consolidated financial statements F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended June 30, 2013.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated significant revenue and has suffered recurring losses from operations.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/GHP HORWATH, P.C.

Denver, Colorado

September 20, 2013

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS

Current assets:
Cash	$44,666	$399,992
Restricted cash (Note 10)	57,315	-
Prepaid insurance and expenses	44,812	42,707
Subscription receivable (Note 8)	25,000	-
Deposits and other receivables	6,108	6,958
Total current assets	177,901	449,657

Restricted cash (Note 10)	-	57,315
Property and equipment, net (Note 3)	7,331,020	8,172,702
Total assets	$7,508,921	$8,679,674

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,010,528	$711,677
Deferred rent (Note 10)	10,929	-
Loans payable - affiliates (Note 4)	276,618	-
Current portion of deferred compensation (Note 5)	520,583	83,083
Loan payable (Note 6)	7,754,000	-
Total current liabilities	9,572,658	794,760

Loan payable (Note 6)	-	7,754,000
Convertible notes payable - affiliates (Note 7)	1,316,478	-
Deferred compensation, less current portion (Note 5)	-	833,452
Deferred rent (Note 10)	-	27,992
	10,889,136	9,410,204

Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 and 450 shares issued and outstanding,
respectively; liquidation preference of $24,000 and $49,500, respectively	21,400	43,650

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; nil and 300 shares issued and
outstanding, respectively; liquidation preference of nil
and $33,000, respectively	-	29,050
Common stock, no par value, 100,000,000 shares authorized, 17,673,983 and 16,814,103 shares issued, respectively; 16,969,674
and 16,109,794 shares outstanding, respectively		-
Additional paid-in capital	96,829,488	91,177,978
Accumulated deficit	(100,308,856)	(92,065,095)
	(3,479,368)	(858,067)
Noncontrolling interest	77,753	83,887
Total deficit	(3,401,615)	(774,180)
Total liabilities and deficit	$7,508,921	$8,679,674

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012

Revenue	$11,862	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	6,874,573	6,347,302
Depreciation	905,871	15,809
Research and development (including stock-based
compensation (Note 8))	191,709	161,541

Total operating expenses	7,972,153	6,524,652

Loss from operations	(7,960,291)	(6,524,652)

Other expense (income):
Interest expense	289,604	66,024
Gain on extinguishment of liabilities	-	(125,796)

	289,604	(59,772)

Net loss	(8,249,895)	(6,464,880)

Net loss attributable to the noncontrolling interest	6,134	17,036

Net loss attributable to Bion	(8,243,761)	(6,447,844)

Conversion inducement	-	(755,258)
Dividends on preferred stock	(4,417)	(155,175)

Net loss applicable to Bion's common stockholders	$(8,248,178)	$(7,358,277)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.48)	$(0.48)

Weighted-average number of common shares outstanding:
Basic and diluted	17,315,436	15,436,388

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2013 AND 2012

	Bion's Shareholders'						Non-
	Series C Preferred Stock		Common Stock		Additional	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, July 1, 2011	32,150	$2,877,425	13,730,291	$-	$80,197,027	$(85,617,251)	$100,923	$(2,441,876)

Vesting of options for services	-	-	-	-	2,630,853	-	-	2,630,853
Issuance of common stock for services	-	-	131,918	-	1,366,426	-	-	1,366,426
Modification of warrants	-	-	-	-	5,000	-	-	5,000
Issuance of warrants for services	-	-	-	-	1,000	-	-	1,000
Sale of units	-	-	443,000	-	793,776	-	-	793,776
Dividend on Series B preferred stock	-	-	-	-	(72,550)	-	-	(72,550)
Dividend on Series C preferred stock	-	-	-	-	(82,625)	-	-	(82,625)
Conversion inducement	-	-	-	-	(755,258)	-	-	(755,258)
Conversion of Series B preferred stock	-	-	1,420,656	-	2,469,706	-	-	2,469,706
Conversion of Series C preferred stock	(31,850)	(2,848,375)	1,088,238	-	3,594,762	-	-	746,387
Reclassification of other liability	-	-	-	-	1,029,861	-	-	1,029,861
Net loss	-	-	-	-	-	(6,447,844)	(17,036)	(6,464,880)
Balances, June 30, 2012	300	29,050	16,814,103	-	91,177,978	(92,065,095)	83,887	(774,180)
Vesting of options for services	-	-	-	-	455,080	-	-	455,080
Issuance of common stock for services	-	-	124,157	-	1,269,390	-	-	1,269,390
Modification of options	-	-	-	-	611,700	-	-	611,700
Issuance of warrants for services	-	-	-	-	36,879	-	-	36,879
Modification of warrants	-	-	-	-	1,893,325	-	-	1,893,325
Sale of units	-	-	508,056	-	1,060,499	-	-	1,060,499
Sale of common stock	-	-	216,000	-	292,375	-	-	292,375
Dividend on Series B preferred stock	-	-	-	-	(2,417)	-	-	(2,417)
Dividend on Series C preferred stock	-	2,000	-	-	(2,000)	-	-	-
Conversion of Series C preferred stock	(300)	(31,050)	11,667	-	36,679	-	-	5,629
Net loss	-	-	-	-	-	(8,243,761)	(6,134)	(8,249,895)
Balances, June 30, 2013	-	$-	17,673,983	$-	$96,829,488	$(100,308,856)	$77,753	$(3,401,615)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,249,895)	$(6,464,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	605
Depreciation expense	905,871	15,809
Accrued interest on deferred compensation and other	223,292	55,220
Gain on extinguishment of liabilities	-	(125,796)
Stock-based compensation	4,266,374	4,003,279
(Increase) decrease in prepaid insurance and expenses	(2,105)	1,769
Decrease in deposits and other receivables	850	4,998
Increase (decrease) in accounts payable and accrued expenses	209,149	(644,981)
Increase in deferred compensation	777,550	619,083
Decrease in deferred rent	(17,063)	(17,062)
Net cash used in operating activities	(1,885,977)	(2,551,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	-	25,000
Purchase of property and equipment	(64,189)	(897,217)
Net cash used in investing activities	(64,189)	(872,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of units	1,060,499	1,259,250
Proceeds from sale of common stock	270,000
Proceeds from loans payable - affiliates	295,000	-
Proceeds from loan payable	-	1,342,432
Redemption of Series B preferred shares	(25,000)	-
Payment of commissions on equity transactions	(2,742)	(22,355)
Payment of Series B preferred dividends	(2,917)	(69,175)
Payment of Series C preferred dividends	-	(80,375)
Net cash provided by financing activities	1,594,840	2,429,777

Net decrease in cash	(355,326)	(994,396)

Cash at beginning of period	399,992	1,394,388

Cash at end of period	$44,666	$399,992

Supplemental disclosure of cash flow information:
Cash paid for interest, including $15,793 and $181,451 of capitalized interest	$98,747	$189,425
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Conversion of Series B preferred to common stock	$-	$2,469,706
Conversion of Series C preferred to common stock	$36,796	$3,594,762
Issuance of common stock in exchange for services	$-	$-
Series B preferred stock dividends accrued	$2,417	$3,375
Series C preferred stock dividends accrued	$2,000	$2,250
Reclassification of other liability	$-	$1,029,861
Subscription receivable	$25,000	$-

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

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

Bion is now actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of "closed loop" Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology outside North America.

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

Bion is presently involved in the very early development and pre-development activities related to Integrated Projects in Pennsylvania.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in the Northeast, Midwest, and the North Central United States (dairy and/or beef). While all such discussions are still in preliminary stages, multiple meetings and discussions are ongoing with local and state level Pennsylvania officials related to the development of a Bion Integrated Project involving a major international livestock entity. Additionally, the Company is involved in very early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

Additionally, Bion has commenced discussions that may lead to installation of Bion systems on existing and/or new dairies, beef facilities and swine farms in the Midwest and/or North Central states. The most advanced discussions currently involve an initiative by Bion in Wisconsin.

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania and other Chesapeake Bay states and at the federal level (the Environmental Protection Agency (“EPA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”)  together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. To complete these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to Kreider  1  and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through  sales of renewable energy generated by the Kreider Phase 2 system. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the

‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare that the Pennvest Loan is in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2013.  It is not possible at this date to predict the outcome of these negotiations but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 90-150 days.

Development work, including amended credit certification and negotiations with potential joint venture partners, continues related to the details of the second phase of the Kreider project. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during 2014. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions.

The limited development of the nutrient reduction market in Pennsylvania has led Bion to redeploy some of its limited resources from its efforts in Pennsylvania to its initiatives in the Great Lakes and Midwest states with current efforts being most advanced in Wisconsin.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012.  At June 30, 2013, the Company has a working capital deficit and a stockholders’ deficit of approximately $9,395,000 and $3,479,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2013 and 2012, the Company received total proceeds of $1,330,499 and $1,259,250, (including $200,000 of subscriptions receivable), respectively, from the sale of its equity securities. Proceeds during the 2013 and 2012 fiscal years have been lower than in earlier years and accordingly has negatively impacted the Company’s business development efforts.

During fiscal years 2013 and 2012, the Company experienced greater difficulty in raising equity funding than in the prior years particularly during the latter part of fiscal 2013. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company has made reductions in its personnel subsequent to June 30, 2013.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal year 2013.  If the Company does not have greater success in its efforts to raise needed funds during the first quarter of fiscal 2014 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility. The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for small companies), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

There is no realistic likelihood that funds required during the next twelve months or in the periods immediately thereafter for the Company’s basic operations and/or proposed projects will be generated from operations or sufficient funds will be available from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing for small companies like Bion.

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

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects.  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Management believes that no impairment exists at June 30, 2013.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2008.  Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2013, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2013 and 2012.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the years ended June 30, 2013 and 2012, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2013	June 30, 2012
Warrants	7,126,235	6,508,253
Options	5,261,145	5,111,145
Convertible debt	1,196,182	434,596
Convertible preferred stock	12,000	33,000

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2013 and 2012:

	Year ended June 30, 2013	Year ended June 30, 2012
Shares issued – beginning of period	16,814,103	13,730,291
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	16,109,794	13,025,982
Weighted average shares for fully vested stock bonuses (Note 8)	821,507	374,301
Weighted average shares issued during the period	384,135	2,036,105
Basic weighted average shares – end of period	17,315,436	15,436,388

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

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2013	June 30, 2012
Machinery and equipment	$5,432,947	$ -
Buildings and structures	2,574,010	-
Kreider 1	-	8,155,922
Leasehold improvements	31,336	31,336
Furniture	28,932	28,932
Computers and office equipment	243,058	34,240
	8,310,283	8,250,430
Less accumulated depreciation	(979,263)	(77,728)
	$7,331,020	$8,172,702

During the year ended June 30, 2013, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $905,871 and $15,809 for the years ended June 30, 2013 and 2012, respectively.

4.

LOANS PAYABLE - AFFILIATES:

As of June 30, 2013, a major shareholder and Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), have loaned the Company $70,000 and $200,000, respectively, for working capital needs.  The loans bear interest at 8% per annum and were payable on August 31, 2013.  Interest expense related to the loans payable – affiliates was $6,618 for the year ended June 30, 2013.  During August 2013, the loan plus accrued interest, totaling $71,098, was repaid to the major shareholder.  The due date of the outstanding loan from Bassani of $200,000 plus accrued interest was extended to September 30, 2013 and effective May 15, 2013 the interest rate was modified from 6% to 8%.

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $306,083 as of June 30, 2013.  The balance is payable dependent upon the cash reserves of the Company.

As of June 30, 2013, the Company owed Bassani deferred compensation of $214,500 including interest of $49,500, which is due and payable on January 15, 2014.  The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

As of June 30, 2012, the Company owed Smith and Bassani deferred compensation of $260,532 and $374,920, respectively.  During the year ended June 30, 2013, deferred compensation of $483,709 and $666,723 owed Smith and Bassani, respectively, was converted into promissory notes (Note 7).

6.

LOAN PAYABLE:

As of June 30, 2013, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 facility and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $197,494 and $192,274 for the years ended June 30, 2013 and 2012, respectively, of which $15,793 and $184,301, respectively, has been capitalized as a cost of Kreider 1. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  Although Pennvest has not declared the Pennvest Loan in default, the Company has classified the Pennvest Loan as a current liability as of June 30, 2013.  It is not possible at this date to predict the outcome of negotiations with Pennvest. Subject to the results of the negotiations and pending development of a more robust market for nutrient reduction credits in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

In connection with the Pennvest Loan, the Company provided a ‘technology guaranty’ regarding nutrient reduction performance of Kreider 1 which was structured to expire when Kreider 1’s nutrient reduction performance had been demonstrated. On August 1, 2012 the Company informed Pennvest and the PADEP (with supporting performance data) that the Kreider 1 System had surpassed the requisite performance criteria and that, as a result, the Company’s ‘technology guaranty’ was met.

7.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith have agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The agreements have been executed in the form of convertible promissory notes.

The convertible notes payable accrue interest at 8% per annum and are due and payable on January 15, 2015.  The convertible notes (including accrued interest) of $588,571 and $727,907 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price as of June 30, 2013 of $1.25 per Unit until January 15, 2015.  The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  As the original conversion price of $2.50 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at June 30, 2013.  Pursuant to the deferral agreements, the conversion price of the convertible notes plus accrued interest is the lower of the $2.50 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015. As of June 30, 2013, the lowest price at which the Company had sold its common stock during the relevant period is $1.25 per share. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of Accounting Standards Codification (“ASC”) 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of June 30, 2013, the Company owes Smith, $588,571 under the terms of his convertible note payable.  The convertible note payable is comprised of deferred compensation of $495,754, a working capital loan of $25,000, reimbursable expenses of $29,889 and accrued interest of $37,928. As of June 30, 2013, the Company owes Bassani, $727,907, comprised of deferred compensation of $676,000 and accrued interest of $51,907, under the terms of his convertible note payable.

As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the year ended June 30, 2012.  In consideration of these agreements, Bassani and Smith: a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses (see Note 12 for further details); b) warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions) and c) other modifications have been made to existing agreements.

8.

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

During the year ended June 30, 2013 the Company redeemed 250 shares of its Series B Preferred stock plus accrued dividends of $2,500 for $27,500.  The remaining 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed as of September 19. 2013.

During the years ended June 30, 2013 and 2012, the Company declared dividends of $2,417 and $72,500 respectively.  At June 30, 2013, accrued dividends payable are $4,000.

Series C Preferred stock:

During the year ended June 30, 2012, the Company offered its Series C Preferred stockholders the ability to participate in a Series C Preferred Stock Conversion Subscription Agreement (“Series C Conversion Agreement”) pursuant to which the Series C Preferred stockholders agreed to convert Series C Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $3.00 per share.   The conversion price of $3.00 per share represented a $1.00 per share reduction from the original terms of the Series C Preferred stock and due to the limited time in which the Series C stockholders had to subscribe to the Series C Conversion Agreement, the reduction in the conversion price was accounted for as an inducement and resulted in a conversion inducement of $755,258.  Pursuant to the Series C Conversion Agreement the Company paid fees to any licensed/registered broker(s)/advisor(s) who assisted in the conversion process andissued one warrant for each 10 shares received by the participating Series C stockholders.  Each warrant allows for the purchase of one share of the Company’s restricted common stock at $3.10 per share until expiration on December 31, 2014.  During the year ended June 30, 2012, a total of 31,850 shares of Series C Preferred stock and accrued dividends of $79,625 were converted into 1,088,238 shares of common stock and 102,017 warrants were issued to brokers.  The Company allocated the value between the restricted common stock and the warrants based upon their relative fair values using the share price of the common stock on the day of the Series C Conversion Agreement closing and the fair value of the warrants, which was determined to be $0.10 per warrant.  As a result, $13,498 and $3,592,386 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company also paid cash commissions of $11,122 related to the Series C Conversion Agreement.   The $755,258 conversion inducement, which is reflected as part of the value of the Series C Preferred stock with an offset to reduce additional paid-in capital, was included in the determination of net loss applicable to common stockholders.

During the year ended June 30, 2013, one of the Company’s Series C Preferred stockholders asked to convert their shares under the Series C Conversion Agreement.  The Company agreed to honor the Series C Conversion Agreement on February 15, 2013, pursuant to which a total of 300 shares of Series C Preferred stock and accrued dividends of $5,000 were converted into 11,667 shares of common stock and 1,167 warrants were issued to a broker.  The Company allocated the value between the restricted common stock and the warrants based upon their relative fair value to the total value of the issuances using the share price of the common stock on the day of the conversion and the value of the warrants, which was determined to be $0.075 per warrant.  As a result, $155 and $40,591 was allocated to the warrants and restricted common stock, respectively, all of which was recorded as additional paid-in capital.  The Company paid commissions of $116 related to the conversion which resulted in a reduction of additional paid-in capital.  The Company recorded $5,746 related to the conversion inducement of the Series C stock, which is reflected as part of the value of the Series C Preferred stock with an offset to reduce additional paid-in capital, and is included in the determination of net loss applicable to common stockholders for the year ended June 30, 2013.

During the years ended June 30, 2013 and 2012, the Company declared dividends of $2,000 and $82,625 respectively.  At June 30, 2013 dividends payable are nil.

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

During the year ended June 30, 2012, the Company issued 131,918 shares of the Company’s restricted common stock at prices ranging from $2.00 to $3.27 per share for consulting services valued at $331,126, in the aggregate, to various consultants and an employee.  The Company also expensed $1,035,300 for fully vested stock bonuses that had been earned but not issued.

During the year ended June 30, 2012, the Company granted Bassani and Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements.  Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.   Smith will be issued 90,000 shares of the Company’s common shares in two tranches of 45,000 shares on each of January 15, 2013 (issued during the year ended June 30, 2013) and 2014, respectively.  The Company recorded non-cash compensation of $795,000 and $240,300 related to the future stock issuances to Bassani and Smith, respectively, as the bonuses were fully vested upon grant date during the year ended June 30, 2012.

During the year ended June 30, 2012, the Company entered into subscription agreements to sell 2012 A UNITS.  As of June 30, 2013, the Company had issued a total of 556,000 2012 A  UNITS, consisting of 140,000 under new subscription agreements in 2012 for total proceeds of $350,000 and 416,000 upon the amendment of previously issued 2011 UNITS.  Bassani and Smith each amended their 2011 UNITS subscriptions for 60,000 2012 A UNITS on identical terms with other electing parties.

In June 2012, the Company entered into subscription agreements to sell 2012 B UNITS for $2.25 each, with each 2012 B UNIT consisting of one 2012 B share of the Company’s restricted common stock and one 2012 B warrant to purchase one half of a share of the Company’s restricted common stock for $3.10 per share until December 31, 2014 (the “2012 B UNITS”).  As of June 30, 2013, the Company had issued a total of 193,000 2012 B UNITS for total proceeds of $434,250.  The Company allocated the proceeds from the 2012 B shares and the 2012 B warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2012 B Warrants, which was determined to be $0.075 per 2012 B Warrant.  As a result, $7,311 was allocated to the 2012 B Warrants and $426,939 was allocated to the 2012 B Shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2013, the Company issued 124,157 shares of the Company’s restricted common stock at prices ranging from $1.56 to $2.13 per share for consulting services valued at $148,140, in the aggregate, to consultants and an employee.

During the year ended June 30, 2013, the Company granted Bassani and Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements.   Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 1, 2015 and 2016, respectively.   Smith will be issued 150,000 shares of the Company’s common shares in two tranches of 75,000 shares on each of January 15, 2014 and 2015, respectively.  The Company recorded non-cash compensation of $585,000 and $292,500 related to the future stock issuances to Bassani and Smith, respectively, as the bonuses were fully vested upon grant date during the year ended June 30, 2013.

During the year ended June 30, 2013, the Company declared contingent stock bonuses of 25,000 and 100,000 shares to Schafer and Smith, respectively, and recognized $48,750 and $195,000 of non-cash compensation expense, respectively.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and do not require that Schafer or Smith remain employed by the Company.

During the year ended June 30, 2013, the Company entered into subscription agreements to sell 2012 B UNITS for $2.25 each, with each 2012 B UNIT consisting of one 2012 B share of the Company’s restricted common stock and one 2012 B warrant to purchase one half of a share of the Company’s restricted common stock for $3.10 per share until December 31, 2014 (the “2012 B UNITS”).  During the year ended June 30, 2013, the Company issued 177,556 2012 B UNITS for total proceeds of $399,499.  The Company allocated the proceeds from the 2012 B shares and the 2012 B warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2012 B Warrants, which was determined to be $0.075 per 2012 B Warrant.  As a result, $6,905 was allocated to the 2012 B Warrants and $392,594 was allocated to the 2012 B Shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2013, the Company entered into subscription agreements to sell 2013 UNITS for $2.00 each, with each 2013 UNIT consisting of one 2013 Share of the Company’s restricted common stock and one 2013 Warrant to purchase one half of a share of the Company’s restricted common stock for $2.50 per share until December 31, 2014 (the “2013 UNITS”).  During the year ended June 30, 2013, the Company issued 330,500 2013 UNITS for total proceeds of approximately $661,000.  The Company allocated the proceeds from the 2013 shares and the 2013 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the 2013 Warrants, which was determined to be $0.075 per 2013 Warrant.  As a result, $12,262 was allocated to the 2013 Warrants and $648,738 was allocated to the 2013 Shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2013, the company sold 216,000 shares of the Company’s restricted common stock for total net proceeds of $293,000 (including subscriptions receivable of $25,000 for 20,000 shares at June 30, 2013, all of which was received in July 2013).

Warrants:

As of June 30, 2013, the Company had approximately 7.1 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.18, and the weighted-average remaining contractual life as of June 30, 2013 is 4.68 years.

During the year ended June 30, 2012, the Company issued warrants to purchase 55,000, 70,000 and 96,500 shares of the Company’s common stock in connection with the sale of 2011 UNITS ,  2012 A UNITS and 2012 B UNITS, respectively.  The Company also issued warrants in connection with the conversions of its Series B and Series C Preferred stock and the Company issued 208,000 warrants in connection with the amendments of previously issued 2011 UNIT subscription agreements.

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

During the year ended June 30, 2013 warrants to purchase 50,000 and 250,000 shares of the Company’s common stock at $2.10 per share were issued pursuant to extension agreements with Bassani and Smith, respectively (Note 12).  These warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded non-cash compensation expense of $5,000 and $25,000, respectively, related to the warrant issuances.

During the year ended June 30, 2013, the Company issued warrants to purchase 88,779 and 165,250 shares of the Company’s common stock in connection with the sale of 2012 B UNITS and 2013 UNITS, respectively.

During the year ended June 30, 2013 warrants to purchase 68,786 shares of the Company’s common stock at prices ranging from $1.68 to $2.50 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire five years from date of issuance.  The Company recorded non-cash compensation expense of $6,879 related to the warrant issuances.  The Company entered into an agreement with the consultant whereby 38,786 of these warrants carry an exercise bonus equal to 75% of the exercise price to be offset against the exercise price if exercised after 24 months from the issuance of the warrants.

During the year ended June 30, 2013, the Company issued 1,167 warrants in connection with the conversion of Series C Preferred Stock.

During the year ended June 30, 2013 the Company agreed to extend the expiration date of 166,500 warrants owned by Bassani and Smith (and their respective donees) (Note 7 and 12) which were scheduled to expire prior to December 31, 2018 to that date.  The company recorded expense related to the modification of the warrants of $8,325 for the year ended June 30, 2013.

As of June 30, 2013, 5,419,324 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani, Smith and Schafer (Note 12).  The modification of the warrants under the execution/exercise bonuses for Smith and Bassani resulted in an incremental non-cash compensation expense of approximately $1,885,000 for the year ended June 30, 2013.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up to 12,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In May 2013, the Company entered into an agreement with an officer of the Company (Notes 7 and 12) which entitled the employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulted in incremental non-cash compensation expense of approximately $49,700 for the year ended June 30, 2013.

The Company recorded compensation expense related to employee stock options of $455,080 and $2,630,863 for the years ended June 30, 2013 and 2012, respectively.  The Company granted 150,000 and 1,475,000 options during the years ended June 30, 2013 and 2012, respectively.  The fair value of the options granted during the year ended June 30, 2013 and 2012 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, June 30, 2013	Range, June 30, 2013	Weighted average, June 30, 2012	Range, June 30, 2012
Volatility	66%	60%-68%	83%	61%-88%
Dividend yield	-	-	-	-
Risk-free interest rate	0.32%	0.31%-0.34%	1.31%	0.25%-2.02%
Expected term (years)	3.05	2.66-3.25	4.02	2-4.5

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2011	3,636,145	$2.83	3.8	$478,375
Granted	1,475,000	2.97
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2012	5,111,145	2.86	4.6	274,200
Granted	150,000	2.10
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2013	5,261,145	$2.84	4.0	$168,750
Exercisable at June 30, 2013	4,936,145	$2.85	3.9	$168,750

The following table presents information relating to nonvested stock options as of June 30, 2013:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2012	590,000	$ 1.83
Granted	150,000	0.83
Vested	(415,000)	(1.44)
Forfeited	-	-
Nonvested at June 30, 2013	325,000	$ 1.86

The total fair value of stock options that vested during the years ended June 30, 2013 and 2012 was $599,650 and $2,434,200, respectively.  As of June 30, 2013, the Company had $157,210 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

As of June 30, 2013, 2,025,000 of the outstanding options of the Company are subject to execution/exercise bonuses under agreements with Bassani, Smith and Schafer (Note 12).  The modification of the options for Smith and Bassani under the execution/exercise bonuses resulted in an incremental non-cash compensation expense of approximately $562,000 for the year ended June 30, 2013.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2013 and 2012 are as follows:

	Year ended June 30, 2013	Year ended June 30, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$1,159,575	$1,035,300
Fair value of stock issued to an employee	99,996	99,996
Change in fair value from modification of option terms	2,496,700	94,820
Fair value of stock options expensed	416,804	2,485,782
Total	$4,173,075	$3,715,898

Research and development:
Fair value of stock options expensed	$ 38,276	$ 50,251
Total	$ 38,276	$ 50,251

9.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Expected income tax benefit at statutory rate	$ (2,805,000)	$(2,198,000)
State taxes, net of federal benefit	(252,000)	(198,000)
Permanent differences and other	(28,000)	12,000
Expiration of NOLs	-	280,000
Change in valuation allowance	3,085,000	2,104,000
Income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $46,155,000 as of June 30, 2013.  These NOLs expire on various dates through 2033.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2013 and 2012, are estimated as follows:

	2013	2012
NOLs - noncurrent	$ 17,479,000	$ 16,265,000
Stock-based compensation - current	4,684,000	3,102,000
Deferred compensation - noncurrent	683,000	395,000
	22,846,000	19,762,000
Valuation allowance	(22,846,000)	(19,762,000)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

10.

OPERATING LEASE:

The Company entered into a non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the signing of the lease, the Company provided the lessor with a secured letter of credit.  As of June 30, 2013, the Company has reflected $57,315 as restricted cash related to the secured letter of credit.  The Company’s obligations under the lease are partially guaranteed by Mr. Salvatore Zizza, a former officer and director of the Company.  The Company has entered into three separate agreements to sub-lease approximately 100% of the Company’s lease obligation, and the tenants have also agreed to reimburse the Company for leasehold improvements and furnishings.  Because the lease contains an escalation clause, the Company is recognizing rent under the straight-line method resulting in an average monthly rent expense of $15,820.  The Company is also recognizing the sub-lease rental income from its tenants under the straight-line method, with a monthly average of $17,242.  The difference between the straight-line method, and the actual lease payments has resulted in a deferred rent liability of $10,929 as of June 30, 2013.   Rent expense net of contractual and month-to-month sub-lease rental income, was nil for both of the years ended June 30, 2013 and 2012, respectively.

At June 30, 2013, future minimum rental payments due under non-cancelable leases and future minimum rental payments to be received under non-cancelable subleases are:

Fiscal year ended June 30:	Operating lease payments	Sublease rentals	Net operating lease payments
2014	97,219	97,219	-
Total	$97,219	$97,219	$ -

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

12.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred.  In addition,  90,000 shares of the Company’s common stock  would be issued to Smith in two tranches of 45,000 shares on each of January 15, 2013 (issued) and 2014 (to be issued), respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred).  In addition, Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately.  The Company recorded expense of $292,500 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date).

Since March 31, 2005, the Company has had various agreements with Brightcap, through which the services of Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred).  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.   The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  Bassani will continue to provide full-

time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested. The Company recorded expense of $585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.   As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, in which Bassani and Smith have agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the terms set forth in Note 7.  The Company has provided Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.   As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made. The modification of the options and warrants under the execution/exercise bonuses resulted in an incremental non-cash compensation expense of approximately $2,447,000 for the year ended June 30, 2013.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Mr. Schafer pursuant to which Schafer will continue to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Schafer’s services will remain unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Due to the Company’s cash constraints, Schafer has agreed to defer the cash portion of his compensation effective May 15, 2012.

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Projects at an annual salary of $150,000.  In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland’s services were terminated effective July 31, 2013.

During January 2012, the Company approved an employment agreement contract extension effective January 1, 2012 with Craig Scott pursuant to which he continued to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2012, at an annual salary of $144,000. In consideration for his extension agreement, Mr. Scott was granted 75,000 options to purchase shares of the Company’s common shares at $2.75 per share with an expiration date of December 31, 2016, 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10 and $20 per share, respectively, and an extension of the expiration dates all his existing warrants and options as of January 1, 2012 until December 31, 2016. Mr. Scott currently works for the Company on a month-to-month basis and beginning August 1, 2013 is receiving his compensation in common stock of the Company.

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

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of June 30, 2013, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

Effective January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Smith and effective July 15, 2012 the Company declared contingent stock bonuses of 100,000 and 25,000 shares to Smith and Schafer, respectively. The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and do not require that Smith or Schafer remain employed by the Company.

Execution/exercise bonuses:

As part of the agreements the Company entered into with  Bassani and  Smith (Note 7) effective May 15, 2013, whereby they agreed to continue to defer their cash compensation up to April 30, 2014, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable,  of any currently outstanding and/or subsequently acquired  options, warrants and/or  contingent stock bonuses owned by each as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period.  The modification of the options and warrants under the execution/exercise bonuses resulted in an incremental non-cash compensation expense of approximately $2,447,000 for the year ended June 30, 2013.

Litigation:

The Company currently is not involved in any material litigation.

13.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2013 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2013 through September 19, 2013 the Company has issued 88,307 shares of the Company’s common shares to various employees and consultants valued at approximately $124,000.

From July 1, 2013 through September 19, 2013 the Company sold 280,000 shares of the Company’s restricted common stock at $1.25 per share for total proceeds of $350,000.

From July 1, 2013 through September 19, 2013, the Company issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000.

On July 31, 2013, the Company entered into employee termination agreements with two employees whereby in aggregate the Company agreed to pay severance of $45,000 payable in the Company’s common stock and agreed to contingent cash payments totaling $86,000 which shall only be payable within one calendar month after the date of a public filing of the Company’s financial statements in which the Company has been cash flow positive, as defined, for the prior one year period.  The Company also granted the terminated employees a total of 42,725 options to purchase the Company’s common stock at $1.60 per share, with an expiration date of December 31, 2018 and a vesting date of September 30, 2013.

Effective July 11, 2013, Schafer was granted execution/exercise bonuses identical to those granted to Bassani and Smith described in Note 12.  The Company expects to record additional stock-based compensation for the incremental compensation related to modifications of the options and warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 20, 2013	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 20, 2013
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 20, 2013
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 20, 2013
Jon Northrop

/s/ Edward Schafer	Executive Vice	September 20, 2013
Edward Schafer	Chairman and Director