Form 10-Q
period 2013-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2013-11-07
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 6, 2013, there were 18,289,729 Common Shares issued and 17,585,420 Common Shares outstanding.

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

PART I - FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES
CONSOLDATED BALANCE SHEETS
	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS:

Current assets:
Cash	$200,329	$44,666
Restricted cash (Note 9)	-	57,315
Prepaid insurance and expenses	26,579	44,812
Subscription receivable (Note 8)	-	25,000
Deposits and other receivables	6,108	6,108

Total current assets	233,016	177,901

Property and equipment, net (Note 3)	7,083,105	7,331,020

Total assets	$7,316,121	7,508,921

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,118,871	$1,010,528
Deferred rent (Note 9)	-	10,929
Loans payable - affiliates (Note 4)	210,139	276,618
Current portion of deferred compensation (Note 5)	571,875	520,583
Loan payable (Note 6)	7,754,000	7,754,000

Total current liabilities	9,654,885	9,572,658

Convertible notes payable - affiliates (Note 7)	1,484,418	1,316,478

Total liabilities	11,139,303	10,889,136

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $24,500 and $24,000, respectively	21,900	21,400

Deficit :
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 18,212,104 and 17,673,983 shares issued, respectively; 17,507,795 and 16,969,674 shares outstanding, respectively	-	-
Additional paid-in capital	97,891,608	96,829,488
Accumulated deficit	(101,813,149)	(100,308,856)

Total Bion’s stockholders’ deficit	(3,921,541)	(3,479,368)

Noncontrolling interest	76,459	77,753

Total deficit	(3,845,082)	(3,401,615)

Total liabilities and deficit	$7,316,121	$7,508,921

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)
	2013	2012

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based compensation (Note 8))	1,105,004	2,183,269
Depreciation	245,996	165,791
Research and development (including stock-based compensation (Note 8))	66,558	48,606
Total operating expenses	1,417,558	2,397,666

Loss from operations	(1,417,558)	(2,397,666)

Other expense:
Interest expense	86,111	55,266
Other expense	1,918	-
	88,029	55,266
Net loss	(1,505,587)	(2,452,932)

Net loss attributable to the noncontrolling interest	1,294	1,398

Net loss attributable to Bion	(1,504,293)	(2,451,534)

Dividends on preferred stock	(500)	(1,667)

Net loss applicable to Bion’s common stockholders	$(1,504,793)	$(2,453,201)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$(0.08)	$(0.14)

Weighted-average number of common shares outstanding:
Basic and diluted:	18,055,025	16,927,270

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) THREE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)
	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity/ (deficit)

Balances, July 1, 2013	17,673,983	$ -	$96,829,488	$(100,308,856)	$77,753	$(3,401,615)

Vesting of options for services	-	-	85,858	-	-	85,858

Issuance of common stock for services	118,121	-	167,720	-	-	167,720

Modification of options	-	-	307,638	-	-	307,638

Issuance of warrants for services	-	-	1,404	-	-	1,404

Sale of common stock	420,000	-	500,000	-	-	500,000

Dividends on Series B preferred stock	-	-	(500)	-	-	(500)

Net loss	-	-	-	(1,504,293)	(1,294)	(1,505,587)

Balances, September 30, 2013	18,212,104	$ -	$97,891,608	$(101,813,149)	$76,459	$(3,845,082)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,505,587)	$(2,452,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	1,919	-
Depreciation expense	245,996	165,791
Accrued interest on deferred compensation and other	86,154	21,735
Stock-based compensation	544,204	1,425,548
Decrease in prepaid insurance and expenses	18,233	13,275
Increase in accounts payable and accrued expenses	57,873	104,387
Increase in deferred compensation	206,583	194,750
Decrease in deferred rent	(10,929)	(4,266)

Net cash used in operating activities	(355,554)	(531,712)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash	57,315	-
Purchase of property and equipment	-	(63,695)
Net cash provided by (used in) investing activities	57,315	(63,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	25,000	-
Proceeds from the sale of units	-	322,499
Proceeds from sale of common stock	500,000	-
Redemption of Series B preferred shares	-	(25,000)
Payment of loans payable - affiliates	(71,098)	-
Payment of Series B preferred dividends	-	(2,917)

Net cash provided by financing activities	453,902	294,582

Net increase (decrease) in cash	155,663	(300,825)

Cash at beginning of period	44,666	399,992

Cash at end of period	$200,329	$99,167

Supplemental disclosure of cash flow information:
Cash paid for interest, including nil and $15,793 of capitalized interest	$1,098	$49,374
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$500	$917
Series C preferred stock dividends accrued	$-	$750
Issuance of common stock to satisfy deferred compensation	$18,416	$-

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Because Bion's technologies reduce the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration (thereby utilizing less land per animal) while lowering or maintaining its level of nutrient releases and atmospheric emissions.

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period Bion elected not to pursue near-term business opportunities such as retrofitting existing CAFO's with waste management solutions, because management believed such efforts would have diverted scarce management and financial resources and negatively impacted Bion’s ability to complete: 1) re-development of technologies for environmentally sound treatment of CAFO waste streams and 2) development of an integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.

Bion is now actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America.

Management believes that Bion's technology platform allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. The nutrients (primarily nitrogen and phosphorus) can be harvested from the solids and liquid streams recovered from the livestock waste stream and can be utilized as either high value fertilizer and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

Bion believes that its Integrated Projects will produce high quality, traceable animal protein at a lower cost than current industry practices while also maintaining  a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc. from the water by Bion’s technology applications), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics.

Bion is presently involved in the very early development and pre-development activities related to its initial Integrated Project(s) in Pennsylvania.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in the Northeast, Midwest, and the North Central United States (dairy and/or beef). While all such discussions are still in preliminary stages, multiple meetings and discussions are ongoing with local and state level Pennsylvania officials related to the development of a Bion Integrated Project involving a major international livestock entity.  Additionally, the Company is involved in early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

Additionally, Bion has commenced discussions that may lead to installation of Bion systems on existing and/or new dairies, beef facilities and swine farms in the Midwest and/or North Central states.  The most advanced discussions currently involve an initiative by Bion in Wisconsin.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement (as amended and supplemented) provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”) together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. To complete these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to Kreider  1  and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through  sales of renewable energy generated by the Kreider Phase 2 system. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare that the Pennvest Loan is in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2013.  It is not possible at this date to predict the outcome of these negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-120 days.

Development work and technology evaluation, including amended credit certification and negotiations with potential joint venture partners, continues related to the details of the second phase of the Kreider project. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during 2014. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively, and a net loss (including significant non-cash expenses) of approximately $1,506,000 for the three months ended September 30, 2013.  At September 30, 2013, the Company has a working capital deficit and a stockholders’ deficit of approximately $9,422,000 and $3,845,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

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

During the three months ended September 30, 2013, the Company sold 400,000 shares of the Company’s restricted common stock at $1.25 per share for proceeds of $500,000.  The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000.

During fiscal years 2013 and 2012 and through the three months ended September 30, 2013, the Company experienced greater difficulty in raising equity funding than in the prior years, particularly during the latter part of fiscal 2013. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company has made reductions in its personnel during the three months ended September 30, 2013.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal year 2013 and through the three months ended September 30, 2013.  If the Company does not have greater success in its efforts to raise needed funds during fiscal 2014 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

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

THREE MONTHS ENDED SEPTEMBER 30, 2013

especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for small companies), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

There is no realistic likelihood that funds required during the next twelve months or in the periods immediately thereafter for the Company’s basic operations and/or proposed projects will be generated from operations.  Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing for small companies like Bion.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2013, the results of operations of the Company for the three months ended September 30, 2013 and 2012 and cash flows of the Company for the three months ended September 30, 2013 and 2012.  Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the three months ended September 30, 2013 and 2012, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	September 30, 2013	September 30, 2012
Warrants	7,140,271	6,879,920
Options	5,328,870	5,261,145
Convertible debt	1,333,284	528,609
Convertible preferred stock	12,250	19,688

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2013 and 2012:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012
Shares issued – beginning of period	17,673,983	16,814,103
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	16,969,674	16,109,794
Weighted average shares for fully vested stock bonuses (Note 8)	840,000	766,630
Weighted average shares issued during the period	245,351	50,846
Basic weighted average shares – end of period	18,055,025	16,927,270

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	September 30, 2013	June 30, 2013
Machinery and equipment	$5,432,947	$ 5,432,947
Buildings and structures	2,574,010	2,574,010
Leasehold improvements	-	31,336
Furniture	-	28,932
Computers and office equipment	240,335	243,058
	8,247,292	8,310,283
Less accumulated depreciation	(1,164,187)	(979,263)
	$7,083,105	$7,331,020

During the year ended June 30, 2013, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $245,996 and $165,791 for the three months ended September 30, 2013 and 2012, respectively.

4.

LOANS PAYABLE - AFFILIATES:

As of September 30, 2013, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), has loaned the Company $200,000 for working capital needs (“Loan”).  The Loan bears interest at 8% per annum and was payable on August 31, 2013.  The due date of the Loan plus accrued interest was extended to September 30, 2013.  Subsequent to September 30, 2013, the Loan has been extended to January 1, 2014 and conversion terms substantially identical to those described in Note 7 have been added to the terms of the Loan.  Interest expense related to the Loan was $4,619 for the three months ended September 30, 2013.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $353,250 as of September 30, 2013.  The balance is payable dependent upon the cash reserves of the Company.

As of September 30, 2013, the Company owed Bassani deferred compensation of $218,625 including interest of $53,625, which is due and payable on January 15, 2014.  The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

See Note 7 for information related to ‘Convertible Notes Payable – Affiliates’ owned by Bassani and Mark A. Smith (“Smith”), the Company’s President, for additional deferred compensation (and other items).

6.

LOAN PAYABLE:

As of September 30, 2013, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 facility and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for both the three month periods ended September 30, 2013 and 2012, respectively, of which nil and $15,793, respectively, has been capitalized as a cost of Kreider 1. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  Although Pennvest has not declared the Pennvest Loan in default, the Company has classified the Pennvest Loan as a current liability as of September 30, 2013.  It is not possible at this date to predict the outcome of negotiations with Pennvest. Subject to the results of the negotiations and pending development of a more robust market for nutrient reduction credits in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

7.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith have agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The agreements have been evidenced in the form of convertible promissory notes (“Convertible Notes”).

The Convertible Notes accrue interest at 8% per annum and are due and payable on January 15, 2015.  The Convertible Notes (including accrued interest) of $663,616 and $820,802 at September 30, 2013 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $1.25 per Unit until January 15, 2015.  The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  As the original conversion price of $2.50 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at September 30, 2013.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest is the lower of the $2.50 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015. As of September 30, 2013, the lowest price at which the Company had sold its common stock during the relevant period is $1.25 per share. As of November 6, 2013, the Company has issued common stock valued at $1.12 per share, which issuance has reduced the price at which Bassani and Smith may convert the Convertible Notes to $1.12 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of Accounting Standards Codification (“ASC”) 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of September 30, 2013, the Company owes Smith, $663,616 under the terms of his Convertible Note.  The Convertible Note is comprised of deferred compensation of $558,754, a working capital loan of $25,000, reimbursable expenses of $29,889 and accrued interest of $49,973. As of September 30, 2013, the Company owes Bassani, $820,802, comprised of deferred compensation of $754,000 and accrued interest of $66,802, under the terms of his Convertible Note.

As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the year ended June 30, 2012.  In consideration of these agreements, Bassani and Smith: a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses (see Note 10 for further details); b) warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions) and c) other modifications have been made to existing agreements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

8.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

At July 1, 2013, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter.  The Series B Preferred stock is mandatorily redeemable at $2.00 per share by the Company three years after issuance and accordingly was classified outside of shareholders’ equity.

During the years ended June 30, 2013 and 2012, the Company declared dividends of $2,417 and $72,500 respectively.  During the three months ended September 30, 2013, the Company declared dividends of $500.  At September 30, 2013, accrued dividends payable are $4,500.

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

During the three months ended September 30, 2013, the Company issued 118,121 shares of the Company’s restricted common stock at prices ranging from $1.25 to $1.85 per share for consulting services valued at $167,720, in the aggregate, to consultants and employees.

During the three months ended September 30, 2013, the Company sold 400,000 shares of the Company’s restricted common stock for total net proceeds of $500,000.  The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000 during the three months ended September 30, 2013.

Warrants:

As of September 30, 2013, the Company had approximately 7.1 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.18, and the weighted-average remaining contractual life as of September 30, 2013 is 4.43 years.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

During the three months ended September 30, 2013 warrants to purchase 14,036 shares of the Company’s common stock at $1.71 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire five years from date of issuance.  The Company recorded non-cash compensation expense of $1,404 related to the warrant issuances.  The Company entered into an agreement with the consultant whereby the 14,036 warrants issued during the three months ended September 30, 2013 and 38,786 warrants previously issued carry an exercise bonus equal to 75% of the exercise price to be offset against the exercise price if exercised after 24 months from the issuance of the warrants.

As of September 30, 2013, 5,419,324 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani and Smith (Note 10).

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options to purchase up to 12,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In July 2013, the Company entered into an agreement with a terminated employee which entitled the former employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $97,125 for the three months ended September 30, 2013.

During the three months ended September 30, 2013, the Company entered into agreements with Schafer and a board member, pursuant to which each is entitled to execution/exercise bonuses identical to those previously offered to Bassani and Smith (Note 10). The modification of the options for Schafer and the board member resulted in incremental non-cash compensation expense of $210,513 for the three months ended September 30, 2013. As of September 30, 2013, 2,295,000 of the outstanding options of the Company are subject to execution/exercise bonuses.

The Company recorded compensation expense related to employee stock options of $85,858 and $239,055 for the three months ended September 30, 2013 and 2012, respectively.  The Company granted 67,725 and 150,000 options during the three months ended September 30, 2013 and 2012, respectively.  The fair value of the options granted during the three months ended September 30, 2013 and 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, September 30, 2013	Range, September 30, 2013	Weighted average, September 30, 2012	Range, September 30, 2012
Volatility	49%	49%-50%	66%	60%-68%
Dividend yield	-	-	-	-
Risk-free interest rate	0.62%	0.59%-0.68%	0.32%	0.31%-0.34%
Expected term (years)	2.68	2.63-2.71	3.05	2.66-3.25

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

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

A summary of option activity under the 2006 Plan for the three months ended September 30, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2013	5,261,145	$2.84	4.0	$168,750
Granted	67,725	1.51
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2013	5,328,870	$2.82	3.8	$52,000
Exercisable at September 30, 2013	5,003,870	$2.83	3.7	$52,000

The following table presents information relating to nonvested stock options as of September 30, 2013:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2013	325,000	$ 1.86
Granted	67,725	0.51
Vested	(67,725)	(0.51)
Forfeited	-	-
Nonvested at September 30, 2013	325,000	$ 1.86

The total fair value of stock options that vested during the three months ended September 30, 2013 and 2012 was $34,822 and $125,000, respectively.  As of September 30, 2013, the Company had $107,929 of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of less than two years.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2013 and 2012 are as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

	Three months ended September 30, 2013	Three months ended September 30, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$1,151,250
Fair value of stock issued to an employee	69,999	24,999
Change in fair value from modification of option terms	307,638	-
Fair value of stock options expensed	68,210	230,353
Total	$ 445,847	$1,406,602

Research and development:
Fair value of stock options expensed	$ 17,648	$ 8,702
Total	$ 17,648	$ 8,702

9.

OPERATING LEASE:

The Company entered into an agreement effective September 26, 2013 whereby the Company assigned its rights, title and interest as a tenant of it non-cancellable operating lease commitment for office space in New York, effective August 1, 2006 and expiring November 30, 2013.  In conjunction with the assignment of its lease, the Company was released from its obligation to the lessor of its secured letter of credit.  Pursuant to the Master Sublease entered into with Mr. Salvatore Zizza, a former officer and director of the Company effective January 1, 2009, Mr. Zizza was entitled to the previously restricted funds securing the letter of credit of $57,315.  Mr. Zizza was paid the $57,315 in October 2013.

10.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred).  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.   The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested.  The Company recorded expense of $585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.   As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013

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

Effective September 18, 2006, the Company entered into a four-year employment agreement with Jeremy Rowland whereby Mr. Rowland assumed the position of Chief Operating Officer of Projects at an annual salary of $150,000.  In June 2008, the employment agreement terms were extended through July 1, 2012. Mr. Rowland’s services were terminated effective July 31, 2013.  Mr. Rowland currently provides consulting services for the Company on an ‘as needed’ basis.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of September 30, 2013, 327,500 and 115,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

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

During the three months ended September 30, 2013, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to one of the Company’s board members.

Litigation:

The Company currently is not involved in any material litigation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2013

13.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2013 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2013 through November 6, 2013 the Company has issued 77,625 shares of the Company’s common shares to various employees and consultants valued at approximately $105,000.

During October 2013 the maturity date of the Loan from Bassani was extended to January 1, 2014 and the Loan was given the same conversion terms as the Convertible Notes issued to Bassani and Smith (Note 7).

PART I - FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements made in this Form 10-Q that are not historical or current facts, which represent the Company's expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, business strategies, and other information, involve substantial risks and uncertainties.  The Company's actual results of operations, most of which are beyond the Company's control, could differ materially.  These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," anticipate," "estimate," or "continue" or the negative thereof.  We wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.  Any forward looking statements represent management's best judgment as to what may occur in the future.  However, forward looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, and/or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and material adverse effect by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See our Form 10-K (period ended June 30, 2013) for more details regarding these risk factors.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2013.

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). The re-development process is now substantially complete and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation.

Operational results from this initial commercial system have confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s technology platform centers on its patented biological process that separates and aggregates the various assets in the CAFO waste stream so they become benign and/or valuable and transportable. The system can remove up to 95% of the nutrients in the effluent, reduces greenhouse gases by 90% and virtually eliminates ammonia emissions, as well as pathogens, antibiotics and hormones in the waste stream. In addition to capturing valuable nutrients for reuse, the technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. The technology is now proven in commercial operations; it has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies; and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).

Currently, Bion is focused on using applications of its patented waste management technologies to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed and/or states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is an agreement with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet as of September 30, 2013. It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-120 days.

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

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania and other Chesapeake Bay states and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Bion believes that such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during the Fall 2013 session but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watershed, both within and outside of Pennsylvania, make the case for adoption of the strategies outlined in the Pennsylvania legislative study less an issue of ‘if’, but of ‘when and how’. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen reductions such as Bion, by allocating existing tax- and rate-payer clean water funding to low cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed can also provide a working policy model and platform for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds.

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

The Company’s audited financial statements for the years ended June 30, 2013 and 2012 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses (including significant non-cash expenses) of approximately $1,506,000 and $2,453,000 for the three months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, the Company had a working capital deficit and a stockholders’ deficit of approximately $9,422,000 and $3,845,000, respectively.    Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

Total revenues were nil for both the three months ended September 30, 2013 and 2012, respectively.

General and Administrative

Total general and administrative expenses were $1,105,000 and $2,183,000 for the three months ended September 30, 2013 and 2012, respectively.

General and administrative expenses, excluding stock-based compensation charges of $446,000 and $1,407,000, were $659,000 and $776,000 for the three months ended September 30, 2013 and 2012, respectively, representing an $117,000 decrease.  Salaries and related payroll tax expenses decreased to $250,000 for the three months ended September 30, 2013 from $300,000 for the three months ended September 30, 2012, primarily due to the termination of two of the Company’s employees during the three months ended September 30, 2013.   Repairs and maintenance costs at Kreider 1 also decreased $20,000, from $25,000 for the three months ended September 30, 2012 to $5,000 for the three months ended September 30, 2013.

General and administrative stock-based employee compensation for the three months ended September 30, 2013 and 2012 consists of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$1,151,000
Fair value of stock issued to employees	70,000	25,000
Change in fair value from modification of option terms	308,000	-
Fair value of stock options expensed under ASC 718	68,000	231,000
Total	$ 446,000	$1,407,000

Stock-based compensation charges were $446,000 and $1,407,000 for the three months ended September 30, 2013 and 2012, respectively.  The Company recognized non-cash compensation expenses of $1,151,000 during the three months ended September 30, 2012 due to the granting and vesting of stock and warrant bonuses in connection with the extension of employment agreements of two key officers, while there were no such expenses for the three months ended September 30, 2013.  Compensation expense relating to stock issued to employees increased from $25,000 to $70,000 during the three months ended September 30, 2012 and 2013, respectively, due to the issuance of common shares valued at $45,000 for two terminated employees.  Compensation expense relating to stock options was $68,000 and $231,000 during the three months ended September 30, 2013 and 2012, respectively, and the decrease is due to more options being vested upon grant date during the three months ended September 30, 2012 and a decrease in options being granted during the periods from 150,000 to 67,725.    Compensation expense relating to the change in fair value from the modification of option terms was $308,000 and nil for the three months ended September 30, 2013 and 2012, respectively as the Company granted an extension of option expiration dates for a terminated employee and also granted exercise bonuses to a key employee and board member during the three months ended September 30, 2013.

Depreciation

Total depreciation expense was $246,000 and $166,000 for the three months ended September 30, 2013 and 2012, respectively.  The primary reason for the increase in depreciation expense from $166,000 for the three months ended September 30, 2012 to $246,000 for the three months ended September 30, 2013 was the fact that Kreider 1 was placed in service on August 1, 2012 and its components are being depreciated over their estimated useful lives.

Research and Development

Total research and development expenses were $67,000 and $49,000 for the three months ended September 30, 2013 and 2012, respectively.

Research and development expenses, excluding stock-based compensation charges of $18,000 and $9,000 were $49,000 and $40,000 for the three months ended September 30, 2013 and 2012, respectively.

Research and development stock-based employee compensation for the three months ended September 30, 2013 and 2012 consists of the following:

	Three months ended September 30, 2013	Three months ended September 30, 2012
Research and development:
Fair value of stock options expensed under ASC 718	$ 18,000	$ 9,000
Total	$ 18,000	$ 9,000

Stock-based compensation expense increased from $9,000 for the three months ended September 30, 2012 to $18,000 for the three months ended September 30, 2013.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,418,000 and $2,398,000 for the three months ended September 30, 2013 and 2012, respectively.

Other Expense

Other expense was $88,000 and $55,000 for the three months ended September 30, 2013 and 2012, respectively.  Interest expense increased to $86,000 for the three months ended September 30, 2013 from $55,000 for the three months ended September 30, 2012.  Interest expense increased primarily due to the Pennvest loan interest no longer being capitalized as of August 1, 2012 due to Kreider 1 being placed in service.  The Pennvest non-capitalized loan interest was $49,000 and $34,000 for the three months ended September 30, 2013 and 2012, respectively.   The interest related to deferred compensation balances owed to Brightcap/Bassani and Mark Smith also increased from $17,000 for the three months ended September 30, 2012 to $31,000 for the three months ended September 30, 2013.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for each of the three months ended September 30, 2013 and 2012.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,505,000 and $2,453,000 for the three months ended September 30, 2013 and 2012, respectively, and the net loss per basic and diluted common share was $0.08 and $0.14, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2013, the Company had cash of approximately $200,000. During the three months ended September 30, 2013, net cash used in operating activities was $331,000, primarily consisting of cash operating expenses related to the Kreider Farms Project (‘KF’) that are no longer being capitalized. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2013, $57,000 of restricted cash related to the Company’s secured letter of credit which guaranteed its New York office lease was released.

Financing Activities

During the three months ended September 30, 2013, the Company received cash proceeds of $500,000 related to the sale of the Company’s restricted common shares.   The Company used $71,000 to repay a loan payable from an affiliate.

As of September 30, 2013 the Company has debt obligations consisting of: a) loans payable – affiliates of $210,000, b) deferred compensation of $572,000, c) convertible notes payable – affiliates of $1,484,000, and, d) a loan payable of $7,754,000 (owed by PA-1).

Plan of Operations and Outlook

As of September 30, 2013, the Company had cash of approximately $200,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2012 and 2013 and through the three months ended September 30, 2013, the Company experienced greater difficulty in raising equity funding than in the prior years. During the year ended June 30, 2013, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $210,000 including interest as of September 30, 2013.  As of September 30, 2013 such deferrals totaled approximately $2,056,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has made reductions in its personnel during the three months ended September 30, 2013.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current quarter (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $7,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the three months ended September 30, 2013 the Company raised proceeds of $500,000 through sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2013. It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-120 days.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2013.  It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-120 days.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2013 the Company sold the following restricted securities (including units that contained shares of restricted common stock): a) 88,121 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $130,220, in aggregate, to certain consultants and/or employees for services; b) 30,000 shares issued to consultants outside the Plan, valued at $37,500, for services, which shares were issued in reliance on the exemption in Section 4(2) of the Securities Act of 1933; c) 400,000 Shares,  at a price of $1.25 per Share, for total proceeds of $500,000 . These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 7, 2013	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2013	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer