Form 10-Q
period 2013-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2014-02-07
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On February 6, 2014, there were 18,554,650 Common Shares issued and 17,850,341 Common Shares outstanding.

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

PART I - FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES
CONSOLDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS

Current assets:
Cash	$4,244	$44,666
Restricted cash (Notes 8 and 9)	52,500	57,315
Prepaid insurance and expenses	13,278	44,812
Subscription receivable (Note 8)	-	25,000
Deposits and other receivables	6,108	6,108
Total current assets	76,130	177,901

Deposits on property and equipment	23,410	-
Property and equipment, net (Note 3)	6,838,799	7,331,020
Total assets	$6,938,339	7,508,921

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,277,805	$1,010,528
Deferred rent (Note 9)	-	10,929
Subscribed stock	52,500	-
Loans payable - affiliates (Note 4)	298,688	276,618
Deferred compensation (Note 5)	643,833	520,583
Loan payable (Note 6)	7,754,000	7,754,000
Total current liabilities	10,026,826	9,572,658

Convertible notes payable - affiliates (Note 7)	1,676,402	1,316,478
Total liabilities	11,703,228	10,889,136

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $25,000 and $24,000, respectively	22,400	21,400

Deficit :
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 18,289,729 and 17,673,983 shares issued, respectively; 17,585,420 and 16,969,674 shares outstanding, respectively	-	-
Additional paid-in capital	97,688,869	96,829,488
Accumulated deficit	(102,551,173)	(100,308,856)
Total Bion’s stockholders’ deficit	(4,862,304)	(3,479,368)

Noncontrolling interest	75,015	77,753
Total deficit	(4,787,289)	(3,401,615)
Total liabilities and deficit	$6,938,339	$7,508,921

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock- based compensation (Note 8))	526,558	824,947	1,631,562	3,008,217
Depreciation	244,307	246,747	490,303	412,537
Research and development (including stock- based compensation (Note 8))	(120,003)	37,713	(53,445)	86,319

Total operating expenses	650,862	1,109,407	2,068,420	3,507,073

Loss from operations	(650,862)	(1,109,407)	(2,068,420)	(3,507,073)

Other expense (income):
Interest expense	88,606	72,022	174,717	127,288
Other expense	-	-	1,918	-

	88,606	72,022	176,635	127,288

Net loss	(739,468)	(1,181,429)	(2,245,055)	(3,634,361)

Net loss attributable to the noncontrolling Interest	1,444	1,393	2,738	2,791

Net loss attributable to Bion	(738,024)	(1,180,036)	(2,242,317)	(3,631,570)

Dividends on preferred stock	(500)	(1,250)	(1,000)	(2,917)

Net loss applicable to Bion's common stockholders	$(738,524)	$(1,181,286)	$(2,243,317)	$(3,634,487)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.04)	$(0.07)	$(0.12)	$(0.21)

Weighted-average number of common shares outstanding:
Basic and diluted	18,405,229	17,196,001	18,230,127	17,061,635

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) SIX MONTHS ENDED DECEMBER 31, 2013 (UNAUDITED)
	Common Stock		Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity/ (deficit)
	Shares	Amount

Balances, July 1, 2013	17,673,983	$ -	$96,829,488	$(100,308,856)	$77,753	$(3,401,615)

Vesting of options for services	-	-	(223,457)	-	-	(223,457)

Issuance of common stock for services	182,377	-	252,714	-	-	252,714

Issuance of common stock to satisfy accounts payable	13,369	-	19,940	-	-	19,940

Modification of options	-	-	307,638	-	-	307,638

Issuance of warrants for services	-	-	3,546	-	-	3,546

Sale of common stock	420,000	-	500,000	-	-	500,000

Dividends on Series B preferred stock	-	-	(1,000)	-	-	(1,000)

Net loss	-	-	-	(2,242,317)	(2,738)	(2,245,055)

Balances, December 31, 2013	18,289,729	$ -	$97,688,869	$(102,551,173)	$75,015	$(4,787,289)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

		2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,245,055)	$(3,634,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment		1,919	-
Depreciation expense		490,303	412,537
Accrued interest on deferred compensation and other		174,767	44,431
Stock-based compensation		322,025	1,592,982
Decrease in prepaid insurance and expenses		31,534	36,450
Increase in accounts payable and accrued expenses		186,642	159,046
Increase in deferred compensation		415,416	384,050
Decrease in deferred rent		(10,929)	(8,531)

Net cash used in operating activities		(633,378)	(1,013,396)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash		57,315	-
Increase in restricted cash		(52,500)	-
Increase in deposits for property and equipment		(23,410)	-
Purchase of property and equipment		-	(63,695)
Net cash used in investing activities		(18,595)	(63,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable		25,000	-
Proceeds from the sale of units		-	960,499
Proceeds from sale of common stock		500,000	-
Proceeds from subscribed stock		52,500	-
Proceeds from loans payable - affiliates		105,149	125,000
Redemption of Series B preferred shares		-	(25,000)
Payment of loans payable – affiliates		(71,098)	-
Payment of Series B preferred dividends		-	(2,917)

Net cash provided by financing activities		611,551	1,057,582

Net decrease in cash		(40,422)	(19,509)

Cash at beginning of period		44,666	399,992

Cash at end of period		$4,244	$380,483

Supplemental disclosure of cash flow information:
Cash paid for interest, including nil and $15,793 of capitalized interest		$1,098	$98,747
Cash paid for income taxes	$		$-

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued		$1,000	$1,417
Series C preferred stock dividends accrued		$-	$1,500
Issuance of common stock to satisfy deferred compensation		$18,416	$-
Issuance of common stock to satisfy accounts payable		$19,940	$-

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Because Bion's technologies (and related applications) reduce the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration (thereby utilizing less land per animal) while lowering or maintaining its level of nutrient releases and atmospheric emissions.

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

Bion is now actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above (and at greater length below) each require substantial political (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political matters.

Management believes that Bion's technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies) allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. The nutrients (primarily nitrogen and phosphorus) can be harvested from the solids and liquid streams recovered from the livestock waste stream and can be utilized as either high value fertilizer and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

Bion believes that its Integrated Projects will produce high quality, traceable animal protein at a lower cost than current industry practices while also maintaining  a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc. from the water by Bion’s technology applications), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics. Some projects may involve only partial integration which will limit the benefits described herein.

Bion is presently involved in the very early development and pre-development activities related to its initial Integrated Project(s) in Pennsylvania.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in the Northeast, Midwest, and the North Central United States (dairy and/or beef). While all such discussions are still in preliminary stages, multiple meetings and discussions are ongoing with local and state level Pennsylvania officials related to the development of a Bion Integrated Project involving a major international livestock entity with existing operations in Pennsylvania.  Additionally, the Company is involved in early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare that the Pennvest Loan is in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2013.  It is not possible at this date to predict the outcome of these negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-150 days.

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

SIX MONTHS ENDED DECEMBER 31, 2013

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively, and a net loss (including significant non-cash expenses) of approximately $2,242,000 for the six months ended December 31, 2013.  At December 31, 2013, the Company has a working capital deficit and a stockholders’ deficit of approximately $9,951,000 and $4,862,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

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

During the six months ended December 31, 2013, the Company sold 400,000 shares of the Company’s restricted common stock at $1.25 per share for proceeds of $500,000.  The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000.

During the six months ended December 31, 2013 the Company entered into promissory note agreements with two affiliates of the Company whereby the affiliates have agreed to lend up to $75,000 each for working capital needs.  As of December 31, 2013, the Company has borrowed $65,000 under these notes.

During the six months ended December 31, 2013, the Company entered into a subscription agreement to sell 70,000 share of the Company’s restricted common stock at $0.75 per share for gross proceeds of $52,500, net proceeds of $45,675.  The offering closed on January 31, 2014.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

During fiscal years 2013 and 2012 and through the six months ended December 31, 2013, the Company experienced greater difficulty in raising equity funding than in the prior years, particularly during the latter part of fiscal 2013 and through December 31, 2013. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company has made reductions in its personnel during the six months ended December 31, 2013.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal year 2013 and through the six months ended December 31, 2013.  If the Company does not have greater success in its efforts to raise needed funds during fiscal 2014 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for small companies), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2013, the results of operations of the Company for the three and six months ended December 31, 2013 and 2012 and cash flows of the Company for the six months ended December 31, 2013 and 2012.  Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

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

SIX MONTHS ENDED DECEMBER 31, 2013

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.    During the six months ended December 31, 2013 and 2012, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	December 31, 2013	December 31, 2012
Warrants	7,161,700	7,067,282
Options	5,128,870	5,261,145
Convertible debt	2,399,280	628,249
Convertible preferred stock	12,500	20,125

The following is a reconciliation of the denominators of the basic loss per share computations for the three and six months ended December 31, 2013 and 2012:

	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012
Shares issued – beginning of period	18,212,104	16,974,517	17,673,983	16,814,103
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	17,507,795	16,270,208	16,969,674	16,109,794
Weighted average shares for fully vested stock bonuses (Note 10)	840,000	840,000	840,000	803,315
Weighted average shares issued during the period	57,434	85,793	420,453	148,526
Basic weighted average shares – end of period	18,405,229	17,196,001	18,230,127	17,061,635

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2013	June 30, 2013
Machinery and equipment	$5,432,947	$5,432,947
Buildings and structures	2,574,010	2,574,010
Leasehold improvements	-	31,336
Furniture	-	28,932
Computers and office equipment	234,704	243,058
	8,241,661	8,310,283
Less accumulated depreciation	(1,402,862)	(979,263)
	$6,838,799	$7,331,020

During the year ended June 30, 2013, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $244,307 and $246,747 for the three months ended December 31, 2013 and 2012, respectively, and $490,303 and $412,537 for the six months ended December 31, 2013 and 2012, respectively.

4.

LOANS PAYABLE - AFFILIATES:

As of December 31, 2013, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), has loaned the Company $200,000 for fiscal year 2013 working capital needs (“FY 2013 Loan”).  The FY 2013 Loan bears interest at 8% per annum and was payable on August 31, 2013.  The due date of the FY 2013 Loan plus accrued interest was extended to September 30, 2013.  Subsequent to September 30, 2013, the FY 2013 Loan was extended to January 1, 2014 and then further extended to April 30, 2014. Conversion terms substantially identical to those described in Note 7 have been added to the terms of the FY 2013 Loan.  Interest expense related to the FY 2013 Loan was $4,113 for the three months ended December 31, 2013 and $8,226 for the six months ended December 31, 2013.

During the six months ended December 31, 2013, Bassani loaned the Company $19,000 (“November Note”).  The November Note bears interest at 8% per annum and is payable on February 28, 2014.  Interest expense related to the November Note was $150 for the three and six months ended December 31, 2013.

During the six months ended December 31, 2013, the Company entered into promissory note agreements (“December Notes”) with Bassani and a major shareholder (“Shareholder”) whereby Bassani and Shareholder agreed to lend the Company up to $75,000 each for working capital needs.  The December Notes bear interest at 8% per annum and are payable on March 31, 2014.  However, if the Company does not have sufficient funds for working capital needs to allow repayment of the December Notes on March 31, 2014, the maturity date of the December Notes can be extended for three months; which process may be repeated up to three additional times with the maturity date extended to a date as late as December 31, 2014.  In consideration for the December Notes, the Company shall issue warrants to purchase up to 18,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018 (proportionately reduced if the December Notes are funded for less than the $75,000 maximum).  Additional warrants (in the same amount and terms) will be issued upon each extension of the maturity date of the December Notes.  The warrants will vest immediately upon issuance.  As of December 31, 2013, Bassani and Shareholder had loaned the Company $40,000 and $25,000, respectively, under the terms of the December Notes.  Interest expense of $286 related to the December Notes had been recorded for both the three and six months ended December 31, 2013.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $421,083 as of December 31, 2013.  The balance is payable dependent upon the cash reserves of the Company.

As of December 31, 2013, the Company owed Bassani deferred compensation of $222,750 including interest of $57,750, which is due and payable on April 30, 2014.  The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

See Note 7 for information related to ‘Convertible Notes Payable – Affiliates’ owned by Bassani and Mark A. Smith (“Smith”), the Company’s President, for additional deferred compensation (and other items).

6.

LOAN PAYABLE:

As of December 31, 2013, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 facility and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for both the three month periods ended December 31, 2013 and 2012, respectively.  For the six months ended December 31, 2013 and 2012, the Company has incurred interest expense related to the Pennvest Loan of $98,748 and $98,747, respectively, of which nil and $15,793 has been capitalized as a cost of Kreider 1 for the six months ended December 31, 2013 and 2012, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  Although Pennvest has not declared the Pennvest Loan in default, the Company has classified the Pennvest Loan as a current liability as of December 31, 2013.  It is not possible at this date to predict the outcome of negotiations with Pennvest. Subject to the results of the negotiations and pending development of a more robust market for nutrient reduction credits in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

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

The Convertible Notes accrue interest at 8% per annum and are due and payable on January 15, 2015.  The Convertible Notes (including accrued interest) of $761,146 and $915,256 at December 31, 2013 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $1.25 per Unit until January 15, 2015.  The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  As the original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at December 31, 2013.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest is the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015. As of December 31, 2013, the lowest price at which the Company had sold its common stock during the relevant period is $0.84 per share. As of February 6, 2013, the Company has issued or entered into agreements to issue common stock priced at $0.75 per share, which issuance has reduced the price at which Bassani and Smith may convert the Convertible Notes to $0.75 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of Accounting Standards Codification (“ASC”) 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of December 31, 2013, the Company owes Smith, $761,146 under the terms of his Convertible Note.  The Convertible Note is comprised of deferred compensation of $621,754, a working capital loan of $46,149, reimbursable expenses of $29,889 and accrued interest of $63,354. As of December 31, 2013, the Company owes Bassani, $915,256, comprised of deferred compensation of $832,000 and accrued interest of $83,256, under the terms of his Convertible Note. As of February 6, 2014, the Company owes Bassani and Smith approximately $947,000 and $787,000, respectively, under the terms of the Convertible Notes.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

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

During the years ended June 30, 2013 and 2012, the Company declared dividends of $2,417 and $72,500 respectively.  During the six months ended December 31, 2013, the Company declared dividends of $1,000.  At December 31, 2013, accrued dividends payable are $5,000.

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

During the six months ended December 31, 2013, the Company issued 182,377 shares of the Company’s common stock at prices ranging from $1.12 to $1.85 per share for consulting services valued at $252,714, in the aggregate, to consultants and employees.  During the six months ended December 31, 2013, the Company issued 13,369 shares of the Company’s common stock at prices ranging from $1.46 to $1.51 per share for employee expense reimbursements.

During the six months ended December 31, 2013, the Company sold 400,000 shares of the Company’s restricted common stock for total net proceeds of $500,000.  The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000 during the six months ended December 31, 2013.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

During the six months ended December 31, 2013, an investor executed a subscription agreement to purchase 70,000 shares of the Company’s restricted common stock at $0.75 per share for proceeds of $52,500 which has been recorded as a subscribed stock liability as of December 31, 2013.  The proceeds are considered restricted cash as the stock offering was not closed and the shares had not been issued as of December 31, 2013. The subscription agreement was accepted by the Company on January 31, 2014.

Warrants:

As of December 31, 2013, the Company had approximately 7.2 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.18, and the weighted-average remaining contractual life as of December 31, 2013 is 4.18 years.

During the six months ended December 31, 2013 warrants to purchase 35,465 shares of the Company’s common stock at prices ranging from $1.12 to $1.71 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire five years from date of issuance.  The Company recorded non-cash compensation expense of $3,547 related to the warrant issuances.  The Company entered into an agreement with the consultant whereby the 35,465 warrants issued during the six months ended December 31, 2013 and 38,786 warrants previously issued carry an exercise bonus equal to 75% of the exercise price to be offset against the exercise price if exercised after 24 months from the issuance of the warrants.

As of December 31, 2013, 5,419,324 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani and Smith (Note 10).

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended, provides for the issuance of options (or other incentive grants) to purchase up to 12,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options (or other incentive grants) granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In July 2013, the Company entered into an agreement with a terminated employee which entitled the former employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $97,125 for the six months ended December 31, 2013.

During the six months ended December 31, 2013, the Company entered into agreements with Schafer and a board member, pursuant to which each is entitled to execution/exercise bonuses identical to those previously offered to Bassani and Smith (Note 10). The modification of the options for Schafer and the board member resulted in incremental non-cash compensation expense of $210,513 for the six months ended December 31, 2013. As of December 31, 2013, 2,295,000 of the outstanding options of the Company are subject to execution/exercise bonuses.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

The Company recorded compensation expense/(credits) related to employee stock options of $(309,315)and $114,055 for the three months ended December 31, 2013 and 2012, respectively, and $(223,457) and $353,110 for the six months ended December 31, 2013 and 2012, respectively.  The Company granted 67,725 and 150,000 options during the six months ended December 31, 2013 and 2012, respectively.  During the six months ended December 31, 2013, 200,000 options were forfeited.  The fair value of the options granted during the six months ended December 31, 2013 and 2012 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, December 31, 2013	Range, December 31, 2013	Weighted Average, December 31, 2012	Range, December 31, 2012
Volatility	49%	49%-50%	66%	60%-68%
Dividend yield	-	-	-	-
Risk-free interest rate	0.62%	0.59%-0.68%	0.32%	0.31%-0.34%
Expected term (years)	2.68	2.63-2.71	3.05	2.66-3.25

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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2013	5,261,145	$2.84	4.0	$168,750
Granted	67,725	1.51
Exercised	-	-
Forfeited	(200,000)	3.00
Expired	-	-
Outstanding at December 31, 2013	5,128,870	$2.82	3.5	$ -
Exercisable at December 31, 2013	5,003,870	$2.83	3.5	$ -

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

The following table presents information relating to nonvested stock options as of December 31, 2013:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2013	325,000	$ 1.86
Granted	67,725	0.51
Vested	(67,725)	(0.51)
Forfeited	(200,000)	(2.10)
Nonvested at December 31, 2013	125,000	$ 1.49

The total fair value of stock options that vested during the six months ended December 31, 2013 and 2012 was $34,822 and $125,000, respectively.  As of December 31, 2013, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and six months ended December 31, 2013 and 2012 are as follows:

	Three months ended December 31, 2013	Three months ended December 31, 2012	Six months ended December 31, 2013	Six months ended December 31, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$ -	$ -	$1,151,250
Fair value of stock issued to an employee	24,999	24,999	94,998	49,998
Change in fair value from modification of option terms	-	-	307,638	-
Fair value of stock options (credited)/expensed	(155,728)	104,732	(87,517)	335,085
Total	$(130,729)	$129,731	$ 315,119	$1,536,333

Research and development:
Fair value of stock options (credited)/expensed	$(153,587)	$ 9,323	$(135,939)	$ 18,025
Total	$(153,587)	$ 9,323	$(135,939)	$ 18,025

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

10.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred.  In addition, 90,000 shares of the Company’s common stock would be issued to Smith in two tranches of 45,000 shares on each of January 15, 2013 (issued) and 2014 (issued), respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred).  In addition, the extension provides that Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 (issued) and 2015 (to be issued), which shares vested immediately.  The Company recorded expense of $292,500 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date).

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred).  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.   The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  The extension provided that Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested.  The Company recorded expense of

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

$585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.   As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.

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

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Mr. Schafer pursuant to which Schafer will continue to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Schafer’s services will remain unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Due to the Company’s cash constraints, Schafer agreed to defer the cash portion of his compensation effective May 15, 2012. Mr. Schafer’s employment agreement expired on December 31, 2013.  Mr. Schafer will continue to serve as the Company’s Executive Vice Chairman on a consulting basis with compensation to be determined by the Board from time-to-time.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 2013

During January 2012, the Company approved an employment agreement contract extension effective January 1, 2012 with Craig Scott pursuant to which he continued to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2012, at an annual salary of $144,000. In consideration for his extension agreement, Mr. Scott was granted 75,000 options to purchase shares of the Company’s common shares at $2.75 per share with an expiration date of December 31, 2016, 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively, and an extension of the expiration dates all his existing warrants and options as of January 1, 2012 until December 31, 2016. Mr. Scott currently works for the Company on a month-to-month basis and beginning August 1, 2013 is receiving his compensation in common stock of the Company.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 through July 1, 2011, and $180,000 thereafter.  Mr. Morris’ services were terminated effective November 30, 2013.  The Company accrued an  expense of $75,000 related to this termination, which is included in accrued liabilities as of December 31, 2013.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom, pursuant to which Mr. Bloom, the Company’s Chief Engineering Officer, will act as Vice President-Engineering of the Company through January 31, 2016 at an annual salary of $180,000.  Mr. Bloom’s services were terminated effective November 30, 2013. The Company accrued an expense of $75,000 related to this termination, which is included in accrued liabilities as of December 31, 2013.

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of December 31, 2013, 227,500 and 65,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

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

SIX MONTHS ENDED DECEMBER 31, 2013

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

During the six months ended December 31, 2013, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to one of the Company’s board members.

Litigation:

The Company currently is not involved in any material litigation.

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2013 for recognition and disclosure in the financial statements and notes to the financial statements.

From January 1, 2014 through February 6, 2014 the Company has issued 129,921 shares of the Company’s common shares to two employees valued at approximately $83,300.

From January 1, 2014 through February 6, 2014, the Company issued 70,000 shares of the Company’s restricted common stock at $0.75 per share, in satisfaction of its subscribed stock agreement grossing $52,500.

From January 1, 2014 through February 6, 2014 the Company sold 65,000 shares of the Company’s restricted common stock at $0.75 per share for proceeds of $48,750.

From January 1, 2014 through February 6, 2014 the Company has received subscription agreements to sell 246,665 shares of the Company’s restricted common stock for $0.75 per share for gross proceeds of approximately $185,000.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, and/or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and/or long term material adverse effects by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See our Form 10-K (period ended June 30, 2013) for more details regarding these risk factors.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2013.

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). The re-development process was substantially completed a couple of years ago and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement our technologies and or be utilized with our technology platform.

Operational results from this initial commercial system have confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s technology platform centers on its patented biological process that separates and aggregates the various assets in the CAFO waste stream so they become benign and/or valuable and transportable. The system can remove up to 95% of the nutrients in the effluent, reduces greenhouse gases by 90% (or more) and virtually eliminates ammonia emissions, as well as pathogens, antibiotics and hormones in the waste stream. In addition to capturing valuable nutrients for reuse, the technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. The technology is now proven in commercial operations; it has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies; and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).

Currently, Bion is focused on using applications of its patented waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above each require substantial political (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political matters.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has re-classified the Pennvest Loan as a current liability on its balance sheet as of December 31, 2013. It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-150 days.

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

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania and other Chesapeake Bay states and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Bion believes that such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during the Spring 2014 session but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Additionally, we believe that Bion's technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies) will allow the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, and on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs, and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. In addition an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thereby reducing the CAFO's feeding costs as well as generating revenue to the ethanol plant, and would also provide a market for the renewable energy that Bion's System produces from the CAFO waste stream. And, in some cases the nutrient rich liquid effluent from the Bion system modules may be directly utilized for greenhouse and/or hydroponic agriculture. Accordingly, such Bion Integrated Projects can be denominated "closed loop". Bion anticipates that many projects may initially include only partial integration.    Based on the degree of integration in a Project, greater or lesser amounts of benefits will be realized. Bion, as developer of, and participant in, Integrated Projects, anticipates that it will share in the cost savings and the revenues generated from these activities.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (probably in stages) in Pennsylvania and anticipates optioning land for such a Project during the current calendar year or soon thereafter.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2014-2015 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2019) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2013 and 2012 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses (including significant non-cash expenses) of approximately $738,000 and $2,242,000 for the three and six months ended December 31, 2013, respectively.  At December 31, 2013, the Company had a working capital deficit and a stockholders’ deficit of approximately $9,951,000 and $4,862,000, respectively.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2012

Revenue

Total revenues were nil for each of the three months ended December 31, 2013 and 2012, respectively.

General and Administrative

Total general and administrative expenses were $527,000 and $825,000 for the three months ended December 31, 2013 and 2012, respectively.

General and administrative expenses, excluding stock-based compensation (credits)/charges of $(131,000) and $130,000, were $658,000 and $695,000 for the three months ended December 31, 2013 and 2012, respectively, representing a $37,000 decrease.  Salaries and related payroll tax expenses increased to $355,000 for the three months ended December 31, 2013 from $315,000 for the three months ended December 31, 2012.  The increase is due to a one-time expense relating to the termination of two employees effective November 30, 2013, which was offset by lower overall salary due to the prior termination of two of the Company’s employees during the three months ended September 30, 2013.   Consulting expenses decreased $32,000 from $210,000 for the three months ended December 31, 2012 to $178,000 for the three months ended December 31, 2013 due to the decreased utilization of strategic consultants.  Contract labor costs at Kreider 1 also decreased $15,000, from $23,000 for the three months ended December 31, 2012 to $8,000 for the three months ended December 31, 2013.

General and administrative stock-based employee compensation for the three months ended December 31, 2013 and 2012 consists of the following:

	Three months ended December 31, 2013	Three months ended December 31, 2012
General and administrative:
Fair value of stock issued to employees	$ 25,000	$ 25,000
Fair value of stock options (credited)/expensed under ASC 718	(156,000)	105,000
Total	$(131,000)	$130,000

Stock-based compensation (credits)/charges were $(131,000) and $130,000 for the three months ended December 31, 2013 and 2012, respectively.  Compensation (credits)/expense relating to stock options were $(156,000) and $105,000 during the three months ended December 31, 2013 and 2012, respectively.  The credit for the three months ended December 31, 2013 resulted from the forfeiture of previously expensed unvested stock options of the two employees terminated during the quarter.

Depreciation

Total depreciation expense was $244,000 and $247,000 for the three months ended December 31, 2013 and 2012, respectively.  The primary reason for the insignificant decrease in depreciation expense is due to the retirement of assets during the three months ended December 31, 2013.

Research and Development

Total research and development (credits)/expenses were $(120,000) and $38,000 for the three months ended December 31, 2013 and 2012, respectively.

Research and development expenses, excluding stock-based compensation (credits)/charges of $(154,000) and $9,000 were $34,000 and $29,000 for the three months ended December 31, 2013 and 2012, respectively.

Research and development stock-based employee compensation for the three months ended December 31, 2013 and 2012 consists of the following:

	Three months ended December 31, 2013	Three months ended December 31, 2012
Research and development:
Fair value of stock options (credited)/expensed under ASC 718	$(154,000)	$ 9,000
Total	$(154,000)	$ 9,000

Stock-based compensation (credits)/expense decreased from $9,000 for the three months ended December 31, 2012 to $(154,000) for the three months ended December 31, 2013 from the forfeiture of previously expensed unvested stock options of a research and development employee terminated during the quarter.

Loss from Operations

As a result of the factors described above, the loss from operations was $651,000 and $1,109,000 for the three months ended December 31, 2013 and 2012, respectively.

Other Expense

Other expense was $89,000 and $72,000 for the three months ended December 31, 2013 and 2012, respectively.  Interest expense increased to $89,000 for the three months ended December 31, 2013 from $72,000 for the three months ended December 31, 2012.  Interest expense increased primarily due to the deferred compensation balances owed to Brightcap/Bassani and Mark Smith which increased from $16,000 for the three months ended December 31, 2012 to $30,000 for the three months ended December 31, 2013.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for each of the three months ended December 31, 2013 and 2012.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $739,000 and $1,181,000 for the three months ended December 31, 2013 and 2012, respectively, and the net loss per basic and diluted common share was $0.04 and $0.07, respectively.

SIX MONTHS ENDED DECEMBER 31, 2013 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2012

General and Administrative

Total general and administrative expenses were $1,632,000 and $3,008,000 for the six months ended December 31, 2013 and 2012, respectively.

General and administrative expenses, excluding stock-based compensation charges of $315,000 and $1,536,000, were $1,317,000 and $1,472,000 for the six months ended December 31, 2013 and 2012, respectively, representing a $155,000 decrease.  Salaries and related payroll tax expenses decreased from $615,000 for the six months ended December 31, 2012 to $605,000 for the six months ended December 31, 2012, primarily due to the fact that during the six months ended December 30, 2013 four employees were terminated which reduced recurring salary cost but was partially offset by a one-time accrual for termination benefits.  Consulting costs were $382,000 and $437,000 for the six months ended December 31, 2013 and 2012, respectively, representing a $55,000 decrease primarily due to the decreased utilization of a strategic affairs consultant during the fiscal 2014 period.  Repairs and maintenance costs at Kreider 1 were $10,000 and $32,000 for the six months ended December 31, 2013 and 2012, respectively, representing a $22,000 decrease.

General and administrative stock-based employee compensation for the six months ended December 31, 2013 and 2012 consists of the following:

	Six months ended December 31, 2013	Six months ended December 31, 2012
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$1,151,000
Fair value of stock issued to an employee	95,000	50,000
Change in fair value from modification of option terms	308,000	-
Fair value of stock options (credited)/expensed under ASC 718	(88,000)	335,000
Total	$315,000	$1,536,000

Stock-based compensation charges were $315,000 and $1,536,000 for the six months ended December 31, 2013 and 2012, respectively.  The Company recognized general and administrative non-cash compensation expenses of nil and $1,151,000 during the six months ended December 31, 2013 and 2012, respectively, due to the granting and vesting of stock and warrant bonuses in connection with the extension of employment agreements of two key officers during the six months ended December 31, 2012.  Compensation expense relating to the change in fair value from the modification of option terms was $308,000 and nil for the six months ended December 31, 2013 and 2012, respectively as the Company granted an extension of option expiration dates for a terminated employee and also granted exercise bonuses to a key employee and board member during the six months ended December 31, 2013.

Compensation (credit)/expense relating to stock options was $(88,000) and $335,000 during the six months ended December 31, 2013 and 2012, respectively, and the decrease resulted from the forfeiture of previously expensed unvested stock options of two employees terminated during the six months ended December 31, 2013.

Depreciation

Total depreciation expense was $490,000 and $413,000 for the six months ended December 31, 2013 and 2012, respectively.  The primary reason for the increase in depreciation expense is due to the fact that the six months ended December 31, 2013 includes six months of depreciation on the Kreider 1 assets, while the six months ended December 31, 2012 only includes five months.

Research and Development

Total research and development (credits)/expenses were $(53,000) and $86,000 for the six months ended December 31, 2013 and 2012, respectively.

Research and development expenses, excluding stock-based compensation (credits)/charges of $(136,000) and $18,000 were $83,000 and $68,000 for the six months ended December 31, 2013 and 2012, respectively.  The primary reason for the increase is due to salaries and payroll taxes increasing due to the increase in research and development projects during the six months ended December 31, 2013.

Research and development stock-based employee compensation for the six months ended December 31, 2013 and 2012 consists of the following:

	Six months ended December 31, 2013	Six months ended December 31, 2012
Research and development:
Fair value of stock options (credited)/expensed under ASC 718	$(136,000)	$18,000
Total	$(136,000)	$18,000

Stock-based compensation (credits)/expense decreased from $18,000 for the six months ended December 31, 2012 to $(136,000) for the six months ended December 31, 2013.  The decrease resulted from the forfeiture of previously expensed unvested stock options of one employee terminated during the six months ended December 31, 2013.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,068,000 and $3,507,000 for the six months ended December 31, 2013 and 2012, respectively.

Other Expense

Other expense was $177,000 and $127,000 for the six months ended December 31, 2013 and 2012, respectively.  Interest expense increased to $175,000 for the six months ended December 31, 2013 from $127,000 for the six months ended December 31, 2012.  Interest expense related to Kreider 1 was $99,000 and $83,000 for the six months ended December 31, 2013 and 2012, respectively.   Interest also increased by $27,000 due to deferred compensation balances owed to Bassani/Brightcap and Mark Smith as of December 31, 2013.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $3,000 for each of the six months ended December 31, 2013 and 2012, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,243,000 and $3,634,000 for the six months ended December 31, 2013 and 2012, respectively, representing a $0.09 decrease in the net loss per basic and diluted common share from $0.21 to $0.12.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2013, the Company had cash of approximately $4,000. During the six months ended December 31, 2013, net cash used in operating activities was $633,000, primarily consisting of cash operating expenses related to the Kreider Farms Project (‘KF’) that are no longer being capitalized and general and administrative costs. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the six months ended December 31, 2013, $57,000 of restricted cash related to the Company’s secured letter of credit which guaranteed its New York office lease was released.  The restricted cash was increased by $52,500 due to a subscription agreement for which the Company received the cash but the shares have not been issued as of December 31, 2013, pending the consummation of the offering.  The Company also invested $23,000 towards the purchase of property and equipment to be used in a research and development program.

Financing Activities

During the six months ended December 31, 2013, the Company received cash proceeds of $500,000 related to the sale of the Company’s restricted common shares and $53,000 from a restricted common shares subscription agreement.   The Company also received $105,000 from loans from affiliates.  The Company used $71,000 to repay a loan payable to an affiliate.

As of December 31, 2013 the Company has debt obligations consisting of: a) loans payable – affiliates of $299,000, b) deferred compensation of $644,000, c) convertible notes payable – affiliates of $1,676,000, and, d) a loan payable of $7,754,000 (owed by PA-1).

Plan of Operations and Outlook

As of December 31, 2013, the Company had cash of approximately $4,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2012 and 2013 and through the six months ended December 31, 2013, the Company experienced greater difficulty in raising equity funding than in the prior years. During the year ended June 30, 2013 and during the period thereafter, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $299,000 including interest as of December 31, 2013.  As of December 31, 2013 such deferrals totaled approximately $2,320,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has made reductions in its personnel during the six months ended December 31, 2013.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current quarter (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the six months ended December 31, 2013 the Company raised proceeds of $500,000 through the sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2013. It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-150 days.

During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system has met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

As indicated above, the Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more Integrated Projects.  We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

Currently, Bion is focused on using applications of its patented waste management technology and its technology platform to pursue three main business opportunities: 1) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year, and/or integrated with CAFO end product processors,  2) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed or, potentially, other areas seeking to meet EPA TMDL requirements) and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences, and 3) licensing and/or joint venturing its technology for use outside of North America.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2013.  It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 60-150 days.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2013 the Company sold the following restricted securities 77,625 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $104,933, in aggregate, to certain consultants and/or employees for services. These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 7, 2014	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 7, 2014	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer