Form 10-Q
period 2014-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2014-05-07
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 6, 2014, there were 19,286,168 Common Shares issued and 18,581,859 Common Shares outstanding.

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

PART I - FINANCIAL INFORMATION BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBISIDIARIES CONSOLDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS:

Current assets:
Cash	$303,506	$44,666
Restricted cash (Note 9)	-	57,315
Prepaid insurance and expenses	20,588	44,812
Subscription receivable (Note 8)	-	25,000
Deposits and other receivables	7,108	6,108

Total current assets	331,202	177,901

Property and equipment, net (Note 3)	6,594,542	7,331,020

Total assets	$6,925,744	$7,508,921

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,355,969	$1,010,528
Deferred rent (Note 9)	-	10,929
Deferred revenue	1,483	-
Loans payable - affiliates (Note 4)	385,319	276,618
Deferred compensation (Note 5)	675,625	520,583
Convertible notes payable – affiliates (Note 7)	1,829,405	-
Loan payable (Note 6)	7,754,000	7,754,000

Total current liabilities	12,001,801	9,572,658

Convertible notes payable – affiliates (Note 7)	-	1,316,478

Total liabilities	12,001,801	10,889,136

Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $25,500 and $24,000, respectively	22,900	21,400

Deficit :
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 19,280,070 and 17,673,983 shares issued, respectively; 18,575,761 and 16,969,674 shares outstanding, respectively	-	-
Additional paid-in capital	98,150,489	96,829,488
Accumulated deficit	(103,323,134)	(100,308,856)

Total Bion’s stockholders’ deficit	(5,172,645)	(3,479,368)

Noncontrolling interest	73,688	77,753

Total deficit	(5,098,957)	(3,401,615)

Total liabilities and deficit	$6,925,744	$7,508,921

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

Revenue	$ 4,448	$ 10,379	$ 4,448	$ 10,379

Operating expenses:
General and administrative (including stock- based compensation (Note 8))	354,005	722,824	1,985,567	3,731,041
Depreciation	244,256	246,679	734,559	659,216
Research and development (including stock- based compensation (Note 8))	79,190	53,259	25,745	139,578
Total operating expenses	677,451	1,022,762	2,745,871	4,529,835

Loss from operations	(673,003)	(1,012,383)	(2,741,423)	(4,519,456)

Other expense:
Interest expense	100,285	79,958	275,002	207,246
Other expense	-	-	1,918	-
	100,285	79,958	276,920	207,246
Net loss	(773,288)	(1,092,341)	(3,018,343)	(4,726,702)

Net loss attributable to the noncontrolling interest	1,327	1,466	4,065	4,257

Net loss attributable to Bion	(771,961)	(1,090,875)	(3,014,278)	(4,722,445)
Dividends on preferred stock	(500)	(1,000)	(1,500)	(3,917)

Net loss applicable to Bion’s common stockholders	$ (772,461)	$(1,091,875)	$(3,015,778)	$(4,726,362)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$ (0.04)	$ (0.06)	$ (0.16)	$ (0.27)

Weighted-average number of common shares outstanding:
Basic and diluted:	18,783,957	17,476,779	18,412,042	17,197,996

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) NINE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2013	17,673,983	$ -	$96,829,488	$(100,308,856)	$ 77,753	$(3,401,615)

Vesting of options for services	-	-	(223,457)	-	-	(223,457)

Issuance of common stock for services	346,851	-	295,134	-	-	295,134

Issuance of common stock to satisfy accounts payable	13,369	-	19,940	-	-	19,940

Modification of options	-	-	307,638	-	-	307,638

Issuance of warrants for services and interest	-	-	10,671	-	-	10,671

Sale of common stock	1,245,867	-	912,575	-	-	912,575

Dividends on Series B preferred stock	-	-	(1,500)	-	-	(1,500)

Net loss	-	-	-	(3,014,278)	(4,065)	(3,018,343)

Balances, March 31, 2014	19,280,070	$ -	$98,150,489	$(103,323,134)	$ 73,688	$(5,098,957)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,018,343)	$(4,726,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	1,919	-
Depreciation expense	734,559	659,216
Accrued interest on deferred compensation and other	267,931	75,059
Stock-based compensation	363,237	1,672,890
Decrease in prepaid insurance and expenses	24,224	12,969
Increase in deposits and other receivables	(1,000)	(5,080)
Increase in accounts payable and accrued expenses	215,402	306,952
Increase in deferred compensation	571,416	580,800
Increase in deferred revenue	1,483	1,483
Decrease in deferred rent	(10,929)	(12,797)

Net cash used in operating activities	(850,101)	(1,435,210)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	57,315	-
Purchase of property and equipment	-	(64,189)
Net cash provided (used) in investing activities	57,315	(64,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	25,000	-
Proceeds from the sale of units	-	1,060,499
Proceeds from sale of common stock	919,400	-
Proceeds from loans payable - affiliates	185,149	125,000
Share issuance costs	(6,825)	-
Redemption of Series B preferred shares	-	(25,000)
Payment of loans payable – affiliates	(71,098)	-
Payment of commissions on Series C conversions	-	(117)
Payment of Series B preferred dividends	-	(2,917)

Net cash provided by financing activities	1,051,626	1,157,465

Net increase (decrease) in cash	258,840	(341,934)

Cash at beginning of period	44,666	399,992

Cash at end of period	$303,506	$58,058

Supplemental disclosure of cash flow information:
Cash paid for interest, including nil and $15,793 of capitalized interest	$1,098	$98,747

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$1,500	$1,917
Series C preferred stock dividends accrued	$-	$2,000
Conversion of Series C preferred to common stock	$-	$36,796
Issuance of common stock to satisfy deferred compensation	$26,749	$-
Issuance of common stock to satisfy accounts payable	$19,940	$-

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Because Bion's technologies (and related applications) reduce the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration (thereby utilizing less land per animal) while lowering or maintaining its level of nutrient releases and atmospheric emissions.  Bion provides comprehensive and cost-effective treatment of livestock waste onsite, while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters.

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period Bion elected not to pursue near-term business opportunities such as retrofitting existing CAFO's with waste management solutions, because management believed such efforts would have diverted scarce management and financial resources and negatively impacted Bion’s ability to complete: 1) re-development of technologies for environmentally sound treatment of CAFO waste streams and 2) development of an integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.   During the current fiscal year the Company has increased its research and development activities with focus on creating variations on its technology platform that create additional flexibility, increase recovery of nutrient by-products and to review potential “ad-ons” and applications for use in different regulatory environments.

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

NINE MONTHS ENDED MARCH 31, 2014

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

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare that the Pennvest Loan is in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2014.  It is not possible at this date to predict the outcome of these negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 150 days.

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

The limited development of the nutrient reduction market in Pennsylvania has led Bion to redeploy some of its limited resources from its efforts in Pennsylvania to its initiatives in the Great Lakes and Midwest states with current efforts being most advanced in Wisconsin which passed legislation (signed by its governor on April 23, 2014) that provides a policy and regulatory framework to reduce nutrient compliance costs through a collaborative effort by public and private sectors.  The Company is actively involved in discussions with various stakeholders in Wisconsin including state and local government officials and agencies, wastewater authorities and agricultural industry entities.

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay states) and in Wisconsin and at the

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

federal level (the Environmental Protection Agency (“EPA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively, and a net loss (including significant non-cash expenses) of approximately $3,014,000 for the nine months ended March 31, 2014.  At March 31, 2014, the Company has a working capital deficit and a stockholders’ deficit of approximately $11,671,000 and $5,099,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2014, the Company sold 400,000 shares of the Company’s restricted common stock at $1.25 per share for proceeds of $500,000.  During the nine months ended March 31, 2014, the Company also sold 559,200 share of the Company’s restricted common stock at $0.75 per share for gross proceeds of $419,400, net proceeds of $412,575.  In addition, the Company issued 266,667 shares of the Company’s restricted common stock resulting from the terms in the subscription agreements related to the sale of the 400,000 shares, that required additional shares be issued if the Company sold stock at a price lower than $1.25 per share.

The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000.

During the nine months ended March 31, 2014 the Company entered into promissory note agreements with two affiliates of the Company whereby the affiliates have agreed to lend up to $75,000 each for working capital needs.  As of March 31, 2014, the Company has borrowed $135,000 under these notes.

During fiscal years 2013 and 2012 and through the nine months ended March 31, 2014, the Company experienced greater difficulty in raising equity funding than in the prior years, particularly during the latter part of fiscal 2013 and through March 31, 2014. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company has made reductions in its personnel during the nine months ended March 31, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal year 2013 and through the nine months ended March 31, 2014.  If the Company does not have greater success in its efforts to raise needed funds during fiscal 2014 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2014, the results of operations of the Company for the three and nine months ended March 31, 2014 and 2013 and cash flows of the Company for the nine months ended March 31, 2014 and 2013.  Operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the three and nine months ended March 31, 2014 and 2013, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2014	March 31, 2013
Warrants	7,232,950	7,087,449
Options	4,228,870	5,261,145
Convertible debt	2,881,493	808,619
Convertible preferred stock	12,750	11,750

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2014 and 2013:

	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013
Shares issued – beginning of period	18,289,729	17,314,819	17,673,983	16,814,103
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	17,585,420	16,610,510	16,969,674	16,109,794
Weighted average shares for fully vested stock bonuses (Note 10)	840,000	840,000	840,000	815,365
Weighted average shares issued during the period	358,537	26,269	602,368	272,837
Basic weighted average shares – end of period	18,783,957	17,476,779	18,412,042	17,197,996

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s consolidated financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	March 31, 2014	June 30, 2013
Machinery and equipment	$5,432,947	$5,432,947
Buildings and structures	2,574,010	2,574,010
Leasehold improvements	-	31,336
Furniture	-	28,932
Computers and office equipment	234,704	243,058
	8,241,661	8,310,283
Less accumulated depreciation	(1,647,119)	(979,263)
	$6,594,542	$7,331,020

During the year ended June 30, 2013, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $244,256 and $246,679 for the three months ended March 31, 2014 and 2013, respectively, and $734,559 and $659,216 for the nine months ended March 31, 2014 and 2013, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

4.

LOANS PAYABLE - AFFILIATES:

As of March 31, 2014, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), has loaned the Company $200,000 for fiscal year 2013 working capital needs (“FY 2013 Loan”).  The FY 2013 Loan bears interest at 8% per annum and was payable on August 31, 2013.  The due date of the FY 2013 Loan plus accrued interest was extended to September 30, 2013.  Subsequent to September 30, 2013, the FY 2013 Loan was extended to January 1, 2014 and then further extended to April 30, 2014 and then again to July 1, 2014. Conversion terms substantially identical to those described in Note 7 have been added to the terms of the FY 2013 Loan.  Interest expense related to the FY 2013 Loan was $4,025 and $3,275 for the three months ended March 31, 2014 and 2013, respectively and $12,251 and $3,275 for the nine months ended March 31, 2014 and 2013, respectively.

During the nine months ended March 31, 2014, Bassani loaned the Company $19,000 (“November Note”).  The November Note bears interest at 8% per annum and was payable on February 28, 2014, but was extended to April 30, 2014, and then further extended to July 1, 2014.  Interest expense related to the November Note was $375 and $525 for the three and nine months ended March 31, 2014, respectively.

During the nine months ended March 31, 2014, the Company entered into promissory note agreements (“December Notes”) with Bassani and a major shareholder (“Shareholder”) whereby Bassani and Shareholder agreed to lend the Company up to $75,000 each for working capital needs.  The December Notes bear interest at 8% per annum and were payable on March 31, 2014.  However, if the Company does not have sufficient funds for working capital needs to allow repayment of the December Notes on March 31, 2014, the maturity date of the December Notes can be extended for three months; which process may be repeated up to three additional times with the maturity date extended to a date as late as December 31, 2014.  In consideration for the December Notes, the Company shall issue warrants to purchase up to 18,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018 (proportionately reduced if the December Notes are funded for less than the $75,000 maximum).  Additional warrants (in the same amount and terms) will be issued upon each extension of the maturity date of the December Notes.  The warrants will vest immediately upon issuance.  As of March 31, 2014, Bassani and Shareholder had loaned the Company $60,000 and $75,000, respectively, under the terms of the December Notes.  Interest expense related to the December Notes was $2,233 and $2,519 for the three and nine months ended March 31, 2014, respectively.  The maturity date of the December Notes has been extended to June 30, 2014.  During the nine months ended March 31, 2014, the Company issued 71,250 warrants to purchase 71,250 shares of the Company’s stock at $0.85 per share and has recorded interest expense of $7,125 for the three and nine months ended March 31, 2014.

During the nine months ended March 31, 2014, Mark A. Smith (“Smith”), the Company’s President has loaned the Company $10,000 for working capital needs.  The loan was non-interest bearing and subsequent to March 31, 2014 has been added to Smith’s convertible note payable (Note 7).

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, and three other key employees, aggregate deferred compensation of $448,750 as of March 31, 2014.  The balance is payable dependent upon the cash reserves of the Company.

As of March 31, 2014, the Company owed Bassani deferred compensation of $226,875 including interest of $61,875, which was due and payable on April 30, 2014 but has been extended until July 1, 2014.  The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

See Note 7 for information related to ‘Convertible Notes Payable – Affiliates’ owned by Bassani and Smith for additional deferred compensation (and other items).

6.

LOAN PAYABLE:

As of March 31, 2014, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 facility and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,373 and $49,374 for the three month periods ended March 31, 2014 and 2013, respectively.  For the nine months ended March 31, 2014 and 2013, the Company has incurred interest expense related to the Pennvest Loan of $148,121 and $148,120, respectively, of which nil and $15,793 has been capitalized as a cost of Kreider 1 for the nine months ended March 31, 2014 and 2013, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  Although Pennvest has not declared the Pennvest Loan in default, the Company has classified the Pennvest Loan as a current liability as of March 31, 2014.  It is not possible at this date to predict the outcome of negotiations with Pennvest. Subject to the results of the negotiations and pending development of a more robust market for nutrient reduction credits in Pennsylvania, Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1.

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

7.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith have agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The agreements have been evidenced in the form of convertible promissory notes (“Convertible Notes”).  Subsequent to March 31, 2014, Bassani and Smith have agreed to continue to defer their cash compensation up to July 1, 2014.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

The Convertible Notes accrue interest at 8% per annum and are due and payable on January 15, 2015.  The Convertible Notes (including accrued interest) of $818,134 and $1,011,271 at March 31, 2014 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $1.25 per Unit until January 15, 2015.  The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  As the original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at March 31, 2014.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest is the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015. As of March 31, 2014 and through May 6, 2014, the lowest price at which the Company had sold its common stock during the relevant period is $0.75 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of Accounting Standards Codification (“ASC”) 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of March 31, 2014, the Company owes Smith, $818,134 under the terms of his Convertible Note.  The Convertible Note is comprised of deferred compensation of $663,754, a working capital loan of $46,149, reimbursable expenses of $29,889 and accrued interest of $78,342. As of March 31, 2014, the Company owes Bassani, $1,011,271, comprised of deferred compensation of $910,000 and accrued interest of $101,271, under the terms of his Convertible Note. As of May 6, 2014, the Company owes Bassani and Smith approximately $1,044,000 and $837,000, respectively, under the terms of the Convertible Notes.

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

During the years ended June 30, 2013 and 2012, the Company declared dividends of $2,417 and $72,500 respectively.  During the nine months ended March 31, 2014, the Company declared dividends of $1,500.  At March 31, 2014, accrued dividends payable are $5,500.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

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

During the nine months ended March 31, 2014, the Company issued 226,851 shares of the Company’s common stock at prices ranging from $0.75 to $1.85 per share for consulting services valued at $295,134, in the aggregate, to consultants and employees.  During the nine months ended March 31, 2014, the Company issued 13,369 shares of the Company’s common stock at prices ranging from $1.46 to $1.51 per share for accounts payable of $19,940.  The Company also issued 120,000 shares of fully vested bonus shares granted to Mr. Smith in fiscal years 2012 and 2013 which were expensed at grant date.

During the nine months ended March 31, 2014, the Company sold 559,200 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $419,400, net proceeds of $412,575.

During the nine months ended March 31, 2014, the Company sold 400,000 shares of the Company’s restricted common stock at $1.25 per share for total net proceeds of $500,000.  The subscription agreement for the sale of these shares included a provision whereby the subscription agreement would be modified if the Company issued securities on more favorable terms prior to December 31, 2014.  As such the Company issued an additional 266,667 common shares to the subscriber during the nine months ended March 31, 2014 due to the sale of common shares at $0.75 per share.

The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000 during the nine months ended March 31, 2014.

Warrants:

As of March 31, 2014, the Company had approximately 7.2 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.17, and the weighted-average remaining contractual life as of March 31, 2014 is 3.94 years.

During the nine months ended March 31, 2014 warrants to purchase 35,465 shares of the Company’s common stock at prices ranging from $1.12 to $1.71 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire five years from date of issuance.  The Company recorded non-cash compensation expense of $3,546 related to the warrant issuances.  The Company entered into an agreement with the consultant whereby the 35,465 warrants issued during the nine months ended March 31, 2014 and 38,786 warrants previously issued carry an exercise bonus equal to 75% of the exercise price to be offset against the exercise price if exercised after 24 months from the issuance of the warrants.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

During the nine months ended March 31, 2014, warrants to purchase 71,250 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder in Note 4. The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded interest expense of $7,125 related to the warrant issuances.

As of March 31, 2014, 5,419,324 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani and Smith (Note 10).

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

In July 2013, the Company entered into an agreement with a terminated employee which entitled the former employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $97,125 for the nine months ended March 31, 2014.

During the nine months ended March 31, 2014, the Company entered into agreements with Schafer and a board member, pursuant to which each is entitled to execution/exercise bonuses identical to those previously offered to Bassani and Smith (Note 10). The modification of the options for Schafer and the board member resulted in incremental non-cash compensation expense of $210,513 for the nine months ended March 31, 2014. As of March 31, 2014, 2,295,000 of the outstanding options of the Company are subject to execution/exercise bonuses.

The Company recorded compensation expense/(credits) related to employee stock options of nil and $52,690 for the three months ended March 31, 2014 and 2013, respectively, and $(223,457) and $405,799 for the nine months ended March 31, 2014 and 2013, respectively.  The Company granted 67,725 and 150,000 options during the nine months ended March 31, 2014 and 2013, respectively.  During the nine months ended March 31, 2014, 200,000 options were forfeited and 900,000 options expired.  The fair value of the options granted during the nine months ended March 31, 2014 and 2013 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, March 31, 2014	Range, March 31, 2014	Weighted Average, March 31, 2013	Range, March 31, 2013
Volatility	49%	49%-50%	66%	60%-68%
Dividend yield	-	-	-	-
Risk-free interest rate	0.62%	0.59%-0.68%	0.32%	0.31%-0.34%
Expected term (years)	2.68	2.63-2.71	3.05	2.66-3.25

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2013	5,261,145	$2.84	4.0	$168,750
Granted	67,725	1.51
Expired	(900,000)	2.84
Forfeited	(200,000)	3.00
Exercised	-	-
Outstanding at March 31, 2014	4,228,870	$2.82	3.4	$ -
Exercisable at March 31, 2014	4,228,870	$2.82	3.4	$ -

The following table presents information relating to nonvested stock options as of March 31, 2014:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2013	325,000	$ 1.86
Granted	67,725	0.51
Vested	(192,725)	(1.15)
Forfeited	(200,000)	(2.10)
Nonvested at March 31, 2014	-	$ -

The total fair value of stock options that vested during the nine months ended March 31, 2014 and 2013 was $34,822 and $599,650, respectively.  As of March 31, 2014, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31, 2014	Three months ended March 31, 2013	Nine months ended March 31, 2014	Nine months ended March 31, 2013
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$ -	$ -	$1,151,250
Fair value of stock issued to an employee	-	24,999	94,998	74,997
Change in fair value from modification of option terms	-	-	307,638	-
Fair value of stock options (credited)/ expensed	-	44,889	(87,517)	379,973
Total	$ -	$ 69,888	$ 315,119	$1,606,220

Research and development:
Fair value of stock options (credited)/ expensed	$ -	$ 7,801	$(135,939)	$ 25,826
Total	$ -	$ 7,801	$(135,939)	$ 25,826

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

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

NINE MONTHS ENDED MARCH 31, 2014

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

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, in which Bassani and Smith have agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the terms set forth in Note 7.  Subsequent to March 31, 2014, Bassani and Smith have agreed to continue to defer their respective cash compensation through July 1, 2014.  The Company has provided Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.  As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock.  Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash.  Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Mr. Schafer pursuant to which Schafer continued to provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Basic compensation for Schafer’s services remained unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Due to the Company’s cash constraints, Schafer agreed to defer the cash portion of his compensation effective May 15, 2012. Mr. Schafer’s employment agreement expired on December 31, 2013.  Mr. Schafer will continue to serve as the Company’s Executive Vice Chairman on a consulting basis with compensation to be determined by the Board from time-to-time.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2014

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

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 through July 1, 2011, and $180,000 thereafter.  Mr. Morris’ services were terminated effective November 30, 2013.  The Company accrued an expense of $75,000 related to this termination, which is included in accrued liabilities as of March 31, 2014.  Mr. Morris is also owed deferred compensation and a deferred bonus and interest totally approximately $152,000 which has been accrued as of March 31, 2014. Mr. Morris has threatened litigation related to his termination but no litigation has commenced as of May 6, 2014.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom, pursuant to which Mr. Bloom, the Company’s Chief Engineering Officer, will act as Vice President-Engineering of the Company through January 31, 2016 at an annual salary of $180,000.  Mr. Bloom’s services were terminated effective November 30, 2013. The Company accrued an expense of $75,000 related to this termination, which is included in accrued liabilities as of March 31, 2014.

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses of 690,000 shares to its key employees and consultants.  The stock bonuses of 492,500 and 197,500 shares are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of March 31, 2014, 227,500 and 65,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.

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

NINE MONTHS ENDED MARCH 31, 2014

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

During the nine months ended March 31, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to one of the Company’s board members.

Litigation:

The Company currently is not involved in any material litigation.

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2014 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2014 through May 6, 2014 the Company has issued 6,098 shares of the Company’s common shares to a consultant valued at approximately $5,000.

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

BUSINESS OVERVIEW

For several years, the Company focused on completion of the development of the next generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO"). The re-development process was substantially completed several years ago and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement our technologies and or be utilized with our technology platform.  Over the last 6 months Bion has increased its research and development activities.

Operational results from this initial commercial system have confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current generation technology platform centers on its patented biological process that separates and aggregates the various assets in the CAFO waste stream so they become benign and/or valuable and transportable. The system can remove up to 95% of the nutrients in the effluent, reduces greenhouse gases by 90% (or more) and virtually eliminates ammonia emissions, as well as pathogens, antibiotics and hormones in the waste stream. In addition to capturing valuable nutrients for reuse, the technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. The technology is now proven in commercial operations; it has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies; and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Research and development activities are underway to improve, update and move toward the next generation of Bion systems to meet the needs of CAFOs in various geographic areas with nutrient release constraints.

Currently, Bion is focused on using applications of its patented waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Wisconsin and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above each require substantial political (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political matters.

The Company has commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability on its balance sheet as of March 31, 2014. It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.  Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipates that it will be necessary to evaluate various options with regard to Kreider 1 over the next 150 days.

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

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Great Lakes watersheds and the Midwest states with current efforts being most advanced in Wisconsin.  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months (and thereafter). Legislation in Wisconsin which became effective during April 2014 represents a significant step forward towards opening business opportunities in that state. Based upon the final permitting and verification plan approval and operational results at the Kreider 1 system, the Company intends to seek to advance commercial sales in additional areas which face deadlines to meet EPA TMDL requirements.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, other Chesapeake Bay states and in Wisconsin and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Bion believes that such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during 2014 but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.  Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

The Company believes that Pennsylvania and Wisconsin represent ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers will now be performance-based, these providers will be held financially accountable.

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watersheds, both within and outside of Pennsylvania and Wisconsin, make the case for adoption of the strategies outlined in the Pennsylvania legislative study less an issue of ‘if’, but of ‘when and how’. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen reductions such, as Bion, by allocating existing tax- and rate-payer clean water funding to low cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed  and/or the phosphorus reduction needs of Wisconsin can also provide a working policy models and platforms for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds.

Additionally, we believe that Bion's technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies) will allow the integration of large-scale CAFOs and their end-product users, renewable energy production from the CAFO waste stream, and on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs, and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. In addition an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thereby reducing the CAFO's feeding costs as well as generating revenue to the ethanol plant, and would also provide a market for the renewable energy that Bion's System produces from the CAFO waste stream. And, in some cases the nutrient rich liquid effluent from the Bion system modules may be directly utilized for greenhouse and/or hydroponic agriculture. Accordingly, such Bion Integrated Projects can be denominated "closed loop". Bion anticipates that many projects may initially include only partial integration.    Based on the degree of integration in a Project, greater or lesser amounts of benefits will be realized. Bion, as developer of, and participant in, Integrated Projects, anticipates that it will share in the cost savings and the revenues generated from these activities.

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

The Company’s audited financial statements for the years ended June 30, 2013 and 2012 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $8,250,000 and $6,465,000 during the years ended June 30, 2013 and 2012, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses (including significant non-cash expenses) of approximately $773,000 and $3,018,000 for the three and nine months ended March 31, 2014, respectively.  At March 31, 2014, the Company had a working capital deficit and a stockholders’ deficit of approximately $11,671,000 and $5,099,000, respectively.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenue

Total revenues were $4,000 and $10,000 for the three months ended March 31, 2014 and 2013, respectively.

General and Administrative

Total general and administrative expenses were $354,000 and $723,000 for the three months ended March 31, 2014 and 2013, respectively.

General and administrative expenses, excluding stock-based compensation charges of nil and $70,000, were $354,000 and $653,000 for the three months ended March 31, 2014 and 2013, respectively, representing a $299,000 decrease.  Salaries and related payroll tax expenses decreased to $112,000 for the three months ended March 31, 2014 from $324,000 for the three months ended March 31, 2013.  The decrease is due to the absence of salary expense for five employees due to their terminations at various times during the fiscal year 2014.   Contract labor costs at Kreider 1 also decreased $32,000, from $23,000 for the three months ended March 31, 2013 to $(9,000) for the three months ended March 31, 2014, as the need for Bion to pay for contract labor at Kreider no longer exists.  Travel costs have also decreased from $24,000 for the three months ended March 31, 2013 to $3,000 for the three months ended March 31, 2014 due to the decrease in employees and the overall goal to decrease travel costs.

General and administrative stock-based employee compensation for the three months ended March 31, 2014 and 2013 consists of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
General and administrative:
Fair value of stock issued to employees	$ -	$ 25,000
Fair value of stock options (credited)/ expensed under ASC 718	-	45,000
Total	$ -	$ 70,000

Stock-based compensation charges were nil and $70,000 for the three months ended March 31, 2014 and 2013, respectively.  Compensation expense relating to stock options was nil and $45,000 during the three months ended March 31, 2014 and 2013, respectively, and the decrease is due to the fact that no unvested options vested during the three months ended March 31, 2014.

Depreciation

Total depreciation expense was $244,000 and $247,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development

Total research and development expenses were $79,000 and $53,000 for the three months ended March 31, 2014 and 2013, respectively.

Research and development expenses, excluding stock-based compensation charges of nil and $8,000 were $79,000 and $45,000 for the three months ended March 31, 2014 and 2013, respectively.  Consulting costs increased from $10,000 for the three months ended March 31, 2013 to $43,000 for the three months ended March 31, 2014 due to the use of consultants to conduct testing on new technologies.

Research and development stock-based employee compensation for the three months ended March 31, 2014 and 2013 consists of the following:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Research and development:
Fair value of stock options expensed under ASC 718	$ -	$ 8,000
Total	$ -	$ 8,000

Stock-based compensation expense decreased from $8,000 for the three months ended March 31, 2013 to nil for the three months ended March 31, 2014 as there were no unvested options during the three months ended March 31, 2014.

Loss from Operations

As a result of the factors described above, the loss from operations was $673,000 and $1,012,000 for the three months ended March 31, 2014 and 2013, respectively.

Other Expense

Other expense, comprised entirely of interest expense, was $100,000 and $80,000 for the three months ended March 31, 2014 and 2013, respectively.  Interest expense increased primarily due to the deferred compensation balances owed to Brightcap/Bassani and Mark Smith which increased from $18,000 for the three months ended March 31, 2013 to $33,000 for the three months ended March 31, 2014 and interest expense attributable to the issuance of warrants associated with loan payable from affiliates of $7,000 during the three months ended March 31, 2014.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for each of the three months ended March 31, 2014 and 2013.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $773,000 and $1,092,000 for the three months ended March 31, 2014 and 2013, respectively, and the net loss per basic and diluted common share was $0.04 and $0.06, respectively.

NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2013

Revenue

Total revenues were $4,000 and $10,000 for the nine months ended March 31, 2014 and 2013, respectively.

General and Administrative

Total general and administrative expenses were $1,986,000 and $3,731,000 for the nine months ended March 31, 2014 and 2013, respectively.

General and administrative expenses, excluding stock-based compensation charges of $315,000 and $1,606,000, were $1,671,000 and $2,125,000 for the nine months ended March 31, 2014 and 2013, respectively, representing a $454,000 decrease.  Salaries and related payroll tax expenses decreased from $939,000 for the nine months ended March 31, 2013 to $717,000 for the nine months ended March 31, 2014, primarily due to the fact that during the nine months ended March 31, 2014 five employees were terminated which reduced recurring salary cost but was partially offset by a one-time accrual for termination benefits.  Consulting costs were $511,000 and $564,000 for the nine months ended March 31, 2014 and 2013, respectively, representing a $53,000 decrease primarily due to the decreased utilization of a strategic affairs consultant during the fiscal 2014 period.  Contract labor costs at Kreider 1 were $23,000 and $63,000 for the nine months ended March 31, 2014 and 2013, respectively, representing a $40,000 decrease due to Bion no longer needing to pay for labor coverage.  Travel expenses were $35,000 and $73,000 for the nine months ended March 31, 2014 and 2013, respectively, with the decrease attributable to fewer employees thus lower travel costs.

General and administrative stock-based employee compensation for the nine months ended March 31, 2014 and 2013 consists of the following:

	Nine months ended March 31, 2014	Nine months ended March 31, 2013
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$1,151,000
Fair value of stock issued to an employee	95,000	75,000
Change in fair value from modification of option terms	308,000	-
Fair value of stock options (credited)/expensed under ASC 718	(88,000)	380,000
Total	$315,000	$1,606,000

Stock-based compensation charges were $315,000 and $1,606,000 for the nine months ended March 31, 2014 and 2013, respectively.  The Company recognized general and administrative non-cash compensation expenses of nil and $1,151,000 during the nine months ended March 31, 2014 and 2013, respectively, due to the granting and vesting of stock and warrant bonuses in connection with the extension of employment agreements of two key officers during the nine months ended March 31, 2013.  Compensation expense relating to the change in fair value from the modification of option terms was $308,000 and nil for the nine months ended March 31, 2014 and 2013, respectively, as the Company granted an extension of option expiration dates for a terminated employee and also granted exercise bonuses to a key employee and board member during the nine months ended March 31, 2014.

Compensation (credit)/expense relating to stock options was $(88,000) and $380,000 during the nine months ended March 31, 2014 and 2013, respectively, and the decrease resulted from the forfeiture of previously expensed unvested stock options of two employees terminated during the nine months ended March 31, 2014.

Depreciation

Total depreciation expense was $735,000 and $659,000 for the nine months ended March 31, 2014 and 2013, respectively.  The primary reason for the increase in depreciation expense is due to the fact that the nine months ended March 31, 2014 includes nine months of depreciation on the Kreider 1 assets, while the nine months ended March 31, 2013 only includes eight months of Kreider 1 depreciation.

Research and Development

Total research and development expenses were $26,000 and $140,000 for the nine months ended March 31, 2014 and 2013, respectively.

Research and development expenses, excluding stock-based compensation (credits)/charges of $(136,000) and $26,000 were $162,000 and $114,000 for the nine months ended March 31, 2014 and 2013, respectively.  The primary reason for the increase is due to salaries and payroll taxes and consulting costs increasing due to the increase in research and development projects during the nine months ended March 31, 2014.

Research and development stock-based employee compensation for the nine months ended March 31, 2014 and 2013 consists of the following:

	Nine months ended March 31, 2014	Nine months ended March 31, 2013
Research and development:
Fair value of stock options (credited)/expensed under ASC 718	$(136,000)	$26,000
Total	$(136,000)	$26,000

Stock-based compensation (credits)/expense decreased from $26,000 for the nine months ended March 31, 2013 to $(136,000) for the nine months ended March 31, 2014.  The decrease resulted from the forfeiture of previously expensed unvested stock options of one employee terminated during the nine months ended March 31, 2014.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,741,000 and $4,519,000 for the nine months ended March 31, 2014 and 2013, respectively.

Other Expense

Other expense was $277,000 and $207,000 for the nine months ended March 31, 2014 and 2013, respectively.  Interest expense increased to $275,000 for the nine months ended March 31, 2014 from $207,000 for the nine months ended March 31, 2013.  Interest expense related to Kreider 1 was $148,000

and $132,000 for the nine months ended March 31, 2014 and 2013, respectively.   Interest also increased by $43,000 due to deferred compensation balances owed to Bassani/Brightcap and Mark Smith as of March 31, 2014 and by $13,000 due to interest owed on loans from affiliates.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $4,000 for each of the nine months ended March 31, 2014 and 2013, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $3,016,000 and $4,726,000 for the nine months ended March 31, 2014 and 2013, respectively, representing a $0.11 decrease in the net loss per basic and diluted common share from $0.27 to $0.16.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2013 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2014, the Company had cash of approximately $304,000. During the nine months ended March 31, 2014, net cash used in operating activities was $850,000, primarily consisting of cash operating expenses related to the Kreider Farms Project (‘KF’) that are no longer being capitalized, salaries and benefits, and other general and administrative costs. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2014, $57,000 of restricted cash related to the Company’s secured letter of credit which guaranteed its New York office lease was released.

Financing Activities

During the nine months ended March 31, 2014, the Company received cash proceeds of $919,000 related to the sale of the Company’s restricted common shares and $25,000 due to the receipt of a subscription receivable.  The Company also received $185,000 from loans from affiliates.  The Company used $71,000 to repay a loan payable to an affiliate and incurred share issuance costs of $7,000.

As of March 31, 2014 the Company has debt obligations consisting of: a) loans payable – affiliates of $385,000, b) deferred compensation of $676,000, c) convertible notes payable – affiliates of $1,829,000, and, d) a loan payable of $7,754,000 (owed by PA-1).

Plan of Operations and Outlook

As of March 31, 2014, the Company had cash of approximately $304,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2012 and 2013 and through the nine months ended March 31, 2014, the Company experienced greater difficulty in raising equity funding than in the prior years. During the year ended June 30, 2013 and during the period thereafter, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $385,000 including interest as of March 31, 2014.  As of March 31, 2014 such deferrals totaled approximately $2,505,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has made reductions in its personnel during the nine months ended March 31, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current quarter (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the nine months ended March 31, 2014 the Company raised proceeds of $919,000 through the sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2014. It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 150 days.

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

There is extremely limited likelihood that funds required during the next twelve months or in the periods immediately thereafter will be generated from operations and there is no assurance that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely unsettled credit and capital markets presently existing for companies such as Bion.

Currently, Bion is focused on using applications of its patented waste management technology and its technology platform to pursue three main business opportunities: 1) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while producing solids to be utilized for renewable energy production (and potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year, and/or integrated with CAFO end product processors,  2) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed and Wisconsin or, potentially, other areas seeking to meet EPA TMDL requirements) and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences, and 3) licensing and/or joint venturing its technology for use outside of North America.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

1)  On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1 , a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in active negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for several months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013.  As a result, Pennvest has the right to declare the Pennvest Loan in default and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2014.  It is not possible at this date to predict the outcome of such negotiations but the Company believes that there is a reasonable likelihood that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a period of time to evaluate developments in the Pennsylvania nutrient reduction market and possible long-term resolutions.   Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in

Pennsylvania, PA-1 and Bion anticipate that it will be necessary to evaluate various options with regard to Kreider 1 over the next 150 days.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2014 the Company sold the following restricted securities: a) 164,474 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $290,070, in aggregate, to certain consultants and/or employees for services, and b) 559,200 shares issued to investors for $419,400, in aggregate.  In addition, 266,667 shares were issued to an investor who participated in a private offering in 2013.  The subscription agreement contained a provision for an adjustment in the event of an offering at a lower price during 2014. These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bassani/Smith Deferral and Note Extension

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 7, 2014	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 7, 2014	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer