Form 10-Q/A
period 2014-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2014-05-08
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Bion Environmental Technologies, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 7, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Bassani/Smith Deferral and Note Extension *

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically *

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101	XBRL Exhibits – Filed herewith electronically.

*Previously filed on May 7, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 8, 2014	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2014	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer