Form 10-K
period 2014-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2014-09-26
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[  ]  Yes   [X]  No

The aggregate market value of the approximately 9,400,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2013 approximated $7 million.  As of September 8, 2014, the Registrant had 19,787,068 shares of common stock issued and 19,082,759 shares of common stock outstanding.

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

•

delays in (or failure of) development of markets (or other mechanisms to monetize) for nutrient reductions from agriculture and CAFOs; failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;

•

the Company's extremely limited financial and management resources and limited ability to raise additional needed funds and/or hire needed personnel and extremely limited working capital;

•

unsatisfactory resolution of negotiations with Pennvest regarding the Pennvest Loan (presently in default) and the Kreider 1 System (see Item 1, Item 7 and Notes to Financial Statements);

•

further delays in the Kreider 2 System and other potential projects;

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

•

availability of capital for small public companies like Bion in the current financial markets;

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

For several years, the Company focused on completion of the development of second generation waste treatment systems and applications based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology. The re-development process was substantially completed three years ago and the initial commercial system based on our updated technology has been constructed and is in commercial operation in Pennsylvania. Current research and development work is focused on additional applications for our second generation technology and work toward development of the next generation.

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

The Company began pursuing these opportunities within the United States during the later stages of technology re-development in 2009 and has recently begun activities to pursue such opportunities internationally as well.

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

The Company's consolidated financial statements for the years ended June 30, 2014 and 2013 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2014 or June 30, 2013.  The Company has incurred net losses of approximately of $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $11,784,000 and $7,531,000 as of June 30, 2014.  The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2014 and June 30, 2013 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

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

Bion's Services Group, building upon our redeveloped technology and Bion's 15 years' of experience providing waste treatment services to the livestock industry with its first generation technology applications, is pursuing the opportunity related to retrofit and environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the last five years to meet changing standards and requirements. Bion's re-developed technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many) and potentially to smaller facilities through aggregation of waste streams. Early candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Company's Kreider Farms projects in Pennsylvania in the Chesapeake Bay watershed represent the Company's first new endeavors in this market segment. These installations are designed and intended to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy and poultry waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). Phase 2 of the Kreider project, which is in its early development and pre-permitting phase, will treat the recovered cellulosic solids recovered from Kreider's dairy waste by the Phase 1 Kreider System and the waste stream from Kreider's poultry operations to generate renewable energy and tradable credits. To complete and operate these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be needed to be expended for continuing operations of the Kreider Phase 1 system until sufficient revenues can be generated, of which there is no assurance. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to the Kreider  Phase 1 system and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through  sales of renewable energy generated by the Kreider systems. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets.  Additional impairments may result if the nutrient credit market does not develop in the near term.

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

The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during 2015. Bion hopes to commence development of its initial Integrated Project by optioning land and beginning the permitting process during 2014-5, but delays are possible.

Bion has begun pre-development work on an Integrated Project planned to include partial integration of a large-scale beef cattle finishing operation, an existing beef processing facility and an existing ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania and major agricultural industry entities regarding this potential Project. Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts in Pennsylvania on its two projects at Kreider Farms. However, the Company currently believes there is a significant likelihood that it will option land in Pennsylvania for our initial Integrated Project during the current fiscal year and move into the development process during 2015.  In addition to the Pennsylvania beef cattle project, Bion has considered a similar Project to be located in upstate New York and has been in discussions with various local and state governments and agencies in New York regarding such a Project. Additionally, the Company has been in long term very preliminary discussions with various local and state agencies in the Midwest regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also intends to choose sites for additional Projects through fiscal years 2015-16 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2020) of approximately 8-20 Integrated Projects. At the end of the 5-year period, Bion projects that 3-8 of these Integrated Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Integrated Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Integrated Project has been developed to date.

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

The basic integration in a fully integrated Project might include (but may vary from) the following:

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

As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2004.  We designed and tested Systems that used state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions.  These Systems were smaller and faster than our first generation NMS systems.  The initial versions of our new generation of Bion Systems were designed to harvest solids used to produce organic fertilizer and soil amendments or additives (the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

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

Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives

The urgency and priority of the need to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was clearly demonstrated with promulgation of President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA’s publication and issuance during December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  At that time, 89 of the 92 Bay and tidal watershed segments were not in compliance with water quality standards (97% out of compliance).  The EPA and associated state agencies also committed to short-term 3-year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives.  Based on these actions, it is anticipated that much greater compliance will be required by the ‘water year’ starting October 1, 2015.  EPA documents defined the overall mission as requiring an approximately 65 million pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025, of which 35 million pounds was allocated to Pennsylvania. Importantly, the 3-year compliance milestones were established as a part of the compliance program to add both short- and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay. According to the EPA’s Evaluation of Pennsylvania’s Milestone Progress, PA finished the 2012-2013 milestone period more than 2 million pounds behind schedule for nitrogen reductions and is on track to fall 6 million pounds short of its 2017 target. As a result, EPA has placed PA’s agriculture and urban/suburban sectors under a “Backstop Actions Level”, the highest level of EPA oversight.

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

Pursuant to the KF agreements, a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the Phase 1 system to test improvements and add-ons. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

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

Additionally, the Kreider agreements provide for Bion to develop a renewable energy production facility to treat the waste from Kreider's approximately 4.6+ million chickens ('Kreider Renewable Energy Facility' or ‘Phase 2 Kreider Project’).  It is anticipated that the 'Kreider Renewable Energy Facility' will generate renewable energy (and potentially related renewable energy credits) through the combustion/gasification of the poultry wastes and the cellulosic biomass captured by Bion in the Phase 1 System. The Company continues its development work related to the details of the Phase 2 Kreider project. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during the 2015 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements being negotiated between the EPA and Pennsylvania. Note that this project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification is under way but has been largely placed on hold while certain matters are resolved between the EPA and Pennsylvania. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility are still in early stages, joint venture agreements have not yet been completed, and the Company does not yet have financing in place for the Kreider Renewable Energy Facility. This opportunity is being pursued through PA-2.  If there are positive developments related to the market for nutrient reductions in Pennsylvania (of which there is no assurance), the Company intends to pursue development, design and construction of the Phase 2 Kreider Project with a goal of achieving operational status during the 2015 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under long term contracts) during 2015 subject to verification by the PADEP based on operating data from the Kreider Renewable Energy Facility. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based primarily on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will most likely delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

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

On January 22, 2013, the Pennsylvania Legislative Budget and Finance Committee published a study (“Report”) detailing the economic and environmental benefits that would result from the implementation of a competitively bid, request for proposal (“RFP”) program for nitrogen reductions to fulfill Pennsylvania’s obligations under the US EPA-mandated Chesapeake Bay Total Maximum Daily Load (CB TMDL). We agree with and support the basic conclusions and recommendations of the Report. Links to both the full Report and a summary are available on the homepage of Bion’s website at www.biontech.com.The Report demonstrates that implementation of such a RFP program would result in dramatically lower cost compliance with Pennsylvania’s requirements under the CB TMDL and would also provide a host of additional environmental and economic benefits to Pennsylvania’s interior freshwater resources and communities.

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

This legislation was passed by the PA Senate Agriculture Committee in the summer of 2013. Based on recent information, we believe the legislation (as amended) will be taken up by the full legislature after it reconvenes either for its Fall 2014 session or its Winter 2015 session. However, there is no assurance that this legislation (or similar legislation) will be enacted, and there is no assurance that if enacted it will not have been amended in ways that limit the potential benefits to the Company.

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

We believe that the credits from the Kreider Farms Project (verified by the PADEP) represent the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions once regulatory issues are resolved.  Further, we believe this will provide, over time, a basis for credit trading throughout the Chesapeake Bay watershed basin-wide (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will potentially broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed.

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

Integrated Projects

Bion is focused on implementation of its integrated technology platform as the basis for development of its large-scale Integrated Projects.  Bion will pursue this opportunity through our Projects Group subsidiary (and project specific subsidiaries/entities) which will most likely act as the developer and manager of, and a direct participant in and/or owner of components of, the Projects.  As such, Bion will:

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

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation (in modules), a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project.  Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts on its two projects at Kreider Farms in Pennsylvania. However, the Company currently believes there is a significant likelihood that the Company will option land for an initial Integrated Project during 2015 and move into the development process.  In addition to the potential Pennsylvania beef cattle project, Bion has engaged in activities related to development of a similar Project to be located in upstate New York and has been in discussions with various local and state agencies in Nebraska (which recently lost a cheese plant) regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to reasonably predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

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

Note that our initial Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired, Bion has no commitments from anyone related to financing or participation in this Project, and no such Project has yet been developed by Bion (or others).  Notwithstanding the foregoing items, Bion anticipates that it may option land and commence the actual development phase of its initial Project during 2015.

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

RECENT FINANCINGS

Sales of Common Stock during 2013 and 2014 Fiscal Years

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

During the year ended June 30, 2014, the Company sold 1,279,201 shares of its unregistered common stock (not including issuance of 373,435 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan and 250,000 shares issued upon conversion of debt). During the year ended June 30, 2014, the Company sold its unregistered securities as follows: a) 400,000 restricted common stock at $1.25 per share, and received proceeds of $500,000; and b) 592,534 restricted common stock at $0.75 per unit and received gross proceeds of $474,400, net proceeds of $467,575 (including subscriptions receivable of $30,000 for 40,000 shares) at June 30, 2014.  The Company also issued 266,667 shares of restricted common stock resulting from the terms in the subscription agreements related to the sale of the 400,000 shares that required additional shares be issued if the Company sold stock at a price lower than $1.25 per share.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

Additionally, a number of companies have discussed and/or attempted to implement some version of ‘closed loop integrated projects’ in the past, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, and are, or have in the past, pursued, with limited success to date, the development of various forms of such projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production.  While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects with limited success to date, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs), which technologies do not reduce polluting nutrient releases and/or gaseous emissions in the manner or to the extent that Bion's technology reduces such negative environmental impacts.  Further, although ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the AD process produces only about one third of the energy per animal that Bion believes will be produced by its technology platform (which may in some iterations integrate small AD modules) from the biomass extracted from the CAFO waste stream based on Bion's internal analysis. None of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any independent data supporting claimed environmental benefits, and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our Integrated Projects business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a limited number of Integrated Projects will be developed.  We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during 2015, and, thereafter, developing a limited number of Projects at a time.  Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

In our CAFO retrofit/remediation business segment, we currently have only one operating System and contracts with only a single party.  However, there are thousands of CAFO’s in the United States and we anticipate that in the future we will have agreements with many CAFO customers.

PATENTS

We are the sole owner of seven currently active United States patents, one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico (plus the pending application(s) set forth below):

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

(3)

7,431,839 – 10/7/08:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) James W. Morris & Jere Northrop (Exp 12/26/2021)

(4)

7,575, 685 – 8/18/09: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA) James W. Morris & Jere Northrop (Exp 2/8/2021)

(5)

7,879,589 – 2/1/11:  Micro-Electron Acceptor Phosphorous Accumulating Organisms: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 11/10/20)

(6)

8,039,242 – 10/18/11:  Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 11/10/20)

(7)

8,287,734 – 10/16/12:  Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)

Australia Issued:

(1)

2002-227,224 – 12/14/06: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

Canada Currently Issued:

(1)

2,428,417 – 1/15/13: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/21).

(2)

2,503,166 – 10/16/12: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) Jere Northrop & James W. Morris (Exp 11/8/21).

Mexico Issued:

(1)

240,124 – 9/8/06: Low Oxygen Organic Waste Bioconversion System; 9/8/06 (notified 3/26/07) (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

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

(P-2)

14/483,424 (09/11/14 application date): Wastewater Treatment Using Controlled Solids Input to an Anaerobic Digester: (UltraFilter) Dominic T. Bassani, Morton Orentlicher.

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

RESEARCH AND DEVELOPMENT

During the years ended June 30, 2014 and June 30, 2013, respectively, we expended approximately $135,000 and $192,000 (including non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects and remediation activities. During the 2014 fiscal year, Bion’s research and development has been focused on modifying and adding unit processes to its technology platform. The objective has been to reduce capital costs and operating costs, while generating commercial equivalent by-products and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion anticipates a new patent filing(s) and completion of its pilot system by end of calendar year 2014. To date, research and development results have supported our objectives. In prior periods (and continuing to date), Bion's main efforts were directed at further refinement of our technology and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model.  Research activities have focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed, water re-use and other matters.  The sums expended on research and development were focused on substantially the same areas as in the prior year but were reduced compared to the years prior to 2009 due to the fact that during the subsequent years a greater portion of the Company's activities were focused on commercialization and business development based on our technology.

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

EMPLOYEES

As of September 15, 2014, we had 6 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good.  None of our employees is covered by "key person" life insurance.

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

Two U.S. patent applications have been filed and are pending and one application is pending in the European Union.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently involved in one litigation matter:

On May 1, 2014 Mr. James Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company ( Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris seeks payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling $87,216 plus interest (which sums have been accrued in the Company’s financial statements despite the fact that the Company is disputing the obligations) plus attorney’s fees and re-instatement of 300,000 options to purchase the Company’s common stock at $2.00-$3.00 per share until December 31, 2015. The Company disputes each such claim by Mr. Morris in the litigation and is defending the lawsuit which is in the early discovery stage.  The Company is incurring attorney’s fees (and related costs) in the context of its defense.  The Company does not believe that this litigation will have a material adverse effect on the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.  Litigation has not commenced in this matter but has been threatened by Pennvest.

The Company currently is not involved in any other material litigation.

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

	2013		2014
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$2.39	$1.91	$1.85	$1.28
Second Fiscal Quarter	$2.48	$1.63	$1.70	$0.67
Third Fiscal Quarter	$1.99	$1.60	$1.00	$0.60
Fourth Fiscal Quarter	$1.94	$1.36	$1.49	$0.62

(b)  Holders

The number of holders of record of our common stock at September 1, 2014 was approximately 1,594.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During fiscal year 2014 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock.

During fiscal year 2013 the Company paid an aggregate dividend of $2,917 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 17,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 1, 2014, 4,258,870 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2013 through September 1, 2014.  Of the 4,258,870 options, 4,258,870 are vested as of September 1, 2014. Additionally, 492,500 shares of Contingent Stock Bonuses (of which 425,000 are vested) and 335,000 shares of Stock Bonuses have been granted under the Plan, all of which are vested as of September 1, 2014.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,258,870	2.81	10,446,130

Equity compensation plans not approved by security holders	-	-	-

Total	4,258,870	2.81	10,446,130

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

During the year ended June 30, 2014, the Company sold 1,279,201 shares of its unregistered common stock (not including issuance of 373,435 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan and 250,000 shares issued upon conversion of debt). During the year ended June 30, 2014, the Company sold its unregistered securities as follows: a) 400,000 restricted common stock at $1.25 per share, and received proceeds of $500,000; and b) 592,534 restricted common stock at $0.75 per unit and received gross proceeds of $474,400, net proceeds of $467,575 (including subscriptions receivable of $30,000 for 40,000 shares) at June 30, 2014.  The Company also issued 266,667 shares of restricted common stock resulting from the terms in the subscription agreements related to the sale of the 400,000 shares that required additional shares be issued if the Company sold stock at a price lower than $1.25 per share.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2014 and 2013 ("Financial Statements").

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or  delays in Bion's development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

During the 2004-2008 calendar years, the Company focused on completion of the development of the second generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO"). The re-development process was substantially completed several years ago and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement our technologies and or be utilized with our technology platform. Over the last 12 months Bion has increased its research and development activities related to development of variations of and applications of its core technologies and their integration with third party technologies.

Operational results from this initial commercial system have confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current generation technology platform centers on its patented biological-based processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing valuable nutrients for reuse, Bion’s technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Research and development activities are underway to improve, update and move toward the next generation of Bion systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Wisconsin and other Great Lakes Basin states,  and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above each require substantial political (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries.

Approximately five years ago the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. (No other Bion system has been contracted for and/or constructed to date.) On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 18 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting research and development activities at the Kreider 1 system while continuing commercial operations.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow this project to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2015 calendar year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during 2015. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Great Lakes watersheds and the Midwest states with current efforts being most advanced in Wisconsin.  Bion considers this to be a large potential market for the Company’s growth over the next 18-36 months (and thereafter). Legislation in Wisconsin which became effective during April 2014 represents a significant step forward towards opening business opportunities in that state (which must now promulgate regulations and take other steps related thereto). Based upon the final permitting and verification plan approval and operational results at the Kreider 1 system, the Company intends to seek to advance commercial sales in these regions and additional areas which face deadlines to meet EPA TMDL requirements.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, other Chesapeake Bay states and in Wisconsin and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Activity related to such legislation has recently re-commenced with increased stakeholder support and Bion believes such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during 2014-2015 but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.  Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

The Company believes that Pennsylvania (and the entire Chesapeake Bay watershed) and Wisconsin (and other Great Lakes Basin states) represent ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers will now be performance-based, these providers will be held financially accountable.

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

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (probably in stages) in Pennsylvania.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2015-2017 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2020) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2014 and 2013 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  At June 30, 2014, the Company had a working capital deficit and a stockholders’ deficit of approximately $11,784,000 and $7,531,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years.  The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects.  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized based on the amount by which the carrying value of the assets or asset group exceeds its estimated fair value, and is recognized as a loss from operations.

Recent Accounting Pronouncements:

The Company has evaluated all newly issued accounting pronouncements and believes such pronouncements do not have a material effect on the Company’s financial statements.

YEAR ENDED JUNE 30, 2014 COMPARED TO THE YEAR ENDED JUNE 30, 2013

Revenue

Total revenues were approximately $6,000 and $12,000 for the years ended June 30, 2014 and 2013, respectively.  The Company recognized revenue from nutrient credit sales for the years ended June 30, 2014 and 2013.

General and Administrative

Total general and administrative expenses were $2,269,000 and $6,875,000 for the years ended June 30, 2014 and 2013, respectively.

General and administrative expenses, excluding stock-based compensation charges of $315,000 and $4,173,000, were $1,954,000 and $2,702,000 for the years ended June 30, 2014 and 2013, respectively, representing a $748,000 decrease.  Salaries and related payroll tax expenses decreased to $820,000 for the year ended June 30, 2014 from $1,255,000 for the year ended June 30, 2013, primarily due to the fact that during the year ended June 30, 2014 five employees were terminated (some of whom have continued to work with the Company on an as-needed consulting basis receiving compensation in the Company’s securities and/or deferring their compensation) which reduced recurring salary and payroll tax costs but was partially offset by accruals for termination benefits.  Consulting costs were $609,000 and $648,000 for the years ended June 30, 2014 and 2013, respectively, representing a $39,000 decrease primarily due to the decreased utilization of a strategic affair consultant during the fiscal 2014 period partially offset by consulting costs for services of former employees.  Contract labor costs at Kreider 1 were $24,000 and $86,000 for the years ended June 30, 2014 and 2013, respectively, representing a $62,000 decrease due to Bion no longer needing to pay for labor coverage.  Utilities, and repair and maintenance costs at Kreider 1 also decreased $34,000 and $33,000, respectively from the year ended June 30, 2013 compared to the year ended June 30, 2014 to due higher efficiencies at the project during the 2014 fiscal year.  Travel expenses were $39,000 and $96,000 for the years ended June 30, 2014 and 2013, respectively, with the decrease attributable to fewer employees thus lower travel costs.

General and administrative stock-based employee compensation for the years ended June 30, 2014 and 2013 consists of the following:

	Year ended June 30, 2014	Year ended June 30, 2013
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$1,159,000
Fair value of stock issued to an employee	95,000	100,000
Change in fair value from modification of option and warrant terms	308,000	2,497,000
Fair value of stock options (credited)/ expensed under ASC 718	(88,000)	417,000
Total	$315,000	$4,173,000

Stock-based compensation charges were $315,000 and $4,173,000 for the years ended June 30, 2014 and 2013, respectively.  The Company recognized general and administrative non-cash compensation expenses of nil and $1,159,000 during the years ended June 30, 2014 and 2013, respectively, due to the granting and vesting of stock and warrant bonuses in connection with the extension of employment agreements of two key officers during the year ended June 30, 2013. Compensation expense relating to the change in fair value from the modification of option and warrant terms was $308,000 and $2,497,000 for the years ended June 30, 2014 and 2013, respectively, as the Company granted an extension of option expiration dates for a terminated employee and also granted exercise bonuses to a key employee and board member during the year ended June 30, 2014, while during the year ended June 30, 2013 two key officers received modification of options and warrants under execution/exercise bonuses. Compensation (credits)/expense relating to stock options was $(88,000) and $417,000 during the years ended June 30, 2014 and 2013, respectively, with the decrease resulting from the forfeiture of previously expensed unvested stock options of two employees terminated during the year ended June 30, 2014.

Depreciation

Total depreciation expense was $979,000 and $906,000 for the years ended June 30, 2014 and 2013, respectively.  Depreciation expense is higher for the year ended June 30, 2014 due to a full year’s depreciation of Kreider 1 which was placed in service on August 1, 2012 and its components are being depreciated over their estimated useful lives, versus eleven months during the year ended June 30, 2013.

Impairment loss on property and equipment

Impairment loss on property and equipment was $2,000,000 and nil for the years ended June 30, 2014 and 2013, respectively.  Management reviewed property and equipment for impairment as of June 30, 2014 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows under certain assumptions regarding the timing, probability and levels of revenue from sales of nutrient reduction credits.  Management estimated the fair value of the property and equipment, based on such assumptions and the discounted cash flow method, and determined that $2,000,000 of the property and equipment was impaired.

Research and Development

Total research and development expenses were $135,000 and $192,000 for the years ended June 30, 2014 and 2013, respectively.

Research and development expenses, excluding stock-based compensation (credits)/charges of $(117,000) and $38,000 were $252,000 and $154,000 for the years ended June 30, 2014 and 2013, respectively.  The primary reason for the increase is due to pilot program testing related to the enhancement of the Company’s technology.

Research and development stock-based employee compensation for the years ended June 30, 2014 and 2013 consists of the following:

	Year ended June 30, 2014	Year ended June 30, 2013
Research and development:
Fair value of stock options (credited)/expensed under ASC 718	$ (117,000)	$ 38,000
Total	$ (117,000)	$ 38,000

Stock-based compensation expense decreased from $38,000 for the year ended June 30, 2013 to $(117,000) for the year ended June 30, 2014 due to the forfeiture of previously expensed unvested stock option of an employee terminated during the year ended June 30, 2014.

Loss from Operations

As a result of the factors described above, the loss from operations was $5,377,000 and $7,960,000 for the years ended June 30, 2014 and 2013, respectively.

Other Expense (Income)

Other expense was $385,000 and $290,000 for the years ended June 30, 2014 and 2013, respectively. Interest expense increased to $403,000 for the year ended June 30, 2014 from $290,000 for the year ended June 30, 2013.  Interest expense increased due to the Pennvest loan interest no longer being capitalized as of August 1, 2012 due to Kreider 1 being placed in service.  The Pennvest non-capitalized loan interest was $197,000 and $182,000 for the years ended June 30, 2014 and 2013, respectively.  The interest related to deferred compensation balances owed to Brightcap and Mark Smith and another employee also increased from $92,000 for the year ended June 30, 2013 to $172,000 for the year ended June 30, 2014.  Loan payable – affiliate interest expense was $23,000 and $7,000 for the years ended June 30, 2014 and 2013, respectively.  During the year ended June 30, 2014, the Company recognized other income of $20,000 due to the gain on extinguishment of liabilities, for which the Company was legally released from payment.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $3,000 and $6,000 for the years ended June 30, 2014 and 2013, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $5,761,000 and $8,248,000 for the year ended June 30, 2014 and 2013, respectively, and the net loss per basic and diluted common share was $0.31 and $0.48, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2014, the Company had cash of approximately $186,000. During the year ended June 30, 2014, net cash used in operating activities was $992,000, primarily consisting of cash operating expenses related to the Kreider Farms Project (‘KF’) that are no longer being capitalized, salaries and benefits, and other general and administrative costs. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2014, $57,000 of restricted cash related to the Company’s secured letter of credit which guaranteed its New York office lease was released.

Financing Activities

During the year ended June 30, 2014, the Company received cash proceeds of $944,000 related to the sale of the Company’s restricted common shares and $25,000 due to the receipt of a subscription receivable. The Company also received $185,000 from loans from affiliates.  The Company used $71,000 to repay a loan payable to an affiliate and incurred share issuance costs of $7,000.

As of June 30, 2014 the Company has debt obligations consisting of: a) loans payable – affiliates of $382,000, b) deferred compensation of $717,000, c) convertible notes payable – affiliates of $1,737,000, and, d) a loan payable of $7,754,000 (owed by PA-1)(plus accrued interest of $313,000).

Plan of Operations and Outlook

As of June 30, 2014, the Company had cash of approximately $186,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2013 and 2014 (and during the current period), the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the year ended June 30, 2014 and during the period thereafter, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $382,000 including interest as of June 30, 2014.  As of June 30, 2014 such deferrals totaled approximately $2,453,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has made reductions in its personnel during the year ended June 30, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the year ended June 30, 2014 the Company raised proceeds of $944,000 through the sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system. Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  Additionally, the Company has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting research and development activities at Kreider 1 while continuing commercial operations.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow this project to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2015 calendar year.  Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania (of which there is no assurance), the Company intends to pursue development, design and construction of the Phase 2 Kreider Project with a goal of achieving operational status during 2015., The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However,  liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2015-2017 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2020) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 18 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting research and development activities at Kreider 1 while continuing commercial operations.

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

The consolidated financial statements are set forth on pages F-1 through F-28 hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 as a result of the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Principal Financial Officer (the same person) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework") and the related guidance provided in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies, also issued by the Committee of Sponsoring Organizations.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2014. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.  We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	64	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	68	Executive Vice Chairman and Director

Jon Northrop	71	Secretary and Director

Dominic Bassani	68	Chief Executive Officer

Mark A. Smith (64) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (68) Edward Schafer has served the Company's senior management team as Executive Vice Chairman and has been a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer has served as a director of Continental Resources (NYSE-CLR) since October 2011. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011.  Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (71) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (68) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary.  He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

(2)

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

being subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily inquiring, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activities; and

(4)

being found by a court of competent jurisdiction, the SEC or the CFTC to have violated Federal or state securities or commodities laws.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation (5)	Total

Mark A. Smith (3) President and Interim Chief Financial Officer since March 25, 2003, and Director	2014 2013	$224,000 $250,000	$ - $25,000	$ - $487,500	$ - $ 49,700	$ - $ -	$ - $ -	$ - $ 967,000	$ 224,000 $1,779,200

Brightcap/Dominic Bassani (4) VP-Special Projects & Strategic Planning and Chief Executive Officer	2014 2013	$312,000 $312,000	$ - $ 5,000	$ - $585,000	$ - $ -	$ - $ -	$ - $ -	$ - $1,480,000	$ 312,000 $2,382,000

Edward Schafer (6) Executive Vice Chairman and Director	2014 2013	$ 75,000 $150,000	$ - $ -	$ 50,000 $ 48,750 -	$ 23,707 $155,942	$ - $ -	$ - $ -	$ - $ -	$ 148,707 $ 354,692

George W. Bloom(7) Chief Operating Officer Bion Technologies	2014 2013	$150,000 $180,000	$ - $ -	$ - $ -	$ - $113,485	$ - $ -	$ - $ -	$ - $ -	$ 150,000 $ 293,485

James W. Morris(7) Chief Technology Officer Bion Technologies	2014 2013	$150,000 $180,000	$ - $ -	$ - $ -	$ - $ 95,354	$ - $ -	$ - $ -	$ - $ -	$ 150,000 $ 275,354

Jeremy Rowland(8) Chief Operating Officer of Services Group	2014 2013	$ 12,500 $150,000	$ - $ -	$ 30,000 $ -	$ 14,634	$ - $ -	$ - $ -	$ - $ -	$ 57,134 $ 150,000

__________________

(1)

Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)

Effective July 15, 2012, Mr. Smith has agreed to provide services to Bion and subsidiaries through a date no later than June 30, 2014, at an annual salary of $252,000 commencing September 1, 2012.  Effective May 15, 2013, Mr. Smith entered into an agreement whereby his compensation would continue to be deferred and was transferred into a convertible promissory note.  In consideration for the agreement Mr. Smith was granted execution/exercise bonuses to be effective upon future exercise of outstanding or subsequently acquired options and warrants and in relation to contingent stock bonuses, and their existing options and warrants as of that date, if due to expire prior to December 31, 2018, were extended. Commencing March 1, 2014, Mr. Smith voluntarily reduced his monthly salary to $14,000 on a temporary basis.

(4)

On September 30, 2009, the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through September 30, 2012.  Effective May 13, 2011, the Company appointed Mr. Bassani Chief Executive Officer due to the resignation of William O'Neill.  In July 2012, the Company and Brightcap agreed to an extension of Mr. Bassani's services through June 30, 2014 at a salary of $26,000 per month.  Effective May 15, 2013, Mr. Bassani entered into an agreement whereby his compensation would continue to be deferred and was transferred into a convertible promissory note.  In consideration for the agreement Mr. Bassani was granted execution/exercise bonuses to be effective upon future exercise of outstanding or subsequently acquired options and warrants and in relation to contingent stock bonuses, and their existing options and warrants as of that date, if due to expire prior to December 31, 2018, were extended.

(5)

Effective May 15, 2013, Mr. Bassani and Mr. Smith entered into an agreement whereby their compensation would continue to be deferred and were transferred into convertible promissory notes, which agreements were extended during September 2014.  In consideration for these agreements, Mr. Bassani and Mr. Smith were granted execution/exercise bonuses to be effective upon future exercise of outstanding or subsequently acquired options and warrants and in relation to contingent stock bonuses, and their existing options and warrants as of that date, if due to expire prior to December 31, 2018, were extended.  The modification of the options and the warrants under the execution/exercise bonuses resulted in an incremental non-cash compensation expense of $1,480,000 and $967,000 to Mr. Bassani and Mr. Smith, respectively, for the year ended June 30, 2013.

(6)

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer pursuant to which for a period of three years, Mr. Schafer will provide senior management services on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director.  Initially Mr. Schafer was paid at an annual rate of $250,000, which consisted of $150,000 in cash and $100,000 in common shares of the Company. Due to the cash constraints of the Company, since December 31, 2013, Mr. Schafer’s employment with the Company has continued without any cash compensation due to his agreement to rely solely on bonuses which may be declared from time-to-time by the Company’s Board of Directors, no such bonuses have been declared to date.

(7)

Mr. Bloom and Mr. Morris' employment contracts were terminated effective November 30, 2013, and each their salaries include accrued severance of $75,000, which sums the Company does not believe it owes at present.

(8)

Mr. Rowland's employment contact was terminated as of July 31, 2013, and he was awarded stock compensation of $30,000 related to his severance.

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been/will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). Mr. Smith has voluntarily reduced his monthly deferred salary accrual to $14,000 due to the Company’s financial situation.  During September 2014 Mr. Smith agreed to extend: a) the term of his service with the Company, b) his compensation/salary deferral and c) the maturity date of his convertible note to a date no earlier than January 1, 2014 while a longer written extension/deferral agreement covering these and other matters is being negotiated.

Dominic Bassani (“Bassani”) has served in senior management positions with the Company (as a full-time consultant) since 2001 (see prior Forms 10-K for earlier years and other filings with the SEC). Since March 31, 2005, the Company has had various agreements with Brightcap, Bassani’s family consulting company, through which the services of Bassani were provided through 2011. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Bassani serve as CEO through June 30, 2013 and would continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month. In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested. As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018. During September 2014 Mr. Bassani agreed to extend: a) the term of his service with the Company, b) his compensation/salary deferral and c) the maturity date of his convertible note to a date no earlier than January 1, 2015 while a longer written extension/deferral agreement covering these and other matters is being negotiated.

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

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which  Schafer provides senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remains unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schafer has been deferring the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50%

‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses. Effective January 1, 2014, Mr. Schafer agreed to continue his services to the Company as Director and Executive Vice-Chairman without periodic compensation in light of the Company’s financial situation. Mr. Schafer agreed not to receive any periodic compensation (cash or deferred) commencing January 1, 2014 and will be compensated with bonuses from time-to-time as determined to be appropriate by the Board of Directors.  No such bonuses have been declared to date.  It is anticipated that a new employment/compensation agreement with Mr. Schafer will be negotiated during the current fiscal year.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris agreed to serve as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary shall be increased to $180,000, which increase has been deferred and accrued by the Company.  Mr. Morris’ employment with the Company was terminated effective November 30, 2013.  The Company is involved in litigation with Mr. Morris related to the termination. See “Item 3. Legal Proceedings” above.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom pursuant to which Mr. Bloom agreed to serve as Chief Engineering Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary shall be increased to $180,000, which increase has been deferred and accrued by the Company.  Mr. Bloom’s employment with the Company was terminated effective November 30, 2013.

Other Agreements

As of September 1, 2014, the Company had outstanding Contingent Stock Bonuses of 492,500 shares, in aggregate, to its key employees and consultants, pursuant to which 415,000 shares, in aggregate, will be issued  when the Company’s common stock trades at or above $10.00 per share and 77,500 shares, in aggregate, will be issued  when Company’s common stock trades at or above $20 per share (of which 425,000, in aggregate,  are owned by  Bassani,  Smith and  Schafer and are subject  to execution bonuses, per managerial agreements, that will be triggered upon Bion’s common stock reaching a closing price equal to 50% of currently specified prices).

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2014.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards

			Equity						Equity
			Incentive Plan					Equity	Incentive Plan
			Awards:				Market	Incentive Plan	Awards:
	Number of	Number of	Number of			Number of	Value of	Awards:	Market or
	Securities	Securities	Securities			Shares or	Shares or	Number of	Payout Value of
	Underlying	Underlying	Underlying			Units of	Units of	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Units or Other	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Rights That Have	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested	Not Vested	Not Vested

Mark A. Smith (1)	25,000	--	--	$1.00	2018	--	--	--	--
Mark A. Smith (1)	25,000	--	--	$1.25	2018	--	--	--	--
Mark A. Smith (1)	20,000	--	--	$2.00	2018	--	--	--	--
Mark A. Smith (1)	125,000	--	--	$2.20	2018	--	--	--	--
Mark A. Smith (1)	25,000	--	--	$2.25	2018	--	--	--	--
Mark A. Smith (1)	105,000	--	--	$2.50	2018
Mark A. Smith (1)	50,000	--	--	$3.00	2018	--	--	--	--
Mark A. Smith (1)	200,000	--	--	$3.00	2019	--	--	--	--
Mark A. Smith (1)	112,500	--	--	$4.25	2018	--	--	--	--
Mark A. Smith (1)	12,500	--	--	$5.50	2018	--	--	--	--

Brightcap/ Dominic Bassani (1)	725,000	--	--	$3.00	2019	--	--	--	--

Edward Schafer (1)	100,000	--	--	$2.10	2018	--	--	--	--
Edward Schafer (1)	300,000	--	--	$2.25	2018	--	--	--	--
Edward Schafer (1)	200,000	--	--	$3.00	2018	--	--	--	--

Jeremy Rowland	200,000	--	--	$3.00	2017	--	--	--	--

______________

(1)

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

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2014:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	-	-	11,750	-	-	-	$11,750

______________

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At September 8, 2014, the Company had issued 19,787,068 shares of its common stock, of which 19,082,759 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 8, 2014 by:

●

each person that is known by us to beneficially own more than 5% of our common stock;

●

each of our directors;

●

each of our executive officers and significant employees; and

●

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options that are exercisable within sixty (60) days of September 8, 2014.  Those shares issuable under stock options are deemed outstanding for computing the percentage of each person holding options but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 19,082,751 shares outstanding as of September 8, 2014.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	3.6%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	3,597,899	16.6%	17.1%

Anthony Orphanos(3) c/o Blacksmith Advisors, LLC 40 West 57th Street New York, NY 10012	2,174,450	10.9%	11.3%

Danielle Christine Bassani(4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	1,879,477	8.9%	9.2%

Mark A. Smith(5)	2,545,702	12.0%	12.4%

Edward T. Schafer(6)	758,254	3.7%	3.7%

Jon Northrop(7)	433,221	2.2%	2.2%

All executive officers, directors and significant employees as a group (4 persons)	7,335,076	30.5%	31.4%

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

(2)

Includes 5,624 shares, 725,000 shares underlying options and 1,150,000 shares underlying warrants held directly by Mr. Bassani; 30,000 shares underlying warrants owned jointly with Mr. Bassani’s wife; 354,342 shares and 25,000 shares underlying warrants held by Mr. Bassani's  wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife.  Also includes 468,000 shares owned by Mr. Bassani's daughter, Danielle Bassani.  Mr. Bassani has also been granted 250,000 shares of contingent stock bonuses that are not included in this calculation.  Does not include 600,000 shares, in aggregate, which the Company has committed to issue to Mr. Bassani during 2014-2016.  Does not include units that could be issued on the conversion by Bassani of deferred compensation promissory notes in the amount of $1,285,195.  The maturity date of the promissory notes has been deferred to January 15, 2015, and Bassani has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be $.75 per unit.  Does not include 155,834 shares of common stock that could be issued on the conversion (at the election of Bassani) by Bassani of deferred compensation in the amount of $233,750.  Mr. Bassani disclaims ownership of 1,411,477 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Includes 493,563 shares held directly by Mr. Orphanos plus 188,250 and 10,000 shares, respectively, underlying warrants and options held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and 1,352,374 shares held in IRA accounts.  Not included are 100,000 shares and 1,411,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee and 3,292,198 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 354,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(4)

Represents 1,411,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees and 468,000 shares owned by Danielle Bassani, beneficiary of the trust.

(5)

Includes 911,931 shares held directly by Mark A. Smith; 700,000 shares underlying options held directly by Mr. Smith; 796,500 shares underlying warrants held directly by Mr. Smith; 20,834 shares held jointly with his wife; 53,756 shares held by his wife; and 62,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith.  Does not include 150,000 shares of contingent stock bonuses and 75,000 shares under the Company’s 2006 Consolidated Investment Plan that the Company has committed to issue to Mr. Smith during 2015.  Does not include units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation promissory note in the amount of $780,170.  The due date of this compensation has been deferred to January 15, 2015, and Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1 warrant exercisable at $2.50 per share until December 31, 2016.  The conversion price will be $.75 per unit.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.  Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(6)

Includes 158,254 shares held directly by Mr. Schafer and options to purchase 600,000 shares.  Does not include 25,000 shares of contingent stock bonuses.

(7)

Includes 137,492 shares held directly by Jon Northrop; 16,464 shares owned by Jon Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; and options to purchase 270,000 shares held by Jon Northrop.  Does not include shares owned by the adult children of Jon Northrop.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the employment/consulting agreements, deferred compensation arrangements and conversions of debt described above in Item 1 Business and Item 11 Executive Compensation, there are no related party transactions except that:

The Company executed a non-cancellable operating lease for office space in New York City effective August 1, 2006 and extending to November 30, 2013.  The average monthly rent under the lease is $15,820.  The Company provided the lessor with a letter of credit in the amount of $128,443 in connection with the lease which reduces over the term of the release.  The Company's obligations under the lease are partially guaranteed by Salvatore Zizza, former Chairman of Projects Group. Effective January 1, 2009, Mr. Zizza entered into a Master Sublease with the Company pursuant to which Mr. Zizza became a sublessee and, for a one year initial period, became responsible to make all payments pursuant to the lease and manage the lease premises.  Rental payments from existing sub-tenants are being deposited into a Company bank account and Mr. Zizza has utilized such funds as partial funding of the monthly lease payments. Subsequently, Mr. Zizza exercised his option to continue the Master Sublease for the entire period of the lease.  Mr. Zizza fulfilled his obligations under the Master Sublease during the one year initial period and, therefore, he received the funds from the next release from restricted funds securing the Company's letter of credit approximating $28,000.  If Mr. Zizza exercised the option to continue the Master Sublease for the entire term of the lease, and, therefore, received approximately $57,000 balance of restricted funds securing the letter of credit which was terminated.  The Company no longer has any obligations related to the lease and/or the office space.

No directors of the Company are considered to be independent directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2013 and June 30, 2014 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $59,400 and $59,500, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2013 and June 30, 2014.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2013 and June 30, 2014 were nil and $1,090, respectively.

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

10.92

Pennvest Demand Letter (dated September 25, 2014) – Filed herewith electronically.

21

Subsidiaries of the Registrant. (1)

23.1

Consent of GHP Horwath, P.C., Independent Registered Public Accounting Firm - Filed herewith electronically.

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

31.2

Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

32.1

Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

32.2

Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

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

YEARS ENDED JUNE 30, 2014 AND 2013

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm F-2

Balance sheets F-3

Statements of operations F-4

Statements of changes in equity (deficit) F-5

Statements of cash flows F-6

Notes to consolidated financial statements F-7 - F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended June 30, 2014.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GHP HORWATH, P.C.

Denver, Colorado

September 26, 2014

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2014	2013
ASSETS

Current assets:
Cash	$186,148	$44,666
Restricted cash	-	57,315
Prepaid expenses	17,006	44,812
Subscription receivable (Note 8)	30,000	25,000
Deposits and other receivables	7,108	6,108
Total current assets	240,262	177,901

Property and equipment, net (Note 3)	4,351,153	7,331,020
Total assets	$4,591,415	$7,508,921

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,434,381	$1,010,528
Deferred rent	-	10,929
Loans payable - affiliates (Note 4)	382,458	276,618
Deferred compensation (Note 5)	716,734	520,583
Convertible notes payable – affiliates (Note 7)	1,736,502	-
Loan payable (Note 6)	7,754,000	7,754,000
Total current liabilities	12,024,075	9,572,658

Convertible notes payable – affiliates (Note 7)	-	1,316,478
Total liabilities	12,024,075	10,889,136

Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $26,000 and $24,000, respectively	23,400	21,400

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding,	-	-
Common stock, no par value, 100,000,000 shares authorized, 19,576,619 and 17,673,983 shares issued, respectively; 18,872,310 and
16,969,674 shares outstanding, respectively	-	-
Additional paid-in capital	98,537,032	96,829,488
Accumulated deficit	(106,067,869)	(100,308,856)
Total Bion’s stockholders’ deficit	(7,530,837)	(3,479,368)
Noncontrolling interest	74,777	77,753
Total deficit	(7,456,060)	(3,401,615)
Total liabilities and deficit	$4,591,415	$7,508,921

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013

Revenue	$5,931	$11,862

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	2,269,045	6,874,573
Depreciation	978,798	905,871
Impairment loss on property and equipment (Note 3)	2,000,000	-
Research and development (including stock-based
compensation (Note 8))	134,862	191,709

Total operating expenses	5,382,705	7,972,153

Loss from operations	(5,376,774)	(7,960,291)

Other expense (income):
Interest expense	403,410	289,604
Gain on extinguishment of liabilities (Note 9)	(20,113)	-
Other expense	1,918	-

	385,215	289,604

Net loss	(5,761,989)	(8,249,895)

Net loss attributable to the noncontrolling interest	2,976	6,134

Net loss attributable to Bion	(5,759,013)	(8,243,761)

Dividends on preferred stock	(2,000)	(4,417)

Net loss applicable to Bion's common stockholders	$(5,761,013)	$(8,248,178)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.31)	$(0.48)

Weighted-average number of common shares outstanding:
Basic and diluted	18,636,364	17,315,436

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2014 AND 2013

	Bion's Shareholders'						Non-
	Series C Preferred Stock		Common Stock		Additional	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, July 1, 2012	300	$29,050	16,814,103	$-	$91,177,978	$(92,065,095)	$83,887	$(774,180)

Vesting of options for services	-	-	-	-	455,080	-	-	455,080
Issuance of common stock and stock
bonuses for services	-	-	124,157	-	1,269,390	-	-	1,269,390
Modification of options	-	-	-	-	611,700	-	-	611,700
Issuance of warrants for services	-	-	-	-	36,879	-	-	36,879
Modification of warrants	-	-	-	-	1,893,325	-	-	1,893,325
Sale of units	-	-	508,056	-	1,060,499	-	-	1,060,499
Sale of common stock	-	-	216,000	-	292,375	-	-	292,375
Dividend on Series B preferred stock	-	-	-	-	(2,417)	-	-	(2,417)
Dividend on Series C preferred stock	-	2,000	-	-	(2,000)	-	-	-
Conversion of Series C preferred stock	(300)	(31,050)	11,667	-	36,679	-	-	5,629
Net loss	-	-	-	-	-	(8,243,761)	(6,134)	(8,249,895)
Balances, June 30, 2013	-	-	17,673,983	-	96,829,488	(100,308,856)	77,753	(3,401,615)
Vesting of options for services	-	-	-	-	(204,257)	-	-	(204,257)
Issuance of common stock for services	-	-	360,066	-	307,102	-	-	307,102
Issuance of common stock to satisfy
accounts payable	-	-	13,369	-	19,940	-	-	19,940
Modification of options	-	-	-	-	307,638	-	-	307,638
Issuance of warrants for services
and interest	-	-	-	-	14,046	-	-	14,046
Sale of common stock	-	-	1,279,201	-	967,575	-	-	967,575
Dividend on Series B preferred stock	-	-	-	-	(2,000)	-	-	(2,000)
Conversion of debt	-	-	250,000	-	297,500	-	-	297,500
Net loss	-	-	-	-	-	(5,759,013)	(2,976)	(5,761,989)
Balances, June 30, 2014	-	$-	19,576,619	$-	$98,537,032	$(106,067,869)	$74,777	$(7,456,060)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,761,989)	$(8,249,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	1,919	-
Depreciation expense	978,798	905,871
Impairment loss on property and equipment	2,000,000	-
Accrued interest on deferred compensation and other	360,326	223,292
Stock-based compensation	397,780	4,266,374
Decrease (increase) in prepaid expenses	27,806	(2,105)
(Increase) decrease in deposits and other receivables	(1,000)	850
Increase in accounts payable and accrued expenses	287,280	209,149
Increase in deferred compensation	728,400	777,550
Decrease in deferred rent	(10,929)	(17,063)
Net cash used in operating activities	(991,609)	(1,885,977)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	57,315	-
Purchase of property and equipment	(850)	(64,189)
Net cash provided (used) in investing activities	56,465	(64,189)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	25,000	-
Proceeds from the sale of units	-	1,060,499
Proceeds from sale of common stock	944,400	270,000
Proceeds from loans payable – affiliates	185,149	295,000
Share issuance costs	(6,825)	-
Redemption of Series B preferred shares	-	(25,000)
Payment of loans payable – affiliates	(71,098)	-
Payment of commissions on equity transactions	-	(2,742)
Payment of Series B preferred dividends	-	(2,917)
Net cash provided by financing activities	1,076,626	1,594,840

Net increase (decrease) in cash	141,482	(355,326)

Cash at beginning of period	44,666	399,992

Cash at end of period	$186,148	$44,666

Supplemental disclosure of cash flow information:
Cash paid for interest, including nil and $15,793 of capitalized interest	$1,098	$98,747

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$2,000	$2,417
Series C preferred stock dividends accrued	$-	$2,000
Conversion of Series C preferred to common stock	$-	$36,796
Issuance of common stock to satisfy deferred compensation	$26,749	$-
Issuance of common stock to satisfy accounts payable	$19,940	$-
Issuance of common stock to satisfy convertible notes payable	$297,500	$-
Subscription receivable	$30,000	$25,000

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

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

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period Bion elected not to pursue near-term business opportunities such as retrofitting existing CAFO's with waste management solutions, because management believed such efforts would have diverted scarce management and financial resources and negatively impacted Bion’s ability to complete: 1) re-development of technologies for environmentally sound treatment of CAFO waste streams and 2) development of an integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.  During the 2014 fiscal year the Company increased its research and development activities with focus on creating variations of its technology platform that create additional flexibility, increase recovery of nutrient by-products and to review potential “add-ons” and applications for use in different regulatory environments.  These research and development activities will continue through the 2015 fiscal year.

Bion is now actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above (and below) each require substantial political (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political matters.

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

YEARS ENDED JUNE 30, 2014 AND 2013

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

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement (as amended and supplemented) provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”) together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. To complete these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that it will earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to Kreider  1  and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through  sales of renewable energy generated by the Kreider Phase 2 system. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.  A significant portion of Bion’s research and development activities is currently taking place at the Kreider 1 facility.

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has engaged in on-and-off negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014 (Note 3).  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days. It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

Development work and technology evaluation, including amended credit certification and negotiations with potential joint venture partners, continues related to the details of the second phase of the Kreider project. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during 2015. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay states) and in Wisconsin and at the federal level (the Environmental Protection Agency (“EPA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively.  At June 30, 2014, the Company has a working capital deficit and a stockholders’ deficit of approximately $11,784,000 and $7,531,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2014 and 2013, the Company received total proceeds of $944,400 and $1,330,499, respectively, from the sale of its equity securities. Proceeds during the 2014 and 2013 fiscal years have been lower than in earlier years and accordingly has negatively impacted the Company’s business development efforts.

During the year ended June 30, 2014, the Company sold 400,000 shares of the Company’s restricted common stock at $1.25 per share for proceeds of $500,000.  During the year ended June 30, 2014, the Company also sold 592,534 shares of the Company’s restricted common stock at $0.75 per share for gross proceeds of $474,400, with net proceeds of $467,575 (including subscriptions receivable of $30,000 for 40,000 shares at June 30, 2014, received in July 2014).  In addition, the Company issued 266,667 shares of the Company’s restricted common stock resulting from the terms in the subscription agreements related to the sale of the 400,000 shares, that required additional shares be issued if the Company sold stock at a price lower than $1.25 per share.

During the year ended June 30, 2014 the Company entered into promissory note agreements with two affiliates of the Company whereby the affiliates have agreed to lend up to $75,000 each for working capital needs.  As of June 30, 2014, the Company has borrowed $135,000 under these notes.

During fiscal years 2014 and 2013, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company has made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal years 2013 and 2014.  If the Company does not have greater success in its efforts to raise needed funds during fiscal 2015 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

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

Property and equipment:

Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years.  The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects.  The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized based on the amount by which the carrying value of the assets or asset group exceeds its estimated fair value, and is recognized as a loss from operations.

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

YEARS ENDED JUNE 30, 2014 AND 2013

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

As of June 30, 2014, property and equipment was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in impairment (Note 3).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

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

The Company is no longer subject to U.S. federal and state tax examinations for fiscal years before 2009.  Management does not believe there will be any material changes in the Company’s unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2014, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2014 and 2013.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the years ended June 30, 2014 and 2013, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2014	June 30, 2013
Warrants	7,622,653	7,126,235
Options	4,258,870	5,261,145
Convertible debt	2,820,157	1,196,182
Convertible preferred stock	13,000	12,000

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2014 and 2013:

	Year ended June 30, 2014	Year ended June 30, 2013
Shares issued – beginning of period	17,673,983	16,814,103
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	16,969,674	16,109,794
Weighted average shares for fully vested stock bonuses (Note 8)	840,000	821,507
Weighted average shares issued during the period	826,690	384,135
Basic weighted average shares – end of period	18,636,364	17,315,436

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

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

	June 30, 2014	June 30, 2013
Machinery and equipment	$4,111,001	$5,432,947
Buildings and structures	1,947,701	2,574,010
Leasehold improvements	-	31,336
Furniture	-	28,932
Computers and office equipment	183,809	243,058
	6,242,511	8,310,283
Less accumulated depreciation	(1,891,358)	(979,263)
	$4,351,153	$7,331,020

During the year ended June 30, 2013, Kreider 1 was placed into service and the capitalized costs of $8,219,617 were allocated among its separately identifiable components.  Depreciation expense was $978,798 and $905,871 for the years ended June 30, 2014 and 2013, respectively.

Management reviewed property and equipment for impairment as of June 30, 2014 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows.  Management estimated the fair value of the property and equipment based on the discounted cash flow method, and determined that $2,000,000 of the property and equipment was impaired.

4.

LOANS PAYABLE - AFFILIATES:

As of June 30, 2014, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), has loaned the Company $200,000 for fiscal year 2013 working capital needs (“FY 2013 Loan”).  The FY 2013 Loan bears interest at 8% per annum and was payable on August 31, 2013.  The due date of the FY 2013 Loan plus accrued interest was extended to September 30, 2013.  Subsequent to September 30, 2013, the FY 2013 Loan was extended to January 1, 2014 and then further extended to April 30, 2014 and then again to July 1, 2014. During September 2014, the maturity date of the FY 2013 Loan was extended to January 1, 2015.  Conversion terms substantially identical to those described in Note 7 have been added to the terms of the FY 2013 Loan.  Interest expense related to the FY 2013 Loan was $16,318 and $6,618 for the years ended June 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, Bassani loaned the Company $19,000 (“November Note”).  The November Note bears interest at 8% per annum and was payable on February 28, 2014, but was extended to April 30, 2014, and then further extended to July 1, 2014.  During September 2014, the maturity date of the November Note was extended to January 1, 2015.  Interest expense related to the November Note was $904 and nil for the years ended June 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, the Company entered into promissory note agreements (“December Notes”) with Bassani and a major shareholder (“Shareholder”) whereby Bassani and Shareholder agreed to lend the Company up to $75,000 each for working capital needs.  The December Notes bear interest at 8% per annum and were payable on March 31, 2014.  However, since the Company did not have sufficient funds for working capital needs to allow repayment of the December Notes on March 31, 2014, the maturity date of the December Notes was extended for three months; which process may be repeated up to three additional times with the maturity date extended to a date as late as December 31, 2014.  In consideration for the December Notes, the Company issued warrants to purchase up to 18,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018 (proportionately reduced if the December Notes are funded for less than the $75,000 maximum).  Additional warrants (in the same amount and terms) will be issued upon each extension of the maturity date of the December Notes.  The warrants will vest immediately upon issuance.  As of June 30, 2014, Bassani and Shareholder had loaned the Company $60,000 and $75,000, respectively, under the terms of the December Notes.  Interest expense related to the December Notes was $5,211 and nil for the years ended June 30, 2014 and 2013, respectively.  The maturity date of the December Notes has been extended to September 30, 2014.  During the year ended June 30, 2014, the Company issued 105,000 warrants to purchase 105,000 shares of the Company’s common stock at $0.85 per share and has recorded interest expense of $10,500 and nil for the years ended June 30, 2014 and 2013, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

During the year ended June 30, 2014, Mark A. Smith (“Smith”), the Company’s President loaned the Company $10,000 for working capital needs.  The loan was non-interest bearing and has been added to Smith’s convertible note payable (Note 7).

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, two employees and two former employees, aggregate deferred compensation of $485,734 as of June 30, 2014 (subject to the outcome of pending litigation – see Note 13).  The majority of the balance is payable dependent upon the cash reserves of the Company and $984 was paid by the issuance of 807 shares of the Company’s common shares in July 2014.

As of June 30, 2014, the Company owed Bassani deferred compensation of $231,000 including interest of $66,000, which was due and payable on July 1, 2014 but has been extended until January 1, 2015. The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

6.

LOAN PAYABLE:

As of June 30, 2014, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $197,494 for each of the years ended June 30, 2014 and 2013, of which nil and $15,793 has been capitalized as a cost of Kreider 1 for the years ended June 30, 2014 and 2013, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2014. Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days. It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

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

7.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith have agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The agreements have been evidenced in the form of convertible promissory notes (“Convertible Notes”).  During the year ended June 30, 2014, Bassani and Smith have agreed to continue to defer their cash compensation up to July 1, 2014.  During September 2014, Bassani and Smith have agreed to continue to defer their cash compensation up to January 1, 2015.

The Convertible Notes accrue interest at 8% per annum and are due and payable on January 15, 2015. The Convertible Notes (including accrued interest) of $742,057 and $994,445 at June 30, 2014 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $1.25 per Unit until January 15, 2015. The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  As the original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements, no beneficial conversion feature exists at June 30, 2014.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest is the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015. As of June 30, 2014, the lowest price at which the Company had sold its common stock during the relevant period is $0.75 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. During the year ended June 30, 2014, Smith elected to convert $187,500 of his Convertible Note, at a conversion price of $0.75, into 250,000 Units consisting of 250,000 shares of the Company’s common stock and 250,000 warrants.  As of June 30, 2014, the Company owes Smith, $742,057 under the terms of his Convertible Note.  The Convertible Note is comprised of deferred compensation of $671,468 and accrued interest of $70,589.  During the year ended June 30, 2014, Bassani elected to convert $110,000 of his Convertible Note, at a conversion price of $0.84, into 130,953 Units consisting of 130,953 shares of the Company’s common stock (which were not issued as of June 30, 2014) and 130,953 warrants.  As of June 30, 2014, the Company owes Bassani, $994,445, comprised of deferred compensation of $878,000 and accrued interest of $116,445, under the terms of his Convertible Note.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the year ended June 30, 2012.  In consideration of these agreements, Bassani and Smith: a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses (see Note 13 for further details); b) warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions) and c) other modifications have been made to existing agreements.

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

During the year ended June 30, 2013 the Company redeemed 250 shares of its Series B Preferred stock plus accrued dividends of $2,500 for $27,500.  The remaining 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed as of September 23, 2014.

During the years ended June 30, 2014 and 2013, the Company declared dividends of $2,000 and $2,417 respectively.  At June 30, 2014, accrued dividends payable are $6,000.

Series C Preferred stock:

At July 1, 2012 the Company had 300 shares of Series C Preferred stock outstanding, which have a par value of $0.01 per share and were convertible at the option of the holder at any time from the date of issuance, into shares of the Company’s common stock calculated by dividing the sum of the $100 per share purchase price plus any accrued and unpaid dividends by $4.00 (the Conversion Rate), provided the shares have not been redeemed into common shares by the Company at is sole election.

During the year ended June 30, 2012, the Company offered its Series C Preferred stockholders the ability to participate in a Series C Preferred Stock Conversion Subscription Agreement (“Series C Conversion Agreement”) pursuant to which the Series C Preferred stockholders agreed to convert Series C Preferred shares plus accrued dividends into restricted common stock of the Company at a conversion price of $3.00 per share.  The conversion price of $3.00 per share represented a $1.00 per share reduction from the original terms of the Series C Preferred stock and due to the limited time in which the Series C stockholders had to subscribe to the Series C Conversion Agreement, the reduction in the conversion price was accounted for as an inducement. Pursuant to the Series C Conversion Agreement the Company paid fees to any licensed/registered broker(s)/advisor(s) who assisted in the conversion process and issued one warrant for each 10 shares received by the participating Series C stockholders.  Each warrant allows for the purchase of one share of the Company’s restricted common stock at $3.10 per share until expiration on December 31, 2014.

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

YEARS ENDED JUNE 30, 2014 AND 2013

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

During the years ended June 30, 2014 and 2013, the Company declared dividends of nil and $2,000 respectively.  At June 30, 2014 dividends payable are nil.

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

During the year ended June 30, 2013, the Company granted Bassani and Smith shares of the Company’s common stock as bonuses for signing extensions to their employment agreements. Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 1, 2015 and 2016, respectively.  Smith will be issued 150,000 shares of the Company’s common shares in two tranches of 75,000 shares on each of January 15, 2014 (issued) and 2015, respectively.  The Company recorded non-cash compensation of $585,000 and $292,500 related to the future stock issuances to Bassani and Smith, respectively, as the bonuses were fully vested upon grant date during the year ended June 30, 2013.

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

YEARS ENDED JUNE 30, 2014 AND 2013

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

During the year ended June 30, 2013, the Company sold 216,000 shares of the Company’s restricted common stock for total net proceeds of $292,375 (including subscriptions receivable of $25,000 for 20,000 shares at June 30, 2013, all of which was received in July 2013).

During the year ended June 30, 2014, the Company issued 360,066 shares of the Company’s common stock at prices ranging from $0.75 to $1.85 per share for consulting services valued at $307,102, in the aggregate, to consultants and employees, including 120,000 shares of fully vested bonus shares granted to Mr. Smith in fiscal years 2012 and 2013 which were expensed at grant date.

During the year ended June 30, 2014, the Company issued 13,369 shares of the Company’s common stock at prices ranging from $1.46 to $1.51 per share for accounts payable of $19,940.

During the year ended June 30, 2014, the Company issued 250,000 shares of the Company’s common stock upon Smith’s and Bassani’s election to convert $187,500 and $110,000, respectively, of their convertible notes payable – affiliate into Units at conversion prices of $0.75 and $0.84 per Unit, respectively (Note 7).

During the year ended June 30, 2014, the Company sold 592,534 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $474,400, net proceeds of $467,575 (including subscriptions receivable of $30,000 for 40,000 shares at June 30, 2014, all of which was received in July 2014).

During the year ended June 30, 2014, the Company sold 400,000 shares of the Company’s restricted common stock at $1.25 per share for total net proceeds of $500,000.  The subscription agreement for the sale of these shares included a provision whereby the subscription agreement would be modified if the Company issued securities on more favorable terms prior to December 31, 2014.  As such the Company issued an additional 266,667 common shares to the subscriber during the year ended June 30, 2014 due to the sale of common stock at $0.75 per share.

The Company also issued 20,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $25,000 during the year ended June 30, 2014.

Warrants:

As of June 30, 2014, the Company had approximately 7.6 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.18, and the weighted-average remaining contractual life as of June 30, 2014 is 3.75 years.

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

YEARS ENDED JUNE 30, 2014 AND 2013

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

During the year ended June 30, 2013 the Company agreed to extend the expiration date of 166,500 warrants owned by Bassani and Smith (and their respective donees) (Note 7 and 13) which were scheduled to expire prior to December 31, 2018 to that date.  The company recorded expense related to the modification of the warrants of $8,325 for the year ended June 30, 2013.

As of June 30, 2013, 5,419,324 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani, Smith and Schafer (Note 13).  The modification of the warrants under the execution/exercise bonuses for Smith and Bassani resulted in an incremental non-cash compensation expense of approximately $1,885,000 for the year ended June 30, 2013.

During the year ended June 30, 2014 warrants to purchase 35,465 shares of the Company’s common stock at prices ranging from $1.12 to $1.71 per share were issued pursuant to an agreement with a consultant.  The warrants were determined to have a fair value of $0.10 per warrant and expire five years from date of issuance.  The Company recorded non-cash compensation expense of $3,546 related to the warrant issuances.  The Company entered into an agreement with the consultant whereby the 35,465 warrants issued during the year ended June 30, 2014 and 38,786 warrants previously issued carry an exercise bonus equal to 75% of the exercise price to be offset against the exercise price if exercised after 24 months from the issuance of the warrants.

During the year ended June 30, 2014, warrants to purchase 105,000 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder (Note 4). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded interest expense of $10,500 related to the warrant issuances.

During the year ended June 30, 2014, the Company issued 250,000 warrants to purchase common stock of the Company at $2.50 per share with December 31, 2018 expiry dates, due to Smith’s election to convert $187,500 of his convertible note payable – affiliate into Units at a conversion price of  $0.75 per Unit (Note 7).

During the year ended June 30, 2014, the Company issued 130,953 warrants to purchase common stock of the Company at $2.50 per share with December 31, 2018 expiry dates, due to Bassani’s election to convert $110,000 of his convertible note payable – affiliate into Units at a conversion price of $0.84 per Unit (Note 7).

During the year ended June 30, 2014, warrants to purchase 25,000 common stock of the Company at $2.00 per share expired.

As of June 30, 2014, 5,874,528 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani and Smith (Note 13).

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended effective May 1, 2014, provides for the issuance of options to purchase up to 17,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

In May 2013, the Company entered into an agreement with an officer of the Company (Notes 7 and 12) which entitled the employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulted in incremental non-cash compensation expense of approximately $49,700 for the year ended June 30, 2013.

The Company entered into agreements with Smith and Bassani, pursuant to which each is entitled to execution/exercise bonuses. The modification of the options for Smith and Bassani under the execution/exercise bonuses resulted in an incremental non-cash compensation expense of approximately $562,000 for the year ended June 30, 2013.

In July 2013, the Company entered into an agreement with a terminated employee which entitled the former employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $97,125 for the year ended June 30, 2014.

During the year ended June 30, 2014, the Company entered into agreements with Schafer and a board member, pursuant to which each is entitled to execution/exercise bonuses identical to those previously offered to Bassani and Smith (Note 12). The modification of the options for Schafer and the board member resulted in incremental non-cash compensation expense of $210,513 for the year ended June 30, 2014. As of June 30, 2014, 2,295,000 of the outstanding options of the Company are subject to execution/exercise bonuses.

The Company recorded compensation expense/(credits) related to employee stock options of $(204,257) and $455,080 for the years ended June 30, 2014 and 2013, respectively.  The Company granted 97,725 and 150,000 options during the years ended June 30, 2014 and 2013, respectively. During the year ended June 30, 2014, 200,000 options were forfeited and 900,000 options expired.

The fair value of the options granted during the years ended June 30, 2014 and 2013 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, June 30, 2014	Range, June 30, 2014	Weighted average, June 30, 2013	Range, June 30, 2013
Volatility	54%	49%-65%	66%	60%-68%
Dividend yield	-	-	-	-
Risk-free interest rate	0.95%	0.59%-1.69%	0.32%	0.31%-0.34%
Expected term (years)	3.29	2.63-4.67	3.05	2.66-3.25

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2014 is as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2012	5,111,145	$2.86	4.6	-
Granted	150,000	2.10
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2013	5,261,145	2.84	4.0	-
Granted	97,725	1.35
Exercised	-	-
Forfeited	(200,000)	3.00
Expired	(900,000)	2.84
Outstanding at June 30, 2014	4,258,870	$2.81	3.2	$10,500
Exercisable at June 30, 2014	4,258,870	$2.81	3.2	$10,500

The following table presents information relating to nonvested stock options as of June 30, 2014:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2013	325,000	$ 1.86
Granted	97,725	0.58
Vested	(222,725)	(1.08)
Forfeited	(200,000)	(2.10)
Nonvested at June 30, 2014	-	$ -

The total fair value of stock options that vested during the years ended June 30, 2014 and 2013 was $54,022 and $599,650, respectively.  As of June 30, 2014, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2014 and 2013 are as follows:

	Year ended June 30, 2014	Year ended June 30, 2013
General and administrative:
Fair value of stock/warrant bonuses expensed	$ -	$1,159,575
Fair value of stock issued to an employee	94,998	99,996
Change in fair value from modification of option terms	307,638	2,496,700
Fair value of stock options (credited)/expensed	(87,517)	416,804
Total	$ 315,119	$4,173,075

Research and development:
Fair value of stock options (credited)/expensed	$ (116,739)	$ 38,276
Total	$ (116,739)	$ 38,276

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

9.

GAIN ON EXTINGUISHMENT OF LIABILITIES:

During the year ended June 30, 2014, the Company recognized other income due to the extinguishment of liabilities of $20,113, resulting from the legal release of certain accounts payable.  These accounts payable, which related to business activities of the Company discontinued during the 2008 fiscal year, were outstanding for 5-6 years and the vendor had made no attempt to collect these amounts from the Company over the past several years.  The extinguishment of liabilities was recorded after a review of the statute of limitations in the state in which the original liability was incurred.

10.

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

11.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2014 and 2013 is as follows:

	2014	2013
Expected income tax benefit at statutory rate	$ (1,959,000)	$(2,805,000)
State taxes, net of federal benefit	(177,000)	(252,000)
Permanent differences and other	(19,000)	(28,000)
Change in valuation allowance	2,155,000	3,085,000
Income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $48,401,000 as of June 30, 2014.  These NOLs expire on various dates through 2034.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2014 and 2013 are estimated as follows:

	2014	2013
NOLs – noncurrent	$ 18,392,000	$ 17,479,000
Stock-based compensation - current	4,832,000	4,684,000
Property and equipment – noncurrent	741,000	-
Deferred compensation - noncurrent	1,036,000	683,000
	25,001,000	22,846,000
Valuation allowance	(25,001,000)	(22,846,000)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

12.

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

13.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred.  In addition, 90,000 shares of the Company’s common stock would be issued to Smith in two tranches of 45,000 shares on each of January 15, 2013 (issued) and 2014 (issued), respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Smith’s monthly salary became $21,000, until March 2014, at which time Smith agreed to a temporary reduction in monthly salary to $14,000 (which is currently being deferred).  In addition, the extension provides that Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 (issued) and 2015 (to be issued), which shares vested immediately.  The Company recorded expense of $292,500 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). During September 2014, Smith agreed to continue his employment agreement through January 1, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred).  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.  The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  The extension provided that

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested.  The Company recorded expense of $585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.  During September 2014, Bassani agreed to extend his employment agreement until January 1, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares, that were to be issued on January 15, 2015, would be deferred until January 15, 2016.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, in which Bassani and Smith have agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the terms set forth in Note 7.  In May 2014, Bassani and Smith have agreed to continue to defer their respective cash compensation through July 1, 2014.  The Company has provided Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.  As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made.

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

YEARS ENDED JUNE 30, 2014 AND 2013

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

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris will act as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 through July 1, 2011, and $180,000 thereafter.  Mr. Morris’ services were terminated effective November 30, 2013.  The Company has accrued expenses of $75,000 related to this termination, which is included in accrued liabilities as of June 30, 2014.  The Company has also accrued deferred compensation and a deferred bonus and interest totaling approximately $186,000 for Mr. Morris as of June 30, 2014.  The Company’s obligation to pay these sums to Mr. Morris is subject to the outcome of litigation initiated by Mr. Morris during May 2014 (see Litigation below).

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom, pursuant to which Mr. Bloom, the Company’s Chief Engineering Officer, will act as Vice President-Engineering of the Company through January 31, 2016 at an annual salary of $180,000.  Mr. Bloom’s services were terminated effective November 30, 2013. The Company has accrued expense of $75,000 related to this termination, which is included in accrued liabilities as of June 30, 2014.  The Company has also accrued deferred compensation and a deferred bonus totaling approximately $120,000 for Mr. Bloom as of June 30, 2014.

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses to its key employees and consultants.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of June 30, 2014, 227,500 and 65,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.  The Company has also granted 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively, to one if its employees in consideration for an employment agreement extension effective January 1, 2012.

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

YEARS ENDED JUNE 30, 2014 AND 2013

extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period.

During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to one of the Company’s board members.

Litigation:

In May 2014 Mr. Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris seeks payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling approximately $87,000 plus accrued interest (which sums have been accrued as of June 30, 2014, despite the fact that the Company is disputing the obligations) and attorney’s fees and re-instatement of 300,000 options to purchase the Company’s common stock at $2.00 to $3.00 per share until December 31, 2015.  The Company disputes each such claim by Mr. Morris in the litigation and is defending the lawsuit which is in the early discovery stage.  The Company is incurring attorney’s fees (and related costs) in the context of its defense.  The Company does not believe that this litigation will have a material adverse effect on the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Note 1 and Note 6).

The Company currently is not involved in any other material litigation.

14.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2014 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2014 through September 24, 2014 the Company has issued 4,496 shares of the Company’s common shares to an employee and a consultant valued at approximately $4,600.

From July 1, 2014 through September 24, 2014 the Company issued 40,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $30,000.

From July 1, 2014 through September 24, 2014 the Company sold 35,000 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $26,250.

From July 1, 2014 through September 24, 2014 the Company issued 130,953 units (each unit consisting of one share of the Company’s stock and one warrant) for the conversion of $110,000 of convertible notes payable – affiliates at $0.84 per unit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 26, 2014	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 26, 2014
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 26, 2014
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 26, 2014
Jon Northrop

/s/ Edward Schafer	Executive Vice	September 26, 2014
Edward Schafer	Chairman and Director