Form 10-Q
period 2014-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2014-11-07
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 6, 2014, there were 19,790,366 Common Shares issued and 19,086,057 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)

Current assets:
Cash	$88,619	186,148
Prepaid expenses	18,692	17,006
Subscription receivable (Note 8)	-	30,000
Deposits and other receivables	7,108	7,108
Total current assets	114,419	240,262

Property and equipment, net (Note 3)	4,166,269	4,351,153
Total assets	$4,280,688	$4,591,415

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,596,082	$1,434,381
Loans payable - affiliates (Note 4)	389,677	382,458
Deferred compensation (Note 5)	756,859	716,734
Convertible notes payable – affiliates (Note 7)	1,888,291	1,736,502
Loan payable (Note 6)	7,754,000	7,754,000
Total current liabilities	12,384,909	12,024,075

Total liabilities	12,384,909	12,024,075

Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $26,500 and $26,000, respectively	23,900	23,400

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 19,787,068 and 19,576,619 shares issued, respectively; 19,082,759 and
18,872,310 shares outstanding, respectively	-	-
Additional paid-in capital	98,570,729	98,537,032
Accumulated deficit	(106,772,556)	(106,067,869)
Total Bion’s stockholders’ deficit	(8,201,827)	(7,530,837)
Noncontrolling interest	73,706	74,777
Total deficit	(8,128,121)	(7,456,060)
Total liabilities and deficit	$4,280,688	$4,591,415

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	357,341	1,105,004
Depreciation	184,884	245,996
Research and development (including stock-based
compensation (Note 8))	66,586	66,558

Total operating expenses	608,811	1,417,558

Loss from operations	(608,811)	(1,417,558)

Other expense:
Interest expense	96,947	86,111
Other expense	-	1,918

	96,947	88,029

Net loss	(705,758)	(1,505,587)

Net loss attributable to the noncontrolling interest	1,071	1,294

Net loss attributable to Bion	(704,687)	(1,504,293)

Dividends on preferred stock	(500)	(500)

Net loss applicable to Bion's common stockholders	$(705,187)	$(1,504,793)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.04)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	19,817,076	18,055,025

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

THREE MONTHS SEPTEMBER 30, 2014

(UNAUDITED)

	Bion's Shareholders'						Non-
	Series C Preferred Stock		Common Stock		Additional	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, July 1, 2014	-	$-	19,576,619	$-	$98,537,032	$(106,067,869)	$74,777	$(7,456,060)
Issuance of common stock for services	-	-	4,496	-	4,572	-	-	4,572
Issuance of warrants for interest	-	-	-	-	3,375	-	-	3,375
Sale of common stock	-	-	75,000	-	26,250	-	-	26,250
Dividend on Series B preferred stock	-	-	-	-	(500)	-	-	(500)
Conversion of debt	-	-	130,953	-	-	-	-	-
Net loss	-	-	-	-	-	(704,687)	(1,071)	(705,758)
Balances, September 30, 2014	-	$-	19,787,068	$-	$98,570,729	$(106,772,556)	$73,706	$(8,128,121)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(705,758)	$(1,505,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	1,919
Depreciation expense	184,884	245,996
Accrued interest on deferred compensation and other	93,577	86,154
Stock-based compensation	7,947	544,204
(Increase) decrease in prepaid expenses	(1,686)	18,233
Increase in accounts payable and accrued expenses	111,257	57,873
Increase in deferred compensation and convertible notes	156,000	206,583
Decrease in deferred rent	-	(10,929)
Net cash used in operating activities	(153,779)	(355,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	57,315
Net cash provided in investing activities	-	57,315

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	30,000	25,000
Proceeds from sale of common stock	26,250	500,000
Payment of loans payable – affiliates	-	(71,098)
Net cash provided by financing activities	56,250	453,902

Net (decrease) increase in cash	(97,529)	155,663

Cash at beginning of period	186,148	44,666

Cash at end of period	$88,619	$200,329

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,098

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$500	$500

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

Management believes that Bion's technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies), in addition to utilization for remediation of the waste streams of existing CAFOs, allows the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects").

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

Bion has been involved for several years in the very early development and pre-development activities related to an initial Integrated Project in Pennsylvania.  The Company is also involved in pre-development evaluations and discussions regarding opportunities for Integrated Projects in the Northeast, Midwest, and the North Central United States (dairy and/or beef). While all such discussions are still in preliminary stages, multiple meetings and discussions have taken place with local and state level Pennsylvania officials related to the development of a Bion Integrated Project involving a major international livestock entity with existing operations in Pennsylvania.  The Company has also engaged in early stage discussions regarding development of Integrated Projects to meet specific needs of certain international markets (and regarding licensing our technology for use in overseas locations).

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has engaged in on-and-off negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter.  However, it is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

Development work and technology evaluation, including amended credit certification and negotiations with potential joint venture partners, continues related to the details of the second phase of the Kreider project which primarily relates to treatment of the wastes from Kreider’s poultry operations. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during 2015. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions.

The limited development of the nutrient reduction market in Pennsylvania has led Bion to redeploy some of its limited resources from its efforts in Pennsylvania to its initiatives in the Great Lakes and Midwest states with current efforts being most advanced in Wisconsin which passed legislation (signed by its governor on April 23, 2014) that provides a policy and regulatory framework to reduce nutrient compliance costs through a collaborative effort by public and private sectors.  The Company has engaged in discussions with various stakeholders in Wisconsin including state and local government officials and agencies, wastewater authorities and agricultural industry entities.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively, and a net loss of approximately $706,000 for the three months ended September 30, 2014.  At September 30, 2014, the Company has a working capital deficit and a stockholders’ deficit of approximately $12,270,000 and $8,202,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2014 and 2013, the Company received total proceeds of $944,400 and $1,330,499, respectively, from the sale of its equity securities. Proceeds during the 2014 and 2013 fiscal years have been lower than in earlier years, which has negatively impacted the Company’s business development efforts.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

During the three months ended September 30, 2014, the Company sold 35,000 shares of the Company’s common stock at $0.75 per share for proceeds of $26,250.  The Company also issued 40,000 shares of the Company’s common stock upon receipt of its subscription receivable of $30,000.

During the year ended June 30, 2014 the Company entered into promissory note agreements with two affiliates of the Company whereby the affiliates have agreed to lend up to $75,000 each for working capital needs.  As of September 30, 2014, the Company has borrowed $135,000 under these notes.

During fiscal years 2014 and 2013 and through the three months ended September 30, 2014, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company has made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal years 2013 and 2014 and for the three months ended September 30, 2014.  If the Company does not have greater success in its efforts to raise needed funds during fiscal 2015 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

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

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2014, and the results of operations and cash flows of the Company for the three months ended September 30, 2014 and 2013.  Operating results for the three months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the three months ended September 30, 2014 and 2013, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	September 30, 2014	September 30, 2013
Warrants	7,656,403	7,140,271
Options	4,258,870	5,328,870
Convertible debt	3,153,936	1,333,284
Convertible preferred stock	13,250	12,250

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2014 and 2013:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

	Three months ended September 30, 2014	Three months ended September 30, 2013
Shares issued – beginning of period	19,579,619	17,673,983
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	18,872,310	16,969,674
Weighted average shares for fully vested stock bonuses (Note 8)	840,000	840,000
Weighted average shares issued during the period	104,766	245,351
Basic weighted average shares – end of period	19,817,076	18,055,025

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluation this new standard and the potential impact this standard may have upon adoption.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	September 30, 2014	June 30, 2014
Machinery and equipment	$4,111,001	$4,111,001
Buildings and structures	1,947,701	1,947,701
Computers and office equipment	183,809	183,809
	6,242,511	6,242,511
Less accumulated depreciation	(2,076,242)	(1,891,358)
	$4,166,269	$4,351,153

Management reviewed property and equipment for impairment as of June 30, 2014 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows.  Management estimated the fair value of the property and equipment based on the discounted cash flow method, and determined that $2,000,000 of the property and equipment was impaired as of June 30, 2014.  As of September 30, 2014, management believes no additional impairment has occurred.

Depreciation expense was $184,884 and $245,996 for the three months ended September 30, 2014 and 2013, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

4.

LOANS PAYABLE - AFFILIATES:

As of September 30, 2014, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), has loaned the Company $200,000 for fiscal year 2013 working capital needs (“FY 2013 Loan”).  The FY 2013 Loan bears interest at 8% per annum and was payable on August 31, 2013. The due date of the FY 2013 Loan plus accrued interest was extended to September 30, 2013. Subsequent to September 30, 2013, the FY 2013 Loan was extended to January 1, 2014 and then further extended to April 30, 2014 and then again to July 1, 2014. During September 2014, the maturity date of the FY 2013 Loan was extended to January 1, 2015.  Conversion terms substantially identical to those described in Note 7 have been added to the terms of the FY 2013 Loan.  Interest expense related to the FY 2013 Loan was $4,113 and $4,619 for the three months ended September 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, Bassani loaned the Company $19,000 (“November Note”). The November Note bears interest at 8% per annum and was payable on February 28, 2014, but was extended to April 30, 2014, and then further extended to July 1, 2014.  During September 2014, the maturity date of the November Note was extended to January 1, 2015.  Interest expense related to the November Note was $383 and nil for the three months ended September 30, 2014 and 2013, respectively.

During the year ended June 30, 2014, the Company entered into promissory note agreements (“December Notes”) with Bassani and a major shareholder (“Shareholder”) whereby Bassani and Shareholder agreed to lend the Company up to $75,000 each for working capital needs.  The December Notes bear interest at 8% per annum and were payable on March 31, 2014.  However, since the Company did not have sufficient funds for working capital needs to allow repayment of the December Notes on March 31, 2014, the maturity date of the December Notes was extended for three months; which process may be repeated up to three additional times with the maturity date extended to a date as late as December 31, 2014.  In consideration for the December Notes, the Company issued warrants to purchase up to 18,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018 (proportionately reduced if the December Notes are funded for less than the $75,000 maximum).  Additional warrants (in the same amount and terms) will be issued upon each extension of the maturity date of the December Notes.  The warrants will vest immediately upon issuance.  As of September 30, 2014, Bassani and Shareholder had loaned the Company $60,000 and $75,000, respectively, under the terms of the December Notes.  Interest expense related to the December Notes was $2,722 and nil for the three months ended September 30, 2014 and 2013, respectively.  The maturity date of the December Notes has been extended to December 31, 2014. During the three months ended September 30, 2014, the Company issued 33,750 warrants to purchase 33,750 shares of the Company’s common stock at $0.85 per share and has recorded interest expense of $3,375 and nil for the three months ended September 30, 2014 and 2013, respectively.

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, two employees and two former employees, aggregate deferred compensation of $521,734 as of September 30, 2014 (subject to the outcome of pending litigation – see Note 9).  The majority of the balance is payable dependent upon the cash reserves of the Company and $984 was paid by the issuance of 1,330 shares of the Company’s common shares in October 2014.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

As of September 30, 2014, the Company owed Bassani deferred compensation of $235,125 including interest of $70,125, which was due and payable on July 1, 2014 but has been extended until January 1, 2015.  The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

6.

LOAN PAYABLE:

As of September 30, 2014, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for each of the three months ended September 30, 2014 and 2013, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2014.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter.  However, it is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

In connection with the Pennvest Loan financing documents, the Company provided a ‘technology guaranty’ regarding nutrient reduction performance of Kreider 1 which was structured to expire when Kreider 1’s nutrient reduction performance had been demonstrated. On August 1, 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System had surpassed the requisite performance criteria and that the Company’s ‘technology guaranty’ was met. As a result, the Pennvest Loan is solely an obligation of PA-1.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

The Convertible Notes accrue interest at 8% per annum and are due and payable on January 15, 2015.  The Convertible Notes (including accrued interest) of $797,766 and $1,090,525 at September 30, 2014 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $1.25 per Unit until January 15, 2015.  The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  The original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements, therefore no beneficial conversion feature exists. Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest is the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015. As of September 30, 2014, the lowest price at which the Company had sold its common stock during the relevant period is $0.75 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of September 30, 2014, the Company owes Smith, $797,766 under the terms of his Convertible Note. The Convertible Note is comprised of deferred compensation of $713,468 and accrued interest of $84,298.  During the year ended June 30, 2014, Bassani elected to convert $110,000 of his Convertible Note, at a conversion price of $0.84, into 130,953 Units consisting of 130,953 shares of the Company’s common stock which were issued during the three months ended September 30, 2014 and 130,953 warrants (which were issued during the year ended June 30, 2014).  As of September 30, 2014, the Company owes Bassani, $1,090,525, comprised of deferred compensation of $956,000 and accrued interest of $134,525, under the terms of his Convertible Note.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to the year ended June 30, 2012.  In consideration of these agreements, Bassani and Smith: a) have been granted 50% ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses (see Note 9 for further details); b) warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions) and c) other modifications have been made to existing agreements.

8.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

At July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter.  The Series B Preferred stock is mandatorily redeemable at $2.00 per share by the Company three years after issuance and accordingly was classified outside of shareholders’ equity.

During the years ended June 30, 2014 and 2013, the Company declared dividends of $2,000 and $2,417 respectively.  During the three months ended September 30, 2014, the Company declared dividends of $500.  At September 30, 2014, accrued dividends payable are $6,500.

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

During the three months ended September 30, 2014, the Company issued 4,496 shares of the Company’s common stock at prices ranging from $0.90 to $1.22 per share for services valued at $4,572, in the aggregate, to a consultant and an employee.

During the three months ended September 30, 2014, the Company issued 130,953 shares of the Company’s common stock upon Bassani’s fiscal year 2014 election to convert $110,000, of his convertible notes payable – affiliate into Units at a conversion price of $0.84 per Unit (Note 7).

During the three months ended September 30, 2014, the Company sold 35,000 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $26,250.

The Company also issued 40,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $30,000 during the three months ended September 30, 2014.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

Warrants:

As of September 30, 2014, the Company had approximately 7.7 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.17, and the weighted-average remaining contractual life as of September 30, 2014 is 3.5 years.

During the three months ended September 30, 2014, warrants to purchase 33,750 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder (Note 4). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded interest expense of $3,375 related to the warrant issuances.

As of September 30, 2014, 5,919,528 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani and Smith (Note 9).

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

The Company recorded compensation expense related to employee stock options of nil and $85,858 for the three months ended September 30, 2014 and 2013, respectively.  The Company granted nil and 67,725 options during the three months ended September 30, 2014 and 2013, respectively.

The fair value of the options granted during the three months ended September 30, 2013 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, September 30, 2013	Range, September 30, 2013
Volatility	49%	49%-50%
Dividend yield	-	-
Risk-free interest rate	0.62%	0.59%-0.68%
Expected term (years)	2.68	2.63-2.71

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

A summary of option activity under the 2006 Plan for the three months ended September 30, 2014 is as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2014	4,258,870	2.81	3.2	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2014	4,258,870	$2.81	2.9	$ -
Exercisable at September 30, 2014	4,258,870	$2.81	2.9	$ -

The total fair value of stock options that vested during the three months ended September 30, 2014 and 2013 was nil and $34,822, respectively.  As of September 30, 2014, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30, 2014	Three months ended September 30, 2013
General and administrative:
Fair value of stock issued to an employee	$ -	$ 69,999
Change in fair value from modification of option terms	-	307,638
Fair value of stock options expensed	-	68,210
Total	$ -	$ 445,847

Research and development:
Fair value of stock options expensed	$ -	$ 17,648
Total	$ -	$ 17,648

9.

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

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

During January 2012, the Company approved an employment agreement contract extension effective January 1, 2012 with Craig Scott pursuant to which he continued to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2012, at an annual salary of $144,000. In consideration for his extension agreement, Mr. Scott was granted 75,000 options to purchase shares of the Company’s common shares at $2.75 per share with an expiration date of December 31, 2016, 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively, and an extension of the expiration dates all his existing warrants and options as of January 1, 2012 until December 31, 2016. Mr. Scott currently works for the Company on a month-to-month basis and beginning August 1, 2013 is receiving his compensation in common stock of the Company and/or debt of the Company which may only be repaid by conversion into common stock of the Company.

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses to its key employees and consultants.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of September 30, 2014, 227,500 and 65,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.  The Company has also granted 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively, to one if its employees in consideration for an employment agreement extension effective January 1, 2012.

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

THREE MONTHS ENDED SEPTEMBER 30, 2014

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

Litigation:

In May 2014 Mr. Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v. Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris seeks payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling approximately $87,000 plus accrued interest (which sums have been accrued as of September 30, 2014, notwithstanding the fact that the Company is disputing the obligations) and attorney’s fees and re-instatement of 300,000 options to purchase the Company’s common stock at $2.00 to $3.00 per share until December 31, 2015.  The Company disputes each such claim by Mr. Morris in the litigation and is defending the lawsuit which is in the early discovery stage.  The Company is incurring attorney’s fees (and related costs) in the context of its defense.  The Company does not believe that this litigation will have a material adverse effect on the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Note 1 and Note 6).

The Company currently is not involved in any other material litigation.

10.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2014 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2014 through November 6, 2014 the Company has issued 3,298 shares of the Company’s common shares to an employee valued at approximately $2,000.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, and/or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and/or long term material adverse effects by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See our Form 10-K (period ended June 30, 2014) for more details regarding these risk factors.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2014.

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

As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 18 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter.  However, it is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

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

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, other Chesapeake Bay states and in Wisconsin and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Activity related to such legislation has recently re-commenced with increased stakeholder support and Bion believes such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during 2015 but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy. Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

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

The Company’s audited financial statements for the years ended June 30, 2014 and 2013 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses of approximately $706,000 and $1,506,000 for the three months ended September 30, 2014 and 2013, respectively.   At September 30, 2014, the Company had a working capital deficit and a stockholders’ deficit of approximately $12,270,000 and $8,202,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supercedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluation this new standard and the potential impact this standard may have upon adoption.

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Revenue

Total revenues were nil for both the three months ended September 30, 2014 and 2013, respectively.

General and Administrative

Total general and administrative expenses were $357,000 and $1,105,000 for the three months ended September 30, 2014 and 2013, respectively.

General and administrative expenses, excluding stock-based compensation charges of nil and $446,000, were $357,000 and $659,000 for the three months ended September 30, 2014 and 2013, respectively, representing a $302,000 decrease.  Salaries and related payroll tax expenses decreased to $93,000 for the three months ended September 30, 2014 from $250,000 for the three months ended September 30, 2013, primarily due to the fact that during the three months ended September 30, 2014 there were five less employees due to fiscal year 2014 terminations (some of whom have continued to work with the Company on an as-needed consulting basis receiving compensation in the Company’s securities and/or deferring their compensation) which reduced recurring salary and payroll tax costs, but was partially offset by accruals for termination benefits.  Consulting costs were $114,000 and $204,000 for the three months ended September 30, 2014 and 2013, respectively, representing a $90,000 decrease primarily due to the decreased utilization of a strategic affairs consultant during the period, partially offset by consulting costs for services of a former employee.  Travel expenses were $6,000 and $19,000 for the three months ended September 30, 2014 and 2013, respectively, with the decrease attributable to fewer employees thus lower travel costs.

General and administrative stock-based employee compensation for the three months ended September 30, 2014 and 2013 consists of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013
General and administrative:
Fair value of stock issued to employees	$ -	$ 70,000
Change in fair value from modification of option terms	-	308,000
Fair value of stock options expensed under ASC 718	-	68,000
Total	$ -	$446,000

Stock-based compensation charges were nil and $446,000 for the three months ended September 30, 2014 and 2013, respectively.  Compensation expense relating to stock issued to employees decreased from $70,000 to nil during the three months ended September 30, 2013 and 2014, respectively, due to the issuance of common shares valued at $70,000 for three terminated employees during the three months ended September 30, 2013. Compensation expense relating to the change in fair value from the modification of option terms was nil and $308,000 for the three months ended September 30, 2014 and 2013, respectively, as the Company granted an extension of option expiration dates for a terminated employee and also granted exercise bonuses to a key employee and board member during the three months ended September 30, 2013.

Depreciation

Total depreciation expense was $185,000 and $246,000 for the three months ended September 30, 2014 and 2013, respectively.  Depreciation expense is lower for the three months ended September 30, 2014 due to the fiscal year 2014 $2,000,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $67,000 for each of the three months ended September 30, 2014 and 2013, respectively.

Research and development expenses, excluding stock-based compensation charges of nil and $18,000 were $67,000 and $49,000 for the three months ended September 30, 2014 and 2013, respectively.  The primary reason for the increase is due to pilot program testing related to the enhancement of the Company’s technology.

Research and development stock-based employee compensation for the three months ended September 30, 2014 and 2013 consists of the following:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Research and development:
Fair value of stock options expensed under ASC 718	$ -	$ 18,000
Total	$ -	$ 18,000

Stock-based compensation expense decreased from $18,000 for the three months ended June 30, 2013 to nil for the three months ended September 30, 2014 as there have been no options granted or vested during the three month period ended September 30, 2014.

Loss from Operations

As a result of the factors described above, the loss from operations was $609,000 and $1,418,000 for the three months ended September 30, 2014 and 2013, respectively.

Other Expense

Other expense was $97,000 and $88,000 for the three months ended September 30, 2014 and 2013, respectively.  Interest expense increased to $97,000 for the three months ended September 30, 2014 from $86,000 for the three months ended September 30, 2013.  The interest related to deferred compensation balances owed to Brightcap and Mark Smith and another employee increased from $32,000 for the three months ended September 30, 2013 to $36,000 for the three months ended September 30, 2014.  Loan payable – affiliate interest expense was $7,000 and $5,000 for the three months ended September 30, 2014 and 2013, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both of the three months ended September 30, 2014 and 2013, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $705,000 and $1,504,000 for the three months ended September 30, 2014 and 2013, respectively, and the net loss per basic and diluted common share was $0.04 and $0.08, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2014, the Company had cash of approximately $89,000. During the three months ended September 30, 2014, net cash used in operating activities was $154,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the three months ended September 30, 2014, the Company received cash proceeds of $26,000 related to the sale of the Company’s restricted common shares and $30,000 due to the receipt of a subscription receivable.

As of September 30, 2014 the Company has debt obligations consisting of: a) loans payable – affiliates of $390,000, b) deferred compensation of $757,000, c) convertible notes payable – affiliates of $1,888,000, and, d) a loan payable of $7,754,000 (owed by PA-1)(plus accrued interest of $362,000).

Plan of Operations and Outlook

As of September 30, 2014, the Company had cash of approximately $89,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2013 and 2014 and through the three months ended September 30, 2014, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the year ended June 30, 2014 and during the three months ended September 30, 2014, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $390,000 including interest as of September 30, 2014.  As of September 30, 2014 such deferrals totaled approximately $2,645,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company has made reductions in its personnel during the year ended June 30, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period.

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

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the three months ended September 30, 2014 the Company raised proceeds of $26,000 through the sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Additionally, the Company has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter.  PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. However, it is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 18 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter.  However, it is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2014.

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

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 30 days.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.

The Company currently is not involved in any other material litigation.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014 the Company sold the following restricted securities: a) 2,876 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $2952, in aggregate, to an employee for services, and b) 1,620 shares valued at $1,620 , issued to a consultant for services and c) 75,000 shares issued to investors for $56,250, in aggregate (including receipt of $30,000 subscription receivable) and d) 130,953 shares for conversion of debt.  These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

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

101.1 Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 7, 2014	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 7, 2014	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer