Form 10-Q
period 2014-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2015-02-11
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On February 10, 2015, there were 21,906,641 Common Shares issued and 21,202,332 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2014	2014
ASSETS	(Unaudited)

Current assets:
Cash	$14,971	186,148
Prepaid expenses	11,665	17,006
Subscription receivable (Note 8)	-	30,000
Deposits and other receivables	7,108	7,108
Total current assets	33,744	240,262

Property and equipment, net (Note 3)	4,039,110	4,351,153
Total assets	$4,072,854	$4,591,415

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,761,067	$1,434,381
Loans payable - affiliates (Note 4)	396,895	382,458
Deferred compensation (Note 5)	796,984	716,734
Convertible notes payable – affiliates (Note 7)	2,042,481	1,736,502
Loan payable (Note 6)	7,754,000	7,754,000
Total current liabilities	12,751,427	12,024,075

Total liabilities	12,751,427	12,024,075

Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $27,000 and $26,000, respectively	24,400	23,400

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 19,927,655 and 19,576,619 shares issued, respectively; 19,223,346 and
18,872,310 shares outstanding, respectively	-	-
Additional paid-in capital	98,660,825	98,537,032
Accumulated deficit	(107,436,476)	(106,067,869)
Total Bion’s stockholders’ deficit	(8,775,651)	(7,530,837)
Noncontrolling interest	72,678	74,777
Total deficit	(8,702,973)	(7,456,060)
Total liabilities and deficit	$4,072,854	$4,591,415

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock- based compensation (Note 8))	333,196	526,558	690,537	1,631,562
Depreciation	127,159	244,307	312,043	490,303
Research and development (including stock- based compensation (Note 8))	104,237	(120,003)	170,823	(53,445)

Total operating expenses	564,592	650,862	1,173,403	2,068,420

Loss from operations	(564,592)	(650,862)	(1,173,403)	(2,068,420)

Other expense (income):
Interest expense	100,356	88,606	197,303	174,717
Other expense	-	-	-	1,918

	100,356	88,606	197,303	176,635

Net loss	(664,948)	(739,468)	(1,370,706)	(2,245,055)

Net loss attributable to the noncontrolling Interest	1,028	1,444	2,099	2,738

Net loss attributable to Bion	(663,920)	(738,024)	(1,368,607)	(2,242,317)

Dividends on preferred stock	(500)	(500)	(1,000)	(1,000)

Net loss applicable to Bion's common stockholders	$(664,420)	$(738,524)	$(1,369,607)	$(2,243,317)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.03)	$(0.04)	$(0.07)	$(0.12)

Weighted-average number of common shares outstanding:
Basic and diluted	19,965,459	18,405,229	19,891,267	18,230,127

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

SIX MONTHS DECEMBER 31, 2014

(UNAUDITED)

	Bion's Shareholders'						Non-
	Series C Preferred Stock		Common Stock		Additional	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, July 1, 2014	-	$-	19,576,619	$-	$98,537,032	$(106,067,869)	$74,777	$(7,456,060)
Issuance of common stock for services	-	-	10,083	-	7,524	-	-	7,524
Vesting of options for services	-	-	-	-	4,000	-	-	4,000
Modification of options	-	-	-	-	11,783	-	-	11,783
Issuance of warrants for interest	-	-	-	-	6,750	-	-	6,750
Modification of warrants	-	-	-	-	986	-	-	986
Sale of common stock	-	-	75,000	-	26,250	-	-	26,250
Sale of units	-	-	135,000	-	67,500	-	-	67,500
Dividend on Series B preferred stock	-	-	-	-	(1,000)	-	-	(1,000)
Conversion of debt	-	-	130,953	-	-	-	-	-
Net loss	-	-	-	-	-	(1,368,607)	(2,099)	(1,370,706)
Balances, December 31, 2014	-	$-	19,927,655	$-	$98,660,825	$(107,436,476)	$72,678	$(8,702,973)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,370,706)	$(2,245,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	1,919
Depreciation expense	312,043	490,303
Accrued interest on deferred compensation and other	189,573	174,767
Stock-based compensation	31,043	322,025
Decrease in prepaid expenses	5,341	31,534
Increase in accounts payable and accrued expenses	225,779	186,642
Increase in deferred compensation and convertible notes	312,000	415,416
Decrease in deferred rent	-	(10,929)

Net cash used in operating activities	(294,927)	(633,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	57,315
Increase in restricted cash	-	(52,500)
Increase in deposits for property and equipment	-	(23,410)
Net cash used in investing activities	-	(18,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	30,000	25,000
Proceeds from sale of common stock	26,250	500,000
Proceeds from sale of units	67,500	-
Proceeds from subscribed stock	-	52,500
Proceeds from loans payable - affiliates	-	105,149
Payment of loans payable – affiliates	-	(71,098)

Net cash provided by financing activities	123,750	611,551

Net decrease in cash	(171,177)	(40,422)

Cash at beginning of period	186,148	44,666

Cash at end of period	$14,971	$4,244

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,098

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$1,000	$1,000
Issuance of common stock to satisfy deferred compensation	$-	$18,416
Issuance of common stock to satisfy accounts payable	$-	$19,940

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Because Bion's technologies (and related applications) reduce the harmful releases and emissions from a CAFO on which it is utilized, the CAFO can potentially increase its herd concentration (thereby utilizing less land per animal) while lowering or maintaining its level of nutrient releases and atmospheric emissions.  Bion provides comprehensive and cost-effective treatment of livestock waste onsite, while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, recovers nutrients for potential use as fertilizer and feed additives.

From 2003 through early 2008, the Company primarily focused on completing re-development of its technology platform and business model. As such, during that period Bion elected not to pursue near-term business opportunities such as retrofitting existing CAFO's with waste management solutions, because management believed such efforts would have diverted scarce management and financial resources and negatively impacted Bion’s ability to complete: 1) re-development of technologies for environmentally sound treatment of CAFO waste streams and 2) development of an integrated technology platform in support of large-scale sustainable Integrated Projects (defined below) including renewable energy production.  During the 2014 fiscal year the Company increased its research and development activities with focus on creating variations of its technology platform that create additional flexibility, increase recovery of nutrient by-products and to review potential “add-ons” and applications for use in different regulatory environments.  These research and development activities will continue through the current 2015 fiscal year.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has engaged in on-and-off negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it has proposed.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

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

The limited development of the nutrient reduction market in Pennsylvania has led Bion to redeploy some of its limited resources from its efforts in Pennsylvania to its initiatives in the Great Lakes and Midwest states.

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay states) and in Wisconsin and at the federal level (the Environmental Protection Agency (“EPA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.  The Company anticipates that such efforts will continue throughout the next 12 months.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively, and a net loss of approximately $1,371,000 for the six months ended December 31, 2014.  At December 31, 2014, the Company has a working capital deficit and a stockholders’ deficit of approximately $12,718,000 and $8,776,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2014 and 2013, the Company received total proceeds of $944,400 and $1,330,499, respectively, from the sale of its equity securities. Proceeds during the 2014 and 2013 fiscal years have been lower than in previous years, which has negatively impacted the Company’s business development efforts.  The Company’s difficulty in raising sufficient funds has continued through the six months ended December 31, 2014.

During the six months ended December 31, 2014, the Company sold 35,000 shares of the Company’s common stock at $0.75 per share for proceeds of $26,250.  The Company also issued 40,000 shares of the Company’s common stock upon receipt of its subscription receivable of $30,000.

The Company also sold units of the Company’s restricted securities for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016.  During the six months ended December 31, 2014, the Company had issued a total of 135,000 units for total proceeds of $67,500.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

During the year ended June 30, 2014 the Company entered into promissory note agreements with two affiliates of the Company whereby the affiliates have agreed to lend up to $75,000 each for working capital needs.  As of December 31, 2014, the Company has borrowed $135,000 under these notes.

During fiscal years 2014 and 2013 and through the six months ended December 31, 2014, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially in fiscal years 2013 and 2014 and for the six months ended December 31, 2014.  If the Company does not have greater success in its efforts to raise needed funds during the balance of fiscal 2015 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations).

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2014, and the results of operations and cash flows of the Company for the three and six months ended December 31, 2014 and 2013.  Operating results for the three and six months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

SIX MONTHS ENDED DECEMBER 31, 2014

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the six months ended December 31, 2014 and 2013, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	December 31, 2014	December 31, 2013
Warrants	7,757,653	7,161,700
Options	3,911,370	5,128,870
Convertible debt	5,583,740	2,399,280
Convertible preferred stock	13,500	12,500

The following is a reconciliation of the denominators of the basic loss per share computations for the three and six months ended December 31, 2014 and 2013:

	Three months ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013
Shares issued – beginning of period	19,787,068	18,212,104	19,576,619	17,673,983
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	19,082,759	17,507,795	18,872,310	16,969,674
Weighted average shares for fully vested stock bonuses (Note 9)	840,000	840,000	840,000	840,000
Weighted average shares issued during the period	42,700	57,434	178,957	420,453
Basic weighted average shares – end of period	19,965,459	18,405,229	19,891,267	18,230,127

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

Recent Accounting Pronouncements:

The Company continually assesses any new accounting pronouncements to determine their applicability.  When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,”  which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning December 15, 2016 and early adoption is not permitted.  The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2014-15 on its financial position, results of operation and financial statement disclosures.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2014	June 30, 2014
Machinery and equipment	$4,111,001	$4,111,001
Buildings and structures	1,947,701	1,947,701
Computers and office equipment	183,809	183,809
	6,242,511	6,242,511
Less accumulated depreciation	(2,203,401)	(1,891,358)
	$4,039,110	$4,351,153

Management reviewed property and equipment for impairment as of June 30, 2014 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows.  Management estimated the fair value of the property and equipment based on the discounted cash flow method, and determined that $2,000,000 of the property and equipment was impaired as of June 30, 2014.  As of December 31, 2014, management believes no additional impairment has occurred.

Depreciation expense was $127,159 and $244,307 for the three months ended December 31, 2014 and 2013, respectively, and $312,043 and $490,303 for the six months ended December 31, 2014 and 2013, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

4.

LOANS PAYABLE - AFFILIATES:

As of December 31, 2014, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), has loaned the Company $200,000 for fiscal year 2013 working capital needs (“FY 2013 Loan”).  The FY 2013 Loan bears interest at 8% per annum and was payable on August 31, 2013.  The due date of the FY 2013 Loan plus accrued interest was extended to September 30, 2013.  Subsequent to September 30, 2013, the FY 2013 Loan was extended to January 1, 2014 and then further extended to April 30, 2014 and then to July 1, 2014. During September 2014, the maturity date of the FY 2013 Loan was extended to January 1, 2015.  During January 2015, the FY 2013 Loan was extended to April 15, 2015. Conversion terms substantially identical to those described in Note 7 have been added to the terms of the FY 2013 Loan.  Interest expense related to the FY 2013 Loan was $4,113 and $4,113 for the three months ended December 31, 2014 and 2013, respectively, and $8,226 and $8,226 for the six months ended December 31, 2014 and 2013, respectively.

During the year ended June 30, 2014, Bassani loaned the Company $19,000 (“November Note”).  The November Note bears interest at 8% per annum and was payable on February 28, 2014, but was extended to April 30, 2014, and then further extended to July 1, 2014.  During September 2014, the maturity date of the November Note was extended to January 1, 2015.  During January 2015, the November Note was extended to April 15, 2015.  Interest expense related to the November Note was $383 and $150 for the three months ended December 31, 2014 and 2013, respectively, and $766 and $150 for the six months ended December 31, 2014 and 2013, respectively.

During the year ended June 30, 2014, the Company entered into promissory note agreements (“December Notes”) with Bassani and a major shareholder (“Shareholder”) whereby Bassani and Shareholder agreed to lend the Company up to $75,000 each for working capital needs.  The December Notes bear interest at 8% per annum and were payable on March 31, 2014.  However, since the Company did not have sufficient funds for working capital needs to allow repayment of the December Notes on March 31, 2014, the maturity date of the December Notes was extended for three months; which process may be repeated up to three additional times with the maturity date extended to a date as late as December 31, 2014.  In consideration for the December Notes, the Company issued warrants to purchase up to 18,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018 (proportionately reduced if the December Notes are funded for less than the $75,000 maximum).  Additional warrants (in the same amount and terms) will be issued upon each extension of the maturity date of the December Notes.  The warrants will vest immediately upon issuance.  As of December 31, 2014, Bassani and Shareholder had loaned the Company $60,000 and $75,000, respectively, under the terms of the December Notes.  Interest expense related to the December Notes was $2,722 and $286 for the three months ended December 31, 2014 and 2013, respectively, and $5,444 and $286 for the six months ended December 31, 2014 and 2013, respectively.  The maturity date of the December Notes has been extended to April 15, 2015.  During the six months ended December 31, 2014, the Company issued 67,500 warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share and has recorded interest expense of $3,375 and $6,750 for the three and six months ended December 31, 2014, respectively.

5.

DEFERRED COMPENSATION:

The Company owes Edward Schafer (“Schafer”), the Company’s Executive Vice Chairman, two employees and two former employees, aggregate deferred compensation of $557,734 as of December 31, 2014 (subject to the outcome of pending litigation – see Note 9).  The majority of the balance is payable dependent upon the cash reserves of the Company and $984 was paid by the issuance of 2,140 shares of the Company’s common shares in January 2015.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

As of December 31, 2014, the Company owed Bassani deferred compensation of $239,250 including interest of $74,250, which was due and payable on July 1, 2014 but has been extended until April 15, 2015.  The deferred compensation accrues interest at 10% per annum and is convertible into the Company’s restricted common stock at $1.50 per share.

6.

LOAN PAYABLE:

As of December 31, 2014, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,373 and $49,374 for the three months ended December 31, 2014 and 2013, respectively.  For the six months ended December 31, 2014 and 2013, the Company has incurred interest expense related to the Pennvest Loan of $98,747 and $98,748, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2014.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it has proposed.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

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

7.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith have agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The agreements have been evidenced in the form of convertible promissory notes (“Convertible Notes”).  During the year ended June 30, 2014, Bassani and Smith have agreed to continue to defer their cash compensation up to July 1, 2014.  During September 2014, Bassani and Smith have agreed to continue to defer their cash compensation up to January 1, 2015.  During January 2015, Bassani and Smith have agreed to continue to defer their cash compensation until April 15, 2015.

The Convertible Notes accrue interest at 8% per annum and are due and payable (as extended) on April 15, 2015.  The Convertible Notes (including accrued interest) of $854,316 and $1,188,165 at December 31, 2014 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, may be converted, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $1.25 per Unit until January 15, 2015.  Subsequent to December 31, 2014, the Company entered into new convertible notes with effective dates of January 1, 2015 which extended the maturity of the new notes to December 31, 2017 and revised the terms (Note 10).  The warrant contained in the Unit shall be exercisable at $2.50 per share until December 31, 2018.  The original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest is the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015 (see Note 10 for terms of new convertible notes).  As of December 31, 2014, the lowest price at which the Company had sold its common stock during the relevant period is $0.45 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of December 31, 2014, the Company owes Smith, $854,316 under the terms of his Convertible Note.  The Convertible Note is comprised of deferred compensation of $755,468 and accrued interest of $98,848.  During the year ended June 30, 2014, Bassani elected to convert $110,000 of his Convertible Note, at a conversion price of $0.84, into 130,953 Units consisting of 130,953 shares of the Company’s common stock which were issued during the six months ended December 31, 2014 and 130,953 warrants (which were issued during the year ended June 30, 2014).  As of December 31, 2014, the Company owes Bassani, $1,188,165, comprised of deferred compensation of $1,034,000 and accrued interest of $154,165, under the terms of his Convertible Note.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

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

During the years ended June 30, 2014 and 2013, the Company declared dividends of $2,000 and $2,417 respectively.  During the six months ended December 31, 2014, the Company declared dividends of $1,000.  At December 31, 2014, accrued dividends payable are $7,000.

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

During the six months ended December 31, 2014, the Company issued 10,083 shares of the Company’s common stock at prices ranging from $0.43 to $1.22 per share for services valued at $7,524, in the aggregate, to a consultant and an employee.

During the six months ended December 31, 2014, the Company issued 130,953 shares of the Company’s common stock upon Bassani’s fiscal year 2014 election to convert $110,000, of his convertible notes payable – affiliate into Units at a conversion price of $0.84 per Unit (Note 7).

During the six months ended December 31, 2014, the Company sold 35,000 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $26,250.

During the six months ended December 31, 2014, the Company entered into subscription agreements to sell units for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016.  During the six months ended December 31, 2014, the Company issued 135,000 units for total proceeds of $67,500.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant.  As a result, $3,592 was allocated to the warrants and $63,908 was allocated to the shares, and both were recorded as additional paid in capital.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

The Company also issued 40,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $30,000 during the six months ended December 31, 2014.

Warrants:

As of December 31, 2014, the Company had approximately 7.8 million warrants outstanding, with exercise prices from $0.75 to $4.25 and expiring on various dates through January 15, 2019.

The weighted-average exercise price for the outstanding warrants is $2.15, and the weighted-average remaining contractual life as of December 31, 2014 is 3.26 years.

During the six months ended December 31, 2014, warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder (Note 4). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded interest expense of $6,750 related to the warrant issuances.

During the six months ended December 31, 2014, the Company issued warrants to purchase 67,500 shares of the Company’s restricted common stock for $0.75 per share until December 31, 2016 in connection with the sale of 135,000 units.

During the six months ended December 31, 2014, the Company agreed to extend the expiration date of 985,833 warrants owned by various individuals which were scheduled to expire on December 31, 2014. The Company recorded expense related to the modification of the warrants of $986 for the six months ended December 31, 2013.

As of December 31, 2014, 5,790,277 of the warrants of the Company are subject to execution/exercise bonuses under agreements with Bassani and Smith (Note 9).

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended effective February 1, 2015, provides for the issuance of options (and/or other securities) to purchase up to 22,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In November 2014, the Company entered into an agreement with a board member which entitled the board member to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $11,783 for the six months ended December 31, 2014.

The Company recorded compensation expense related to employee stock options of $4,000 and $(309,315) for the three months ended December 31, 2014 and 2013, respectively and $4,000 and $(223,457) for the six months ended December 31, 2014 and 2013, respectively.  The Company granted 50,000 and 67,725 options during the six months ended December 31, 2014 and 2013, respectively.  During the six months ended December 31, 2014, 397,500 options expired, while during the six months ended December 30, 2013, 200,000 options were forfeited.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

The fair value of the options granted during the six months ended December 31, 2014 and 2013 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, December 31, 2014	Range, December 31, 2014	Weighted Average, December 31, 2013	Range, December 31, 2013
Volatility	80%	80%	49%	49%-50%
Dividend yield	-	-	-	-
Risk-free interest rate	0.51%	0.51%	0.62%	0.59%-0.68%
Expected term (years)	2	2	2.68	2.63-2.71

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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2014	4,258,870	2.81	3.2	-
Granted	50,000	1.00
Exercised	-	-
Forfeited	-	-
Expired	(397,500)	3.06
Outstanding at December 31, 2014	3,911,370	$2.76	3.1	$ -
Exercisable at December 31, 2014	3,911,370	$2.76	3.1	$ -

The total fair value of stock options that vested during the six months ended December 31, 2014 and 2013 was $4,000 and $34,822, respectively.  As of December 31, 2014, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and six months ended December 31, 2014 and 2013 are as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

	Three months ended December 31, 2014	Three months ended December 31, 2013	Six months ended December 31, 2014	Six months ended December 31, 2013
General and administrative:
Fair value of stock issued to an employee	$ -	24,999	$ -	94,998
Change in fair value from modification of option terms	11,783	-	11,783	307,638
Fair value of stock options expensed/(credited)	4,000	(155,728)	4,000	(87,517)
Total	$ 15,783	$(130,729)	$ 15,783	$315,119

Research and development:
Fair value of stock options credited	$ -	$(153,587)	$ -	$(135,939)
Total	$ -	$(153,587)	$ -	$(135,939)

9.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred.  In addition, 90,000 shares of the Company’s common stock would be issued to Smith in two tranches of 45,000 shares on each of January 15, 2013 (issued) and 2014 (issued), respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019.  The Company recorded expense of $334,000 during the year ended June 30, 2012 as the options were fully vested at the grant date. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Smith’s monthly salary became $21,000, until March 2014, at which time Smith agreed to a temporary reduction in monthly salary to $14,000 (which is currently being deferred).  In addition, the extension provides that Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 (issued) and 2015 (issued), which shares vested immediately.  The Company recorded expense of $292,500 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred).  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019.  The Company recorded expense of $1,203,500 during the year ended June 30, 2012 as the options were fully vested at the grant date.  Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  The extension provided that Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested.  The Company recorded expense of $585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018.  During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares, that were to be issued on January 15, 2015, would be deferred until January 15, 2016.

On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective dates of May 15, 2013, in which Bassani and Smith have agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their respective deferred cash compensation until January 15, 2015 on the terms set forth in Note 7.  Subsequent to December 31, 2014, the Company entered into extension agreements, effective January 1, 2015 which extended the terms of Bassani and Smith’s services to the Company (Note 10).  In May 2014, Bassani and Smith have agreed to continue to defer their respective cash compensation through July 1, 2014.  The Company has provided Bassani and Smith with convertible promissory notes which reflect all the terms of these agreements to which future accruals will be added as additional principal.  As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50% ‘execution/ exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, have been extended to that date (with possible further extensions); and c) other modifications have been made.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

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

Contingent stock bonuses:

In May 2005 the Company declared contingent deferred stock bonuses to its key employees and consultants.  The stock bonuses are contingent upon the Company’s stock price exceeding $10.00 and $20.00 per share, respectively, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.  As of December 31, 2014, 227,500 and 65,000 of these contingent bonus shares, respectively, remain outstanding, to be issued when and if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively.  The Company has also granted 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively, to one if its employees in consideration for an employment agreement extension effective January 1, 2012.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

Litigation:

In May 2014 Mr. Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris seeks payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling approximately $87,000 plus accrued interest (which sums have been accrued as of September 30, 2014, despite the fact that the Company is disputing the obligations) and attorney’s fees.  The Company disputes each such claim by Mr. Morris in the litigation and is defending the lawsuit which is in the discovery stage.  The Company is incurring attorney’s fees (and related costs) in the context of its defense.  The Company does not believe that this litigation will have a material adverse effect on the Company.

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

10.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2014 for recognition and disclosure in the financial statements and notes to the financial statements.

From January 1, 2015 through February 9, 2015 the Company has issued 79,210 shares of the Company’s common shares to employees valued at approximately $37,000.

From January 1, 2015 through February 9, 2015, the Company has sold 1,665,001 units of the Company’s restricted securities for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016.  The proceeds from the sale of the units totaled approximately $832,500 before brokerage commisions and offering expenses (and issuance of 123,044 warrants to certain of the brokers pursuant to the terms of the offering).

From January 1, 2015 through February 9, 2015, the Company granted 257,500 options to purchase the Company’s common stock at an exercise price of $0.60 to various employees and consultants other than Smith, Bassani and Schafer.  The options expire 5 years from grant date and 100,000 options vest over two years, while 157,500 of the options vest upon grant date.

From January 1, 2015 through February 9, 2015, Smith has elected to convert approximately $106,000 of his convertible note payable into 235,775 shares of the Company’s common stock and 235,775 warrants to purchase the Company’s common stock.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2014

On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable (Note 7) of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to ¼ per unit) and v) extends the maturity date to December 31, 2017 (“New Smith Note”).  Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled  200,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) exercise period of outstanding options and warrants owned by Smith (and his donees) have been extended and certain of the outstanding options and warrants had the exercise prices reduced to $1.50.

On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani (Notes 4, 5 and 7), were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which is due and payable on December 31, 2015 (“Cash Note”).  In connection with these sums and the Cash Note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (“New Bassani Note”).  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) exercise period of outstanding options and warrants owned by Bassani (and his donees) have been extended and certain of the outstanding options and warrants had the exercise prices reduced to $1.50.

On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which is due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020. Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note with identical terms as the New Smith Note and the New Bassani Note. Additionally, pursuant to the  agreement,  i) the exercise period of outstanding options and warrants owned by Schafer have been extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50, and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company.

PART I – FINANCIAL INFORMATION

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), existing default by a subsidiary on loan obligations, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, and/or possible delays in Bion's development of Projects and failure of marketing strategies, each of which could have an immediate and/or long term material adverse effects by placing us behind our competitors. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See our Form 10-K (period ended June 30, 2014) for more details regarding these risk factors.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2014.

BUSINESS OVERVIEW

During the 2004-2008 calendar years, the Company focused on completion of the development of the second generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO"). The re-development process was substantially completed several years ago and the initial commercial system, based on our updated technology, has been constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement our technologies and or be utilized with our technology platform. During the 2014 fiscal year the Company increased its research and development activities with focus on creating variations of its technology platform that create additional flexibility, increase recovery of nutrient by-products, to review potential “add-ons” and applications for use in different regulatory environments.  These research and development activities will continue through the current 2015 fiscal year, and most likely, into the 2016 fiscal year.

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. (No other Bion system has been contracted for and/or constructed to date.) On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA-1 has commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 30 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it has proposed.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow this project to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2015 calendar year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during fiscal 2016. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, other Chesapeake Bay states and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Executive Vice Chairman. Legislation was filed in the Pennsylvania Senate during the spring of 2013 that, if re-introduced, passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with public works and storm water authorities. Activity related to such legislation has recently re-commenced with increased stakeholder support and Bion believes such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during 2015 but cannot predict the exact final content of such legislation or guarantee such passage. If such a program is passed and implemented, Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.  Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

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

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (probably in stages) in Pennsylvania.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2016-2018 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2021) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2014 and 2013 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred a net loss of approximately $1,371,000 for the six months ended December 31, 2014.   At December 31, 2014, the Company had a working capital deficit and a stockholders’ deficit of approximately $12,718,000 and $8,776,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluation this new standard and the potential impact this standard may have upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2014-15 on its financial position, results of operation and financial statement disclosures.

THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013

Revenue

Total revenues were nil for both the three months ended December 31, 2014 and 2013, respectively.

General and Administrative

Total general and administrative expenses were $333,000 and $527,000 for the three months ended December 31, 2014 and 2013, respectively.

General and administrative expenses, excluding stock-based compensation charges/(credits) of $16,000 and $(131,000), were $317,000 and $658,000 for the three months ended December 31, 2014 and 2013, respectively, representing a $341,000 decrease.  Salaries and related payroll tax expenses decreased to $102,000 for the three months ended December 31, 2014 from $355,000 for the three months ended December 31, 2013, primarily due to the fact that during the three months ended December 31, 2014 there were three less employees due to fiscal year 2014 terminations which reduced recurring salary and payroll tax costs, in addition to a one time accrual for termination benefits during the three months ended December 31, 2013.  Consulting costs were $107,000 and $158,000 for the three months ended December 31, 2014 and 2013, respectively, representing a $51,000 decrease primarily due to the decreased utilization of a strategic affairs consultant during the period and a shift of consulting time into research and development efforts.

General and administrative stock-based employee compensation for the three months ended December 31, 2014 and 2013 consists of the following:

	Three months ended December 31, 2014	Three months ended December 31, 2013
General and administrative:
Fair value of stock issued to an employee	$ -	$ 25,000
Change in fair value from modification of option terms	12,000	-
Fair value of stock options expensed under ASC 718	4,000	(156,000)
Total	$ 16,000	$(131,000)

Stock-based compensation charges/(credits) were $16,000 and $(131,000) for the three months ended December 31, 2014 and 2013, respectively.  Compensation expense relating to stock issued to an employee decreased from $25,000 to nil during the three months ended December 31, 2013 compared to 2014, respectively, due to the termination of an employee during the three months ended December 31, 2013 who received a portion of his salary in shares. Compensation expense relating to the change in fair value from the modification of option terms was $12,000 and nil for the three months ended December 31, 2014 and 2013, respectively, as the Company granted an extension of option expiration dates for a director during the three months ended December 31, 2014.  Compensation expense/(credit) relating to stock options were $4,000 and $(156,000) for the three months ended December 31, 2014 and 2013, respectively.  The credit for the three months ended December 31, 2013 resulted from the forfeiture of previously expensed unvested stock options of two employees terminated during the three months ended December 31, 2013.

Depreciation

Total depreciation expense was $127,000 and $244,000 for the three months ended December 31, 2014 and 2013, respectively.  Depreciation expense is lower for the three months ended December 31, 2014 due to the fiscal year 2014 $2,000,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $104,000 and $(120,000) for the three months ended December 31, 2014 and 2013, respectively.

Research and development expenses, excluding stock-based compensation credits of nil and $(154,000) were $104,000 and $34,000 for the three months ended December 31, 2014 and 2013, respectively.  The primary reason for the increase is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the three months ended December 31, 2014 and 2013 consists of the following:

	Three months ended December 31, 2014	Three months ended December 31, 2013
Research and development:
Fair value of stock options credited under ASC 718	$ -	$ (154,000)
Total	$ -	$ (154,000)

Stock-based compensation credits decreased from $(154,000) for the three months ended December 31, 2013 to nil for the three months ended December 31, 2014 due to the forfeiture of previously expensed unvested stock options of a research and development employee terminated during the three months ended December 31, 2013.

Loss from Operations

As a result of the factors described above, the loss from operations was $565,000 and $651,000 for the three months ended December 31, 2014 and 2013, respectively.

Other Expense

Other expense consisting of interest expense was $100,000 and $89,000 for the three months ended December 31, 2014 and 2013, respectively.  The interest related to deferred compensation balances owed to Brightcap and Mark Smith and another employee increased from $35,000 for the three months ended December 31, 2013 to $38,000 for the three months ended December 31, 2014.  Loan payable – affiliate interest expense and related warrant interest was $11,000 and $5,000 for the three months ended December 31, 2014 and 2013, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both of the three months ended December 31, 2014 and 2013, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $664,000 and $739,000 for the three months ended December 31, 2014 and 2013, respectively, and the net loss per basic and diluted common share was $0.03 and $0.04, respectively.

SIX MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2013

General and Administrative

Total general and administrative expenses were $691,000 and $1,632,000 for the six months ended December 31, 2014 and 2013, respectively.

General and administrative expenses, excluding stock-based compensation charges of $16,000 and $315,000, were $675,000 and $1,317,000 for the six months ended December 31, 2014 and 2013, respectively, representing a $642,000 decrease.  Salaries and related payroll tax expenses decreased from $605,000 for the six months ended December 31, 2013 to $195,000 for the six months ended December 31, 2014, primarily due to the fact that during the six months ended December 30, 2013 four employees were terminated which reduced recurring salary cost but was partially offset by a one-time accrual for termination benefits.  Consulting costs were $221,000 and $363,000 for the six months ended December 31, 2014 and 2013, respectively, representing a $142,000 decrease primarily due to the decreased utilization of strategic affairs consultants during the fiscal 2015 period.  Business insurance expenses and travel expenses decreased to $15,000 and $12,000, respectively when comparing the six months ended December 31, 2014 to the six months ended December 31, 2013 due to fewer employees and the effort to reduce costs of the Company.

General and administrative stock-based employee compensation for the six months ended December 31, 2014 and 2013 consists of the following:

	Six months ended December 31, 2014	Six months ended December 31, 2013
General and administrative:
Fair value of stock issued to an employee	$ -	$ 95,000
Change in fair value from modification of option terms	12,000	308,000
Fair value of stock options expensed/(credited) under ASC 718	4,000	(88,000)
Total	$16,000	$ 315,000

Stock-based compensation charges were $16,000 and $315,000 for the six months ended December 31, 2014 and 2013, respectively.  The fair value of stock issued to an employee decreased from $95,000 for the six months ended December 31, 2013 to nil for the six months ended December 31, 2014.  The decrease is due to Ed Schafer no longer being an employee during the fiscal 2015 year and he was partially compensated in stock.  Compensation expense relating to the change in fair value from the modification of option terms was $12,000 and $308,000 for the six months ended December 31, 2014 and 2013, respectively as the Company granted an extension of option expiration dates for a terminated employee and also granted exercise bonuses to a key employee and board member during the six months ended December 31, 2013, while during the six months ended December 31, 2014 only one board member received extensions on his existing options.

Compensation expense/(credits) relating to stock options was $4,000 and $(88,000) during the six months ended December 31, 2014 and 2013, respectively, and the credit resulted from the forfeiture of previously expensed unvested stock options of two employees terminated during the six months ended December 31, 2013.

Depreciation

Total depreciation expense was $312,000 and $490,000 for the six months ended December 31, 2014 and 2013, respectively.  Depreciation expense is lower for the six months ended December 31, 2014 due to the fiscal year 2014 $2,000,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses/(credits) were $171,000 and $(53,000) for the six months ended December 31, 2014 and 2013, respectively.

Research and development expenses, excluding stock-based compensation credits of nil and $(136,000) were $171,000 and $83,000 for the six months ended December 31, 2014 and 2013, respectively.  The primary reason for the increase for the six months ended December 31, 2014, is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the six months ended December 31, 2014 and 2013 consists of the following:

	Six months ended December 31, 2014	Six months ended December 31, 2013
Research and development:
Fair value of stock options credited ASC 718	$ -	$(136,000)
Total	$ -	$(136,000)

Stock-based compensation credits decreased from $(136,000) for the six months ended December 31, 2013 to nil for the six months ended December 31, 2014.  The decrease resulted from the forfeiture of previously expensed unvested stock options of one employee terminated during the six months ended December 31, 2013.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,173,000 and $2,068,000 for the six months ended December 31, 2014 and 2013, respectively.

Other Expense

Other expense was $197,000 and $177,000 for the six months ended December 31, 2014 and 2013, respectively.  Interest expense increased to $197,000 for the six months ended December 31, 2014 from $175,000 for the six months ended December 31, 2013.  The interest related to deferred compensation balances owed to Brightcap and Mark Smith and another employee increased from $67,000 for the six months ended December 31, 2013 to $74,000 for the six months ended December 31, 2014.  Loan payable – affiliate interest expense and related warrant interest was $21,000 and $9,000 for the six months ended December 31, 2014 and 2013, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $2,100 and $2,700 for the six months ended December 31, 2014 and 2013, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,370,000 and $2,243,000 for the six months ended December 31, 2014 and 2013, respectively, representing a $0.05 decrease in the net loss per basic and diluted common share from $0.12 to $0.07.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2014, the Company had cash of approximately $15,000. During the six months ended December 31, 2014, net cash used in operating activities was $295,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the six months ended December 31, 2014, the Company received cash proceeds of $26,000 related to the sale of the Company’s restricted common shares and $30,000 due to the receipt of a subscription receivable.  The Company also received proceeds of $67,500 from the sale of 135,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016.

As of December 31, 2014 the Company has debt obligations consisting of: a) loans payable – affiliates of $397,000, b) deferred compensation of $797,000, c) convertible notes payable – affiliates of $2,042,000, and, d) a loan payable of $7,754,000 (owed by PA-1) (plus accrued interest of $411,000).

Plan of Operations and Outlook

As of December 31, 2014, the Company had cash of approximately $15,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2013 and 2014 and through the six months ended December 31, 2014, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the year ended June 30, 2014 and during the six months ended December 31, 2014, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company’s senior management have made loans to the Company totaling approximately $397,000 including interest as of December 31, 2014.  As of December 31, 2014 such deferrals totaled approximately $2,839,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the six months ended December 31, 2014 the Company raised proceeds of $93,500 through the sale of its securities (Note 8 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  Additionally, the Company has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it has proposed.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that this project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow this project to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2015 calendar year.  Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania (of which there is no assurance), the Company intends to pursue development, design and construction of the Phase 2 Kreider Project with a goal of achieving operational status during 2016. The economics (potential revenues and profitability) of the Phase 2 Kreider Project are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However,  liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth which to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2016-2018 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2021) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 30 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it has proposed.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently involved in one litigation matter:

On May 1, 2014 Mr. James Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company ( Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris seeks payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling $87,216 plus interest (which sums have been accrued in the Company’s financial statements despite the fact that the Company is disputing the obligations) plus attorney’s fees. The Company disputes each such claim by Mr. Morris in the litigation and is defending the lawsuit which is in the discovery stage.  The Company is incurring attorney’s fees (and related costs) in the context of its defense.  The Company does not believe that this litigation will have a material adverse effect on the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC (‘PA-1’) pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90 days.  PA-1 has made proposals ro resolve this matter but has not received a response from Pennvest as of the date of this report.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.

The Company currently is not involved in any other material litigation.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2014 the Company sold the following restricted securities: a) 5,587 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $2,952, in aggregate, to an employee for services, and b) 135,000 units at $0.50 per unit, and received proceeds of $67,500 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $0.75 per share until December 31, 2016. These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

10.1	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015)

10.2	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015)

10.3	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015)

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

10.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 11, 2015	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 11, 2015	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer