Form 10-Q
period 2015-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2015-05-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 12, 2015, there were 22,011,609 Common Shares issued and 21,307,300 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2015	2014
ASSETS	(Unaudited)

Current assets:
Cash	$500,147	$186,148
Prepaid expenses	15,681	17,006
Subscription receivable (Note 9)	-	30,000
Deposits and other receivables	9,108	7,108
Total current assets	524,936	240,262

Property and equipment, net (Note 3)	3,883,110	4,351,153
Total assets	$4,408,046	$4,591,415

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,257,122	$1,434,381
Loans payable - affiliates (Note 4)	-	382,458
Notes payable, net of discount – affiliates (Note 5)	452,506	-
Deferred compensation (Note 6)	617,341	716,734
Convertible notes payable – affiliates (Note 8)	-	1,736,502
Loan payable (Note 7)	7,754,000	7,754,000
Total current liabilities	10,080,969	12,024,075

Convertible notes payable – affiliates (Note 8)	2,628,746	-
Total liabilities	12,709,715	12,024,075

Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $27,500 and $26,000, respectively	24,900	23,400

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding,	-	-
Common stock, no par value, 100,000,000 shares authorized, 21,968,185 and 19,576,619 shares issued, respectively; and 21,263,876
18,872,310 shares outstanding, respectively	-	-
Additional paid-in capital	100,717,940	98,537,032
Accumulated deficit	(109,109,164)	(106,067,869)
Total Bion’s stockholders’ deficit	(8,391,224)	(7,530,837)
Noncontrolling interest	64,655	74,777
Total deficit	(8,326,569)	(7,456,060)
Total liabilities and deficit	$4,408,046	$4,591,415

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenue	$ 3,658	$ 4,448	$ 3,658	$ 4,448

Operating expenses:
General and administrative (including stock- based compensation (Note 9))	1,237,604	354,005	1,928,141	1,985,567
Depreciation	156,000	244,256	468,043	734,559
Research and development (including stock- based compensation (Note 9))	213,025	79,190	383,848	25,745
Total operating expenses	1,606,629	677,451	2,780,032	2,745,871

Loss from operations	(1,602,971)	(673,003)	(2,776,374)	(2,741,423)

Other expense:
Interest expense	77,740	100,285	275,043	275,002
Other expense	-	-	-	1,918
	77,740	100,285	275,043	276,920
Net loss	(1,680,711)	(773,288)	(3,051,417)	(3,018,343)

Net loss attributable to the noncontrolling interest	8,023	1,327	10,122	4,065

Net loss attributable to Bion	(1,672,688)	(771,961)	(3,041,295)	(3,014,278)
Dividends on preferred stock	(500)	(500)	(1,500)	(1,500)

Net loss applicable to Bion’s common stockholders	$(1,673,188)	$ (772,461)	$(3,042,795)	$(3,015,778)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$ (0.08)	$ (0.04)	$ (0.15)	$ (0.16)

Weighted-average number of common shares outstanding:
Basic and diluted:	20,835,885	18,783,957	20,090,740	18,412,042

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT) NINE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Bion’s Shareholders
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)

Balances, July 1, 2014	-	$ -	19,576,619	$ -	$ 98,537,032	$(106,067,869)	$ 74,777	$(7,456,060)

Issuance of common stock for services	-	-	149,838	-	53,256	-	-	53,256
Vesting of options for services	-	-	-	-	486,288	-	-	486,288
Modification of options	-	-	-	-	369,283	-	-	369,283
Issuance of warrants for interest and commissions	-	-	-	-	72,118	-	-	72,118
Modification of warrants	-	-	-	-	230,636	-	-	230,636
Sale of common stock	-	-	75,000	-	26,250	-	-	26,250
Sale of units	-	-	1,800,000	-	900,000	-	-	900,000
Commissions on sale of units	-	-	-	-	(61,522)	-	-	(61,522)
Dividend on Series B preferred stock	-	-	-	-	(1,500)	-	-	(1,500)
Conversion of debt	-	-	366,728	-	106,099	-	-	106,099
Net loss	-	-	-	-	-	(3,041,295)	(10,122)	(3,051,417)

Balances, March 31, 2015	-	$ -	21,968,185	$ -	$100,717,940	$(109,109,164)	$ 64,655	$(8,326,569)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,051,417)	$(3,018,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	1,919
Depreciation expense	468,043	734,559
Accrued interest on deferred compensation and other	313,498	267,931
Stock-based compensation	1,139,463	363,237
Decrease in prepaid expenses	1,325	24,224
(Increase) in deposits and other receivables	(2,000)	(1,000)
(Decrease) increase in accounts payable and accrued expenses	(174,565)	215,402
Increase in deferred compensation and convertible notes	731,204	571,416
Increase in deferred revenue	-	1,483
Decrease in deferred rent	-	(10,929)
Net cash used in operating activities	(574,449)	(850,101)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	57,315
Net cash provided by investing activities	-	57,315

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	30,000	25,000
Proceeds from sale of common stock	26,250	919,400
Proceeds from sale of units	893,720	-
Share issuance costs	(61,522)	(6,825)
Proceeds from loans payable – affiliates	-	185,149
Payment of loans payable – affiliates	-	(71,098)
Net cash provided by financing activities	888,448	1,051,626

Net increase in cash	313,999	258,840

Cash at beginning of period	186,148	44,666

Cash at end of period	$500,147	$303,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,098

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$1,500	$1,500
Issuance of common stock to satisfy deferred compensation	$-	$26,749
Issuance of common stock to satisfy accounts payable	$6,280	$19,940
Conversion of debt to equity	$106,099	$110,000

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

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

During the 2014 fiscal year the Company increased its research and development activities with focus on creating variations of its technology platform that provide additional flexibility, increase recovery of nutrient by-products (in organic and non-organic forms) and potential related revenue streams, and to review potential “add-ons” and applications for use in different regulatory environments.  These research and development activities will continue through the current 2015 fiscal year and through at least the 2015 calendar year.

Bion is now actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above (and below) each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

Management believes that Bion's technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies), in addition to utilization for remediation of the waste streams of existing CAFOs, can enable the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from cellulosic portions of the CAFO waste stream, which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. The nutrients (primarily nitrogen and phosphorus) can be harvested from the solids and liquid streams recovered from the livestock waste stream and can be utilized as either high value fertilizer and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer.  Bion believes that its Integrated Projects will produce high quality, traceable animal protein which can address consumer food safety/security concerns at a lower cost than current industry practices while also maintaining  a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc. from the water by Bion’s technology applications), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics. Some projects may involve only partial integration which will limit the benefits described herein.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

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

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company.  Initial construction-related activities of Kreider 1 commenced in October 2010 and construction was completed and a period of system ‘operation shakedown’ commenced in May 2011.  Kreider 1 reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results at Kreider 1 have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ and modifications for use in future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that Kreider 1 met the ‘technology guarantee’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  and limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (operating expenses have been funded by loans from Bion) and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has engaged in on-and-off negotiations with Pennvest related to forbearance, re-structuring and other matters related to the Kreider 1 project and its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to possible resolutions it proposed during the fall of 2014.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

Development work and technology evaluation, including amended credit certification and negotiations with potential joint venture partners, continues related to the details of the second phase of the Kreider project which primarily relates to treatment of the wastes from Kreider’s poultry operations. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during 2016. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions.

The limited development of the nutrient reduction market in Pennsylvania has led Bion to redeploy some of its limited resources from its efforts in Pennsylvania to its initiatives in the Great Lakes and Midwest states.

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay and Midwest and Great Lakes states) and  at the federal level (the Environmental Protection Agency (“EPA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.  The Company anticipates that such efforts will continue in Pennsylvania throughout the next 12 months and in various additional states thereafter.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively, and a net loss of approximately $3,051,000 for the nine months ended March 31, 2015.  At March 31, 2015, the Company has a working capital deficit and a stockholders’ deficit of approximately $9,556,000 and $8,391,000, respectively.  These factors

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources (including without limitation) equity (common, preferred and/or hybrid) and/or debt (including convertible) offerings, use of ‘rights’ and/or warrants (new and/or existing) of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2014 and 2013, the Company received total proceeds of $944,400 and $1,330,499, respectively, from the sale of its equity securities. Proceeds during the 2014 and 2013 fiscal years have been lower than in previous years, which has negatively impacted the Company’s business development efforts.  The Company’s difficulty in raising sufficient funds has continued through the nine months ended March 31, 2015.

During the nine months ended March 31, 2015, the Company sold 35,000 shares of the Company’s common stock at $0.75 per share for proceeds of $26,250.  The Company also issued 40,000 shares of the Company’s common stock upon receipt of its subscription receivable of $30,000.

The Company also sold units of the Company’s restricted securities for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016.  During the nine months ended March 31, 2015, the Company had issued a total of 1,800,000 units for gross proceeds of $900,000, and net cash proceeds of $832,198 after commissions of $61,522 and giving consideration to 12,561 units purchased by converting debt of $6,280 (Note 9).

During fiscal years 2014 and 2013 and through the nine months ended March 31, 2015, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. The Company’s accounts payable and/or current liabilities have increased materially in fiscal years 2013 and 2014.  If the Company does not have greater success in its efforts to raise needed funds during the balance of fiscal 2015 (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

facility. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more debt and/or equity through joint ventures and/or sale of its equity securities  (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing)  during the next twelve months.  However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for small companies), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2015, and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2015 and 2014.  Operating results for the three and nine months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2015.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

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

The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities.  The fair value of the loan payable approximates its carrying amount as it bears interest at rates commensurate with market rates.  The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.  The fair value of deferred compensation, notes payable - affiliates and loans payable – affiliates are not practicable to estimate due to the related party nature of the underlying transactions.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the nine months ended March 31, 2015 and 2014, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2015	March 31, 2014
Warrants	9,603,322	7,232,950
Options	4,818,870	4,228,870
Convertible debt	6,000,432	2,881,493
Convertible preferred stock	13,750	12,750

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014
Shares issued – beginning of period	19,927,655	18,289,729	19,576,619	17,673,983
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	19,223,346	17,585,420	18,872,310	16,969,674
Weighted average shares for fully vested stock bonuses (Note 10)	675,000	840,000	675,000	840,000
Weighted average shares issued during the period	937,539	358,537	543,430	602,368
Basic weighted average shares – end of period	20,835,885	18,783,957	20,090,740	18,412,042

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

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

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	March 31, 2015 (unaudited)	June 30, 2014
Machinery and equipment	$4,111,001	$4,111,001
Buildings and structures	1,947,701	1,947,701
Computers and office equipment	183,809	183,809
	6,242,511	6,242,511
Less accumulated depreciation	(2,359,401)	(1,891,358)
	$3,883,110	$4,351,153

Management reviewed property and equipment for impairment as of June 30, 2014 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows.  Management estimated the fair value of the property and equipment based on the discounted cash flow method, and determined that $2,000,000 of the property and equipment was impaired as of June 30, 2014.  As of March 31, 2015, management believes no additional impairment has occurred.

Depreciation expense was $156,000 and $244,256 for the three months ended March 31, 2015 and 2014, respectively, and $468,043 and $734,559 for the nine months ended March 31, 2015 and 2014, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

4.

LOANS PAYABLE - AFFILIATES:

As of December 31, 2014, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), had loaned the Company $200,000 for fiscal year 2013 working capital needs (“FY 2013 Loan”).  The FY 2013 Loan accrued interest at 8% per annum and was payable on August 31, 2013.  The due date of the FY 2013 Loan plus accrued interest was extended multiple times until September 2014, when the maturity date of the FY 2013 Loan was extended to January 1, 2015.  During January 2015, the FY 2013 Loan was extended to April 15, 2015.  On February 10, 2015, the Company entered into an extension agreement with Bassani whereby, effective January 1, 2015, the principal of the FY 2013 Loan would be transferred into a new promissory note (Notes 5 and 10), while the interest payable as of December 31, 2014, $30,560, would be transferred into a new deferred compensation convertible promissory note (Note 8).  Interest expense related to the FY 2013 Loan was nil and $4,025 for the three months ended March 31, 2015 and 2014, respectively, and $8,226 and $12,251 for the nine months ended March 31, 2015 and 2014, respectively.

During the year ended June 30, 2014, Bassani loaned the Company $19,000 (“November Note”).  The November Note accrued interest at 8% per annum and was payable on February 28, 2014, but was extended to April 30, 2014, and then further extended to July 1, 2014.  During September 2014, the maturity date of the November Note was extended to January 1, 2015.  During January 2015, the November Note was extended to April 15, 2015.  On February 10, 2015, the Company entered into an extension agreement with Bassani whereby, effective January1, 2015, the principal of the November Note would be transferred into a new promissory note (Notes 5 and 10), while the interest payable as of December 31, 2014, $1,670, would be transferred into a new deferred compensation convertible promissory note (Note 8).  Interest expense related to the November Note was nil and $375 for the three months ended March 31, 2015 and 2014, respectively, and $766 and $525 for the nine months ended March 31, 2015 and 2014, respectively.

During the year ended June 30, 2014, the Company entered into promissory note agreements (“December Notes”) with Bassani and a major shareholder (“Shareholder”) whereby Bassani and Shareholder agreed to lend the Company up to $75,000 each for working capital needs.  The December Notes accrued interest at 8% per annum and were payable on March 31, 2014.  However, since the Company did not have sufficient funds for working capital needs to allow repayment of the December Notes on March 31, 2014, the maturity date of the December Notes was extended for three months; which process was repeated three additional times with the maturity date extended to a date as late as December 31, 2014.  In consideration for the December Notes, the Company issued warrants to purchase up to 18,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018 (proportionately reduced if the December Notes are funded for less than the $75,000 maximum).  Additional warrants (in the same amount and terms) were issued upon each extension of the maturity date of the December Notes.  The warrants vested immediately upon issuance.  As of December 31, 2014, Bassani and Shareholder had loaned the Company $60,000 and $75,000, respectively, under the terms of the December Notes and the maturity date of the December Notes had been extended to April 15, 2015.  On February 10, 2015, the Company entered into an extension agreement with Bassani whereby, effective January 1, 2015, the principal of the December Note would be transferred into a new promissory note (Notes 5 and10), while the interest payable as of December 31, 2014, $4,891, would be transferred into a new deferred compensation

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

convertible promissory note (Note 8).  On March 31, 2015, the Company entered into an agreement with Shareholder, whereby, effective January 1, 2015, the principal and interest of Shareholder’s December Notes would be transferred into a new promissory note (Note 5).  Interest expense related to the December Notes was nil and $2,233 for the three months ended March 31, 2015 and 2014, respectively, and $5,444 and $2,519 for the nine months ended March 31, 2015 and 2014, respectively.  During the nine months ended March 31, 2015, the Company issued 67,500 warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share and has recorded interest expense of nil and $6,750 for the three and nine months ended March 31, 2015, respectively.

5.

NOTES PAYABLE - AFFILIATES:

During February and March 2015, the Company entered into promissory notes (“2015 Promissory Notes”), with effective dates of January 1, 2015, for initial principal amounts of $395,277, $15,956 and $80,764, with Bassani, Edward Schafer (“Schafer”), the Company’s Vice Chairman, and Shareholder, respectively.  The 2015 Promissory Notes bear interest at 4% per annum and are payable on December 31, 2015.  In connection with the 2015 Promissory Notes, Bassani and Schafer were issued 1.5 warrants for each dollar of initial principal to purchase a share of the Company’s common stock at the price of $1.00 per share until December 31, 2020 (“Coverage Warrants”) and Shareholder was issued 0.5 Coverage Warrants for each dollar of initial principal.  The Coverage Warrants were deemed to have a fair value of $0.10 per warrant and, therefore, the 2015 Promissory Notes were deemed to be issued with original issue discounts of $53,342, $2,153 and $3,720, respectively, based upon the relative fair value of the warrants and the present value of the face value of the 2015 Promissory Notes.  The original issue discounts will be accreted over the duration of the 2015 Promissory Notes.  For the three months ended March 31, 2015, accretion and interest on the 2015 Promissory Notes were $14,804 and $4,920, respectively.  As of March 31, 2015, the total of the 2015 Promissory Notes, including accrued interest, was $452,506.

6.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $617,341 of March 31, 2015.  Included in the deferred compensation balance as of March 31, 2015, are $93,306, $32,825 and $45,111 owed Bassani, Smith and Schafer, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, would accrue interest at 4% per annum and could be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month.  The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month.  The Company also owes various consultants, pursuant to various agreements, deferred compensation of $185,405 as of March 31, 2015 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum.  The Company also owes a current employee and a former employee $168,000 and $19,210, respectively, in deferred compensation which is convertible into 226,168 and 21,429 shares, respectively, of the Company’s common stock as of March 31, 2015.

Effective January 1, 2015, pursuant to Schafer’s extension agreement, his deferred compensation of $243,750 as of December 31, 2014 was transferred into a new deferred compensation convertible promissory note (Notes 8 and 10).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

As of December 31, 2014, the Company owed Bassani deferred compensation of $239,250 including interest of $74,250, which was due and payable on July 1, 2014 but had been extended until April 15, 2015.  The deferred compensation accrued interest at 10% per annum and was convertible into the Company’s restricted common stock at $1.50 per share.  Effective January 1, 2015, the Company entered into an extension agreement with Bassani, whereby his $239,250 of deferred compensation was transferred into a new deferred compensation convertible promissory note (Notes 8 and 10).

7.

LOAN PAYABLE:

As of March 31, 2015, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,373 for both the three months ended March 31, 2015 and 2014, respectively.  For the nine months ended March 31, 2015 and 2014, the Company has incurred interest expense related to the Pennvest Loan of $148,121 for both periods.  As of March 31, 2015, the accrued interest and late charges related to the Pennvest Loan total $518,836.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to possible resolutions it proposed during the fall of 2014.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

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

8.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The Company’s obligations pursuant to these agreements were evidenced in the form of convertible promissory notes (“Convertible Notes”).  During the year ended June 30, 2014, Bassani and Smith agreed to continue to defer their cash compensation up to July 1, 2014 and during September 2014, Bassani and Smith agreed to continue to defer their cash compensation up to January 1, 2015.  During January 2015, Bassani and Smith agreed to continue to defer their cash compensation until April 15, 2015.  During February 2015, Bassani and Smith entered into extension agreements with the Company whereby their Convertible Note balances owed as of December 31, 2014, subject to amounts already converted pursuant to their terms, were transferred to new convertible promissory notes (“2015 Convertible Notes”) and the Convertible Notes were cancelled (Note 10).

Convertible Notes

The Convertible Notes accrued interest at 8% per annum and were due and payable (as extended) on April 15, 2015.  The Convertible Notes (including accrued interest) of $854,316 and $1,188,165 at December 31, 2014 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, were convertible, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $0.45 per Unit until January 15, 2015.  The warrant contained in the Unit were to be exercisable at $2.50 per share until December 31, 2018.  The original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest was the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015.  As of December 31, 2014, the lowest price at which the Company had sold its common stock during the relevant period was $0.45 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of December 31, 2014, the Company owed Smith, $854,316 under the terms of his Convertible Note.  The Convertible Note was comprised of deferred compensation of $755,468 and accrued interest of $98,848. During January 2015, Smith added previously recorded expenses of $18,582 to his Convertible Note and subsequently converted a total of $106,099 of his Convertible Note into 235,775 Units at $0.45 per unit.  Smith also converted $6,280 to purchase 12,561 units of the Company’s unit offering (Note 9).    During the year ended June 30, 2014, Bassani elected to convert $110,000 of his Convertible Note, at a conversion price of $0.84, into 130,953 Units consisting of 130,953 shares of the Company’s common stock which were issued during the nine months ended March 31, 2015 and 130,953 warrants (which were issued during the year ended June 30, 2014).  As of December 31, 2014, the Company owed Bassani, $1,188,165, comprised of deferred compensation of $1,034,000 and accrued interest of $154,165, under the terms of his Convertible Note.

During February 2015, the Company entered into new 2015 Convertible Notes with effective dates of January 1, 2015, which extended the maturity date of the new notes to December 31, 2017 and revised the terms (see below).

2015 Convertible Notes

The 2015 Convertible Notes accrue interest at 4% per annum and are due and payable on December 31, 2017.  The 2015 Convertible Notes (including accrued interest, plus all future deferred compensation or other sums subsequently added to the principal of the 2015 Convertible Notes), are convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one quarter warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until December 31, 2020.  The warrant contained in the Unit shall be exercisable at $1.00 per share until December 31, 2020.  The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists.    Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of March 31, 2015, Bassani’s 2015 Convertible Note balance is $1,478,830, which includes the transferred balances of his Convertible Note of $1,188,166, deferred compensation of $239,250 and accrued interest from Loans payable – affiliates of $37,130, plus accrued interest of $14,284 for the three months ended March 31, 2015.

As of March 31, 2015, Smith’s 2015 Convertible Note balance is $767,936, which includes the transferred balance of his Convertible Note effective January 1, 2015, adjusted for conversions, of $760,519, plus accrued interest of $7,417 for the three months ended March 31, 2015.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

During February 2015, the Company also entered an extension agreement with Schafer, effective January 1, 2015, whereby he was issued a 2015 Convertible Note.  The original principal of Schafer’s 2015 Convertible Note is $378,290, comprised of $243,750 previously owed deferred compensation, $14,540 of interest on the deferred compensation and $120,000 of retroactive compensation for calendar year 2014.  As of March 31, 2015, the total of Schafer’s 2015 Convertible Note including accrued interest of $3,690, is $381,980.

9.

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

During the years ended June 30, 2014 and 2013, the Company declared dividends of $2,000 and $2,417 respectively.  During the nine months ended March 31, 2015, the Company declared dividends of $1,500.  At March 31, 2015, accrued dividends payable are $7,500.

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

During the nine months ended March 31, 2015, the Company issued 74,838 shares of the Company’s common stock at prices ranging from $0.43 to $1.22 per share for services valued at $53,256, in the aggregate, to a consultant, a former employee and two employees.    The Company also issued 75,000 shares of fully vested bonus shares granted to Mr. Smith in fiscal year 2013 which were expensed at grant date.

During the nine months ended March 31, 2015, the Company issued 130,953 shares of the Company’s common stock upon Bassani’s fiscal year 2014 election to convert $110,000, of his convertible notes payable – affiliate into Units at a conversion price of $0.84 per Unit (Note 8).

During the nine months ended March 31, 2015, the Company sold 35,000 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $26,250.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

During the nine months ended March 31, 2015, the Company entered into subscription agreements to sell units for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016 and pursuant thereto, the Company issued 1,800,000 units for total proceeds of $900,000, which included Smith’s purchase of 12,561 units by converting $6,280 of Convertible Notes .  During the nine months ended March 31, 2015 cash commissions of $61,522 were paid to brokers related to the unit offering in addition to the issuance of 123,044 broker’s warrants to purchase the Company’s common stock at $0.75 per share until June 30, 2016.  The broker’s warrants were value at $0.05 per warrant and $6,152 was recorded to interest expense during the nine months ended March 31, 2015.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant.  As a result, $34,826 was allocated to the warrants and $865,174 was allocated to the shares, and both were recorded as additional paid in capital.

The Company also issued 40,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $30,000 during the nine months ended March 31, 2015.

During the nine months ended March 31, 2015, Smith elected to convert $106,099 of his Convertible Notes at $0.45 per unit into 235,775 units of the Company, consisting of one share of the Company’s common stock and one warrant to purchase the Company’s common stock at a price of $1.50 until December 31, 2020.

Warrants:

As of March 31, 2015, the Company had approximately 9.6 million warrants outstanding, with exercise prices from $0.75 to $3.10 and expiring on various dates through December 31, 2020.

The weighted-average exercise price for the outstanding warrants is $1.45, and the weighted-average remaining contractual life as of March 31, 2015 is 4.3 years.

During the nine months ended March 31, 2015, warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder (Note 4). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded interest expense of $6,750 related to the warrant issuances.

During the nine months ended March 31, 2015, the Company issued warrants to purchase 900,000 shares of the Company’s restricted common stock for $0.75 per share until December 31, 2016 in connection with the sale of 1,800,000 units. The Company also issued 123,044 warrants to purchase shares of the Company’s restricted common stock for $0.75 per share until June 30, 2016 to brokers as commission related to the sale of the units.  The warrants were deemed to have a fair value of $0.05 per warrant and the Company recorded interest expense of $6,152 related to the warrant issuances.

During the nine months ended March 31, 2015, Smith elected to convert $106,099 of his Convertible Notes into 235,775 units of the Company, consisting of one share of the Company’s common stock and one warrant to purchase the Company’s common stock at a price of $1.50 until December 31, 2020.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

During the nine months ended March 31, 2015, the Company issued 654,350 warrants to purchase shares of the Company’s common stock at $1.00 per share until December 31, 2020 in conjunction with the issuance of the Notes Payable – affiliates (Note 5).

During the nine months ended March 31, 2015, the Company agreed to extend the expiration date of 985,833 warrants owned by various individuals which were scheduled to expire on December 31, 2014 to March 31, 2015. The Company recorded expense related to the modification of the warrants of $986 for the nine months ended March 31, 2015.

During the nine months ended March 31, 2015, the Company agreed to extend the expiration date of 1,260,833 warrants owned by various individuals which were scheduled to expire between March 31, 2015 and April 30, 2015 to June 30, 2015.  The Company recorded interest expense of $6,061 related to the modification of the warrants for the nine months ended March 31, 2015.

In conjunction with the execution of Bassani and Smith’s extension agreements (Note 10), 3,906,953  and 1,883,324 warrants issued to Bassani and Smith (and their donees), respectively, were extended until December 31, 2020 and certain warrants with an exercise price in excess of $1.50 were reduced to $1.50.  The Company recorded non-cash compensation expense related to the modification of the warrants of $223,589 for the nine months ended March 31, 2015.

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

In November 2014, the Company entered into an agreement with a board member which entitled the board member to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $11,783 for the nine months ended March 31, 2015.

In February 2015, the Company entered into extension agreements with Bassani, Smith and Schafer (Note 10) which entitled them to modifications of existing stock options resulting in the extension of certain expiration dates and the reduction of certain exercise prices.  The option modifications resulted in incremental non-cash compensation expense of $357,500 for the nine months ended March 31, 2015.

The Company recorded compensation expense related to employee stock options of $482,288 and nil for the three months ended March 31, 2015 and 2014, respectively and $486,288 and $(223,457) for the nine months ended March 31, 2015 and 2014, respectively.  The Company granted 957,500 and 67,725 options during the nine months ended March 31, 2015 and 2014, respectively.  During the nine months ended March 31, 2015, 397,500 options expired, while during the nine months ended March 31, 2014, 900,000 options expired and 200,000 options were forfeited.

The fair value of the options granted during the nine months ended March 31, 2015 and 2014 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

	Weighted Average, March 31, 2015	Range, March 31, 2015	Weighted Average, March 31, 2014	Range, March 31, 2014
Volatility	76%	74%-80%	49%	49%-50%
Dividend yield	-	-	-	-
Risk-free interest rate	1.55%	0.51%-1.79%	0.62%	0.59%-0.68%
Expected term (years)	6.1	2-10	2.68	2.63-2.71

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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2014	4,258,870	2.81	3.2	-
Granted	957,500	0.74
Exercised	-	-
Forfeited	-	-
Expired	(397,500)	3.06
Outstanding at March 31, 2015	4,818,870	$1.93	4.2	$38,675
Exercisable at March 31, 2015	4,718,870	$1.96	4.1	$23,625

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

The following table presents information relating to nonvested stock options as of March 31, 2015:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2014	-	$ -
Granted	957,500	0.58
Vested	(857,500)	(0.56)
Nonvested at March 31, 2015	100,000	$ 0.76

The total fair value of stock options that vested during the nine months ended March 31, 2015 and 2014 was $476,075 and $34,822, respectively.  As of March 31, 2015, the Company had $65,787 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014	Nine months ended March 31, 2015	Nine months ended March 31, 2014
General and administrative:
Fair value of stock issued to an employee	$ -	$ -	$ -	$ 94,998
Change in fair value from modification of option terms	357,500	-	369,283	307,638
Change in fair value from modification of warrant terms	223,917	-	223,917	-
Fair value of stock options expensed/(credited)	366,510	-	370,510	(87,517)
Total	$ 947,927	$ -	$ 963,710	$ 315,119

Research and development:
Fair value of stock options expensed/(credited)	$ 115,778	$ -	$ 115,778	$(135,939)
Total	$ 115,778	$ -	$ 115,778	$(135,939)

10.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current position in

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred.  In addition, 90,000 shares of the Company’s common stock would be issued to Smith in two tranches of 45,000 shares on each of January 15, 2013 (issued) and 2014 (issued), respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Smith’s monthly salary became $21,000, until March 2014, at which time Smith agreed to a temporary reduction in monthly salary to $14,000 (which is currently being deferred).  In addition, the extension provides that Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 (issued) and 2015 (issued), which shares vested immediately.  The Company recorded expense of $292,500 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable (Note 8) of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to ¼ per unit) and v) extends the maturity date to December 31, 2017.  Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled  150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

issuances as the bonus was fully vested at the grant date.  Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  The extension provided that Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested.  The Company recorded expense of $585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares that were to be issued on January 15, 2015, would be deferred until January 15, 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani (Notes 4, 6 and 8), were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which is due and payable on December 31, 2015 (Note 5).  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 8).  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50.

On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which is due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020 (Note 5). Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (Note 8).  Additionally, pursuant to the  agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50, and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

During January 2012, the Company approved an employment agreement contract extension effective January 1, 2012 with Craig Scott pursuant to which he continued to act as Vice President of Capital Markets and Shareholder Relations through December 31, 2012, at an annual salary of $144,000. In consideration for his extension agreement, Mr. Scott was granted 75,000 options to purchase shares of the Company’s common shares at $2.75 per share with an expiration date of December 31, 2016, 12,500 contingent stock options that will be issued if the Company’s stock price exceeds $10.00 and $20.00 per share, respectively, and an extension of the expiration dates all his existing warrants and options as of January 1, 2012 until December 31, 2016. Mr. Scott currently works for the Company on a month-to-month basis and beginning August 1, 2013 has received his compensation in common stock of the Company and/or debt of the Company which may only be repaid by conversion into common stock of the Company.

Contingent stock bonuses:

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years.  The stock bonuses are contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

Effective January 1, 2011 the Company declared a contingent stock bonus of 50,000 shares to Smith and effective July 15, 2012 the Company declared contingent stock bonuses of 100,000 and 25,000 shares to Smith and Schafer, respectively. The stock bonuses were contingent upon the Company’s stock price exceeding $10.00 and did not require that Smith or Schafer remain employed by the Company.  Effective February 10, 2015, pursuant to Extension Agreements entered into by the Company and Bassani, Smith and Schafer, their 250,000, 150,000 and 25,000 contingent stock bonus shares, respectively, were cancelled.

The Company’s outstanding contingent stock bonuses as of March 31, 2015 are as follows:

Target Price per share	$5.00	$10.00	$20.00
Number of shares	50,000	40,000	27,500

Execution/exercise bonuses:

As part of the agreements the Company entered into with  Bassani and  Smith (Note 8) effective May 15, 2013, whereby they agreed to continue to defer their cash compensation up to April 30, 2014, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired  options, warrants and/or  contingent stock bonuses owned by each as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2015

During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to Jon Northrup, the Company’s other board member.

As of March 31, 2015, the execution/exercise bonus was applicable to 2,945,000 of the Company’s outstanding options and 6,759,500 of the Company’s outstanding warrants.

Litigation:

In May 2014 Mr. Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris sought payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling approximately $87,000 plus accrued interest (which sums had been accrued as of December 31, 2014, despite the fact that the Company was disputing the obligations) and attorney’s fees.  The Company and Mr. Morris entered into a negotiated general release and waiver of all claims in March 2015, whereby the Company agreed to pay Mr. Morris and his attorney $20,000 and $10,000, respectively and issued Mr. Morris 10,000 shares of the Company’s common stock valued at $6,600. On April 9, 2015, the case was formally closed by the presiding judge.  As a result of the general release, during the nine months ended March 31, 2015, the Company reversed approximately $271,000 of previously recorded expenses for deferred compensation and severance pay which it had accrued in relation to Mr. Morris’ employment with and termination by the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Note 1 and Note 7).

The Company currently is not involved in any other material litigation.

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2015 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2015 through May 12, 2015 the Company has issued 2,216 shares of the Company’s common shares to an employee valued at approximately $1,968.

From April 1, 2015 through May 12, 2015, Smith has elected to convert approximately $22,000 of his accrued convertible compensation into 30,000 shares of the Company’s common stock.

From April 1, 2015 through May 12, 2015, a consultant has elected to convert approximately $13,000 of his accrued convertible compensation into 11,208 shares of the Company’s common stock.

From April 1, 2015 through May 12, 2015 the Company accrued, in aggregate, approximately $88,000 of deferred compensation to Smith, Bassani and other employees and consultants, which sum is convertible into approximately 76,000 shares of the Company’s common stock.

Effective May 13, 2015 the Company reduced the exercise price of 1,397,333 outstanding warrants which expire between June 30, 2015 (as extended) and December 31, 2015 to $1.05 per share for the period from May 14, 2015 through June 30, 2015 (unless extended another 15 days to July 15, 2015, at the Company’s sole discretion).

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

BUSINESS OVERVIEW

During the 2004-2008 calendar years, the Company focused on completion of the development of the second generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO"). That re-development process was substantially completed several years ago and the initial commercial system, based on that updated technology, was constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement and/or upgrade our technologies and or be utilized with our technology platform. During the 2014 fiscal year the Company increased its research and development activities with focus on creating variations of its technology platform that enable additional flexibility, increase recovery of nutrient by-products (in organic and non-organic forms) and potential related revenue streams, and to review potential “add-ons” and applications for use in different regulatory environments.  These research and development activities will continue through the current 2015-16 fiscal years.

Operational results from the initial commercial system have confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current generation technology platform (and the new variations under development) centers on its patented biological-based processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing valuable nutrients for reuse, Bion’s technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Research and development activities are underway to improve, update and move toward the next generation of Bion systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed,  Great Lakes Basin states,  and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL’) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. (No other Bion system has been contracted for and/or constructed to date.) On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System” or “Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.

The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA-1 commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 30 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2014.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 System and project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to possible resolutions it proposed during the November 2014.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow the Phase 2 Kreider Project  to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2016 fiscal year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2016 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) ‘The Watershed Improvement Act’, which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. This legislation  , if  passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and  public works and storm water authorities. Bion’s activity related to such legislation has recently intensified with increased stakeholder support and Bion believes such legislation is likely to be passed (in some version) by the Pennsylvania Legislature during 2015 but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there has been vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which has been focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. As a result, the Company has responded in a press release and postings on its website. As a result, Bion will explore the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company’s business and positions. If SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.  Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

The Company believes that Pennsylvania (and the entire Chesapeake Bay watershed)   (to be followed by the Great Lakes Basin and Midwest/Mississippi Watershed/Gulf of Mexico states represent ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nutrient (primarily nitrogen and phosphorus) reductions in a fair and transparent process; and since payment from the tax and rate payers will now be performance-based, these providers will be held financially accountable.

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watersheds, both within and outside of Pennsylvania/Chesapeake Bay watershed, make the case for adoption of the strategies outlined in the Pennsylvania legislative study less an issue of ‘if’, but of ‘when and how’. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen and phosphorus reductions such as Bion, by allocating existing tax- and rate-payer clean water funding to low cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed  and/or the phosphorus reduction needs of Wisconsin can also provide a working policy models and platforms for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds.

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

The Company’s audited financial statements for the years ended June 30, 2014 and 2013 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,762,000 and $8,250,000 during the years ended June 30, 2014 and 2013, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred a net loss of approximately $3,051,000 for the nine months ended March 31, 2015.   At March 31, 2015, the Company had a working capital deficit and a stockholders’ deficit of approximately $9,556,000 and $8,391,000, respectively.  Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Revenue

Total revenues were $4,000 for each of the three months ended March 31, 2015 and 2014, respectively.

General and Administrative

Total general and administrative expenses were $1,238,000 and $354,000 for the three months ended March 31, 2015 and 2014, respectively.

General and administrative expenses, excluding stock-based compensation charges of $948,000 and nil, were $290,000 and $354,000 for the three months ended March 31, 2015 and 2014, respectively, representing a $64,000 decrease.  Salaries and related payroll tax expenses decreased to $(140,000) for the three months ended March 31, 2015 from $112,000 for the three months ended March 31, 2014, primarily due to the fact that during the three months ended March 31, 2015 the Company reversed $226,000 of previously recorded termination benefits, deferred compensation and payroll taxes due to the Company’s release agreement/litigation settlement with a former employee.   Consulting costs were $324,000 and $149,000 for the three months ended March 31, 2015 and 2014, respectively, representing a $175,000 increase primarily due to an accrual for previously unrecorded services provided by the Company’s Vice Chairman of $120,000 and increase in monthly service cost provided by the Company’s CEO.

General and administrative stock-based employee compensation for the three months ended March 31, 2015 and 2014 consists of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
General and administrative:
Fair value of stock options expensed under ASC 718	$ 367,000	$ -
Change in fair value from modification of option terms	357,000	-
Change in fair value from modification of warrant terms	224,000	-
Total	$ 948,000	$ -

Stock-based compensation charges were $948,000 and nil for the three months ended March 31, 2015 and 2014, respectively.  Compensation expense relating to stock options was $367,000 and nil for the three months ended March 31, 2015 and 2014, respectively as the Company granted 907,500 options during the three months ended March 31, 2015, most of which vested upon grant date.  Compensation expense relating to the change in fair value from the modification of option terms was $357,000 and nil for the three months ended March 31, 2015 and 2014, respectively, as the Company granted extensions of option expiration dates and reduced exercise prices in conjunction with extension agreements with the Company’s Chief Executive Officer, President and Vice Chairman that were effective January 1, 2015.  The Company also recorded expense of $224,000 and nil for the three months ended March 31, 2015 and 2014, respectively, related to the change in fair value from the modification of warrants.  Certain warrant expiration dates were extended during the three months ended March 31, 2015.

Depreciation

Total depreciation expense was $156,000 and $244,000 for the three months ended March 31, 2015 and 2014, respectively.  Depreciation expense is lower for the three months ended March 31, 2015 due to the fiscal year 2014 $2,000,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $213,000 and $79,000 for the three months ended March 31, 2015 and 2014, respectively.

Research and development expenses, excluding stock-based compensation charges of $116,000 and nil were $97,000 and $79,000 for the three months ended March 31, 2015 and 2014, respectively.  The primary reason for the increase is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the three months ended March 31, 2015 and 2014 consists of the following:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Research and development:
Fair value of stock options credited under ASC 718	$ 116,000	$ -
Total	$ 116,000	$ -

Stock-based compensation charges were $116,000 and nil for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015, the Company granted 907,500 stock options, which resulted in a portion of the stock-based employee compensation being allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,603,000 and $673,000 for the three months ended March 31, 2015 and 2014, respectively.

Other Expense

Other expense consisting of interest expense was $78,000 and $100,000 for the three months ended March 31, 2015 and 2014, respectively.  The interest related to deferred compensation balances owed to various employees was $(3,000) and $33,000 for the three months ended March 31, 2015 and 2014, respectively, with the credit balance originating from the reversal of $45,000 of accrued interest on deferred compensation owed to a former employee due to the settlement of litigation during the three months ended March 31, 2015.  Loan payable – affiliate interest expense was nil and $7,000 for the three months ended March 31, 2015 and March 31, 2014, respectively, as the loans were converted to new convertible notes effective January 1, 2015.  Interest expense related to notes payable – affiliates was $20,000 for the three months ended March 31, 2015.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $8,000 and $1,000 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,673,000 and $772,000 for the three months ended March 31, 2015 and 2014, respectively, and the net loss per basic and diluted common share was $0.08 and $0.04, respectively.

NINE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2014

Revenue

Total revenues were $4,000 for each of the nine months ended March 31, 2015 and 2014, respectively.

General and Administrative

Total general and administrative expenses were $1,928,000 and $1,986,000 for the nine months ended March 31, 2015 and 2014, respectively.

General and administrative expenses, excluding stock-based compensation charges of $964,000 and $315,000, were $964,000 and $1,671,000 for the nine months ended March 31, 2015 and 2014, respectively, representing a $707,000 decrease.  Salaries and related payroll tax expenses decreased from $717,000 for the nine months ended March 31, 2014 to $55,000 for the nine months ended March 31, 2015, primarily due to the fact that during the nine months ended March 31, 2014 four employees were terminated which reduced recurring salary cost but was partially offset by a one-time accrual for termination benefits.  Also contributing to the decreased salary and payroll tax expenses was a reversal of $226,000 of previously recorded termination benefits, deferred compensation and payroll taxes due to the Company’s settlement with a former employee during the nine months ended March 31, 2015.  Consulting costs were $545,000 and $511,000 for the nine months ended March 31, 2015 and 2014, respectively, representing a $34,000 increase primarily due to increases in the cost of services provided by Schafer and Bassani effective January 1, 2015.  Utility costs at Kreider Farms were $(14,000) and $44,000 for the nine months ended March 31, 2015 and 2014, respectively, due to various refunds and reimbursements that were present during the nine months ended March 31, 2015.

General and administrative stock-based employee compensation for the nine months ended March 31, 2015 and 2014 consists of the following:

	Nine months ended March 31, 2015	Nine months ended March 31, 2014
General and administrative:
Fair value of stock issued to an employee	$ -	$ 95,000
Fair value of stock options expensed/(credited) under ASC 718	371,000	(88,000)
Change in fair value from modification of option terms	369,000	308,000
Change in fair value from modification of warrant terms	224,000	-
Total	$ 964,000	$ 315,000

Stock-based compensation charges were $964,000 and $315,000 for the nine months ended March 31, 2015 and 2014, respectively.  The fair value of stock issued to an employee decreased from $95,000 for the nine months ended March 31, 2014 to nil for the nine months ended March 31, 2015.  The decrease is due to Ed Schafer no longer being an employee during the fiscal 2015 year and he was partially compensated in stock during the nine months ended March 31, 2014. Compensation expense/(credits) relating to stock options was $371,000 and $(88,000) during the nine months ended March 31, 2015 and 2014, respectively, and the credit resulted from the forfeiture of previously expensed unvested stock options of two employees terminated during the nine months ended March 31, 2014.   Compensation expense relating to the change in fair value from the modification of option terms was $369,000 and $308,000 for the nine months ended March 31, 2015 and 2014, respectively as the Company granted an extensions of option expiration dates and exercise prices to various employees and consultants during both periods ended March 31, 2015 and 2014.  Compensation expense relating to the change in fair value from the modification of warrant terms was $224,000 and nil for the nine months ended March 31, 2015 and 2014, respectively.  During the nine months ended March 31, 2015 the Company granted extensions to various warrants that expired in December 2014 to March 31, 2015 and then extended various warrants scheduled to expire prior to June 30, 2015 to June 30, 2015.  The Company also granted modification of warrant expiration dates and exercise prices in conjunction with extension agreements with Bassani, Smith and Schafer effective January 1, 2015.

Depreciation

Total depreciation expense was $468,000 and $735,000 for the nine months ended March 31, 2015 and 2014, respectively.  Depreciation expense is lower for the nine months ended March 31, 2015 due to the fiscal year 2014 $2,000,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $384,000 and $26,000 for the nine months ended March 31, 2015 and 2014, respectively.

Research and development expenses, excluding stock-based compensation charges/(credits) of $116,000 and $(136,000) were $268,000 and $162,000 for the nine months ended March 31, 2015 and 2014, respectively.  The primary reason for the increase for the nine months ended March 31, 2015, is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the nine months ended March 31, 2015 and 2014 consists of the following:

	Nine months ended March 31, 2015	Nine months ended March 31, 2014
Research and development:
Fair value of stock options expensed/(credited) under ASC 718	$ 116,000	$(136,000)
Total	$ 116,000	$(136,000)

Stock-based compensation expenses/(credits) were $116,000 and $(136,000) for the nine months ended March 31, 2015 and 2014, respectively.  The increase resulted from the granting of options to an employee performing research and development during the nine months ended March 31, 2015 and the forfeiture of previously expensed unvested stock options of an employee terminated during the nine months ended March 31, 2014.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,776,000 and $2,741,000 for the nine months ended March 31, 2015 and 2014, respectively.

Other Expense

Other expense was $275,000 and $277,000 for the nine months ended March 31, 2015 and 2014, respectively.  Interest expense was $275,000 for both the nine month periods ended March 31, 2015 and 2014, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $10,000 and $4,000 for the nine months ended March 31, 2015 and 2014, respectively.

Net Loss Attributable to Bion’s Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $3,041,000 and $3,014,000 for the nine months ended March 31, 2015 and 2014, respectively, representing a $0.01 decrease in the net loss per basic and diluted common share from $0.16 to $0.15.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2014 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2015, the Company had cash of approximately $500,000. During the nine months ended March 31, 2015, net cash used in operating activities was $574,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the nine months ended March 31, 2015, the Company received cash proceeds of $26,000 related to the sale of the Company’s restricted common shares and $30,000 due to the receipt of a subscription receivable.  The Company also received cash proceeds of $894,000 from the sale of 1,800,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016. The Company paid cash commissions related to the sale of units of $62,000.

As of March 31, 2015 the Company has debt obligations consisting of: a) notes payable – affiliates of $453,000, b) deferred compensation of $617,000, c) convertible notes payable – affiliates of $2,629,000, and, d) a loan payable of $7,754,000 (owed by PA-1) (plus accrued interest of $461,000).

Plan of Operations and Outlook

As of March 31, 2015, the Company had cash of approximately $500,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2013 and 2014 and through the nine months ended March 31, 2015, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the year ended June 30, 2014 and during the nine months ended March 31, 2015, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8 to Financial Statements) and members of the Company’s senior management have made loans to the Company which have been converted into notes payable totaling approximately $453,000 including interest as of March 31, 2015.  As of March 31, 2015 such deferrals totaled approximately $3,246,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. The Company’s accounts payable have increased materially over this period. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the nine months ended March 31, 2015 the Company raised proceeds of approximately $926,000 through the sale of its securities (Note 9 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  Additionally, PA-1 has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it proposed during November 2014.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting a portion of its research and development activities at Kreider 1 while continuing commercial operations.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow the Phase 2 Kreider Project  to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2016 fiscal year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2016 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 30 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014.  Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but has not yet received any responses from Pennvest to solutions it proposed during November 2014.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement may be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting a portion of its research and development activities at Kreider 1 while continuing commercial operations.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently involved in one litigation matter:

On May 1, 2014 Mr. James Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v. Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris sought payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling $87,216 plus interest (which sums were accrued in the Company’s financial statements despite the fact that the Company disputed the obligations) and vesting of certain options cancelled after the termination plus attorney’s fees. The Company disputed each such claim by Mr. Morris in the litigation and defended the lawsuit. The Company and Mr. Morris entered into a negotiated general release and waiver of all claims in March 2015, pursuant to which the Company agreed to pay Mr. Morris and his attorney $20,000 and $10,000, respectively, and issued Mr. Morris 10,000 shares of the Company’s common stock valued at $6,600 in exchange for a full and complete release of all claims by Mr. Morris against the Company.  The Company also incurred attorney’s fees (and related costs) in the context of its defense.  On April 9, 2015, the case was formally closed by the presiding judge.  As a result of the general release, the Company reversed approximately $271,000 of previously recorded expenses for deferred compensation and severance pay which it had accrued in relation to Mr. Morris’ employment with and termination by the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC (‘PA-1’) pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90 days.  PA-1 has made a proposal to  resolve this matter but has not received a response from Pennvest as of the date of this report.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that an interim, short-term agreement will be reached that will allow PA-1 and Pennvest a further period of time for further negotiations and evaluation of possible long-term resolutions. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.

The Company currently is not involved in any other material litigation.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company sold the following restricted securities: a) 365,530 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $145,231 in aggregate, to employees/consultants  for services, b) 765,000 units at $0.50 per unit, and received proceeds of $1,732,500 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $0.75 per share until December 31, 2016 and c) 10,000 shares issued pursuant to our 2006 Consolidated Incentive Plan valued at $6,600 to an employee pursuant to a settlement Agreement. These securities were issued in reliance on the exemptions provided by Regulation D of the Securities Act of 1933 and/or Section 4(2) of the Securities Act of 1933. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 14, 2015	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2015	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer