Form 10-K
period 2015-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2015-09-22
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  YES   [   ]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]  YES  [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[  ]  Yes   [X]  No

The aggregate market value of the approximately 10,200,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2014 approximated $4.6 million.  As of September 1, 2015, the Registrant had 22,464,811 shares of common stock issued and 21,760,502 shares of common stock outstanding.

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

•

continued delays in (and/or failure of) development of markets (or other means of monetization ) for nutrient reductions from agriculture and CAFOs;

•

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

Bion is now actively pursuing business opportunities in three broad areas 1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below), and 2) development of "closed loop" Integrated Projects (as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is pursuing these opportunities within the United States and internationally.

For several years, the Company focused on completion of the development of second generation waste treatment systems and applications based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System") and its technology platform based on its core technology. The re-development process was substantially completed approximately five years ago and the initial commercial system based on our updated technology has been constructed and is in commercial operation in Pennsylvania. Current research and development work is focused on additional applications for our second generation technology and work toward development of the next generation with emphasis on increasing efficiencies, lowering of capital and operating costs, and recovery of valuable by-products (including nutrients in organic and/or organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits).

Portions of Bion’s business can be analogized to a utility model which requires a long term commitment from the producer (whether a third party CAFO or an Integrated Project developed by the Company) and the purchaser(s) or nutrient reduction credits and other by-products in return for Bion making the necessary capital investments to treat the livestock waste. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value. The revenue sources from such assets will likely include sales revenue from renewable energy (both from solids combustion and methane generation thru the use of anaerobic/microaerobic digestion modules), fertilizer and soil amendment products, water reuse, and from monetization of environmental and ‘reduction credits’ (including but not limited to nutrient, carbon, sediment, water and pathogen reduction). Bion continues research and development activities to enhance its technology platform so that it can maximize the revenue streams from these separated and aggregated assets taking into account the multiple variables such as species, location, etc. The Company will focus a portion of its efforts on “normalizing” its technology platform regardless of species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit in order to process a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value.

Potentially, ‘certified environmental branding’ of animal protein products produced in CAFOs (including Integrated Projects) using the Company’s technology for waste mitigation/remediation and of by-products (fertilizer, soil and/or feed additives, etc.) produced in the Company’s installations can be an additional benefit of  Bion’s systems (and a source of revenue to the Company).  Bion has commenced efforts to obtain such branding.

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

The Company began pursuing these opportunities within the United States during the later stages of technology re-development in 2009 with very limited success to date (as described below) and has recently begun activities to pursue such opportunities internationally as well.

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

We believe that Bion's technology platform creates the opportunity to develop Integrated Projects that profitably integrate large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex.  In the context of our Integrated Projects, Bion's waste treatment technology, in addition to mitigating polluting releases to water and emissions to air, will recover cellulosic biomass  from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or further processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy or sold to unrelated purchasers.  Also, an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby potentially lowering the: i) capital expenditures, ii) operating, marketing and shipping costs, and iii) energy/fossil fuel usage of the ethanol production process.  Thus,  integrated ethanol plants can potentially act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream. As such, Bion Integrated Projects can be denominated "closed loop". We anticipate that the participants in our Integrated Projects will have substantially lower carbon footprints per unit of production compared to non-integrated producers of the same products. We anticipate that different projects will be integrated to different degrees and in different manners. Bion, as developer of, and a participant in, its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these (and other) benefits of integrated activities.

We anticipate that most projects undertaken by the Company in which we retain ownership interests (whether retrofit or Integrated Projects) will be pursued through and owned by single project subsidiaries.  Bion PA 1 LLC (“PA-1”), through which we  developed the Bion System required by Phase 1 of the Kreider project and Bion PA 2 LLC (“PA-2”), through which we commenced development of the Kreider #2 project, including potentially its Renewable Energy Facility (see below), are the first two of what are likely to be many such entities.

The Company's consolidated financial statements for the years ended June 30, 2015 and 2014 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2015 or June 30, 2014.  The Company has incurred net losses of approximately of $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $10,041,000 and $10,807,000 as of June 30, 2015.The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2015 and June 30, 2014 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

Currently, Bion is focused on using applications of its patented waste management technology to pursue three large opportunities: 1) retrofit and environmental remediation of existing CAFOs (pursued through Services Group), 2) development of Integrated Projects (pursued through Projects Group) and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America.

Bion's Services Group, building upon our redeveloped second generation technology and Bion's over 20 years' of experience providing waste treatment services to the livestock industry commencing with its first generation technology applications, is pursuing the opportunity related to retrofit and environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. Bion's re-developed 2nd generation technology platform creates a potentially profitable business opportunity to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many) and potentially to smaller facilities through aggregation of waste streams. Early candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Company's Kreider projects in Pennsylvania in the Chesapeake Bay watershed represent the Company's first endeavors in this market segment. These installations are designed and intended to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy and poultry waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). Phase 2 of the Kreider project, which is in its early development and pre-permitting phase, will treat the recovered cellulosic solids recovered from Kreider's dairy waste by the Phase 1 Kreider System and the waste stream from Kreider's poultry operations (possibly together with waste from other poultry operations and/or other wastestreams) to generate renewable energy, tradable credits and by-products (including nutrients in organic and/or non-organic forms). To complete and operate these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be needed to be expended for continuing operations of the Kreider Phase 1 system until sufficient revenues can be generated, of which there is no assurance. Upon successful construction and operation of these systems, the Company anticipates that it will earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to the Kreider  Phase 1 system and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through  sales of renewable energy and by-products (nutrients in organic and/or non-organic forms and/or renewable energy and environmental credits) generated by the Kreider systems. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.

Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  Additional impairments may result if the nutrient credit market does not develop in the current 2016 fiscal year.

Bion's Projects Group will pursue the opportunities related to development of Integrated Projects which will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment System modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and possibly high nutrient fine solids to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing  40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30 mile radius.  Bion believes its technology platform will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from cellulosic biomass recovered from the waste streams and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, ethanol plants and/or end product processors. Each Project is likely to have different degrees of integration, especially in the early development phases.

The Company anticipates selecting a site for its initial Integrated Project (and possibly additional Integrated Projects) during calendar year 2016. Bion hopes to commence development of its initial Integrated Project by optioning land and beginning the permitting process during calendar year 2016, but delays are possible.

Bion has undertaken pre-development work on an Integrated Project planned to include partial integration of a large-scale beef cattle finishing operation, an existing beef processing facility and an existing ethanol production facility to be located in Pennsylvania including discussions with various state and regional agencies in Pennsylvania and major agricultural industry entities regarding this potential Project. Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts in Pennsylvania on its two projects at Kreider Farms. However, the Company currently believes there is a significant likelihood that it will option land in Pennsylvania for our initial Integrated Project during 2016 and move into the development process during the 2017 fiscal year.  In addition to the Pennsylvania beef cattle project, Bion has considered a similar Project to be located in upstate New York and has had discussions with various local and state governments and agencies in New York regarding such a Project. Additionally, the Company has been in long term very preliminary discussions with various local and state agencies in the Midwest regarding potential development of a large scale integrated dairy/cheese Integrated Project (which would be integrated with one or more existing ethanol plant(s)). Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to choose sites for additional Projects through fiscal years 2017-19 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 8-20 Integrated Projects. At the end of the 5-year period, Bion projects that 3-8 of these Integrated Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Integrated Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Integrated Project has been developed to date.

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

INDUSTRY BACKGROUND

The traditional business model for CAFO's, regardless of livestock type, has relied on a combination of: 1) a passive environmental regulatory regime (including exemptions pursuant to certain statutes), and 2) access to a relatively unlimited supply of cheap land and water to serve as the basis for "environmental" treatment of animal waste.  Such land and water resources have now become significantly more expensive and, due to climate/weather variations, less reliable, while ongoing consolidation of the CAFO industry has produced substantially increased and more concentrated waste streams.  At the same time, regulatory scrutiny of, and public concern about, food security and the health and environmental impacts from CAFO's has intensified greatly.

The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial production constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost increases (feed, fuel, etc.) and, potentially, climate/weather variability/change, each of which negatively affect both the current profit levels and the future activities of the industry as presently structured.  Bion believes that its technologies (and its technology platform) can not only remediate/mitigate many of these problems, but can also be a catalyst for substantial amounts of needed relocation and rationalization required by the livestock industry in the U.S.

Agricultural release of nitrogen and phosphorus into rural watersheds negatively effect and create large remediation costs not only for local waterways and aquifers but also for downstream water bodies and urban areas. Bion’s remediation/mitigation business opportunity focuses on its ability to efficiently remove nutrients (primarily nitrogen and phosphorus) and prevent air emission at the CAFO source at far lower cost than such nutrients can be removed downstream in municipal waste water and storm water treatment facilities in urban areas.

Agricultural runoff (including re-deposition of nitrogen from ammonia off-gassing) is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting fresh and salt water quality throughout the country including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico 'Dead Zone'.  Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution and resultant algal blooms.  In each such case, agriculture in general--and CAFO's in particular--have been identified among the main contributors of pollution.  CAFO's are also significant emitters of pollutants to air, with dairy CAFO's having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley in California and elsewhere and among the largest contributors to nutrient pollution of the Chesapeake Bay. A substantial volume of the nitrogen released to the atmosphere from CAFO waste streams as ammonia and other nitrogen gases emitted by CAFOs is re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Further, untreated manure from CAFO’s has been linked to pathogens on food and hormones in water supplies. Bion believes that its patented and proven technologies offer the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

We believe Bion's technologies can enable animal protein production to take place in a manner which is both economically and environmentally sustainable because our technology removes nutrients from the waste streams generated by animal operations at the source and thereby dramatically reduces releases to water and gaseous atmospheric emissions.  The potential resulting herd concentration increase (due to lower pollution) will reduce marginal costs of production for the CAFO’s. Previously unavailable locations close to markets, feed and other needed inputs may become available due to the reduced pollution created by our technology. Also, it results in a core Bion technology platform that can enable substantial integration of environmental treatment and renewable energy production and utilization with ethanol production and animal protein processing operations, thereby creating the basis for the Company's Integrated Projects business opportunity.

In the context of Integrated Projects, Bion's waste treatment technologies and technology platform (and the resulting herd concentration), in turn, potentially provide the opportunity to integrate a number of revenue generating operations (thereby reducing unit production costs) while maximizing the realized value of the renewable energy and by-product production.  The Bion Integrated Project model will access diversified revenue streams through a balanced integration of herd and technologies to provide a hedge/buffer of the commodity risks associated with any of the separate enterprises.  We believe that Bion's Integrated Projects may generate revenues and profits for the Company from one or more of the following items:

•

Waste processing and technology licensing fees;

•

Fees and savings related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;

•

Renewable energy production from the cellulosic biomass recovered from the livestock waste streams combined with utilization of the energy produced within the Integrated Projects;

•

Ethanol production cost savings;

•

Various "environmental" and renewable energy credits; and

•

Other by-product items including feed products or fertilizers (organic and inorganic).

Exactly what fees and revenues would accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects.  If Bion is simply the operator of its waste system within an Integrated Project that it develops, it would probably generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of renewable energy to the ethanol plant and/or other facilities, c) fees related to the utilization of the wet distillers grain made possible by the integration, d) fees for its "developer" role, and/or e) sales of the fertilizer and/or other products generated from the waste treatment process.  If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO.  Sales of distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the distillers grain.  If Bion participates in the ownership and/or operation of the integrated CAFO (and its facilities), we will most likely also generate revenues from the sale of the CAFO's end products.  While it is possible that Bion would have a uniform ownership interest throughout a Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

We believe that our technology platform and the proposed Projects do not involve significant technology risk.  Our waste handling technology is modular and scalable, has been utilized efficiently in the past and has been verified by peer-reviewed data in extended commercial-sized operation. Our second generation Bion System module (at the Kreider dairy farm in Pennsylvania) has been tested and monitored through extended commercial operations and performed up to (or exceeded) expectations for nutrient removal from the CAFO waste stream.  The other Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion equipment, primarily consist of available and fully-tested processes and equipment (or process and/or equipment which Bion has tested at its facilities) that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity.

Bion has identified three primary market opportunities to potentially develop Integrated Projects depending on the facilities that exist in a given geographic region:

Existing Processing: Our technology can enable newly-permitted livestock herds to be located near existing beef or dairy processing plants.  A dedicated herd with Bion’s environmental treatment will potentially create the opportunity for the processor to brand finished products as being 'environmentally-responsible,' 'Green,' or 'locally-grown,' as well as provide single sourcing for inputs resulting in improved food safety, security and accountability. Locating the herd in close proximity to the existing processing plant will likely substantially reduce its transportation costs and carbon footprint and the processing plant can purchase and utilize the renewable energy Bion produces from the cellulosic biomass recovered by Bion from the CAFO wastes to reduce purchases of fossil fuel.

Existing Ethanol: Newly-permitted livestock herds can be located near existing ethanol plants that are struggling in the current economic environment.  In Bion's closed-loop livestock/ethanol model, a corn ethanol plant serves as a feed mill for the livestock herd and the ethanol plant provides its distiller grain co-product on a wet basis to supplement the herd's ration, eliminating the ethanol plant's traditional costs to dry, market and ship its distiller grains.  The ethanol plant would become an onsite/local consumer of the renewable energy generated from the herd's waste that replaces all of the remaining fossil fuel requirements of the ethanol plant.  Efficiency can be significantly increased since integration enables three 'shots' at the corn: i) first ethanol is produced from it, then ii) it is fed to the cows, and finally iii) renewable energy is produced from the cellulosic biomass portion recovered from the livestock waste stream.  Integration with Bion's technology platform has the potential to more than triple the energy efficiency of corn ethanol production, improving the generally-accepted net energy balance of 1.4 to 1 to approximately 3.5-5 to 1 range (based on the Argonne National Laboratories GREET model assessment of a similar integrated, closed-loop project) -- similar to the efficiency targets publicly discussed for future cellulosic ethanol production--and thereby greatly reduce the carbon footprint.

Greenfield Projects: In some cases, Bion may develop new state-of-the-art Projects in selected locations that maximize economic advantages of the Projects' participants.  Bion's partners in these Projects will potentially realize increased productivity and profits by capitalizing on the operational and resource efficiencies of integration as described elsewhere herein. Additionally, the facilities and processes of Greenfield Project participants will be optimized to provide the greatest benefit to the Project as a cooperative enterprise. Further market advantages may result from strategic location, such as proximity to high-value product markets, product branding, and economic development incentives, subsidies and tax credits.

Bion anticipates that the output (meat or dairy) from one or more Integrated Projects (in any of the categories above) may be primarily dedicated international export markets designated by Project participants.  Bion has recently commenced activities related to seeking the participation of international end users in our Projects.

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

No Integrated Project has been developed by Bion to date and there is no assurance that an Integrated Project will ever be developed by the Company.

CORPORATE BACKGROUND

The Company is a Colorado corporation organized on December 31, 1987.  Our principal executive offices are located at the residence of our President at 1774 Summitview Way, Crestone, Colorado 81131.  Our primary telephone number is 212-758-6622. We have no additional offices at this time.

HISTORY AND DEVELOPMENT OF OUR BUSINESS

Substantially all of our business and operations to date has been conducted through wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996).  Bion is also the parent of Bion PA 1 LLC (a Colorado entity organized August 14, 2008) (“PA-1”) and Bion PA 2 LLC (a Colorado entity organized June 24, 2010) (“PA-2”). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

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

From 2009 through the present period, Bion has  actively pursued business opportunities (utilizing our re-developed 2nd generation technology and technology platform) in three broad areas:  1) retrofit and environmental remediation of existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas, 2) development of "closed loop" Integrated Projects (as described above), and 3) licensing and/or joint venturing of Bion’s technology outside North America. Bion is pursuing these opportunities within the United States and internationally.

We believe significant remediation/retrofit opportunities exist that will enable us to generate additional future revenue streams from Bion's technology. The initial retrofit opportunities we are pursuing have related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program'). The Company has deployed some of its limited resources toward an initiative in the Great Lakes/North Central states that has not yet yielded any contracts. The Company anticipates that further opportunities for our remediation/retrofit business will develop in other areas with CAFO’s including the watersheds of the Great Lakes (from New York to Minnesota), the extended Mississippi River/Gulf of Mexico watershed (including its tributaries from Pennsylvania in the east to Montana/Wyoming/Colorado in the west), and other areas with excess nutrient pollution from agriculture in general and CAFO’s in particular.

Over the past 24 months the Company has undertaken research and development efforts to develop the next generation of its technology (and related applications) with emphasis on increasing efficiency, lowering capital and operating costs and increasing recovery of high value by-products (organic and inorganic), which efforts continue during the current fiscal year.

Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives

The urgency and priority of the need to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was clearly demonstrated with promulgation of President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA’s publication and issuance during December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  At that time, 89 of the 92 Bay and tidal watershed segments were not in compliance with water quality standards (97% out of compliance).  The EPA and associated state agencies also committed to short-term 3-year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives.  Based on these actions, it is anticipated that much greater compliance will be required by the ‘water year’ starting October 1, 2015.  EPA documents defined the overall mission as requiring an approximately 65 million pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025, of which 35 million pounds was allocated to Pennsylvania. Importantly, the 3-year compliance milestones were established as a part of the compliance program to add both short- and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay. According to the EPA’s Interim Evaluation of Pennsylvania’s Milestone Progress published in June 2015, PA is 14.6 million pounds behind its 2014-2015 milestone commitments for nitrogen, a remarkably large deficit given the previously stated 2 million pound deficit from the 2012-2013 water year.  EPA has placed PA’s agriculture and urban/suburban sectors under a “Backstop Actions Level”, the highest level of EPA oversight.  EPA has also stated that if load reductions remain off track, EPA may consider seeking additional (and expensive) pollutant reductions from the wastewater sector.

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

Pursuant to the KF agreements, a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA-1 has commenced generating nutrient reduction credits for potential sale while continuing to utilize the Phase 1 system to test improvements and add-ons. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA-1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when PA-1 will be able to generate such revenues from the Kreider 1 system.  PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2015.

Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $4,349,482 as of June 30, 2014. Based on further review during June 2015, the Company recorded an additional $1,750,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System to $1,976,621 as of June 30, 2015. Additional impairments may result if the nutrient credit market does not develop in the near term.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, but communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that a loan modification agreement may be reached that will bridge the period until development of a more robust market for nutrient reductions in Pennsylvania, of which there is no assurance. PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Additionally, the Kreider agreements provide for Bion to develop a renewable energy production facility to treat the waste from Kreider's approximately 4.6 million chickens (and potentially other poultry operations and/or other waste streams)  ('Kreider Renewable Energy Facility' or ‘Phase 2 Kreider Project’).  It is anticipated that the 'Kreider Renewable Energy Facility' will generate renewable energy (and potentially related renewable energy credits) through the combustion/gasification of the poultry wastes and the cellulosic biomass captured by Bion in the Phase 1 System. The Company continues its development work related to the details of the Phase 2 Kreider project. During May 2011 the PADEP certified Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during the 2015 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements being negotiated between the EPA and Pennsylvania. Note that this project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification is under way but has been largely placed on hold while certain matters are resolved between the EPA and Pennsylvania. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility are still in early stages, joint venture agreements have not yet been completed, and the Company does not yet have financing in place for the Kreider Renewable Energy Facility. This opportunity is being pursued through PA-2.  If there are positive developments related to the market for nutrient reductions in Pennsylvania ( of which there is no assurance), the Company intends to pursue development, design and construction of the Phase 2 Kreider Project with a goal of achieving operational status during the 2016 calendar year, and hopes to enter into agreements related to sales of the credits for future delivery (under long term contracts) during 2016 subject to verification by the PADEP based on operating data from the Kreider Renewable Energy Facility.

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

A 2008 independent study commissioned by the Pennsylvania State Senate estimated that capital costs of $1.4 billion plus $60 million annual operating costs (which yields an amortized average cost of approximately $28 per lb of nitrogen reduction per year) will be required to upgrade the municipal wastewater treatment plants in Pennsylvania to meet the initial standards then in place to meet the US EPA’s programmatic mandates set by the Chesapeake Bay Program (which mandates appear to have been accelerated).  We believe this study materially underestimates the potential costs for the nutrient reductions now mandated. Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are  in the range of $8-$12 (or higher) per lb of nitrogen reduction (roughly the equivalent of the projected municipal wastewater upgrade annual operating costs alone), of which there is no assurance, thereby creating potential savings to Pennsylvania ratepayers of a significant portion of the $1.4 billion capital cost such study indicated would be required for wastewater treatment plant nitrogen reduction upgrades, if Bion's technology were adopted to produce the required nitrogen reductions under the Pennsylvania portion of the Chesapeake Bay Program from livestock waste in Pennsylvania.

On January 22, 2013, the Pennsylvania Legislative Budget and Finance Committee published a study (“Report”) detailing the economic and environmental benefits that would result from the implementation of a competitively bid, request for proposal (“RFP”) program for nitrogen reductions to fulfill Pennsylvania’s obligations under the US EPA-mandated Chesapeake Bay Total Maximum Daily Load (CB TMDL). We agree with and support the basic conclusions and recommendations of the Report. Links to both the full Report and a summary are available on the homepage of Bion’s website at www.biontech.com.  The Report demonstrates that implementation of such a RFP program would result in dramatically lower cost compliance with Pennsylvania’s requirements under the CB TMDL and would also provide a host of additional environmental and economic benefits to Pennsylvania’s interior freshwater resources and communities.

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

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) ‘The Watershed Improvement Act’, which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. This legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. On May 6, 2015, the PA Senate Majority Policy Committee held a hearing on SB 724.  Testifying in support of this legislation was Elliot Keller of JBS in Souderton PA, Phil Durgin – Executive Director of the PA Legislative Budget and Finance Committee, Ron Kreider of Kreider Farms, Ed Schafer representing the Coalition, and Mike McCloskey representing the National Milk Distributors Association.

Bion’s activity related to such legislation has recently intensified with increased stakeholder support (and increasing attacks on the Company by those opposed to the legislation) and Bion believes such primary provisions of such legislation may be passed (in some version) by the Pennsylvania Legislature during 2015, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there has been vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which has been focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company has responded in a press release and postings on its website. As a result, Bion will explore the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company’s business and positions. If SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy. Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards potentially opening business opportunities in that state.

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

We believe that the credits from the Kreider Farms dairy project (verified by the PADEP) represent the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions once regulatory issues are resolved.  Further, we believe this will provide, over time, a basis for credit trading throughout the Chesapeake Bay watershed basin-wide (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will potentially broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed.

Bion has undertaken, and will continue to pursue, work to establish appropriate public policies to facilitate environmental clean-up of CAFOs in the Chesapeake Bay states and at the federal level and in other locales.

Bion also believes that it is reasonable to assume that a version of the Chesapeake Bay Program strategies developed by the US EPA and various state regulatory agencies to address the issue of excess nitrogen loadings to the Chesapeake Bay watershed clean-up, will be subsequently applied to deal with the much larger nutrient pollution problems of the Mississippi River Basin that are a primary cause of the 'Dead Zone' in the Gulf of Mexico and similar problems in the Great Lakes and elsewhere. The US EPA has stated the intention that the strategies being developed for the Chesapeake Bay will be utilized in the Mississippi River Basin and other watersheds in the U.S. Note, however, that such an EPA initiative is certain to generate significant political opposition.  The Mississippi River Basin alone has been estimated to require more than 1 billion pounds of annual nitrogen reduction to remediate the ‘dead zone’ in the Gulf of Mexico. Applying the same metrics as above (Bion’s ability to profitably provide nitrogen reductions at a cost of $8-12 per pound per year compared to municipal wastewater and storm water removal costs of $35 or higher per pound per year), using Bion-type solutions would represent a potential benefit in excess of $25 billion annually to tax- and rate-payers of the 31 Mississippi River Basin states and the federal government. We believe that Bion will potentially have large business opportunities for utilization of its technology as efforts to clean up such polluted areas develop, but at present such opportunities are not quantifiable nor can a definitive timeline be predicted.

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

Bion has begun pre-development work on an Integrated Project planned to include a large-scale beef cattle finishing operation (in modules), a beef processing facility and an ethanol production facility to be located in Pennsylvania. The Company has begun discussions with various state and regional agencies in Pennsylvania regarding this potential Project.  Limited progress has been made in the pre-development process to date because the Company has primarily focused its efforts on its two projects at Kreider Farms in Pennsylvania. However, the Company currently believes there is a significant likelihood that the Company will option land for an initial Integrated Project during 2015 and move into the development process.  In addition to the potential Pennsylvania beef cattle project, Bion has engaged in activities related to development of a similar Project to be located in upstate New York and has been in discussions with various local and state agencies in Midwest states. Locations in other states are also under consideration for the Company’s Integrated Projects. It is not possible at this time to reasonably predict where the initial Project will be developed or the order in which Projects will be developed. All of these potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Note that our initial Project has not yet emerged from the pre-development phase, no land or permits for the Project have been acquired, Bion has no commitments from anyone related to financing or participation in this Project, and no such Project has yet been developed by Bion (or others).  Notwithstanding the foregoing items, Bion anticipates that it may option land and commence the actual development phase of its initial Project during the 2017 fiscal year.

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

RECENT FINANCINGS

Sales of Common Stock during 2015 and 2014 Fiscal Years

During the year ended June 30, 2015, the Company sold 1,918,633 shares of its unregistered common stock (not including issuance of 119,027 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 1,620 shares issued to an entity for services and 466,251 shares issued upon conversion of debt). During the year ended June 30, 2015, the Company sold its unregistered securities as follows: a) 35,000 restricted common stock at $0.75 per share, and received gross proceeds of $26,250; and b) 1,800,000 units at $0.50 per unit and received gross proceeds of $900,000 and  net proceeds of $838,478 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 per share until June 30,  2016).  The Company also exercised 83,633 warrants at a reduced price of $1.05 per warrant and received gross proceeds of $87,815 including subscriptions receivable of $13,125 for 12,500 shares. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

There is also extensive competition in the livestock, ethanol production, biomass renewable energy, organic soil amendment/fertilizer/organic fertilizer and feed ingredient markets.  There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter.  Many of these companies have established marketing and sales organizations and customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our Integrated Projects business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a limited number of Integrated Projects will be developed.  We anticipate initially developing, owning interests in, and operating only one or a few fully Integrated Projects commencing during 2017, and, thereafter, developing a limited number of Projects at a time.  Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

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

62/103,191 (1/14/15 application date):  Provisional Patent Application - Production of Ammonium Bicarbonate from Wastewaters Containing Ammonia and Carbon Dioxide; Morton Orentlicher and Mark M. Simon (agreement to acquire upon issuance)

62/133,549 (3/16/15 application date):  Provisional Patent Application - Production of Ammonium Bicarbonate from Wastewaters Containing Ammonia and Carbon Dioxide; Morton Orentlicher and Mark M. Simon (agreement to acquire upon issuance)

14/852,836 (9/14/15 application date):  Process to Recover Ammonium Bicarbonate from Wastewater; Morton Orentlicher and Mark M. Simon (agreement to acquire upon issuance)

European Union Currently Pending:

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

RESEARCH AND DEVELOPMENT

During the years ended June 30, 2015 and June 30, 2014, respectively, we expended approximately $397,000 and $252,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Integrated Projects and remediation activities. During the 2015 fiscal year, Bion’s research and development has been focused on modifying and adding unit processes to its technology platform. The objective has been to reduce capital costs and operating costs, while generating commercial equivalent by-products and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new patent filing(s) during the 2015 fiscal year and during the current period. The Company anticipates completion of its pilot system for its next generation technology by end of current fiscal year. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value and our current research and development efforts have been focused on developments that will enhance  potential sales revenues from renewable energy (both from solids combustion and methane generation thru the use of anaerobic/microaerobic digestionmodules), fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit in order to process a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value.

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

EMPLOYEES

As of September 15, 2015, we had 6 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good.  None of our employees is covered by "key person" life insurance.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company maintains its corporate office at Box 566/1774 Summitview Way, Crestone, Colorado 81131, the office of its President, and its main corporate telephone number is: (212) 758-6622.

We are the sole owner of seven currently active United States patents, one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico (plus the pending application(s) set forth at Item 1, “Patents” above).

ITEM 3.  LEGAL PROCEEDINGS.

The Company is currently involved in no litigation matters.

In May 2014 Mr. Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris sought payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling approximately $87,000 plus accrued interest (which sums had been accrued by the Company, despite the fact that the Company was disputing the obligations) and attorney’s fees plus reinstatement of options to purchase the Company’s common stock and other items.  The litigation was resolved when the Company and Mr. Morris entered into a negotiated general release and waiver of all claims in March 2015, pursuant to which the Company agreed to pay Mr. Morris and his attorney $20,000 and $10,000, respectively, and issued Mr. Morris 10,000 shares of the Company’s common stock valued at $6,600. On April 9, 2015, the case was formally closed by the presiding judge.  As a result of the general release, during the year ended June 30, 2015, the Company reversed approximately $271,000 of previously recorded expenses for deferred compensation and severance pay which it had accrued in relation to Mr. Morris’ employment with and termination by the Company.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  Discussions, exchanges of correspondence and negotiations have taken place haltingly between PA-1 and Pennvest concerning this matter over the past year and are expected to continue in some form during the current fiscal year.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that at some point a loan modification agreement will be reached that will allow time for the development of a more robust market for nutrient reductions in Pennsylvania , of which there is no assurance.  PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.  Litigation has not commenced in this matter but has been threatened by Pennvest. Such litigation is likely if negotiations do not produce a resolution.

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

	2015		2014
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$1.06	$0.68	$1.85	$1.28
Second Fiscal Quarter	$0.78	$0.35	$1.70	$0.67
Third Fiscal Quarter	$1.15	$0.40	$1.00	$0.60
Fourth Fiscal Quarter	$1.46	$0.65	$1.49	$0.62

(b)  Holders

The number of holders of record of our common stock at September 1, 2015 was approximately 1,600.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During each of fiscal year 2015 and 2014 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 17,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 1, 2015, 4,413,870 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2014 through September 1, 2015.  Of the 4,413,870 options, 4,313,870 are vested as of September 1, 2015. Additionally, 117,500 shares of Contingent Stock Bonuses (of which 117,500 are vested) and 335,000 shares of Stock Bonuses have been granted under the Plan, all of which are vested as of September 1, 2015.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,413,870	1.88	14,641,130

Equity compensation plans not approved by security holders	-	-	-

Total	4,413,870	1.88	14,641,130

(e)  Recent Sales of Unregistered Securities

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

During the year ended June 30, 2015, the Company sold 1,918,633 shares of its unregistered common stock (not including issuance of 119,027 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 1,620 shares issued to an entity for services and 466,251 shares issued upon conversion of debt). During the year ended June 30, 2014, the Company sold its unregistered securities as follows: a) 35,000 restricted common stock at $0.75 per share, and received gross proceeds of $26,250; and b) 1,800,000 units at $0.50 per unit and received gross proceeds of $900,000 and  net proceeds of $838,478 (Each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 per share until June 30, 2016).  The company also exercised 83,633 warrants at a reduced price of $1.05 per warrant and received gross proceeds of $87,815 including subscriptions receivable of $13,125 for 12,500 shares. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2015 and 2014 ("Financial Statements").

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA-1 on its loan secured by the Kreider #1 system, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or  delays in Bion's development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

During the 2004-2008 calendar years, the Company focused on completion of the development of the second generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO"). That re-development process was substantially completed five years ago and the initial commercial system, based on that updated technology, was constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement and/or upgrade our technologies and or be utilized with our technology platform. During the 2014 and 2015 fiscal years, the Company increased its research and development activities with focus on creating variations of its technology platform that enable additional flexibility, increase recovery of nutrient by-products (including nitrogen/ammonium compounds in organic and non-organic forms, renewable energy and related credits and/or carbon credits) and increase potential related revenue streams from by-product streams, and to review potential “add-ons” and applications for use in different regulatory environments.  The Company believes these research and development activities will continue through the 2016 fiscal year.

Operational results from the initial commercial system have confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current generation technology platform (and the new variations under development) center on its patented biological-based processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Research and development activities are underway to improve, update and move toward the next generation of Bion systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed,  Great Lakes Basin states,  and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass (to be utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plant capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. (No other Bion system has been contracted for and/or constructed to date.) On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System” or “Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA-1 commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations.

During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 System and project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015, reducing the value of the Kreider 1 System to $1,976,621 as of June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, but communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that a loan modification agreement may be reached that will allow PA-1 and Pennvest time for the development of a more robust market for nutrient reductions in Pennsylvania, of which there is no assurance.  PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting a portion of its research and development activities at the Kreider 1 system while PA1 is maintaining the Kreider 1 System.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations (and potentially other poultry operations and/or other waste streams) and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be re-certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow the Phase 2 Kreider Project  to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2016 calendar year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2017 fiscal year.

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

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) ‘The Watershed Improvement Act’, which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. This legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Bion’s activity related to such legislation has recently intensified with increased stakeholder support (and increasing attacks on the Company by those opposed to the legislation) and Bion believes such primary provisions of such legislation may be passed (in some version) by the Pennsylvania Legislature during 2015, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there has been vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which has been focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company has responded in a press release and postings on its website. As a result, Bion is now exploring the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company’s business and positions and expending funds for that purpose. If SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.  Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

The Company believes that Pennsylvania (and the entire Chesapeake Bay watershed), to be followed by the Great Lakes Basin and Midwest/Mississippi Watershed/Gulf of Mexico states, represent ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nutrient (primarily nitrogen and phosphorus) reductions in a fair and transparent process; and since payment from the tax and rate payers will now be performance-based, these providers will be held financially accountable.

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

Additionally, we believe that Bion's technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies) will allow the integration of large-scale CAFOs and their end-product users, renewable energy production from the CAFO waste stream, and on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex ("Integrated Projects" or "Projects"). In the context of Integrated Projects, Bion's waste treatment processes, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs, and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. In addition an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thereby reducing the CAFO's feeding costs as well as generating revenue to the ethanol plant, and would also provide a market for the renewable energy that Bion's System produces from the CAFO waste stream. And, in some cases the nutrient rich liquid effluent from the Bion system modules may be directly utilized for greenhouse and/or hydroponic agriculture. Accordingly, such Bion Integrated Projects can be denominated "closed loop". Bion anticipates that many projects may initially include only partial integration.  Based on the degree of integration in a Project, greater or lesser amounts of benefits will be realized.  Bion, as developer of, and participant in, Integrated Projects, anticipates that it will share in the cost savings and the revenues generated from these activities.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate projects and/or sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (probably in stages) in Pennsylvania.  Note, however, that locations and/or projects in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).

Bion intends to choose sites for additional Projects during the calendar years 2017-2019 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2015 and 2014 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2015 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  At June 30, 2015, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,066,000 and $10,807,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption not permitted.  The Company is currently evaluation this new standard and the potential impact this standard may have upon adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted.  The Company believes the adoption of ASU No. 2014-15 will not have a material impact on its financial statements.

YEAR ENDED JUNE 30, 2015 COMPARED TO THE YEAR ENDED JUNE 30, 2014

Revenue

Total revenues were approximately $4,000 and $6,000 for the years ended June 30, 2015 and 2014, respectively.  The Company recognized revenue from nutrient credit sales for the years ended June 30, 2015 and 2014.

General and Administrative

Total general and administrative expenses were $2,375,000 and $2,269,000 for the years ended June 30, 2015 and 2014, respectively.

General and administrative expenses, excluding stock-based compensation charges of $972,000 and $315,000, were $1,403,000 and $1,954,000 for the years ended June 30, 2015 and 2014, respectively, representing a $551,000 decrease.  Salaries and related payroll tax expenses decreased to $146,000 for the year ended June 30, 2015 from $820,000 for the year ended June 30, 2014, primarily due to the fact that during the year ended June 30, 2014 five employees were terminated (some of whom have continued to work with the Company on an as-needed consulting basis receiving compensation in the Company’s securities and/or deferring their compensation) which reduced recurring salary and payroll tax costs but was partially offset by accruals for termination benefits.  Also contributing to the decreased salary and payroll tax expenses was a reversal of $226,000 of previously recorded termination benefits, deferred compensation and payroll taxes due to the Company’s settlement with a former employee during the year ended June 30, 2015.  Consulting costs were $737,000 and $609,000 for the years ended June 30, 2015 and 2014, respectively, representing a $128,000 increase primarily due to increases in the costs of services provided by Schafer and Bassani effective January 1, 2015.  Utility costs at Kreider Farm were $(15,000) and $41,000 for the year ended June 30, 2015 and 2014, respectively, due to various refunds and reimbursements that were present during the year ended June 30, 2015.  Investor relation costs increased from $14,000 for the year ended June 30, 2014 to $91,000 for the year ended June 30, 2015 due to the Company’s presence at multiple investor conferences and the hiring of an investor relations development firm during the year ended June 30, 2015.

General and administrative stock-based employee compensation for the years ended June 30, 2015 and 2014 consists of the following:

	Year ended June 30, 2015	Year ended June 30, 2014
General and administrative:
Fair value of stock options expensed/(credited) under ASC 718	$ 379,000	$ (88,000)
Fair value of stock issued to an employee	-	95,000
Change in fair value from modification of option and warrant terms	593,000	308,000
Total	$ 972,000	$ 315,000

Stock-based compensation charges were $972,000 and $315,000 for the years ended June 30, 2015 and 2014, respectively.  The fair value of stock issued to an employee decreased from $95,000 for the year ended June 30, 2014 to nil for the year ended June 30, 2015.  The decrease is due to Ed Schafer no longer being an employee during the fiscal 2015 year and he was partially compensated in stock during the year ended June 30, 2014. Compensation expense/(credits) relating to stock options was $379,000 and $(88,000) during the years ended June 30, 2015 and 2014, respectively, and the credit resulted from the forfeiture of previously expensed unvested stock options of two employees terminated during the year  ended June 30, 2014.  Compensation expense relating to the change in fair value from the modification of option terms was $369,000 and $308,000 for the years ended June 30, 2015 and 2014, respectively, as the Company granted extensions of option expiration dates and exercise prices to various employees and consultants during both of the years ended June 30, 2015 and 2014.  Compensation expense relating to the change in fair value from the modification of warrant terms was $224,000 and nil for the years ended June 30, 2015 and 2014, respectively.  During the year ended June 30, 2015 the Company granted extensions to various warrants that expired in December 2014 to March 31, 2015 and then extended various warrants scheduled to expire prior to June 30, 2015 to June 30, 2015.  The Company also granted modification of warrant expiration dates and exercise prices in conjunction with extension agreements with Bassani, Smith and Schafer effective January 1, 2015.

Depreciation

Total depreciation expense was $624,000 and $979,000 for the years ended June 30, 2015 and 2014, respectively.  Depreciation expense is lower for the year ended June 30, 2015 due to the fiscal year 2014 $2,000,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Impairment loss on property and equipment

Impairment loss on property and equipment was $1,750,000 and $2,000,000 for the years ended June 30, 2015 and 2014, respectively.  Management reviewed property and equipment for impairment as of June 30, 2014 and again on June 30, 2015 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows under certain assumptions regarding the timing, probability and levels of revenue from sales of nutrient reduction credits.  Management estimated the fair value of the property and equipment, based on such assumptions and the discounted cash flow method, and determined that $1,750,000 and $2,000,000 of the property and equipment was impaired as of June 30, 2015 and 2014, respectively.

Research and Development

Total research and development expenses were $520,000 and $135,000 for the years ended June 30, 2015 and 2014, respectively.

Research and development expenses, excluding stock-based compensation expenses/ (credits) of $123,000 and $(117,000) were $397,000 and $252,000 for the years ended June 30, 2015 and 2014, respectively.  The primary reason for the increase is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the years ended June 30, 2015 and 2014 consists of the following:

	Year ended June 30, 2015	Year ended June 30, 2014
Research and development:
Fair value of stock options expensed/(credited) under ASC 718	$ 123,000	$ (117,000)
Total	$ 123,000	$ (117,000)

Stock-based compensation expenses/ (credits) were $123,000 and $(117,000) for the years ended June 30, 2015 and 2014, respectively.  The increase resulted from the granting of options to an employee performing research and development during the year ended June 30, 2015 and the forfeiture of previously expensed unvested stock options of an employee terminated during the year ended June 30, 2014.

Loss from Operations

As a result of the factors described above, the loss from operations was $5,266,000 and $5,377,000 for the years ended June 30, 2015 and 2014, respectively.

Other Expense (Income)

Other expense was $374,000 and $385,000 for the years ended June 30, 2015 and 2014, respectively.  Interest expense decreased from $403,000 for the year ended June 30, 2014 to $373,000 for the year ended June 30, 2015.  Interest decreased due to a $45,000 reversal of interest expense due to the Morris litigation settlement during the year ended June 30, 2015, which was partially offset by interest higher on various notes payable and deferred compensation due to higher balances.  Interest expense related to the Pennvest loan was $197,000 for both periods.  During the year ended June 30, 2014, the Company recognized other income of $20,000 due to the gain on extinguishment of liabilities, for which the Company was legally released from payment.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $11,000 and $3,000 for the years ended June 30, 2015 and 2014, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $5,640,000 and $5,761,000 for the years ended June 30, 2015 and 2014, respectively, and the net loss per basic and diluted common share was $0.27 and $0.31, respectively.  For the year ended June 30, 2015, the Company recorded $10,000 as an inducement to certain warrant holders to convert their warrants at a reduced conversion rate of $1.05.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2015 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2015, the Company had cash of approximately $339,000. During the year ended June 30, 2015, net cash used in operating activities was $810,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the year ended June 30, 2015, the Company received cash proceeds of $26,000 related to the sale of the Company’s restricted common shares and $30,000 due to the receipt of a subscription receivable.  The Company also received cash proceeds of $894,000 from the sale of 1,800,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016.  The Company paid cash commissions related to the sale of units of $62,000.  The Company also received cash proceeds of $75,000 due to the exercise of 71,133 warrants pursuant to a subscription agreement which reduced the exercise price to $1.05 per warrant for certain warrants with expiry dates before December 31, 2015.

As of June 30, 2015 the Company has debt obligations consisting of: a) notes payable – affiliates of $472,000, b) deferred compensation of $839,000, c) convertible notes payable – affiliates of $2,655,000, and, d) a loan payable of $7,754,000 (owed by PA-1) (plus accrued interest of $577,000).

Plan of Operations and Outlook

As of June 30, 2015, the Company had cash of approximately $339,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 and 2015 the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and 2015, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints.

To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8 to Financial Statements) and members of the Company’s senior management have made loans to the Company which have been converted into notes payable totaling approximately $472,000 including interest as of June 30, 2015.  As of June 30, 2015 such deferrals totaled approximately $3,494,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the year ended June 30, 2015 the Company raised proceeds of approximately $926,000 through the sale of its securities and an additional $75,000 through the exercise of warrants (Note 9 to Financial Statements) and anticipates raising additional funds from such sales.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  Additionally, PA-1 has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015, reducing the value of the Kreider 1 System to $1,976,621 as of June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014, but communication continues regarding the matters involved.  Neither party has any formal proposal on the table as of the date of this report.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that a loan modification agreement may be reached that will allow PA-1 and Pennvest time for the development of a more robust market for nutrient reductions in Pennsylvania, of which there is no assurance.  PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

The Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere).  Bion considers this to be a large potential market for the Company’s growth over the next 36 months (and thereafter). Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, it is anticipated at such activities will accelerate based on the operating results achieved by the Kreider 1 system.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be re-certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Recent announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow the Phase 2 Kreider Project  to move forward with re-certification and proceed toward design, permitting , construction and eventual operation during the 2017 fiscal year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2016 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania.  Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2017-2019 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015, reducing the value of the Kreider 1 System to $1,976,621 as of June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014, but communication continues regarding the matters involved.  Neither party has any formal proposal on the table as of the date of this report.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that a loan modification agreement may be reached that will allow PA-1 and Pennvest time for the development of a more robust market for nutrient reductions in Pennsylvania, of which there is no assurance.  PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently conducting a portion of its research and development activities at Kreider 1 while PA1 maintains the Kreider 1 System.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2015, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2015 as a result of the material weakness in internal control over financial reporting discussed below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Our Chief Executive Officer and Principal Financial Officer (the same person) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in internal Control-Integrated Framework as adopted in 1992, and the related guidance provided in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies, also issued by the Committee of Sponsoring Organizations.  Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2015. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	65	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	69	Executive Vice Chairman and Director

Jon Northrop	72	Secretary and Director

Dominic Bassani	69	Chief Executive Officer

Mark A. Smith (65) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (69) Edward Schafer has served the Company's senior management team as Executive Vice Chairman and has been a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer has served as a director of Continental Resources (NYSE-CLR) since October 2011. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011.  Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (72) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (69) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary.  He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation (5)	Total

Mark A. Smith (3) President and Interim Chief Financial Officer since March 25, 2003, and Director	2015 2014	$192,000 $224,000	$ - $ -	$ - $ -	$234,000 $ -	$ - $ -	$ - $ -	$ 92,321	$518,321 $224,000

Brightcap/Dominic Bassani (4) VP-Special Projects & Strategic Planning and Chief Executive Officer	2015 2014	$342,000 $312,000	$ - $ -	$ - $ -	$391,500 $ -	$ - $ -	$ - $ -	$131,268 $ -	$864,768 $312,000

Edward Schafer (6) Executive Vice Chairman and Director	2015 2014	$210,000 $ 75,000	$ - $ -	$ - $50,000	$ 80,000 $ 23,707	$ - $ -	$ - $ -	$ - $ -	$290,000 $148,707

George W. Bloom(7) Chief Operating Officer Bion Technologies	2015 2014	$ - $150,000	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $150,000

James W. Morris(7) Chief Technology Officer Bion Technologies	2015 2014	$ - $150,000	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ - $150,000

Jeremy Rowland(8) Chief Operating Officer of Services Group	2015 2014	$ - $ 12,500	$ - $ -	$ - $30,000	$ - $ 14,634	$ - $ -	$ - $ -	$ - $ -	$ - $ 57,134

__________________

(1)

Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)

Effective July 15, 2012, Mr. Smith has agreed to provide services to Bion and subsidiaries through a date no later than June 30, 2014, at an annual salary of $252,000 commencing September 1, 2012.  Commencing March 1, 2014, Mr. Smith voluntarily reduced his annual salary to $168,000 on a temporary basis.  During September 2014, Mr. Smith agreed to continue his employment agreement through April 15, 2015 at his reduced annual salary of $168,000.  On February 10, 2015, Mr. Smith agreed to an extension to continue his employment through December 31, 2015 at an annual salary of $216,000 effective January 1, 2015.

(4)

In July 2012, the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through June 30, 2014.  During September 2014, Mr. Bassani agreed to extend his employment agreement until April 15, 2015 at his annual salary of $312,000.  On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 1, 2017, at an annual salary of $372,000 effective January 1, 2015.

(5)

Effective January 1, 2015, Mr. Bassani and Mr. Smith entered into extension agreements whereby their compensation would continue to be deferred and existing convertible notes related to deferred compensation would be replaced with new convertible notes with terms that i) materially reduce the interest by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received by conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017.  In consideration for these agreements, Mr. Bassani and Mr. Smith were granted new options of 450,000 and 150,000, respectively, and all outstanding options and warrants owned by Mr. Bassani and Mr. Smith (and their donees) were extended and the exercise prices were reduced to $1.50.

(6)

On February 10, 2015, the Company entered into an extension agreement with Edward Schafer, effective January 1, 2015, pursuant to which Mr. Schafer will continue to serve as Executive Vice Chairman and director of the Company through December 31, 2015 at an annual rate of $180,000.  Mr. Schafer was granted a deferred sum of $120,000 for previously uncompensated services.  Pursuant to the agreement the exercise period of outstanding options and warrants has been extended and certain option exercise prices were reduced to $1.50.

(7)

Mr. Bloom and Mr. Morris' employment contracts were terminated effective November 30, 2013, and each their salaries include accrued severance of $75,000.

(8)

Mr. Rowland's employment contact was terminated as of July 31, 2013, and he was awarded stock compensation of $30,000 related to his severance.

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been/will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). Mr. Smith has voluntarily reduced his monthly deferred salary accrual to $14,000 due to the Company’s financial situation.  During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable (See Note 8 to Financial Statements) of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017.  Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if above that price).

Dominic Bassani (“Bassani”) has served in senior management positions with the Company (as a full-time consultant) since 2001 (see prior Forms 10-K for earlier years and other filings with the SEC). Since March 31, 2005, the Company has had various agreements with Brightcap, Bassani’s family consulting company, through which the services of Bassani were provided through 2011. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provides that Bassani serve as CEO through June 30, 2013 and would continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month. In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expire on December 31, 2019. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014. Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which is currently being deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which will be immediately vested. As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018. During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares that were to be issued on January 15, 2015, would be deferred until January 15, 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani (See Notes 4, 6 and 8 to Financial Statements), were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which is due and payable on December 31, 2015 (See Note 5 to Financial Statements).  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (See Note 8 to Financial Statements).  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50(if above that price).

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

As part of the agreements, Bassani and Smith have also forgiven any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50%  ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, were extended to that date (with possible further extensions); and c) other modifications have been made.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which  Schafer provides senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remains unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schafer has been deferring the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50% ‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses. Effective January 1, 2014, Mr. Schafer agreed to continue his services to the Company as Director and Executive Vice-Chairman without periodic compensation in light of the Company’s financial situation. Mr. Schafer agreed not to receive any periodic compensation (cash or deferred) commencing January 1, 2014 and will be compensated with bonuses from time-to-time as determined to be appropriate by the Board of Directors.  No such bonuses have been declared to date.  It is anticipated that a new employment/compensation agreement with Mr. Schafer will be negotiated during the current fiscal year. On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015. As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which is due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020 (See Note 5 to Financial Statements). Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (See Note 8 to Financial Statements).  Additionally, pursuant to the  agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50 (if above that price), and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company.

Effective February 1, 2011, the Company entered into an employment agreement with James Morris, pursuant to which Mr. Morris agreed to serve as Chief Technology Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary was to be increased to $180,000, which increase was deferred and accrued by the Company.  Mr. Morris’ employment with the Company was terminated effective November 30, 2013.  The Company was involved in litigation with Mr. Morris related to the termination which litigation was resolved during the 2015 fiscal year. See “Item 3. Legal Proceedings,” above.

Effective September 27, 2011, the Company entered into an employment agreement with George Bloom pursuant to which Mr. Bloom agreed to serve as Chief Engineering Officer of the Company through January 31, 2015 at an annual salary of $150,000 until July 1, 2011, at which time the annual salary was to be increased to $180,000, which increase was deferred and accrued by the Company.  Mr. Bloom’s employment with the Company was terminated effective November 30, 2013.

Other Agreements

As of September 1, 2015, the Company had outstanding Contingent Stock Bonuses of 117,500  shares, in aggregate, to its key employees and consultants, pursuant to which 50,000 shares, in aggregate, will be issued  when the Company’s common stock trades at or above $5.00 per share, 40,000 shares, in aggregate, will be issued  when Company’s common stock trades at or above $10 per share and 27,500 shares, in aggregate will be issued when Company’s common stock trades at or above $20 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2015.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards

			Equity						Equity
			Incentive Plan					Equity	Incentive Plan
			Awards:				Market	Incentive Plan	Awards:
	Number of	Number of	Number of			Number of	Value of	Awards:	Market or
	Securities	Securities	Securities			Shares or	Shares or	Number of	Payout Value of
	Underlying	Underlying	Underlying			Units of	Units of	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Units or Other	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Rights That Have	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested	Not Vested(1)	Not Vested

Mark A. Smith (2)	25,000	--	--	$1.00	2020	--	--	--	--
Mark A. Smith (2)	25,000	--	--	$1.25	2020	--	--	--	--
Mark A. Smith (2)	650,000	--	--	$1.50	2020	--	--	--	--
Mark A. Smith (2)	150,000	--	--	$0.75	2020	--	--	--	--

Brightcap/ Dominic Bassani (2)	725,000	--	--	$1.50	2020	--	--	--	--
Brightcap/ Dominic Bassani (2)	450,000	--	--	$0.75	2020	--	--	--	--

Edward Schafer (2)	100,000	--	--	$2.10	2020	--	--	--	--
Edward Schafer (2)	300,000	--	--	$2.25	2020	--	--	--	--
Edward Schafer (2)	200,000	--	--	$3.00	2020	--	--	--	--

Jeremy Rowland	200,000	--	--	$3.00	2017	--	--	--	--
Jeremy Rowland	27,100	--	--	$1.60	2018	--	--	--	--

______________

(1)

During May 2005 the Company's Board of Directors approved the issuance of deferred stock bonuses to its key employees and consultants.  The stock bonuses are contingent upon the Company's stock price exceeding $10 and $20 per shares for 20 consecutive trading days and the grantees still being employed or providing services to the Company at the time the target prices are reached.  In February 2015, pursuant to extension agreements with Mr. Bassani, Mr. Smith and Mr. Schafer, all their contingent stock bonuses, whether vested or not, were cancelled.

(2)

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

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	-	-	$58,483	-	-	-	$58,483

______________

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At September 1, 2015, the Company had issued 22,464,811 shares of its common stock, of which 21,760,502 are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 1, 2015 by:

●

each person that is known by us to beneficially own more than 5% of our common stock;

●

each of our directors;

●

each of our executive officers and significant employees; and

●

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of September 1, 2015.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 21,760,502 shares outstanding as of September 1, 2015.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	3.1%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	8,178,659	28.9%	28.2%

Anthony Orphanos(3) c/o Blacksmith Advisors, LLC 40 West 57th Street New York, NY 10012	2,287,450	10.1%	10.4%

Danielle Christine Bassani(4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	2,020,935	8.4%	8.7%

Mark A. Smith(5)	4,508,184	17.6%	17.1%

Edward T. Schafer(6)	1,752,993	7.5%	7.3%

Jon Northrop(7)	483,221	2.1%	2.2%

All executive officers and directors as a group (4 persons)	14,923,057	43.9%	43.0%

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

(2)

Includes 5,624 shares, 1,175,000 shares underlying options and 1,150,000 shares underlying warrants held directly by Mr. Bassani; 30,000 shares underlying warrants owned jointly with Mr. Bassani’s wife; 354,342 shares and 100,000 shares underlying warrants held by Mr. Bassani's  wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife.  Also includes 468,000 shares owned by Mr. Bassani's daughter, Danielle Bassani, and 141,458 shares underlying warrants owned by Danielle Bassani.  Also includes 3,006,774 shares and 751,694 warrants underlying units that could be issued on the conversion by Bassani of a deferred compensation promissory note in the amount of $1,503,387.  Mr. Bassani has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020.  The conversion price will be $.50 per unit.  Also includes 155,834 shares of common stock that could be issued on the conversion (at the election of Bassani) by Bassani of deferred compensation in the amount of $233,750.  Does not include 600,000 shares, in aggregate, which the Company has committed to issue to Mr. Bassani  between January 1, 2016 and January 15, 2017.  Mr. Bassani disclaims ownership of 1,411,477 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust.  Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Includes 570,063 shares held directly by Mr. Orphanos plus 211,750 shares underlying warrants held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and 1,375,374 shares held in IRA accounts.  Not included are 100,000 shares and 1,411,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee, and 3,292,198 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 354,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Bassani).  Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(4)

Represents 1,411,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees; 468,000 shares owned by Danielle Bassani, beneficiary of the trust; and 141,458 shares underlying warrants held by Danielle Bassani.

(5)

Includes 580,638 shares held directly by Mark A. Smith; 850,000 shares underlying options held directly by Mr. Smith; 1,038,555 shares underlying warrants held directly by Mr. Smith; 20,834 shares held jointly with his wife; 53,756 shares held by his wife; and 12,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith.  Also includes 1,561,376 shares and 390,344 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of a deferred compensation promissory note in the amount of $780,688.  Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020.  The conversion price will be $.50 per unit.  Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership.  Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(6)

Includes 158,254 shares held directly by Mr. Schafer, options to purchase 600,000 shares and warrants to purchase 23,934 shares. Also includes 776,644 shares and 194,161 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $388,322.  Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020.  The conversion price is $.50 per unit.

(7)

Includes 137,492 shares held directly by Jon Northrop; 16,464 shares owned by Jon Northrop's wife; 9,265 shares owned jointly by Jon Northrop and his wife; and options to purchase 320,000 shares held by Jon Northrop.  Does not include shares owned by the adult children of Jon Northrop.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2015 and June 30, 2014 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $60,400 and $59,500, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2015 and June 30, 2014.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2014 and June 30, 2015 were nil and nil, respectively.

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

10.90

Board Ratification dated May 5, 2013 (31)

10.91

Demand Promissory Note dated May 13, 2013 (31)

10.92

Pennvest Demand Letter (dated September 25, 2014) (32)

10.93

Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (33)

10.94

Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (33)

10.95

Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (33)

10.96

Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 - Filed herewith electronically.

10.97

Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 - Filed herewith electronically.

10.98

Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 - Filed herewith electronically.

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

(30)

Filed with Form 8-K on August 21, 2012.

(31)

Filed with March 31, 2013 Form 10-Q on May 14, 2013.

(32)

Filed with June 30, 2014 10-K on September 26, 2014.

(33)

Filed with December 31, 2014 Form 10-Q on February 11, 2015

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

YEARS ENDED JUNE 30, 2015 AND 2014

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm F-2

Balance sheets F-3

Statements of operations F-4

Statements of changes in equity (deficit) F-5

Statements of cash flows F-6

Notes to consolidated financial statements F-7 – F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2015 and 2014, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended June 30, 2015.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GHP HORWATH, P.C.

Denver, Colorado

September 22, 2015

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2015	2014
ASSETS

Current assets:
Cash	$339,286	$186,148
Prepaid expenses	18,503	17,006
Subscription receivable (Note 9)	13,125	30,000
Deposits and other receivables	7,108	7,108
Total current assets	378,022	240,262

Property and equipment, net (Note 3)	1,977,219	4,351,153
Total assets	$2,355,241	$4,591,415

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,353,168	$1,434,381
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $28,000 and $26,000, respectively	25,400	23,400
Loans payable - affiliates (Note 4)	-	382,458
Notes payable – affiliates, net of discount (Note 5)	472,230	-
Deferred compensation (Note 6)	839,288	716,734
Convertible notes payable – affiliates, current portion (Note 8)	-	1,736,502
Loan payable (Note 7)	7,754,000	7,754,000
Total current liabilities	10,444,086	12,047,475

Convertible notes payable – affiliates, net of current portion (Note 8)	2,654,708	-
Total liabilities	13,098,794	12,047,475

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 22,089,650 and 19,576,619 shares issued, respectively; 21,385,341 and
18,872,310 shares outstanding, respectively	-	-
Additional paid-in capital	100,889,127	98,537,032
Accumulated deficit	(111,696,060)	(106,067,869)
Total Bion’s stockholders’ deficit	(10,806,933)	(7,530,837)
Noncontrolling interest	63,380	74,777
Total deficit	(10,743,553)	(7,456,060)
Total liabilities and deficit	$2,355,241	$4,591,415

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014

Revenue	$3,658	$5,931

Operating expenses:
General and administrative (including stock-based
compensation (Note 9))	2,375,145	2,269,045
Depreciation	623,934	978,798
Impairment loss on property and equipment	1,750,000	2,000,000
Research and development (including stock-based
compensation (Note 9))	520,462	134,862

Total operating expenses	5,269,541	5,382,705

Loss from operations	(5,265,883)	(5,376,774)

Other expense:
Interest expense	373,705	403,410
Gain on extinguishment of liabilities	-	(20,113)
Other expense	-	1,918

	373,705	385,215

Net loss	(5,639,588)	(5,761,989)

Net loss attributable to the noncontrolling interest	11,397	2,976

Net loss attributable to Bion	(5,628,191)	(5,759,013)

Conversion inducement (Note 9)	(9,593)	-

Dividends on preferred stock	(2,000)	(2,000)

Net loss applicable to Bion's common stockholders	$(5,639,784)	$(5,761,013)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.27)	$(0.31)

Weighted-average number of common shares outstanding:
Basic and diluted	20,545,456	18,636,364

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2015 AND 2014

	Bion's Shareholders'						Non-
	Series C Preferred Stock		Common Stock		Additional	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, June 30, 2013	-	$-	17,673,983	$-	$96,829,488	$(100,308,856)	$77,753	$(3,401,615)
Vesting of options for services	-	-	-	-	(204,257)	-	-	(204,257)
Issuance of common stock for services	-	-	360,066	-	307,102	-	-	307,102
Issuance of common stock to satisfy
accounts payable	-	-	13,369	-	19,940	-	-	19,940
Modification of options	-	-	-	-	307,638	-	-	307,638
Issuance of warrants for services
and interest	-	-	-	-	14,046	-	-	14,046
Sale of common stock	-	-	1,279,201	-	967,575	-	-	967,575
Dividend on Series B preferred stock	-	-	-	-	(2,000)	-	-	(2,000)
Conversion of debt	-	-	250,000	-	297,500	-	-	297,500
Net loss	-	-	-	-	-	(5,759,013)	(2,976)	(5,761,989)
Balances, June 30, 2014	-	-	19,576,619	-	98,537,032	(106,067,869)	74,777	(7,456,060)
Issuance of common stock for services	-	-	120,647	-	41,028	-	-	41,028
Vesting of options for services	-	-	-	-	501,609	-	-	501,609
Modification of options	-	-	-	-	369,283	-	-	369,283
Issuance of warrants for interest
and commissions	-	-	-	-	72,118	-	-	72,118
Modification of warrants	-	-	-	-	230,636	-	-	230,636
Sale of common stock	-	-	75,000	-	26,250	-	-	26,250
Sale of units	-	-	1,800,000	-	900,000	-	-	900,000
Commission on sale of units	-	-	-	-	(61,522)	-	-	(61,522)
Warrants exercised for common stock	-	-	71,133	-	87,815	-	-	87,815
Dividend on Series B preferred stock	-	-	-	-	(2,000)	-	-	(2,000)
Conversion of debt	-	-	466,251	-	186,878	-	-	186,878
Cancellation of common stock	-	-	(20,000)	-	-	-	-	-
Net Loss	-	-	-	-	-	(5,628,191)	(11,397)	(5,639,588)
Balances, June 30, 2015	-	$-	22,089,650	$-	$100,889,127	$(111,696,060)	$63,380	$(10,743,553)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,639,588)	$(5,761,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	1,919
Depreciation expense	623,934	978,798
Impairment loss on property and equipment	1,750,000	2,000,000
Accrued interest on deferred compensation and other	412,383	360,326
Stock-based compensation	1,142,556	397,780
(Increase) decrease in prepaid expenses	(1,497)	27,806
Increase in deposits and other receivables	-	(1,000)
(Decrease) increase in accounts payable and accrued expenses	(128,572)	287,280
Increase in deferred compensation and convertible notes	1,030,784	728,400
Decrease in deferred rent	-	(10,929)
Net cash used in operating activities	(810,000)	(991,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Release of restricted cash	-	57,315
Purchase of property and equipment	-	(850)
Net cash provided by investing activities	-	56,465

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	30,000	25,000
Proceeds from sale of common stock	26,250	944,400
Proceeds from sale of units	893,720	-
Proceeds from exercise of warrants	74,690	-
Share issuance costs	(61,522)	(6,825)
Proceeds from loans payable – affiliates	-	185,149
Payment of loans payable – affiliates	-	(71,098)
Net cash provided by financing activities	963,138	1,076,626

Net increase in cash	153,138	141,482

Cash at beginning of period	186,148	44,666

Cash at end of period	$339,286	$186,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,098

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$2,000	$2,000
Issuance of common stock to satisfy deferred compensation	$80,780	$26,749
Issuance of common stock to satisfy accounts payable	$-	$19,940
Conversion of debt to equity	$112,379	$297,500
Subscription receivable	$13,125	$30,000

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology.  Bion provides comprehensive and cost-effective treatment of livestock waste onsite, while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, recovers nutrients for potential use as fertilizer and feed additives.

During the 2014 fiscal year the Company increased its research and development activities with focus on creating variations of its technology platform that provide additional flexibility, increase recovery of nutrient by-products (in organic and non-organic forms) and potential related revenue streams, and to review potential “add-ons” and applications for use in different regulatory environments.  These research and development activities continued through the 2015 fiscal year, and we believe such activities will continue at least through the 2016 fiscal year, subject to availability of adequate financing for the Company’s operations, of which there is no assurance.

Bion is  actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above (and below) each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters.  The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology on CAFOs as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water projects.

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

YEARS ENDED JUNE 30, 2015 AND 2014

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

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement (as amended and supplemented) provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”) together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. To complete these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that such projects will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to Kreider 1 and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through sales of byproducts (feed additives and/or fertilizer, (organic and non-organic)) and renewable energy generated by the Kreider Phase 2 system. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.  A portion of Bion’s research and development activities is currently taking place at the Kreider 1 facility.

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company. The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up.  The Pennsylvania Department of Environmental Protection (“PADEP”) issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties raise significant questions as to when PA-1 will be able to generate such revenues from Kreider 1.  PA-1 has elected not to make interest or principal payments on the Pennvest Loan since January 2013 and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2015.  The Company recorded a $1,750,000 impairment of the Kreider 1 assets for the year ended June 30, 2015 (following a $2,000,000 impairment during the year ended June 30, 2014) which reduced the value of the Kreider 1 System to $1,976,621 as of June 30, 2015 (see Note 3).

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report but discussions and negotiations remain in process. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will provide a loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

Development work and technology evaluation, including amended credit certification and discussions with potential joint venture partners, continues related to the details of the second phase of the Kreider project which primarily relates to treatment of the wastes from Kreider’s poultry operations. Assuming there are positive developments related to the market for nutrient reduction in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2016. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively.  At June 30, 2015, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,066,064 and $10,807,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2015 and 2014, the Company received total proceeds of $1,000,940 and $944,400, respectively, from the sale of its equity securities (Note 9). Proceeds during the 2015 and 2014 fiscal years have been lower than in earlier years and accordingly has negatively impacted the Company’s business development efforts.

During fiscal years 2015 and 2014, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8) and members of the Company’s senior management have made loans to the Company (Note 4).  Additionally, the Company made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the balance of the 2015 calendar year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

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

YEARS ENDED JUNE 30, 2015 AND 2014

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

YEARS ENDED JUNE 30, 2015 AND 2014

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2015, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2015 and 2014.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the years ended June 30, 2015 and 2014, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2015	June 30, 2014
Warrants	9,532,189	7,622,653
Options	4,413,870	4,258,870
Convertible debt	6,056,270	2,820,157
Convertible preferred stock	14,000	13,000

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2015 and 2014:

	Year ended June 30, 2015	Year ended June 30, 2014
Shares issued – beginning of period	19,576,619	17,673,983
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)
Shares outstanding – beginning of period	18,872,310	16,969,674
Weighted average shares for fully vested stock bonuses (Note 9)	675,000	840,000
Weighted average shares issued during the period	998,146	826,690
Basic weighted average shares – end of period	20,545,456	18,636,364

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,”  which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services.  ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and early adoption is not permitted.  The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted.  The Company believes that the adoption of ASU No. 2014-15 will not have a material impact on its financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2015	June 30, 2014
Machinery and equipment	$2,923,577	$4,111,001
Buildings and structures	1,385,125	1,947,701
Computers and office equipment	175,248	183,809
	4,483,950	6,242,511
Less accumulated depreciation	(2,506,731)	(1,891,358)
	$1,977,219	$4,351,153

Management reviewed property and equipment for impairment as of June 30, 2015 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,750,000 of the property and equipment for the year ended June 30, 2015.  The Company also recorded an impairment of $2,000,000 for the year ended June 30, 2014.

Depreciation expense was $623,934 and $978,798 for the years ended June 30, 2015 and 2014, respectively.

4.

LOANS PAYABLE - AFFILIATES:

During the year ended June 30, 2015, the Company had outstanding loans payable, under multiple agreements, with Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), and with a major shareholder (“Shareholder”) of $316,131 and $80,764, respectively.  The loans accrued interest at 8% per annum and had varying maturity dates, which had been extended multiple times due to the cash constraints of the Company. During the year ended June 30, 2014, in consideration for loans of $135,000 (“Warrant Loans”), the Company issued warrants to purchase 33,750 shares of the Company’s common stock at $0.85 per share until December 31, 2018.  Additional warrants (in the same amount and terms) were issued upon each extension of the maturity date of the Warrant Loans.  As a result of the two extensions during the year ended June 30, 2015, the Company issued 67,500 warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share and has recorded interest expense of $6,750.

During February and March 2015, the Company entered into agreements with Bassani and Shareholder, respectively, whereby effective January 1, 2015, all loans payable (principal and interest) were transferred into notes payable and convertible notes payable.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

As of June 30, 2015, the loans payable – affiliates is nil.  Interest expense related to the loans payable – affiliates was $14,436 and $22,433 for the years ended June 30, 2015 and 2014, respectively.

5.

NOTES PAYABLE - AFFILIATES:

During February and March 2015, the Company entered into promissory notes (“2015 Promissory Notes”), with effective dates of January 1, 2015, for initial principal amounts of $395,277, $15,956 and $80,764, with Bassani, Edward Schafer (“Schafer”), the Company’s Vice Chairman, and Shareholder, respectively.  The 2015 Promissory Notes bear interest at 4% per annum and are payable on December 31, 2015.  In connection with the 2015 Promissory Notes, Bassani and Schafer were issued 1.5 warrants for each dollar of initial principal to purchase a share of the Company’s common stock at the price of $1.00 per share until December 31, 2020 (“Coverage Warrants”) and Shareholder was issued 0.5 Coverage Warrants for each dollar of initial principal, for a total of 654,350 Coverage Warrants.  The Coverage Warrants were deemed to have a fair value of $0.10 per warrant and, therefore, the 2015 Promissory Notes were deemed to be issued with original issue discounts of $53,342, $2,153 and $3,720, respectively, based upon the relative fair value of the warrants and the present value of the face value of the 2015 Promissory Notes.  The original issue discounts will be accreted over the duration of the 2015 Promissory Notes.  For the year ended June 30, 2015, accretion and interest on the 2015 Promissory Notes were $29,608 and $9,840 respectively.  As of June 30, 2015, the total of the 2015 Promissory Notes, including accrued interest, was $472,230.

6.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $839,288 of June 30, 2015.  Included in the deferred compensation balances as of June 30, 2015, are $187,542, $64,861 and $90,746 owed Bassani, Smith and Schafer, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, would accrue interest at 4% per annum and could be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month.  The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month.  The Company also owes various consultants, pursuant to various agreements, deferred compensation of $254,655 as of June 30, 2015 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum.  The Company also owes a former employee and a current employee $168,000 and $984, respectively, in deferred compensation which is convertible into 226,168 and 856 shares, respectively, of the Company’s common stock as of June 30, 2015.  In addition, the Company owes a former employee $72,500, which is not convertible and is non-interest bearing.

Effective January 1, 2015, pursuant to Schafer’s extension agreement, his deferred compensation of $243,750 was transferred into a new deferred compensation convertible promissory note (Notes 8 and 13).

The Company owed Bassani deferred compensation of $239,250 including interest of $74,250, which was due and payable on July 1, 2014 but had been extended until April 15, 2015.  The deferred compensation accrued interest at 10% per annum and was convertible into the Company’s restricted common stock at $1.50 per share.  Effective January 1, 2015, the Company entered into an extension agreement with Bassani, whereby his $239,250 of deferred compensation was transferred into a new deferred compensation convertible promissory note (Notes 8 and 13).

7.

LOAN PAYABLE:

As of June 30, 2015, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $197,494 for both of the years ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, the accrued interest and late charges related to the Pennvest Loan total $577,001.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014. Neither party has any formal proposal as of the date of this report. Subsequent discussions/negotiations have not led to any resolution of the outstanding matters as of this date.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that a loan modification agreement may be reached that will allow PA-1 and Pennvest time for the development of a more robust market for nutrient reductions in Pennsylvania, of which there is no assurance.  PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

8.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

Effective May 15, 2013, the Board of Directors approved agreements with Bassani and Smith, under which, Bassani and Smith agreed to continue to defer their cash compensation up to April 30, 2014 (unless the Board of Directors elects to re-commence cash payment on an earlier date) and to extend the due date of their deferred cash compensation until January 15, 2015.  The Company’s obligations pursuant to these agreements were evidenced in the form of convertible promissory notes (“Convertible Notes”).  During the year ended June 30, 2014, Bassani and Smith agreed to continue to defer their cash compensation up to July 1, 2014 and during September 2014, Bassani and Smith agreed to continue to defer their cash compensation up to January 1, 2015.  During January 2015, Bassani and Smith agreed to continue to defer their cash compensation until April 15, 2015.  During February 2015, Bassani and Smith entered into extension agreements with the Company whereby their Convertible Note balances owed as of December 31, 2014, subject to amounts already converted pursuant to their terms, were transferred to new convertible promissory notes (“2015 Convertible Notes”) and the Convertible Notes were cancelled (Note 13).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

Convertible Notes

The Convertible Notes accrued interest at 8% per annum and were due and payable (as extended) on April 15, 2015.  The Convertible Notes (including accrued interest) of $854,316 and $1,188,165 at December 31, 2014 owed to Smith and Bassani, respectively, plus all future deferred compensation or other sums subsequently added to the principal of the Convertible Notes, were convertible, at the sole election of Smith and Bassani, into Units consisting of one share of the Company’s common stock and one warrant to purchase a share of the Company’s common stock, at a price of $0.45 per Unit until January 15, 2015.  The warrant contained in the Unit were to be exercisable at $2.50 per share until December 31, 2018.  The original conversion price of $1.25 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists.  Pursuant to the deferral agreements, the conversion price of the Convertible Notes plus accrued interest was the lower of the $1.25 per Unit price or the lowest price at which the Company sells its common stock on or before January 15, 2015.  As of December 31, 2014, the lowest price at which the Company had sold its common stock during the relevant period was $0.45 per share.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”. As of December 31, 2014, the Company owed Smith, $854,316 under the terms of his Convertible Note.  The Convertible Note was comprised of deferred compensation of $755,468 and accrued interest of $98,848. During January 2015, Smith added previously recorded expenses of $18,582 to his Convertible Note and subsequently converted a total of $106,099 of his Convertible Note into 235,775 Units at $0.45 per unit.  Smith also converted $6,280 to purchase 12,561 units of the Company’s unit offering (Note 9).  During the year ended June 30, 2014, Bassani elected to convert $110,000 of his Convertible Note, at a conversion price of $0.84, into 130,953 Units consisting of 130,953 shares of the Company’s common stock which were issued during the year ended June 30, 2015 and 130,953 warrants (which were issued during the year ended June 30, 2014).  As of December 31, 2014, the Company owed Bassani, $1,188,165, comprised of deferred compensation of $1,034,000 and accrued interest of $154,165, under the terms of his Convertible Note.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

As of June 30, 2015, Bassani’s 2015 Convertible Note balance is $1,493,436, which includes the transferred balances of his Convertible Note of $1,188,166, deferred compensation of $239,250 and accrued interest from Loans payable – affiliates of $37,130, plus accrued interest of $28,890 for the year ended June 30, 2015.

As of June 30, 2015, Smith’s 2015 Convertible Note balance is $775,520, which includes the transferred balance of his Convertible Note effective January 1, 2015, adjusted for conversions, of $760,518, plus accrued interest of $15,002 for the year ended June 30, 2015.

During February 2015, the Company also entered an extension agreement with Schafer, effective January 1, 2015, whereby he was issued a 2015 Convertible Note.  The original principal of Schafer’s 2015 Convertible Note is $378,290, comprised of $243,750 previously owed deferred compensation, $14,540 of interest on the deferred compensation and $120,000 of retroactive compensation for calendar year 2014.  As of June 30, 2015, the total of Schafer’s 2015 Convertible Note including accrued interest of $7,462, is $385,752.

9.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

At July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter.  The Series B Preferred stock is mandatorily redeemable at $2.00 per share by the Company three years after issuance and accordingly was classified outside of shareholders’ equity. The 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed as of September 18, 2015.

During the years ended June 30, 2015 and 2014, the Company declared dividends of $2,000 and $2,000 respectively.  At June 30, 2015, accrued dividends payable are $8,000.

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

YEARS ENDED JUNE 30, 2015 AND 2014

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

During the year ended June 30, 2015, the Company issued 45,647 shares of the Company’s common stock at prices ranging from $0.43 to $1.22 per share for services valued at $41,028, in the aggregate, to consultants, a former employee and two employees.  The Company also issued 75,000 shares of fully vested bonus shares granted to Mr. Smith in fiscal year 2013 which were expensed at grant date.

During the year ended June 30, 2015, the Company issued 130,953 shares of the Company’s common stock upon Bassani’s fiscal year 2014 election to convert $110,000, of his convertible notes payable – affiliate into Units at a conversion price of $0.84 per Unit (Note 8).

During the year ended June 30, 2015, the Company sold 35,000 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $26,250.  The Company also issued 40,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $30,000 during the year ended June 30, 2015.

During the year ended June 30, 2015, the Company entered into subscription agreements to sell units for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016 and pursuant thereto, the Company issued 1,800,000 units for total proceeds of $900,000, which included Smith’s purchase of 12,561 units by converting $6,280 of Convertible Notes .  During the year ended June 30, 2015 cash commissions of $61,522 were paid to brokers related to the unit offering in addition to the issuance of 123,044 broker’s warrants to purchase the Company’s common stock at $0.75 per share until June 30, 2016.  The broker’s warrants were valued at $0.05 per warrant and $6,152 was recorded to interest expense during the year ended June 30, 2015.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant.  As a result, $34,826 was allocated to the warrants and $865,174 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from May 13, 2015 through June 30, 2015.  The Company extended the offering for an additional 15 days to July 15, 2015 and therefore any warrants which would have expired on June 30, 2015 were automatically extended to July 15, 2015.  As the $1.05 exercise price was a reduction from the original exercise prices of the warrants, and due to the limited time in which the warrant holders had to subscribe, the reduction in the offering price was accounted for as an inducement and a conversion inducement of $9,593 was recorded.  Pursuant to the offering, 71,133 warrants were exercised and 71,133 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $74,690 for the year ended June 30, 2015.  The Company had entered into a subscription agreement to exercise 12,500 warrants at $1.05 for which a subscription receivable of $13,125 was recorded at June 30, 2015.

During the year ended June 30, 2015, Smith elected to convert $106,099 of his Convertible Notes at $0.45 per unit into 235,775 units of the Company, consisting of one share of the Company’s common stock and one warrant to purchase the Company’s common stock at a price of $1.50 until December 31, 2020.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

During the year ended June 30, 2015, Smith and various consultants elected to convert $80,780 of deferred compensation into 99,523 shares of the Company’s common stock at conversion rates ranging from $0.72 to $1.24 per share.

Warrants:

As of June 30, 2015, the Company had approximately 9.5 million warrants outstanding, with exercise prices from $0.75 to $3.10 and expiring on various dates through December 31, 2020.

The weighted-average exercise price for the outstanding warrants is $1.44, and the weighted-average remaining contractual life as of June 30, 2015 is 4.1 years.

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

During the year ended June 30, 2014, the Company issued 250,000 warrants to purchase common stock of the Company at $2.50 per share with December 31, 2018 expiry dates, due to Smith’s election to convert $187,500 of his convertible note payable – affiliate into Units at a conversion price of  $0.75 per Unit (Note 9).

During the year ended June 30, 2014, the Company issued 130,953 warrants to purchase common stock of the Company at $2.50 per share with December 31, 2018 expiry dates, due to Bassani’s election to convert $110,000 of his convertible note payable – affiliate into Units at a conversion price of  $0.84 per Unit (Note 8).

During the year ended June 30, 2014, warrants to purchase 25,000 shares of common stock of the Company at $2.00 per share expired.

During the year ended June 30, 2015, warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder (Note 4). The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018.  The Company recorded interest expense of $6,750 related to the warrant issuances.

During the year ended June 30, 2015, the Company issued warrants to purchase 900,000 shares of the Company’s restricted common stock for $0.75 per share until December 31, 2016 in connection with the sale of 1,800,000 units. The Company also issued 123,044 warrants to purchase shares of the Company’s restricted common stock for $0.75 per share until June 30, 2016 to brokers as commission related to the sale of the units.  The warrants were deemed to have a fair value of $0.05 per warrant and the Company recorded interest expense of $6,152 related to the warrant issuances.

In conjunction with the execution of Bassani and Smith’s extension agreements (Note 13), 3,906,953  and 1,883,324 warrants issued to Bassani and Smith (and their donees), respectively, were extended until December 31, 2020 and certain warrants with an exercise price in excess of $1.50 were reduced to $1.50.  The Company recorded non-cash compensation expense related to the modification of the warrants of $223,589 for the year ended June 30, 2015.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

During the year ended June 30, 2015, the Company agreed to extend the expiration date of 985,833 warrants owned by various individuals which were scheduled to expire on December 31, 2014 to March 31, 2015. The Company recorded expense related to the modification of the warrants of $986 for the year ended June 30, 2015.

During the year ended June 30, 2015, the Company agreed to extend the expiration date of 1,260,833 warrants owned by various individuals which were scheduled to expire between March 31, 2015 and April 30, 2015 to June 30, 2015.  The Company recorded interest expense of $6,061 related to the modification of the warrants for the year ended June 30, 2015.

During the year ended June 30, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from May 13, 2015 through June 30, 2015.  The Company extended the offering for an additional 15 days to July 15, 2015 and therefore any warrants which would have expired on June 30, 2015 were automatically extended to July 15, 2015.  As a result of the offering, 71,133 warrants were exercised and 71,133 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $74,690 for the year ended June 30, 2015.

Stock options:

The Company’s 2006 Consolidated Incentive Plan (the “2006 Plan”), as amended effective February 1, 2015, provides for the issuance of options to purchase up to 22,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

In July 2013, the Company entered into an agreement with a terminated employee which entitled the former employee to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $97,125 for the year ended June 30, 2014.

During the year ended June 30, 2014, the Company entered into agreements with Schafer and a board member, pursuant to which each is entitled to execution/exercise bonuses identical to those previously offered to Bassani and Smith (Note 13). The modification of the options for Schafer and the board member resulted in incremental non-cash compensation expense of $210,513 for the year ended June 30, 2014.

In November 2014, the Company entered into an agreement with a board member which entitled the board member to modifications of existing stock options resulting in the extension of certain expiration dates and resulting in incremental non-cash compensation expense of $11,783 for the year ended June 30, 2015.

In February 2015, the Company entered into extension agreements with Bassani, Smith and Schafer (Note 13) which entitled them to modifications of existing stock options resulting in the extension of certain expiration dates and the reduction of certain exercise prices.  The option modifications resulted in incremental non-cash compensation expense of $357,500 for the year ended June 30, 2015.

The Company recorded compensation expense/(credits) related to employee stock options of $501,609 and $(204,257) for the years ended June 30, 2015 and 2014, respectively.  The Company granted 957,500 and 97,725 options during the years ended June 30, 2015 and 2014, respectively.  During the year ended June 30, 2015, 802,500 options expired, while during the year ended June 30, 2014, 200,000 options were forfeited and 900,000 options expired.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

The fair value of the options granted during the years ended June 30, 2015 and 2014 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted average, June 30, 2015	Range, June 30, 2015	Weighted average, June 30, 2014	Range, June 30, 2014
Volatility	76%	74%-80%	54%	49%-65%
Dividend yield	-	-	-	-
Risk-free interest rate	1.55%	0.51%-1.79%	0.95%	0.59%-1.69%
Expected term (years)	6.1	2-10	3.29	2.63-4.67

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2013	5,261,145	$2.84	4.0	-
Granted	97,725	1.35
Exercised	-	-
Forfeited	(200,000)	3.00
Expired	(900,000)	2.84
Outstanding at June 30, 2014	4,258,870	2.81	3.2	-
Granted	957,500	0.74
Exercised	-	-
Forfeited	-	-
Expired	(802,500)	2.78
Outstanding at June 30, 2015	4,413,870	$1.88	4.3	$398,250
Exercisable at June 30, 2015	4,313,870	$1.91	4.2	$344,250

The following table presents information relating to nonvested stock options as of June 30, 2015:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2014	-	$ -
Granted	957,500	0.58
Vested	(857,500)	(0.56)
Nonvested at June 30, 2015	100,000	$ 0.76

The total fair value of stock options that vested during the years ended June 30, 2015 and 2014 was $476,075 and $54,022, respectively.  As of June 30, 2015, the Company had $50,466 of unrecognized compensation cost related to stock options.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2015 and 2014 are as follows:

	Year ended June 30, 2015	Year ended June 30, 2014
General and administrative:
Fair value of stock options expensed/(credited)	$378,937	$ (87,517)
Fair value of stock issued to an employee	-	94,998
Change in fair value from modification of option terms	369,283	307,638
Change in fair value from modification of warrant terms	223,917	-
Total	$972,137	$ 315,119

Research and development:
Fair value of stock options expensed/(credited)	$122,672	$(116,739)
Total	$122,672	$(116,739)

10.

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

11.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2015 and 2014 is as follows:

	2015	2014
Expected income tax benefit at statutory rate	$ (1,918,000)	$(1,959,000)
State taxes, net of federal benefit	(173,000)	(177,000)
Permanent differences and other	(19,000)	(19,000)
Change in valuation allowance	2,110,000	2,155,000
Income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $50,194,000 as of June 30, 2015.  These NOLs expire on various dates through 2035.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2015 and 2014 are estimated as follows:

	2015	2014
NOLs – noncurrent	$ 19,083,000	$ 18,392,000
Stock-based compensation - current	5,255,000	4,832,000
Property and equipment – noncurrent	1,390,000	741,000
Deferred compensation - noncurrent	1,383,000	1,036,000
	27,111,000	25,001,000
Valuation allowance	(27,111,000)	(25,001,000)
Net deferred tax assets	$ -	$ -

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

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

13.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current position in the Company through a date no later than December 31, 2012.  Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred.  In addition, 90,000 shares of the Company’s common stock would be issued to Smith in two tranches of 45,000 shares on each of January 15, 2013 (issued) and 2014 (issued), respectively.  The Company recorded expense of $240,300 for the year ended June 30, 2012, related to the future stock issuances as the bonus was fully vested at the grant date.  Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014.  Effective September 2012, Smith’s monthly salary became $21,000, until March 2014, at which time Smith agreed to a temporary reduction in monthly salary to $14,000 (which has been deferred).  In addition, the extension provides that Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 (issued) and 2015 (issued), which shares vested immediately.  The Company recorded expense of $292,500 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable (Note 8) of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,520 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017.  Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled  150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that  Bassani would continue to provide the services of CEO through June 30, 2013 and will continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month.  In addition Bassani will be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively.  During the year ended June 30, 2012 the Company recorded expense of $795,000 related to the future stock issuances as the bonus was fully vested at the grant date.  Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provides that Bassani will continue to provide the services of CEO through June 30, 2014.  The extension provided that Bassani will continue to provide full-time services to the Company at a cash salary of $26,000 per month (which was deferred) and Bassani will be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which were immediately vested.  The Company recorded expense of $585,000 for the year ended June 30, 2013, related to the future stock issuances as the bonus was fully vested at the grant date.  During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares that were to be issued on January 15, 2015, would be deferred until January 15, 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani (Notes 4, 6 and 8), were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which is due and payable on December 31, 2015 (Note 5).  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 8).  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).

On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which is due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020 (Note 5). Schafer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (Note 8).  Additionally, pursuant to the  agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, and ii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

Contingent stock bonuses:

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years.  The stock bonuses are contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

The Company’s outstanding contingent stock bonuses as of June 30, 2015 are as follows:

Target Price per share	$5.00	$10.00	$20.00
Number of shares	50,000	40,000	27,500

Execution/exercise bonuses:

As part of the agreements the Company entered into with  Bassani and  Smith (Note 13) effective May 15, 2013, whereby they agreed to continue to defer their cash compensation up to April 30, 2014, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired  options, warrants and/or  contingent stock bonuses owned by each as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period.

During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to Jon Northrop, the Company’s other board member.

As of June 30, 2015, the execution/exercise bonus was applicable to 2,945,000 of the Company’s outstanding options and 6,759,500 of the Company’s outstanding warrants.

Litigation:

In May 2014 Mr. Morris, the Company’s former Chief Technology Officer, initiated litigation against the Company (Morris v Bion Environmental Technologies, Inc., 14-cv-02732-ADS-GRB, United States District Court, Eastern District of New York) related to his termination effective November 30, 2013.  Mr. Morris sought payment of severance pay (up to $90,000) plus certain previously accrued obligations totaling approximately $87,000 plus accrued interest (which sums had been accrued as of December 31, 2014, despite the fact that the Company was disputing the obligations) and attorney’s fees.  The Company and Mr. Morris entered into a negotiated general release and waiver of all claims in March 2015, whereby the Company agreed to pay Mr. Morris and his attorney $20,000 and $10,000, respectively and issued Mr. Morris 10,000 shares of the Company’s common stock valued at $6,600. On April 9, 2015, the case was formally closed by the presiding judge.  As a result of the general release, during the year ended June 30, 2015, the Company reversed approximately $271,000 of previously recorded expenses for deferred compensation and severance pay which it had accrued in relation to Mr. Morris’ employment with and termination by the Company.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

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

14.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2015 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2015 through September 21, 2015, the Company has issued 29,934 shares of the Company’s common shares to an employee and consultants valued at approximately $26,000.

From July 1, 2015 through September 21, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05.  As a result of the offering, 278,394 warrants were exercised and 278,394 shares of the Company’s restricted common stock were issued resulting in cash proceeds of approximately $187,300 and a collateralized promissory note for $105,000.  The promissory note bears interest at 4% per annum and is payable in full on January 31, 2016.

From July 1, 2015 through September 21, 2015, consultants elected to convert approximately $88,800 of deferred compensation into 109,715 shares of the Company’s common shares.

From July 1, 2015 through September 21, 2015, Smith elected to convert approximately $82,900 of his deferred compensation into 99,159 shares of the Company’s common shares.  As of September 18, 2015 Smith’s current deferred compensation balance is nil.

Effective September 8, 2015, the Company entered into convertible promissory notes with Bassani, Shafer and Shareholder which replace existing notes payable – affiliates (Note 5). The initial principal balances of such notes are $405,831, $16,382 and $82,921, respectively. The new convertible promissory notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 22, 2015	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 22, 2015
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 22, 2015
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 22, 2015
Jon Northrop

/s/ Edward Schafer	Executive Vice	September 22, 2015
Edward Schafer	Chairman and Director