Form 10-Q
period 2015-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2015-11-09
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 6, 2015, there were 22,624,013 Common Shares issued and 21,919,704 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets:
Cash	$180,346	$339,286
Promissory note receivable (Note 4)	105,828	-
Prepaid expenses	22,417	18,503
Subscription receivable (Note 9)	-	13,125
Deposits and other receivables	7,108	7,108
Total current assets	315,699	378,022

Property and equipment, net (Note 3)	1,904,600	1,977,219
Total assets	$2,220,299	$2,355,241

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,436,972	$1,353,168
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $28,500 and $28,000, respectively	25,900	25,400
Notes payable – affiliates, net of discount (Note 5)	-	472,230
Deferred compensation (Note 6)	900,524	839,288
Loan payable (Note 7)	7,754,000	7,754,000
Total current liabilities	10,117,396	10,444,086

Convertible notes payable – affiliates, net of current portion (Note 8)	3,187,307	2,654,708
Total liabilities	13,304,703	13,098,794

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 22,606,852 and 22,089,650 shares issued, respectively; 21,902,543 and
21,385,341 shares outstanding, respectively	-	-
Additional paid-in capital	101,380,805	100,889,127
Accumulated deficit	(112,527,294)	(111,696,060)
Total Bion’s stockholders’ deficit	(11,146,489)	(10,806,933)
Noncontrolling interest	62,085	63,380
Total deficit	(11,084,404)	(10,743,553)
Total liabilities and deficit	$2,220,299	$2,355,241

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 9))	507,905	357,341
Depreciation	75,879	184,884
Research and development (including stock-based
compensation (Note 9))	134,489	66,586

Total operating expenses	718,273	608,811

Loss from operations	(718,273)	(608,811)

Other expense:
Interest expense, net	114,256	96,947

	114,256	96,947

Net loss	(832,529)	(705,758)

Net loss attributable to the noncontrolling interest	1,295	1,071

Net loss attributable to Bion	(831,234)	(704,687)

Dividends on preferred stock	(500)	(500)

Net loss applicable to Bion's common stockholders	$(831,734)	$(705,187)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.04)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	22,289,077	19,817,076

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

	Bion's Shareholders'						Non-
	Series C Preferred Stock		Common Stock		Additional	Accumulated	controlling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, July 1, 2015	-	$-	22,089,650	$-	$100,889,127	$(111,696,060)	$63,380	$(10,743,553)
Issuance of common stock for services	-	-	29,934	-	25,952	-	-	25,952
Vesting of options for services	-	-	-	-	15,320	-	-	15,320
Warrants exercised for common stock	-	-	278,394	-	279,189	-	-	279,189
Dividend on Series B preferred stock	-	-	-	-	(500)	-	-	(500)
Conversion of debt	-	-	208,874	-	171,717	-	-	171,717
Net loss	-	-	-	-	-	(831,234)	(1,295)	(832,529)
Balances, September 30, 2015	-	$-	22,606,852	$-	$101,380,805	$(112,527,294)	$62,085	$(11,084,404)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(832,529)	$(705,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	75,879	184,884
Accrued interest on deferred compensation and other	114,469	93,577
Stock-based compensation	41,272	7,947
Increase in prepaid expenses	(3,914)	(1,686)
Increase in accounts payable and accrued expenses	34,429	111,257
Increase in deferred compensation and convertible notes	227,400	156,000
Net cash used in operating activities	(342,994)	(153,779)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,260)	-
Net cash used in investing activities	(3,260)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	13,125	30,000
Proceeds from sale of common stock	-	26,250
Proceeds from exercise of warrants	174,189	-
Net cash provided by financing activities	187,314	56,250

Net decrease in cash	(158,940)	(97,529)

Cash at beginning of period	339,286	186,148

Cash at end of period	$180,346	$88,619

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$500	$500
Issuance of common stock to satisfy deferred compensation	$171,717	$-
Exercise of warrants for promissory note receivable	$105,000	$-

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

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

Bion is  actively pursuing business opportunities in three broad areas 1) installation of Bion systems to retrofit and environmentally remediate existing CAFO’s to reduce nutrient (primarily nitrogen and phosphorus) releases, gaseous emissions (ammonia, greenhouse gases, volatile organic compounds, etc.), and pathogens, hormones and other compounds in order to clean the air and water in the surrounding areas (as described below) to ensure compliance with existing (and future) regulations and to permit herd expansion; 2) development of Integrated Projects opportunities within the United States and internationally; and 3) licensing and/or joint venturing of Bion’s technology and applications outside North America. The opportunities described at 1) and 2) above (and below) each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters.  The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water projects.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015

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

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement (as amended and supplemented) provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”) together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to purchase a noncontrolling interest. Substantial capital (equity and/or debt) has been and will continue to be expended on these projects.  Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that such projects will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits related to Kreider 1 and the Kreider Phase 2 poultry waste treatment system (not yet constructed), and secondarily through sales of byproducts (feed additives and/or fertilizer, (organic and non-organic)) and renewable energy generated by the Kreider Phase 2 system. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.  A portion of Bion’s research and development activities is currently taking place at the Kreider 1 facility.

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company. The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up.  The Pennsylvania Department of Environmental Protection (“PADEP”) issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties raise significant questions as to when PA-1 will be able to generate such revenues from Kreider 1.  PA-1 has elected not to make interest or principal payments on the Pennvest Loan since January 2013 and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2015.  The Company recorded a $1,750,000 impairment of the Kreider 1 assets for the year ended June 30, 2015 (following a $2,000,000 impairment during the year ended June 30, 2014).

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

THREE MONTHS ENDED SEPTEMBER 30, 2015

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

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay and Midwest and Great Lakes states) and  at the federal level (the Environmental Protection Agency (“EPA”) and the Department of Agriculture (“USDA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams.  The Company anticipates that such efforts will continue in Pennsylvania throughout the next 12 months and in various additional states thereafter.

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively and a net loss of approximately $833,000 during the three months ended September 30, 2015.  At September 30, 2015, the Company has a working capital deficit and a stockholders’ deficit of approximately $9,802,000 and $11,146,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2015 and 2014, the Company received total proceeds of $1,000,940 and $944,400, respectively, from the sale of its equity securities. Proceeds during the 2015 and 2014 fiscal years have been lower than in earlier years and accordingly has negatively impacted the Company’s business development efforts.

During the three months ended September 30, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015.   Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued during the three months ended September 30, 2015, resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note.

During fiscal years 2015 and 2014 and through the three months ended September 30, 2015, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8) and members of the Company’s senior management have made loans to the Company.  Additionally, the Company made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the balance of the 2016 fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2015, and the results of operations and cash flows of the Company for the three months ended September 30, 2015 and 2014.  Operating results for the three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

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

The fair value of cash, promissory note receivable and accounts payable approximates their carrying amounts due to their short-term maturities.  The fair value of the loan payable approximates its carrying amount as it bears interest at rates commensurate with market rates.  The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value.  The fair value of deferred compensation and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the three months ended September 30, 2015 and 2014, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	September 30, 2015	September 30, 2014
Warrants	8,295,989	7,656,403
Options	4,413,870	4,258,870
Convertible debt	7,119,524	3,153,936
Convertible preferred stock	14,250	13,250

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Shares issued – beginning of period	22,089,650	19,579,619
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)
Shares outstanding – beginning of period	21,385,341	18,872,310
Weighted average shares for fully vested stock bonuses (Note 10)	600,000	840,000
Weighted average shares issued during the period	303,736	104,766
Basic weighted average shares – end of period	22,289,077	19,817,076

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

THREE MONTHS ENDED SEPTEMBER 30, 2015

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

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	September 30, 2015	June 30, 2015
Machinery and equipment	$2,923,577	$2,923,577
Buildings and structures	1,385,125	1,385,125
Computers and office equipment	176,940	175,248
	4,485,642	4,483,950
Less accumulated depreciation	(2,581,042)	(2,506,731)
	$1,904,600	$1,977,219

Management reviewed property and equipment for impairment as of June 30, 2015 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,750,000 of the property and equipment for the year ended June 30, 2015.  As of September 30, 2015, management believes that no additional impairment exists.

Depreciation expense was $75,879 and $184,884 for the three months ended September 30, 2015 and 2014, respectively.

4.

PROMISSORY NOTE RECEIVABLE:

During the months ended September 30, 2015, the Company received an interest bearing promissory note for $105,000.  The promissory note bears interest at 4% per annum, is collateralized, and is payable on January 31, 2016.  The promissory note receivable was issued as consideration for an unaffiliated investor’s subscription agreement to exercise warrants into 100,000 restricted common shares of the Company’s common stock at $1.05 per share.  The Company recorded interest income of $828 for the three months ended September 30, 2015.

5.

NOTES PAYABLE - AFFILIATES:

During the year ended June 30, 2015, the Company entered into promissory notes (“FY2015 Promissory Notes”), with effective dates of January 1, 2015, for initial principal amounts of $395,277, $15,956 and $80,764, with Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), Edward Schafer (“Schafer”), the Company’s Vice Chairman, and a major shareholder, (“Shareholder”), respectively.  The FY2015 Promissory Notes accrued interest at 4% per annum and were payable on December 31, 2015.  Effective September 8, 2015, the Company entered into new convertible promissory notes (“September 2015 Convertible Notes”) with Bassani, Shafer and Shareholder which replaced the FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The new convertible promissory notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share (Note 8).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

6.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $900,524 as of September 30, 2015.  Included in the deferred compensation balances as of September 30, 2015, are $282,727, $451 and $136,803 owed Bassani, Smith and Schafer, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, would accrue interest at 4% per annum and could be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month.  The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month.  During the three months ended September 30, 2015, Smith converted $82,861 of deferred compensation into 99,159 shares of the Company’s common stock at conversion prices between $0.76 and $0.96 per share.  Also included are sums the Company owes various consultants, pursuant to various agreements, for deferred compensation of $239,059 as of September 30, 2015 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum.  The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,025 shares, respectively, of the Company’s common stock as of September 30, 2015 and, the Company owes a former employee $72,500, which is not convertible and is non-interest bearing.

7.

LOAN PAYABLE:

As of September 30, 2015, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for both of the three months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, the accrued interest and late charges related to the Pennvest Loan total $635,166.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2015.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015

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

8.

CONVERTIBLE NOTES PAYABLE - AFFILIATES:

January 2015 Convertible Notes

The January 2015 Convertible Notes accrue interest at 4% per annum and are due and payable on December 31, 2017.  The January 2015 Convertible Notes (including accrued interest, plus all future deferred compensation), are convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one quarter warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until December 31, 2020.  The warrant contained in the Unit shall be exercisable at $1.00 per share until December 31, 2020.  The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists.  Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded.  Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of September 30, 2015, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,508,202, $783,188 and $389,566, respectively.   During the three months ended September 30, 2015, the Company recorded interest expense of $26,248 related to the January 2015 Convertible Notes.

September 2015 Convertible Notes

During the three months ended September 30, 2015, the Company entered into September 2015 Convertible Notes with Bassani, Shafer and Shareholder which replaced the previously issued FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share.  As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists.  The Company recorded interest expense related to the 2015 Convertible Notes of $1,218 for the three months ended September 30, 2015.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

During the years ended June 30, 2015 and 2014, the Company declared dividends of $2,000 and $2,000 respectively.  During the three months ended September 30, 2015, the Company declared dividends of $500.  At September 30, 2015, accrued dividends payable are $8,500.

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

During the three months ended September 30, 2015, the Company issued 29,934 shares of the Company’s common stock at prices ranging from $0.76 to $1.15 per share for services valued at $25,952, in the aggregate, to consultants and an employee.

During the three months ended September 30, 2015, the Company issued 12,500 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $13,125 for the exercise of 12,500 warrants.

During the three months ended September 30, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015.   Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note.

During the three months ended September 30, 2015, Smith and various consultants elected to convert $82,861 and $88,856 of deferred compensation, respectively, into 99,159 and 109,715 shares, respectively, of the Company’s common stock at conversion rates ranging from $0.76 to $1.15 per share.

Warrants:

As of September 30, 2015, the Company had approximately 8.3 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2020.

The weighted-average exercise price for the outstanding warrants is $1.24, and the weighted-average remaining contractual life as of September 30, 2015 is 4.5 years.

During the three months ended September 30, 2015, warrants to purchase 957,806 shares of common stock of the Company at prices between $2.25 and $3.10 per share expired.

During the three months ended September 30, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from July 1, 2015 through July 15, 2015.  As a result of the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a collateralized promissory note receivable for $105,000, for the three months ended September 30, 2015.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

Stock options:

The Company’s 2006 Consolidated Incentive Plan, as amended (the “2006 Plan”), provides for the issuance of options to purchase up to 22,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

The Company recorded compensation expense related to employee stock options of $15,320 and nil for the three months ended September 30, 2015 and 2014, respectively.  The Company granted no options during the three months ended September 30, 2015 and 2014, respectively.

A summary of option activity under the 2006 Plan for the three months ended September 30, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2015	4,413,870	$1.88	4.1	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2015	4,413,870	$1.88	4.1	$253,000
Exercisable at September 30, 2015	4,313,870	$1.91	4.0	$213,000

The following table presents information relating to nonvested stock options as of September 30, 2015:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2015	100,000	$ 0.76
Granted	-	-
Vested	-	-
Nonvested at September 30, 2015	100,000	$ 0.76

The total fair value of stock options that vested during the three months ended September 30, 2015 and 2014 was nil for both periods, respectively.  As of September 30, 2015, the Company had $35,146 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2015 and 2014 are as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

	Three months ended September 30, 2015	Three months ended September 30, 2014
General and administrative:
Fair value of stock options expensed	$ 1,838	$ -
Total	$ 1,838	$ -

Research and development:
Fair value of stock options expensed	$13,482	$ -
Total	$13,482	$ -

10.

COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.   During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.   On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,520 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017. Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled  150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided.  The Board appointed Bassani as the Company's CEO effective May 13, 2011.  During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which are to be issued January 15, 2016 and 100,000 shares are to be issued January 15, 2017.  The stock grants were expensed in the years they were awarded as they are fully vested.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 8).  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 8).  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).

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

The Company’s outstanding contingent stock bonuses as of September 30, 2015 are as follows:

Target Price per share	$5.00	$10.00	$20.00
Number of shares	50,000	40,000	27,500

Execution/exercise bonuses:

As part of agreements the Company entered into with  Bassani and  Smith effective May 15, 2013, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired  options, warrants and/or  contingent stock bonuses owned by each (and/or their donees) as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period.

During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to Jon Northrop, the Company’s other board member.

As of September 30, 2015, the execution/exercise bonus was applicable to 2,945,000 of the Company’s outstanding options and 6,759,500 of the Company’s outstanding warrants.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015

Litigation:

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

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2015 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2015 through November 9, 2015 the Company has issued 3,161 shares of the Company’s common shares to an employee and a consultant valued at approximately $3,000.

From October 1, 2015 through November 9, 2015, a warrant holder elected to exercise 14,000 warrants into 14,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

The Company entered into an extension agreement with Smith on October 27, 2015 whereby Smith agreed to provide his services to the Company through June 30, 2016 for $19,000 per month commencing January 1, 2016.  Pursuant to the agreement, the Company also granted Smith options to purchase common stock of the Company at $0.92 per share until December 31, 2020 and granted Smith 75,000 bonus shares of the Company’s common stock which vested immediately but shall be issued on January 5, 2016. The Company has the option to extend Smith’s services for an additional six months through December 31, 2016 on similar terms.

PART I – FINANCIAL INFORMATION

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA-1 on its loan secured by the Kreider #1 system, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or  delays in Bion's development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.  See our Form 10-K (period ended June 30, 2015) for more details regarding these risk factors.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2015.

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreements with Kreider Farms ("KF") in Pennsylvania pursuant to which a Bion system to treat KF's dairy and poultry waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. (No other Bion system has been contracted for and/or constructed to date.) On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System” or “Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system. Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA-1 commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 System and project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015.

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

The Company’s audited financial statements for the years ended June 30, 2015 and 2014 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2015 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses of approximately $833,000 and $706,000 for the three months ended September 30, 2015 and 2014, respectively.   At September 30, 2015, the Company had a working capital deficit and a stockholders’ deficit of approximately $9,802,000 and $11,146,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Revenue

Total revenues were nil for both the three months ended September 30, 2015 and 2014, respectively.

General and Administrative

Total general and administrative expenses were $508,000 and $357,000 for the three months ended September 30, 2015 and 2014, respectively.

General and administrative expenses, excluding stock-based compensation charges of $2,000 and nil, were $506,000 and $357,000 for the three months ended September 30, 2015 and 2014, respectively, representing a $149,000 increase.  Salaries and related payroll tax expenses decreased to $78,000 for the three months ended September 30, 2015 from $93,000 for the three months ended September 30, 2014, primarily due to the fact that during the three months ended September 30, 2015 one employee became a consultant on an as-needed consulting basis receiving compensation in the Company’s securities and/or deferring their compensation which reduced recurring salary and payroll tax costs. Consulting costs were $241,000 and $114,000 for the three months ended September 30, 2015 and 2014, respectively, representing a $127,000 increase primarily due to increases in the costs of services provided by Schafer and Bassani effective January 1, 2015 and other consultants providing services for Kreider Farms related projects.    Investor relation costs increased from $7,000 for the three months ended September 30, 2014 to $24,000 for the three months ended September 30, 2015 due to the Company’s presence at an investor conference and the hiring of an investor relations development firm during the three months ended September 30, 2015.

General and administrative stock-based employee compensation for the three months ended September 30, 2015 and 2014 consists of the following:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014
General and administrative:
Fair value of stock options expensed under ASC 718	$ 2,000	$ -
Total	$ 2,000	$ -

Stock-based compensation charges were $2,000 and nil for the three months ended September 30, 2015 and 2014, respectively.

Depreciation

Total depreciation expense was $76,000 and $185,000 for the three months ended September 30, 2015 and 2014, respectively.  Depreciation expense is lower for the three months ended September 30, 2015 due to the fiscal year 2015 $1,750,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $134,000 and $67,000 for the three months ended September 30, 2015 and 2014, respectively.

Research and development expenses, excluding stock-based compensation expenses of $13,000 and nil were $121,000 and $67,000 for the three months ended September 30, 2015 and 2014, respectively. The primary reason for the increase is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the three months ended September 30, 2015 and 2014 consists of the following:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014
Research and development:
Fair value of stock options expensed under ASC 718	$ 13,000	$ -
Total	$ 13,000	$ -

Stock-based compensation expenses were $13,000 and nil for the three months ended September 30, 2015 and 2014, respectively.  The increase resulted from the vesting of options to an employee performing research and development during the three months ended September 30, 2015.

Loss from Operations

As a result of the factors described above, the loss from operations was $718,000 and $609,000 for the three months ended September 30, 2015 and 2014, respectively.

Other Expense (Income)

Other expense was $114,000 and $97,000 for the three months ended September 30, 2015 and 2014, respectively.  Interest expense increased from $97,000 for the three months ended September 30, 2014 to $115,000 for the three months ended September 30, 2015.  Interest increased due to higher interest bearing deferred compensation and convertible notes payable balances as of September 30, 2015 compared to September 30, 2014.  Interest expense related to the Pennvest loan was $49,000 for both periods.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both the three months ended September 30, 2015 and 2014, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $832,000 and $705,000 for the three months ended September 30, 2015 and 2014, respectively, and the net loss per basic and diluted common share was $0.04 for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2015 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2015, the Company had cash of approximately $180,000. During the three months ended September 30, 2015, net cash used in operating activities was $343,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2015, the Company invested $3,000 for the purchase of new property and equipment.

Financing Activities

During the three months ended September 30, 2015, the Company received cash proceeds of $13,000 due to the receipt of a subscription receivable for the exercise of 12,500 warrants.  The Company also received cash proceeds of $174,000 due to the exercise of 165,894 warrants pursuant to subscription agreements which reduced the exercise price to $1.05 per warrant for certain warrants with expiry dates before December 31, 2015.

As of September 30, 2015 the Company has debt obligations consisting of: a) deferred compensation of $901,000, b) convertible notes payable – affiliates of $3,187,000, and, c) a loan payable of $7,754,000 (owed by PA-1) (plus accrued interest of $635,000).

Plan of Operations and Outlook

As of September 30, 2015, the Company had cash of approximately $180,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 and 2015 the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and 2015, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8 to Financial Statements) and members of the Company’s senior management have made loans to the Company which have been converted into convertible promissory notes.  As of September 30, 2015 such deferrals totaled approximately $4,088,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014.  The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months.  However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  Additionally, PA-1 has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider's poultry facilities to produce renewable energy for Bion's waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended.  The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023.  The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012.  The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the

Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA-1’s proposal made during the fall of 2014, but communication continues regarding the matters involved.  Neither party has any formal proposal on the table as of the date of this report.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that a loan modification agreement may be reached that will allow PA-1 and Pennvest time for the development of a more robust market for nutrient reductions in Pennsylvania, of which there is no assurance.  PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2015, the Company sold the following restricted securities: a) 29,934 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $25,952, in aggregate, to an employee and consultants for services, and b) 208,874 shares were issued for conversion of debt totaling $171,717.  Additionally, warrant holders exercised 265,894 warrants at a reduced price of $1.05 per warrant and received 265,894 shares of the Company’s common stock and the Company received cash proceeds of $174,189 and a collateralized promissory note receivable of $105,000. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1	Mark A. Smith Extension Agreement (October 27, 2015) - Filed herewith electronically

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 9, 2015	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2015	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer