Form 10-Q
period 2015-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2016-02-04
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On February 1, 2016, there were 22,967,245 Common Shares issued and 22,262,936 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$178,451	$339,286
Promissory note receivable (Note 4)	35,000	-
Prepaid expenses	12,350	18,503
Subscription receivable (Note 9)	-	13,125
Deposits and other receivables	7,108	7,108
Total current assets	232,909	378,022

Property and equipment, net (Note 3)	1,829,508	1,977,219
Total assets	$2,062,417	$2,355,241

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,479,267	$1,353,168
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $29,000 and $28,000, respectively	26,400	25,400
Notes payable – affiliates, net of discount (Note 5)	-	472,230
Deferred compensation (Note 6)	1,170,731	839,288
Loan payable (Note 7)	7,754,000	7,754,000
Total current liabilities	10,430,398	10,444,086

Convertible notes payable – affiliates, net of current portion (Note 8)	3,218,648	2,654,708
Total liabilities	13,649,046	13,098,794

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 22,855,964 and 22,089,650 shares issued, respectively; 22,151,655 and
21,385,341 shares outstanding, respectively	-	-
Promissory note receivable for shares (Notes 4 and 9)	(71,878)	-
Additional paid-in capital	101,747,327	100,889,127
Accumulated deficit	(113,322,889)	(111,696,060)
Total Bion’s stockholders’ deficit	(11,647,440)	(10,806,933)
Noncontrolling interest	60,811	63,380
Total deficit	(11,586,629)	(10,743,553)
Total liabilities and deficit	$2,062,417	$2,355,241

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock- based compensation (Note 9))	550,095	333,196	1,058,000	690,537
Depreciation	76,083	127,159	151,962	312,043
Research and development (including stock- based compensation (Note 9))	84,286	104,237	218,775	170,823

Total operating expenses	710,464	564,592	1,428,737	1,173,403

Loss from operations	(710,464)	(564,592)	(1,428,737)	(1,173,403)

Other expense:
Interest expense, net	86,405	100,356	200,661	197,303

	86,405	100,356	200,661	197,303

Net loss	(796,869)	(664,948)	(1,629,398)	(1,370,706)

Net loss attributable to the noncontrolling interest	1,274	1,028	2,569	2,099

Net loss attributable to Bion	(795,595)	(663,920)	(1,626,829)	(1,368,607)

Dividends on preferred stock	(500)	(500)	(1,000)	(1,000)

Net loss applicable to Bion's common stockholders	$(796,095)	$(664,420)	$(1,627,829)	$(1,369,607)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	22,585,001	19,965,459	22,437,039	19,891,267

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

SIX MONTHS ENDED DECEMBER 31, 2015

(UNAUDITED)

	Bion’s Shareholders’
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Promissory Note Receivable for Shares	Accumulated Deficit	Non- controlling Interest	Total Equity/ (Deficit)

Balances, July 1, 2015	-	$-	22,089,650	$-	$100,889,127	$ -	$(111,696,060)	$ 63,380	$(10,743,553)

Issuance of common stock for services	-	-	36,296	-	100,904	-	-	-	100,904
Vesting of options for services	-	-	-	-	89,640	-	-	-	89,640
Modification of options	-	-	-	-	42,550	-	-	-	42,550
Sale of units	-	-	228,750	-	183,000	-	-	-	183,000
Commissions on sale of units	-	-	-	-	(18,300)	-	-	-	(18,300)
Warrants exercised for common stock	-	-	292,394	-	289,689	(71,878)	-	-	217,811
Dividend on Series B preferred stock	-	-	-	-	(1,000)	-	-	-	(1,000)
Conversion of debt	-	-	208,874	-	171,717	-	-	-	171,717
Net loss	-	-	-	-	-	-	(1,626,829)	(2,569)	(1,629,398)
Balances, December 31, 2015	-	$-	22,855,964	$-	$101,747,327	$ (71,878)	$(113,322,889)	$ 60,811	$(11,586,629)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,629,398)	$(1,370,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	151,962	312,043
Accrued interest on deferred compensation and other	200,940	189,573
Stock-based compensation	233,094	31,043
Decrease in prepaid expenses	6,153	5,341
Increase in accounts payable and accrued expenses	27,351	225,779
Increase in deferred compensation and convertible notes	490,800	312,000

Net cash used in operating activities	(519,098)	(294,927)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,251)	-
Net cash used in investing activities	(4,251)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	13,125	30,000
Proceeds from sale of common stock	-	26,250
Proceeds from sale of units	183,000	67,500
Commissions on sale of units	(18,300)	-
Payment from exercise of warrants	184,689	-

Net cash provided by financing activities	362,514	123,750

Net decrease in cash	(160,835)	(171,177)

Cash at beginning of period	339,286	186,148

Cash at end of period	$178,451	$14,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$1,000	$1,000
Issuance of common stock to satisfy deferred compensation	$171,717	$-
Exercise of warrants for promissory note receivable for shares	$105,000	$-

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology.  Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, recovers nutrients for potential use as fertilizer and feed additives.

During the 2014 and 2015 fiscal years, the Company increased its research and development activities with focus on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on nutrient reduction credits (which still remain a very important part of project revenue streams).  This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments.  These research and development activities continued through the balance of the 2015 fiscal year, and we believe such activities will continue at least through the 2016 fiscal year, subject to availability of adequate financing for the Company’s operations, of which there is no assurance.

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

SIX MONTHS ENDED DECEMBER 31, 2015

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

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively "Kreider") to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement (as amended and supplemented) provides for a second phase which will treat the wastes from the rest of Kreider’s herd and includes renewable energy production from the cellulosic solid wastes from the Phase 1 system (referred to as “Kreider 1”) together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through subsidiaries, in which Kreider has the option to acquire a noncontrolling interest. Substantial capital (equity and/or debt) has been and will continue to be expended on these projects.  Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that the Kreider 1 project will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits while the Kreider Phase 2 poultry waste treatment system (‘Kreider 2’)(not yet constructed) and other future projects will supplement its revenue from nutrient reductions with proceeds from multiple byproduct streams including i) feed additives and/or fertilizer (organic and non-organic) and ii) renewable energy (and related credits),  which sales are projected to generate, in aggregate,  revenue streams that, in certain circumstances, may approach 50% of total revenues.  To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.  A portion of Bion’s research and development activities is currently taking place at the Kreider 1 facility.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company. The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up.  The Pennsylvania Department of Environmental Protection (“PADEP”) issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties raise significant questions as to when PA-1 will be able to generate such revenues from Kreider 1.  PA-1 has elected not to make interest or principal payments on the Pennvest Loan since January 2013 and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2015.  The Company recorded a $1,750,000 impairment of the Kreider 1 assets for the year ended June 30, 2015 (following a $2,000,000 impairment during the year ended June 30, 2014).

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active.  Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

Development work and technology evaluation, including amended credit certification and discussions with potential joint venture partners, continues related to the details of Kreider 2, which primarily relates to treatment of the wastes from Kreider’s poultry operations. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2017.  However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively, and a net loss of approximately $1,629,000 during the six months ended December 31, 2015.  At December 31, 2015, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,197,000 and $11,647,000, respectively.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.  The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2015 and 2014, the Company received total proceeds of $1,000,940 and $944,400, respectively, from the sale of its equity securities. Proceeds during the 2015 and 2014 fiscal years have been lower than in earlier years which reduction has negatively impacted the Company’s business development efforts.

During the six months ended December 31, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015.   Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued during the six months ended December 31, 2015, resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note receivable for shares.  In January 2016, the Company received $35,000 of the promissory note receivable for shares.

During the six months ended December 31, 2015, the Company sold units of the Company’s restricted securities for $0.80 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017.  During the six months ended December 31, 2015, the Company had sold a total of 228,750 units for gross proceeds of $183,000, and net proceeds of $164,700 after commissions of $18,300.

During fiscal years 2015 and 2014 and through the six months ended December 31, 2015, the Company experienced greater difficulty in raising equity funding than in the prior years.  As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8) and members of the Company’s senior management have made loans to the Company.  Additionally, the Company made reductions in its personnel during the year ended June 30, 2014.  The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

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

There is no realistic likelihood that funds required during the next twelve months or in the periods immediately thereafter for the Company’s basic operations and/or proposed projects will be generated from operations.  Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2015, and the results of operations and cash flows of the Company for the three and six months ended December 31, 2015 and 2014.  Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share.  During the six months ended December 31, 2015 and 2014, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	December 31, 2015	December 31, 2014
Warrants	8,396,364	7,757,653
Options	4,513,870	3,911,370
Convertible debt	7,562,213	5,583,740
Convertible preferred stock	14,500	13,500

The following is a reconciliation of the denominators of the basic loss per share computations for the three and six months ended December 31, 2015 and 2014:

	Three months ended December 31, 2015	Three months ended December 31, 2014	Six months ended December 31, 2015	Six months ended December 31, 2014
Shares issued – beginning of period	22,606,852	19,787,068	22,089,650	19,576,619
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	21,902,543	19,082,759	21,385,341	18,872,310
Weighted average shares for fully vested stock bonuses (Note 9)	652,989	840,000	626,495	840,000
Weighted average shares issued during the period	29,469	42,700	425,203	178,957
Basic weighted average shares – end of period	22,585,001	19,965,459	22,437,039	19,891,267

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

SIX MONTHS ENDED DECEMBER 31, 2015

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

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2015	June 30, 2015
Machinery and equipment	$2,923,577	$2,923,577
Buildings and structures	1,385,125	1,385,125
Computers and office equipment	177,931	175,248
	4,486,633	4,483,950
Less accumulated depreciation	(2,657,125)	(2,506,731)
	$1,829,508	$1,977,219

Management reviewed property and equipment for impairment as of June 30, 2015 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,750,000 of the property and equipment for the year ended June 30, 2015.  As of December 31, 2015, management believes that no additional impairment exists.

Depreciation expense was $76,083 and $127,159 for the three months ended December 31, 2015 and 2014, respectively, and $151,962 and $312,043 for the six months ended December 31, 2015 and 2014, respectively.

4.

PROMISSORY NOTE RECEIVABLE:

During the six months ended December 31, 2015, the Company received an interest bearing, secured promissory note for $105,000.  The promissory note bears interest at 4% per annum, is collateralized, and was payable on January 31, 2016.  The promissory note receivable was issued as consideration for an unaffiliated investor’s subscription agreement to exercise warrants into 100,000 restricted common shares of the Company’s common stock at $1.05 per share.  During January 2016, the Company received a $35,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until June 15, 2016.  All the other terms of the original agreement remain unchanged.  As of December 31, 2015, the Company has recorded the $35,000 as a promissory note receivable and the remaining unpaid principal and interest totaling $71,878, as a promissory note receivable for shares.  The Company recorded interest income of $1,878 for the six months ended December 31, 2015.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

5.

NOTES PAYABLE - AFFILIATES:

During the year ended June 30, 2015, the Company entered into promissory notes (“FY2015 Promissory Notes”), with effective dates of January 1, 2015, for initial principal amounts of $395,277, $15,956 and $80,764, with Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), Edward Schafer (“Schafer”), the Company’s Vice Chairman, and a major shareholder, (“Shareholder”), respectively.  The FY2015 Promissory Notes accrued interest at 4% per annum and were payable on December 31, 2015.  Effective September 8, 2015, the Company entered into new convertible promissory notes (“September 2015 Convertible Notes”) with Bassani, Schafer and Shareholder which replaced the FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The new convertible promissory notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted (at the sole election of the noteholders) into restricted common shares of the Company at a conversion price of $0.60 per share (Note 8).

6.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,170,731 as of December 31, 2015.  Included in the deferred compensation balances as of December 31, 2015, are $378,852, $54,632 and $183,316 owed Bassani, Smith and Schafer, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month.  The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month.  During the six months ended December 31, 2015, Smith converted $82,861 of deferred compensation into 99,159 shares of the Company’s common stock at conversion prices between $0.76 and $0.96 per share.  Also included are sums the Company owes various consultants, pursuant to various agreements, for deferred compensation of $312,447 as of December 31, 2015 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum.  The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,131 shares, respectively, of the Company’s common stock as of December 31, 2015 and, the Company owes a former employee $72,500, which is not convertible and is non-interest bearing.

7.

LOAN PAYABLE:

As of December 31, 2015, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System.  The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal.  The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity.  The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter.  The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,373 for both of the three months ended December 31, 2015 and 2014, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

The Company has incurred interest expense related to the Pennvest Loan of $98,747 for both of the six months ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the accrued interest and late charges related to the Pennvest Loan total $693,332.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active.  Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

As of December 31, 2015, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,522,967, $790,856 and $393,380, respectively.   During the three and six months ended December 31, 2015, the Company recorded interest expense of $26,247 and $52,495, respectively, related to the January 2015 Convertible Notes.

September 2015 Convertible Notes

During the six months ended December 31, 2015, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and Shareholder which replaced the previously issued FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share.  As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists.  The balances of the September 2015 Convertible Notes as of December 31, 2015 are $410,901, $16,587 and $83,957, respectively. The Company recorded interest expense related to the 2015 Convertible Notes of $5,093 and $6,311 for the three and six months ended December 31, 2015, respectively.

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

During the years ended June 30, 2015 and 2014, the Company declared dividends of $2,000 and $2,000 respectively.  During the six months ended December 31, 2015, the Company declared dividends of $1,000.  At December 31, 2015, accrued dividends payable are $9,000.

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

During the six months ended December 31, 2015, the Company issued 36,296 shares of the Company’s common stock at prices ranging from $0.69 to $1.15 per share for services valued at $100,904, in the aggregate, to consultants and employees, including $69,000 expensed for 75,000 fully vested bonus shares to Smith that were granted but not issued.

During the six months ended December 31, 2015, the Company issued 12,500 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $13,125 for the exercise of 12,500 warrants.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

During the six months ended December 31, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015.   Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note.  During January 2016, the Company received a $35,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until June 15, 2016.  All the other terms of the original agreement remain unchanged.  As of December 31, 2015, the Company has recorded the $35,000 as a promissory note receivable and the remaining unpaid principal and interest totaling $71,878, as a promissory note receivable for shares.

During the six months ended December 31, 2015, the Company entered into subscription agreements to sell units for $0.80 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017 and pursuant thereto, the Company issued 228,750 units for total proceeds of $183,000.  During the six months ended December 31, 2015, cash commissions of $18,300 were paid to brokers related to the unit offering.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant.  As a result, $4,603 was allocated to the warrants and $178,397 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2015, a warrant holder elected to exercise 14,000 warrants at an exercise price of $0.75 and 14,000 shares of the Company’s common stock were issued resulting in cash proceeds of $10,500.

During the six months ended December 31, 2015, Smith and various consultants elected to convert $82,861 and $88,856 of deferred compensation, respectively, into 99,159 and 109,715 shares, respectively, of the Company’s common stock at conversion rates ranging from $0.76 to $1.15 per share.

Warrants:

As of December 31, 2015, the Company had approximately 8.4 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2020.

The weighted-average exercise price for the outstanding warrants is $1.24, and the weighted-average remaining contractual life as of December 31, 2015 is 4.2 years.

During the six months ended December 31, 2015, warrants to purchase 957,806 shares of common stock of the Company at prices between $2.25 and $3.10 per share expired.

During the six months ended December 31, 2015, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from July 1, 2015 through July 15, 2015.  As a result of the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a collateralized promissory note receivable for $105,000, for the six months ended December 31, 2015.

During the six months ended December 31, 2015, a warrant holder elected to exercise 14,000 warrants at an exercise price of $0.75 and 14,000 shares of the Company’s common stock were issued resulting in cash proceeds of $10,500.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

Stock options:

The Company’s 2006 Consolidated Incentive Plan, as amended (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 22,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

During the six months ended December 31, 2015, the Company approved the modification of existing stock options held by a board member which extended certain expiration dates and resulted in incremental non-cash compensation expense of $42,550.

The Company recorded compensation expense related to employee stock options of $74,320 and $4,000 for the three months ended December 31, 2015 and 2014, respectively, and $89,640 and $4,000 for the six months ended December 31, 2015 and 2014, respectively.  The Company granted 100,000 and zero options during the six months ended December 31, 2015 and 2014, respectively.  During the six months ended December 31, 2014, 397,500 options expired.

The fair value of the options granted during the six months ended December 31, 2015 and 2014 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, December 31, 2015	Range, December 31, 2015	Weighted Average, December 31, 2014	Range, December 31, 2014
Volatility	74%	74%	80%	80%
Dividend yield	-	-	-	-
Risk-free interest rate	1.75%	1.75%	0.51%	0.51%
Expected term (years)	5	5	2	2

A summary of option activity under the 2006 Plan for the six months ended December 31, 2015 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2015	4,413,870	$1.88	4.1	-
Granted	100,000	0.92
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2015	4,513,870	$1.86	3.9	$36,050
Exercisable at December 31, 2015	4,413,870	$1.89	3.7	$22,050

The following table presents information relating to nonvested stock options as of December 31, 2015:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2015	100,000	$ 0.76
Granted	100,000	0.59
Vested	(100,000)	(0.59)
Nonvested at December 31, 2015	100,000	$ 0.76

The total fair value of stock options that vested during the six months ended December 31, 2015 and 2014 was $59,000 and nil, respectively.  As of December 31, 2015, the Company had $19,826 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and six months ended December 31, 2015 and 2014 are as follows:

	Three months ended December 31, 2015	Three months ended December 31, 2014	Six months ended December 31, 2015	Six months ended December 31, 2014
General and administrative:
Fair value of stock bonus expensed	$ 69,000	$ -	$ 69,000	$ -
Change in fair value from modification of option terms	42,550	11,783	42,550	11,783
Fair value of stock options expensed	62,371	4,000	64,209	4,000
Total	$ 173,921	$ 15,783	$ 175,759	$ 15,783

Research and development:
Fair value of stock options expensed	$ 11,949	$ -	$ 25,431	$ -
Total	$ 11,949	$ -	$ 25,431	$ -

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled  150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).  In October 2015, the Company executed an Extension Agreement (“FY2016 Extension Agreement”) with Smith pursuant to which Smith extended his employment with the Company to June 30, 2016 (with Company having an option to extend his employment an additional six months).  As part of the FY2016 Extension Agreement, Smith: i) will continue to defer his cash compensation ($19,000 per month) until the Board of Directors re-instates cash payments, ii) has been granted 100,000 new options which vested immediately, and iii) has been granted 75,000 shares of common stock as an extension bonus which are immediately vested and were issued on January 5, 2016.

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

On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  Additionally, pursuant to the  agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, and ii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company.  In January 2016, Schafer agreed to extend his agreement with the Company through December 31, 2016.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

Contingent stock bonuses:

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years.  The stock bonuses are contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

The Company’s outstanding contingent stock bonuses as of December 31, 2015 are as follows:

Target Price per share	$5.00	$10.00	$20.00
Number of shares	50,000	40,000	27,500

Execution/exercise bonuses:

As part of agreements the Company entered into with  Bassani and  Smith effective May 15, 2013, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired  options, warrants and/or  contingent stock bonuses owned by each (and/or their donees) as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company’s common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period. Effective January 1, 2016 such annual payments to extend warrant exercise periods have been reduced to $.01 per option or warrant.

During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to Jon Northrop, the Company’s other board member.

As of December 31, 2015, the execution/exercise bonus was applicable to 3,045,000 of the Company’s outstanding options and 6,759,500 of the Company’s outstanding warrants.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2015

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2015 for recognition and disclosure in the financial statements and notes to the financial statements.

From January 1, 2016 through February 4, 2016, the Company has issued 5,031 shares of the Company’s common shares to an employee and a consultant valued at approximately $4,500.

From January 1, 2016 through February 4, 2016, the Company has issued 75,000 shares of the Company’s common shares to Smith per the terms of his extension agreement.

From January 1, 2016 through February 4, 2016, the Company has sold 31,250 units of the Company’s restricted securities for $0.80 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017.  The proceeds from the sale of the units totaled $25,000.

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

BUSINESS OVERVIEW

During the 2004-2008 calendar years, the Company focused on completion of the development of the second generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO"). That re-development process was substantially completed five years ago and the initial commercial system, based on that updated technology, was constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement and/or upgrade our technologies and or be utilized with our technology platform. During the 2014 and 2015 fiscal years, the Company increased its research and development activities with focus on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on nutrient reduction credits (which still remain a very important part of project revenue streams).

This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and /or climate environments.  These research and development activities continued through the balance of the 2015 fiscal year, and we believe such activities will continue at least through the 2016 calendar year and into 2017 (if the Company has sufficient funds to continue such activities).

Operational results from the initial commercial system confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current generation technology platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Research and development activities are underway to improve, update and move toward the next generation of Bion systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems to retrofit and environmentally remediate existing CAFOs in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed,  Great Lakes Basin states,  and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of Integrated Projects which will include large CAFOs, such as large dairies, beef cattle feed lots and/or hog farms, with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 40,000 or more beef and/or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic  (to be potentially utilized for renewable energy production) and nutrient rich solids (that can potentially to be marketed as feed and/or fertilizer), integrated with an ethanol plants capable of producing 40 million gallons (or more) of ethanol per year and/or with CAFO end product processors, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries.

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

On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion's Kreider Farms project (“Phase 1 Kreider System” or “Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011.  The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA-1 commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.  As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system.  PA-1 has been engaged in on-and-off negotiations/discussions with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 System and project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active.  Neither party has any formal proposal on the table as of the date of this report.

It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a commercially viable loan modification.  Subject to the results of negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations (and potentially other poultry operations and/or other waste streams) and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be re-certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Various announcements related to negotiations/discussions between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow the Phase 2 Kreider Project to move forward with re-certification and proceed toward design, permitting construction and eventual operation during the 2017 calendar year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2017 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

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

The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) ‘The Watershed Improvement Act’, which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. This legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Bion’s activity related to such legislation has intensified with increased stakeholder support (and increasing attacks on the Company by those opposed to the legislation) and Bion believes such primary provisions of such legislation may be passed (in some version) by the Pennsylvania Legislature during 2016, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there has been vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which has been focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company has responded in a press release and postings on its website. As a result, Bion is now exploring the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company’s business and positions and expending funds for that purpose. If SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in Pennsylvania will not only benefit the Company’s existing and proposed Pennsylvania projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.  Legislation in Wisconsin, which became effective during April 2014, represents a significant step forward towards opening business opportunities in that state.

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

Bion has worked with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate projects and/or sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (probably in stages) in Pennsylvania.  Note, however, that locations and/or projects in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East).  Bion intends to choose sites for additional Projects during the calendar years 2017-2019 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10-24 Integrated Projects.  At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2015 and 2014 have been prepared assuming the Company will continue as a going concern.  The Company has incurred net losses of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2015 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern.  The Company has incurred net losses of approximately $1,629,000 and $1,371,000 for the six months ended December 31, 2015 and 2014, respectively.   At December 31, 2015, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,197,000 and $11,647,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014

Revenue

Total revenues were nil for both the three months ended December 31, 2015 and 2014, respectively.

General and Administrative

Total general and administrative expenses were $550,000 and $333,000 for the three months ended December 31, 2015 and 2014, respectively.

General and administrative expenses, excluding stock-based compensation charges of $174,000 and $16,000, were $376,000 and $317,000 for the three months ended December 31, 2015 and 2014, respectively, representing a $59,000 increase.  Salaries and related payroll tax expenses decreased to $74,000 for the three months ended December 31, 2015 from $102,000 for the three months ended December 31, 2014, primarily due to the fact that during the three months ended December 31, 2015 one employee became a consultant on an as-needed consulting basis receiving compensation in the Company’s securities and/or deferring their compensation which reduced recurring salary and payroll tax costs.  Consulting costs were $198,000 and $107,000 for the three months ended December 31, 2015 and 2014, respectively, representing a $91,000 increase primarily due to increases in the costs of services provided by Schafer and Bassani effective January 1, 2015 and other consultants providing services for Kreider Farms related projects.

General and administrative stock-based employee compensation for the three months ended December 31, 2015 and 2014 consists of the following:

	Three months ended December 31, 2015	Three months ended December 31, 2014
General and administrative:
Fair value of stock bonus expensed	$ 69,000	$ -
Change in fair value from modification of option terms	43,000	12,000
Fair value of stock options expensed under ASC 718	62,000	4,000
Total	$ 174,000	$ 16,000

Stock-based compensation charges were $174,000 and $16,000 for the three months ended December 31, 2015 and 2014, respectively.  Compensation expense relating to stock bonus expensed for the three months ended December 31, 2015 related to Mark Smith’s employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $43,000 and $12,000 for the three months ended December 31, 2015 and 2014, respectively, as the Company granted an extension of option expiration dates for a director during both of the three months ended December 31, 2015 and 2014.  Compensation expense relating to stock options were $62,000 and $4,000 for the three months ended December 31, 2015 and 2014, respectively.  During the three months ended December 31, 2015 and 2014, respectively, the Company issued 100,000 and nil stock options to an employee, respectively.

Depreciation

Total depreciation expense was $76,000 and $127,000 for the three months ended December 31, 2015 and 2014, respectively.  Depreciation expense is lower for the three months ended December 31, 2015 due to the fiscal year 2015 $1,750,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $84,000 and $104,000 for the three months ended December 31, 2015 and 2014, respectively.

Research and development expenses, excluding stock-based compensation charges of $12,000 and nil were $72,000 and $104,000 for the three months ended December 31, 2015 and 2014, respectively.  The primary reason for the decrease is due to a reduction in expenses related to the pilot program testing to enhance the Company’s technology for the three months ended December 31, 2015.

Research and development stock-based employee compensation for the three months ended December 31, 2015 and 2014 consists of the following:

	Three months ended December 31, 2015	Three months ended December 31, 2014
Research and development:
Fair value of stock options expensed under ASC 718	$ 12,000	$ -
Total	$ 12,000	$ -

Stock-based compensation expenses increased to $12,000 for the three months ended December 31, 2015 from nil for the three months ended December 31, 2014 due to the allocation of stock compensation expense for previously issued options for an employee working on research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $710,000 and $565,000 for the three months ended December 31, 2015 and 2014, respectively.

Other Expense

Other expense consisting of interest expense was $86,000 and $100,000 for the three months ended December 31, 2015 and 2014, respectively.  The interest related convertible notes payable – affiliates decreased during the three months ended December 31, 2015 as various convertible notes were restructured effective January 1, 2015 which resulted in a reduction of interest rates from 8% to 4%.  Interest expense related to warrants was nil and $4,000 for the three months ended December 31, 2015 and 2014, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both of the three months ended December 31, 2015 and 2014, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $796,000 and $664,000 for the three months ended December 31, 2015 and 2014, respectively, and the net loss per basic and diluted common share was $0.03 for both periods.

SIX MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2014

Revenue

Total revenues were nil for both the six months ended December 31, 2015 and 2014, respectively.

General and Administrative

Total general and administrative expenses were $1,058,000 and $691,000 for the six months ended December 31, 2015 and 2014, respectively.

General and administrative expenses, excluding stock-based compensation charges of $176,000 and $16,000, were $882,000 and $675,000 for the six months ended December 31, 2015 and 2014, respectively, representing a $207,000 increase.  Salaries and related payroll tax expenses decreased to $151,000 for the six months ended December 31, 2015 from $195,000 for the six months ended December 31, 2014, primarily due to the fact that during the six months ended December 31, 2015 one employee became a consultant on an as-needed consulting basis receiving compensation in the Company’s securities and/or deferring their compensation which reduced recurring salary and payroll tax costs.  Consulting costs were $446,000 and $221,000 for the six months ended December 31, 2015 and 2014, respectively, representing a $225,000 increase primarily due to increases in the costs of services provided by Schafer and Bassani effective January 1, 2015 and other consultants providing services for Kreider Farms related projects.    Investor relation costs increased from $16,000 for the six months ended December 31, 2014 to $57,000 for the six months ended December 31, 2015 due to the Company’s presence at multiple investor conferences and the hiring of an investor relations development firm during the six months ended December 31, 2015.

General and administrative stock-based employee compensation for the six months ended December 31, 2015 and 2014 consists of the following:

	Six months ended December 31, 2015	Six months ended December 31, 2014
General and administrative:
Fair value of stock bonus expensed	$ 69,000	$ -
Change in fair value from modification of option terms	43,000	12,000
Fair value of stock options expensed under ASC 718	64,000	4,000
Total	$ 176,000	$ 16,000

Stock-based compensation charges were $176,000 and $16,000 for the six months ended December 31, 2015 and 2014, respectively.  Compensation expense relating to stock bonus expensed for the six months ended December 31, 2015 related to Mark Smith’s employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $43,000 and $12,000 for the six months ended December 31, 2015 and 2014, respectively, as the Company granted an extension of option expiration dates for a director during both of the six months ended December 31, 2015 and 2014.  Compensation expense relating to stock options were $64,000 and $4,000 for the six months ended December 31, 2015 and 2014, respectively.  During the six months ended December 31, 2015 and 2014, respectively, the Company issued 100,000 and nil stock options to an employee, respectively.

Depreciation

Total depreciation expense was $152,000 and $312,000 for the six months ended December 31, 2015 and 2014, respectively.  Depreciation expense is lower for the six months ended December 31, 2015 due to the fiscal year 2015 $1,750,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $219,000 and $171,000 for the six months ended December 31, 2015 and 2014, respectively.

Research and development expenses, excluding stock-based compensation expenses of $25,000 and nil were $194,000 and $171,000 for the six months ended December 31, 2015 and 2014, respectively.  The primary reason for the increase is due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the six months ended December 31, 2015 and 2014 consists of the following:

	Six Months ended December 31, 2015	Six Months ended December 31, 2014
Research and development:
Fair value of stock options expensed under ASC 718	$ 25,000	$ -
Total	$ 25,000	$ -

Stock-based compensation expenses were $25,000 and nil for the six months ended December 31, 2015 and 2014, respectively.  The increase resulted from the vesting of options to an employee performing research and development during the six months ended December 31, 2015.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,429,000 and $1,173,000 for the six months ended December 31, 2015 and 2014, respectively.

Other Expense

Other expense was $201,000 and $197,000 for the six months ended December 31, 2015 and 2014, respectively.  Interest expense increased slightly due to higher interest bearing deferred compensation as of December 31, 2015 compared to December 31, 2014.  Interest expense related to the Pennvest loan was $99,000 for both periods.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $3,000 and $2,000 for the six months ended December 31, 2015 and 2014, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,628,000 and $1,370,000 for the six months ended December 31, 2015 and 2014, respectively, and the net loss per basic and diluted common share was $0.07 for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2015 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2015, the Company had cash of approximately $178,000. During the six months ended December 31, 2015, net cash used in operating activities was $519,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the six months ended December 31, 2015, the Company invested $4,000 for the purchase of new property and equipment.

Financing Activities

During the six months ended December 31, 2015, the Company received cash proceeds of $13,000 due to the receipt of a subscription receivable for the exercise of 12,500 warrants.  The Company also received cash proceeds of $174,000 due to the exercise of 165,894 warrants pursuant to subscription agreements which reduced the exercise price to $1.05 per warrant for certain warrants with expiry dates before December 31, 2015.  An additional $11,000 was received upon the election of a warrant holder to exercise 14,000 warrants into common stock of the Company.  The Company also received gross proceeds of $183,000 from the sale of units during the six months ended December 31, 2015, less commissions of $18,000.

As of December 31, 2015 the Company has debt obligations consisting of: a) deferred compensation of $1,171,000, b) convertible notes payable – affiliates of $3,219,000, and, c) a loan payable of $7,754,000 (owed by PA-1) (plus accrued interest of $693,000).

Plan of Operations and Outlook

As of December 31, 2015, the Company had cash of approximately $178,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 and 2015 the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and 2015, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2016 to date and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8 to Financial Statements) and members of the Company’s senior management have made loans to the Company which have been converted into convertible promissory notes.  As of December 31, 2015, such deferrals totaled approximately $4,389,000 (including accrued interest and deferred compensation converted into promissory notes). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business.

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

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years.  During the six months ended December 31, 2015 the Company raised proceeds of approximately $183,000 through the sale of its securities and an additional $185,000 through the exercise of warrants (Note 9 to Financial Statements) and anticipates raising additional funds from such sales and transactions.  However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.  Additionally, PA-1 has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter, but no such discussions/negotiations are currently active.  Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a commercially viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

There is extremely limited likelihood that funds required during the next twelve months or in the periods immediately thereafter will be generated from operations and there is no assurance that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.  All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for companies such as Bion.

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

While the Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere), we have met with extremely limited success to date.  Bion considers these to be a large potential markets for the Company’s growth over the next 36 months (and thereafter). Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, the Company believes it will be able to succeed  at such activities based on the operating results of its technologies and systems.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Phase 2 Kreider Project will be re-certified for between 1.5-2 million (or more) nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Announcements related to negotiations between the EPA and PADEP regarding Pennsylvania’s Chesapeake Bay nutrient reduction non-compliance suggest that a resolution of certain matters is likely during the balance of this calendar year which may allow the Phase 2 Kreider Project  to move forward with re-certification and proceed toward design, permitting, construction and eventual operation during the 2017 calendar year. Assuming there are also positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2017 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth, which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

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

PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2015.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014.  An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active.  Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a commercially viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC (‘PA-1’) pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90 days.  No proposals are currently under consideration to resolve this matter.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that it remains possible that negotiations will lead to a commercially reasonable loan modification agreement  be reached between PA-1 and Pennvest. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.

The Company currently is not involved in any other material litigation.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2015, the Company sold the following restricted securities: a) 6,362  shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $5,952, in aggregate, to an employee and consultants for services, and b) 228,750  units at $0.80 per unit, and received proceeds of $183,000 ($164,700 net of commissions)  (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $1.10 per share until June 30, 2017.  Additionally, warrant holders exercised warrants at $.75 per warrant and received 14,000 shares of the Company’s common stock and the Company received cash proceeds of $10,500. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 4, 2016	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 4, 2016	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer