Form 10-Q
period 2016-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2016-05-09
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 2, 2016, there were 23,304,486 Common Shares issued and 22,600,177 Common Shares outstanding.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “predict,” “plan,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The expectations reflected in forward-looking statements may prove to be incorrect.

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
ASSETS	(Unaudited)

Current assets:
Cash	$55,588	$339,286
Prepaid expenses	16,610	18,503
Subscription receivable (Note 9)	32,727	13,125
Deposits and other receivables	7,108	7,108
Total current assets	112,033	378,022

Property and equipment, net (Note 3)	1,761,443	1,977,219
Total assets	$1,873,476	$2,355,241

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,530,425	$1,353,168
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $29,500 and $28,000, respectively (Note 9)	26,900	25,400
Notes payable – affiliates, net of discount (Note 5)	-	472,230
Deferred compensation (Note 6)	1,441,309	839,288
Loan payable (Note 7)	7,754,000	7,754,000
Total current liabilities	10,752,634	10,444,086

Convertible notes payable – affiliates, net of current portion (Note 8)	3,249,648	2,654,708
Total liabilities	14,002,282	13,098,794

Deficit:
Bion’s stockholders’ equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding,	-	-
Common stock, no par value, 100,000,000 shares authorized, 23,078,689 and 22,089,650 shares issued, respectively; 22,374,380
and 21,385,341 shares outstanding, respectively	-	-
Promissory note receivable for shares (Notes 4 and 9)	(72,727)	-
Additional paid-in capital	101,924,963	100,889,127
Accumulated deficit	(114,041,321)	(111,696,060)
Total Bion’s stockholders’ deficit	(12,189,085)	(10,806,933)
Noncontrolling interest	60,279	63,380
Total deficit	(12,128,806)	(10,743,553)
Total liabilities and deficit	$1,873,476	$2,355,241

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenue	$ 3,658	$ 3,658	$ 3,658	$ 3,658

Operating expenses:
General and administrative (including stock- based compensation (Note 9))	501,584	1,237,604	1,559,584	1,928,141
Depreciation	68,992	156,000	220,954	468,043
Research and development (including stock- based compensation (Note 9))	63,376	213,025	282,151	383,848
Total operating expenses	633,952	1,606,629	2,062,689	2,780,032

Loss from operations	(630,294)	(1,602,971)	(2,059,031)	(2,776,374)

Other expense:
Interest expense, net	88,670	77,740	289,331	275,043
	88,670	77,740	289,331	275,043
Net loss	(718,964)	(1,680,711)	(2,348,362)	(3,051,417)

Net loss attributable to the noncontrolling interest	532	8,023	3,101	10,122

Net loss attributable to Bion	(718,432)	(1,672,688)	(2,345,261)	(3,041,295)
Dividends on preferred stock	(500)	(500)	(1,500)	(1,500)

Net loss applicable to Bion’s common stockholders	$ (718,932)	$(1,673,188)	$(2,346,761)	$(3,042,795)

Net loss applicable to Bion’s common stockholders per basic and diluted common share	$ (0.03)	$ (0.08)	$ (0.10)	$ (0.15)

Weighted-average number of common shares outstanding:
Basic and diluted:	22,888,963	20,835,885	22,588,552	20,090,740

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) NINE MONTHS ENDED MARCH 31, 2016 (UNAUDITED)

	Bion’s Shareholders’
					Additional paid-in capital	Promissory Note Receivable for Shares	Accumulated deficit	Noncontrolling interest	Total equity/(deficit)
	Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances, July 1, 2015	-	$ -	22,089,650	$ -	$100,889,127	$ -	$(111,696,060)	$ 63,380	$(10,743,553)

Issuance of common stock for services	-	-	222,562	-	211,356	-	-	-	211,356
Vesting of options for services	-	-	-	-	94,597	-	-	-	94,597
Modification of options	-	-	-	-	42,550	-	-	-	42,550
Sale of units	-	-	260,000	-	240,727	-	-	-	240,727
Commissions on sale of units	-	-	-	-	(18,300)	-	-	-	(18,300)
Warrants exercised for common stock	-	-	292,394	-	289,689	(72,727)	-	-	216,962
Dividend on Series B preferred stock	-	-	-	-	(1,500)	-	-	-	(1,500)
Conversion of debt	-	-	214,083	-	176,717	-	-	-	176,717
Net loss	-	-	-	-	-	-	(2,345,261)	(3,101)	(2,348,362)

Balances, March 31, 2016	-	$ -	23,078,689	$ -	$101,924,963	$(72,727)	$(114,041,321)	$ 60,279	$(12,128,806)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,348,362)	$(3,051,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	220,954	468,043
Accrued interest on deferred compensation and other	289,643	313,498
Stock-based compensation	348,503	1,139,463
Decrease in prepaid expenses	1,893	1,325
Increase in deposits and other receivables	-	(2,000)
Increase (decrease) in accounts payable and accrued expenses	29,135	(174,565)
Increase in deferred compensation and convertible notes	757,200	731,204
Net cash used in operating activities	(701,034)	(574,449)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,178)	-
Net cash used by investing activities	(5,178)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	13,125	30,000
Proceeds from sale of common stock	-	26,250
Proceeds from sale of units	208,000	893,720
Commissions on sale of units	(18,300)	(61,522)
Proceeds from promissory note receivable	35,000	-
Proceeds from exercise of warrants	184,689	-
Net cash provided by financing activities	422,514	888,448

Net (decrease) increase in cash	(283,698)	313,999

Cash at beginning of period	339,286	186,148

Cash at end of period	$55,588	$500,147

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Series B preferred stock dividends accrued	$1,500	$1,500
Issuance of common stock to satisfy deferred compensation	$176,717	$-
Exercise of warrants for promissory note receivable for shares	$105,000	$-
Subscription receivable	$32,727	$-
Issuance of common stock to satisfy accounts payable	$-	$6,280
Conversion of debt to equity	$-	$106,099

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the “Company”) was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations (“CAFO’s”). Bion’s technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology. Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, recovers nutrients for potential use as fertilizer (organic and/or organic) and feed additives.

During the 2014 and 2015 fiscal years, the Company increased its research and development activities with focus on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2015 fiscal year, and we believe such activities will continue at least through the 2017 fiscal year, subject to availability of adequate financing for the Company’s operations, of which there is no assurance.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

Management believes that Bion’s technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies), in addition to utilization for remediation of the waste streams of existing CAFOs, can enable the integration of large-scale CAFO’s and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense, operating costs and environmental footprint for the entire integrated complex (“Integrated Projects” or “Projects”). In the context of Integrated Projects, Bion’s waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from the CAFO waste stream, which renewable energy can be sold into renewable energy markets (with material economic incentives) and/or utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef CAFO’s) and/or other users as a fossil fuel replacement. The nutrients (primarily nitrogen and phosphorus) can be harvested from the solids and liquid streams recovered from the livestock waste stream and can be utilized as either high value fertilizer (organic and/or inorganic) and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer. Bion believes that its Integrated Projects will produce high quality, traceable animal protein which can address consumer food safety/security concerns at a lower cost than current industry practices while also maintaining  a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc. from the water by Bion’s technology applications), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics. Some projects may involve only partial integration which will limit the benefits described herein.

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively “Kreider”) to design, construct and operate (through its wholly-owned subsidiaries, Bion Services Group, Inc. (“Bion Services”) and Bion PA-1 LLC (“PA-1”) a Bion system to treat the waste of 1,200 milking dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Manheim, Pennsylvania. In addition, the agreement (as amended and supplemented) provides for a second phase which will treat the wastes from the rest of Kreider’s herd and potentially includes renewable energy production from the solid wastes from the Phase 1 system (referred to as “Kreider 1”) together with the waste stream from Kreider’s poultry facilities for use at the facilities and/or for market sales. The Kreider projects are owned and operated by Bion through separate subsidiaries, in which Kreider has the option to acquire a noncontrolling interest. Substantial capital (equity and/or debt) has been and will continue to be expended on these projects. Additional funds will be required for continuing operations of Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that the Kreider 1 project (as presently configured) will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits while the Kreider Phase 2 poultry waste treatment system (‘Kreider 2’)(not yet constructed) and other future projects will supplement its revenue from nutrient reductions with proceeds from multiple byproduct streams including i) feed additives and/or fertilizer (organic and non-organic) and ii) renewable energy (and related credits),  which sales are projected to generate, in aggregate,  revenue streams that, in certain circumstances, may approach 50% of total revenues. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development. A portion of Bion’s research and development activities has taken place at the Kreider 1 facility.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

The Company’s subsidiary PA-1 financed Kreider 1 through a $7.8 million loan (“Pennvest Loan”) from Pennsylvania Infrastructure Investment Authority (“Pennvest”) secured by Kreider 1 (and its revenue streams, if any) plus advances from the Company. The economics (potential revenues and profitability) of Kreider 1 are based largely on the long-term sale of nutrient reduction credits (nitrogen and/or phosphorus) to meet the requirements of the Chesapeake Bay environmental clean-up. The Pennsylvania Department of Environmental Protection (“PADEP”) issued final permits for Kreider 1 (including the credit verification plan) on August 1, 2012 on which date the Company deemed that Kreider 1 was ‘placed in service’. However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth and has prevented Bion from monetizing the nutrient reduction credits created by PA-1’s Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties raise significant questions as to when PA-1 will be able to generate such revenues from Kreider 1. PA-1 has elected not to make interest or principal payments on the Pennvest Loan since January 2013 and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2016. The Company recorded a $1,750,000 impairment of the Kreider 1 assets for the year ended June 30, 2015 (following a $2,000,000 impairment during the year ended June 30, 2014).

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such discussions and negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

Development work and technology evaluation, including amended credit certification and discussions with potential joint venture partners, continues related to the details of Kreider 2, which primarily relates to treatment of the wastes from Kreider’s poultry operations. On May 5, 2016 the Company executed an updated Joint Venture Agreement with Kreider Farms regarding development of the Kreider 2 poultry facility.  Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2017. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.

A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay and Midwest and Great Lakes states) and  at the federal level (the Environmental Protection Agency (“EPA”) and the Department of Agriculture (“USDA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. The Company anticipates that such efforts will continue in Pennsylvania, other Chesapeake Bay watershed states throughout the next 12 months and in various additional states thereafter.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively, and a net loss of approximately $2,348,000 during the nine months ended March 31, 2016. At March 31, 2016, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,641,000 and $12,189,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2016, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015. Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued during the nine months ended March 31, 2016, resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note receivable for shares. In January 2016, the Company received $35,000 of the promissory note receivable for shares.

During the nine months ended March 31, 2016, the Company sold units of the Company’s restricted securities for $0.80 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017. During the nine months ended March 31, 2016, the Company had sold a total of 260,000 units for gross proceeds of $208,000, and net proceeds of $189,700 after commissions of $18,300. The Company has a subscription receivable of $32,727 as of March 31, 2016, which was received in April 2016.

During fiscal years 2015 and 2014 and through the nine months ended March 31, 2016, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8) and members of the Company’s senior management have made loans to the Company. Additionally, the Company made reductions in its personnel during the year ended June 30, 2014. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the balance of the 2016 fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

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

There is no realistic likelihood that funds required during the next twelve months or in the periods immediately thereafter for the Company’s basic operations and/or proposed projects will be generated from operations. Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2016, and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2016 and 2015. Operating results for the three and nine months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2016.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

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

The fair value of cash, subscription receivable and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the loan payable approximates its carrying amount as it bears interest at rates commensurate with market rates. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value. The fair value of deferred compensation and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.

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

NINE MONTHS ENDED MARCH 31, 2016

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During the nine months ended March 31, 2016 and 2015, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2016	March 31, 2015
Warrants	8,321,989	9,603,322
Options	4,238,037	4,818,870
Convertible debt	7,917,860	6,000,432
Convertible preferred stock	14,750	13,750

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016	Three months ended March 31, 2015	Nine months ended March 31, 2016	Nine months ended March 31, 2015
Shares issued – beginning of period	22,855,964	19,927,655	22,089,650	19,576,619
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	22,151,655	19,223,346	21,385,341	18,872,310
Weighted average shares for fully vested stock bonuses (Note 9)	675,000	675,000	642,701	675,000
Weighted average shares issued during the period	62,308	937,539	560,510	543,430
Basic weighted average shares – end of period	22,888,963	20,835,885	22,588,552	20,090,740

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,”  which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

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

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	March 31, 2016	June 30, 2015
Machinery and equipment	$2,923,577	$2,923,577
Buildings and structures	1,385,125	1,385,125
Computers and office equipment	176,254	175,248
	4,484,956	4,483,950
Less accumulated depreciation	(2,723,513)	(2,506,731)
	$1,761,443	$1,977,219

Management reviewed property and equipment for impairment as of June 30, 2015 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,750,000 of the property and equipment for the year ended June 30, 2015. As of March 31, 2016, management believes that no additional impairment exists.

Depreciation expense was $68,992 and $156,000 for the three months ended March 31, 2016 and 2015, respectively, and $220,954 and $468,043 for the nine months ended March 31, 2016 and 2015, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

4.

PROMISSORY NOTE RECEIVABLE:

During the nine months ended March 31, 2016, the Company received an interest bearing, secured promissory note for $105,000. The promissory note bears interest at 4% per annum, is collateralized, and was payable on January 31, 2016. The promissory note receivable was issued as consideration for an unaffiliated investor’s subscription agreement to exercise warrants into 100,000 restricted common shares of the Company’s common stock at $1.05 per share. During January 2016, the Company received a $35,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until June 15, 2016. All the other terms of the original agreement remain unchanged. As of March 31, 2016, the Company has recorded the remaining unpaid principal and interest totaling $72,727, as a promissory note receivable for shares. The Company recorded interest income of $2,727 for the nine months ended March 31, 2016.

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

6.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,441,309 as of March 31, 2016. Included in the deferred compensation balances as of March 31, 2016, are $475,871, $112,360 and $230,260 owed Bassani, Smith and Schafer, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. During the nine months ended March 31, 2016, Smith converted $82,861 of deferred compensation into 99,159 shares of the Company’s common stock at conversion prices between $0.76 and $0.96 per share. Also included are sums the Company owes various consultants, pursuant to various agreements, for deferred compensation of $381,334 as of March 31, 2016 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,119 shares, respectively, of the Company’s common stock as of March 31, 2016 and, the Company owes a former employee $72,500, which is not convertible and is non-interest bearing.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

7.

LOAN PAYABLE:

As of March 31, 2016, PA-1, the Company’s wholly-owned subsidiary, owes $7,754,000 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System. The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% for years 1 through 5 and 3.184% for years 6 through maturity. The Pennvest Loan requires minimum annual principal payments of approximately $574,000 in fiscal year 2013, $704,000 in fiscal year 2014, $723,000 in fiscal year 2015, $741,000 in fiscal year 2016, $760,000 in fiscal year 2017 and $4,252,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $49,373 for both of the three months ended March 31, 2016 and 2015, respectively. The Company has incurred interest expense related to the Pennvest Loan of $148,121 for both of the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the accrued interest and late charges related to the Pennvest Loan total $751,396. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA-1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2016.

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

NINE MONTHS ENDED MARCH 31, 2016

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

As of March 31, 2016, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,537,573, $798,440 and $397,153, respectively. During the three and nine months ended March 31, 2016, the Company recorded interest expense of $25,963 and $78,458, respectively, related to the January 2015 Convertible Notes.

September 2015 Convertible Notes

During the nine months ended March 31, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and Shareholder which replaced the previously issued FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of March 31, 2016 are $414,948, $16,750 and $84,784, respectively. The Company recorded interest expense related to the 2015 Convertible Notes of $5,037 and $11,348 for the three and nine months ended March 31, 2016, respectively.

9.

STOCKHOLDERS’ EQUITY:

Series B Preferred stock:

At July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $2.00 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

During the years ended June 30, 2015 and 2014, the Company declared dividends of $2,000 and $2,000 respectively. During the nine months ended March 31, 2016, the Company declared dividends of $1,500. At March 31, 2016, accrued dividends payable are $9,500.

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

During the nine months ended March 31, 2016, the Company issued 222,562 shares of the Company’s common stock at prices ranging from $0.69 to $1.15 per share for services valued at $211,356, in the aggregate, to consultants and employees, including $69,000 expensed for 75,000 fully vested bonus shares to Smith that were issued in January 2016.

During the nine months ended March 31, 2016, the Company issued 12,500 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $13,125 for the exercise of 12,500 warrants.

During the nine months ended March 31, 2016, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015. Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note. During January 2016, the Company received a $35,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until June 15, 2016. All the other terms of the original agreement remain unchanged. As of March 31, 2016, the Company has recorded the remaining unpaid principal and interest totaling $72,727, as a promissory note receivable for shares.

During the nine months ended March 31, 2016, the Company entered into subscription agreements to sell units for $0.80 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017 and pursuant thereto, the Company issued 260,000 units for total proceeds of $208,000. During the nine months ended March 31, 2016, cash commissions of $18,300 were paid to brokers related to the unit offering. The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $5,219 was allocated to the warrants and $202,781 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2016, a warrant holder elected to exercise 14,000 warrants at an exercise price of $0.75 and 14,000 shares of the Company’s common stock were issued resulting in cash proceeds of $10,500.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

During the nine months ended March 31, 2016, Smith and various consultants elected to convert $82,861 and $93,856 of deferred compensation, respectively, into 99,159 and 114,924 shares, respectively, of the Company’s common stock at conversion rates ranging from $0.76 to $1.15 per share.

During the nine months ended March 31, 2016, the Company entered into a subscription agreement to sell 40,910 units for $0.80 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017. The Company has recorded a subscription receivable of $32,727 as of March 31, 2016, which was received in April 2016.

Warrants:

As of March 31, 2016, the Company had approximately 8.3 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2020.

The weighted-average exercise price for the outstanding warrants is $1.23, and the weighted-average remaining contractual life as of March 31, 2016 is 4.0 years.

During the nine months ended March 31, 2016, warrants to purchase 1,047,806 shares of common stock of the Company at prices between $2.25 and $3.10 per share expired.

During the nine months ended March 31, 2016, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from July 1, 2015 through July 15, 2015. As a result of the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a collateralized promissory note receivable for $105,000, for the nine months ended March 31, 2016.

During the nine months ended March 31, 2016, a warrant holder elected to exercise 14,000 warrants at an exercise price of $0.75 and 14,000 shares of the Company’s common stock were issued resulting in cash proceeds of $10,500.

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

During the nine months ended March 31, 2016, the Company approved the modification of existing stock options held by a board member which extended certain expiration dates and resulted in incremental non-cash compensation expense of $42,550.

The Company recorded compensation expense related to employee stock options of $4,957 and $482,288 for the three months ended March 31, 2016 and 2015, respectively, and $94,597 and $486,288 for the nine months ended March 31, 2016 and 2015, respectively. The Company granted 100,000 and 957,500 options during the nine months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2016 and 2015, 225,833 and 397,500 options expired, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

The fair value of the options granted during the nine months ended March 31, 2016 and 2015 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, March 31, 2016	Range, March 31, 2016	Weighted Average, March 51, 2014	Range, March 31, 2015
Volatility	74%	74%	76%	74%-80%
Dividend yield	-	-	-	-
Risk-free interest rate	1.75%	1.75%	1.55%	0.51%-1.79%
Expected term (years)	5	5	6.1	2-10

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2016 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2015	4,413,870	$1.88	4.1	-
Granted	100,000	0.92
Exercised	-	-
Forfeited	-	-
Expired	(225,833)	2.83
Outstanding at March 31, 2016	4,288,037	$1.81	3.9	$81,500
Exercisable at March 31, 2016	4,238,037	$1.82	3.8	$81,500

The following table presents information relating to nonvested stock options as of March 31, 2015:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2015	100,000	$ 0.76
Granted	100,000	0.59
Vested	(150,000)	(0.65)
Nonvested at March 31, 2016	50,000	$ 0.76

The total fair value of stock options that vested during the nine months ended March 31, 2016 and 2015 was $97,000 and $476,075, respectively. As of March 31, 2016, the Company had $14,870 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2016 and 2015 are as follows:

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

	Three months ended March 31, 2016	Three months ended March 31, 2015	Nine months ended March 31, 2016	Nine months ended March 31, 2015
General and administrative:
Fair value of stock bonus expensed	$ -	$ -	$ 69,000	$ -
Change in fair value from modification of option terms	-	357,500	42,550	369,283
Change in fair value from modification of warrant terms	-	223,917	-	223,917
Fair value of stock options expensed	1,486	366,510	65,695	370,510
Total	$ 1,486	$ 947,927	$ 177,245	$ 963,710

Research and development:
Fair value of stock options expensed	$ 3,471	$ 115,778	$ 28,902	$ 115,778
Total	$ 4,957	$1,063,705	$ 206,147	$ 1,079,488

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided. The Board appointed Bassani as the Company’s CEO effective May 13, 2011. During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which are to be issued January 15, 2016 and 100,000 shares are to be issued January 15, 2017. The stock grants were expensed in the years they were awarded as they are fully vested. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 8). In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 8). Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).

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

The Company’s outstanding contingent stock bonuses as of March 31, 2016 are as follows:

Target Price per share	$5.00	$10.00	$20.00
Number of shares	50,000	40,000	27,500

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2016

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

As of March 31, 2016, the execution/exercise bonus was applicable to 3,045,000 of the Company’s outstanding options and 6,759,500 of the Company’s outstanding warrants.

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

11.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2016 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2016 through May 5, 2016, the Company has issued 12,605 shares of the Company’s common shares to an employee and consultants valued at approximately $11,218.

From April 1, 2016 through May 5, 2016, the Company has issued 114,782 shares of the Company’s common shares to consultants for conversions of deferred compensation totaling approximately $101,008.

From April 1, 2016 through May 5, 2016, the Company has received its subscription receivable of $32,727 and has issued 40,910 units of the Company’s restricted securities for $0.80 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017.

From April 1, 2016 through May 5, 2016 57,500 warrants were exercised for $0.75 per share for proceeds of $43,125 and 57,500 shares of the Company’s restricted common stock were issued.

On May 5, 2016 the Company executed an updated Joint Venture Agreement with Kreider Farms regarding development of the Kreider 2 poultry facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements made in this Form 10-Q that are not historical or current facts, which represent the Company’s expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, business strategies, and other information, involve substantial risks and uncertainties. The Company’s actual results of operations, most of which are beyond the Company’s control, could differ materially. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” anticipate,” “estimate,” or “continue” or the negative thereof. We wish to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. Any forward looking statements represent management’s best judgment as to what may occur in the future. However, forward looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion’s business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA-1 on its loan secured by the Kreider #1 system, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or  delays in Bion’s development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. See our Form 10-K (period ended June 30, 2015) for more details regarding these risk factors.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2015.

BUSINESS OVERVIEW

During the 2004-2008 calendar years, the Company focused on completion of the development of the second generation of its technology which provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, large scale livestock facilities known as Confined Animal Feeding Operations (“CAFO”). That re-development process was substantially completed over five years ago and the initial commercial system, based on that updated technology, was constructed and placed in full commercial operation. Bion continues to focus on refining, testing and/or developing technologies which can supplement and/or upgrade our technologies and or be utilized with our technology platform. During the 2014 and 2015 fiscal years, the Company increased its research and development activities with focus on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility (including treatment of ‘dry manure’ from poultry farms) and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and /or climate environments. These research and development activities continued through the 2015 fiscal year, and we believe such activities will continue at least through the 2016 calendar year and into 2017 (if the Company has sufficient funds to continue such activities).

Operational results from the initial commercial system (utilizing our 2nd generation technology) confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current generation technology platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s 2nd generation technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Research and development activities are underway to improve, update and move toward the next (3rd) generation of Bion technology and systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams as well as wet manure streams.

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreements with Kreider Farms (“KF”) in Pennsylvania pursuant to which a Bion system to treat KF’s dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and has been in full-scale operation since 2011. (No other Bion system has been contracted for (except the Kreider 2 poultry waste treatment system) and/or constructed to date.) On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion’s Kreider Farms project (“Phase 1 Kreider System” or “Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system. Construction activities commenced during November 2010.

The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011. The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project. The economics (potential revenues and profitability) of the Phase 1 Kreider System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up, which sales have not yet materialized. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA-1 commenced generating and verifying nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider System have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate such material revenues from the Kreider 1 system. PA-1 has been engaged in on-and-off negotiations/discussions with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2016. Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 System and project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 during the year ended of June 30, 2014. An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such discussions and negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a commercially viable loan modification. Subject to the results of negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions. A portion of our research and development activities have been conducted at the Kreider 1 system while PA1 is maintaining the Kreider 1 System.

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations (and potentially other poultry operations and/or other waste streams) and the cellulosic solids recovered by the Kreider 1 system. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company anticipates that the Phase 2 Kreider Project will be re-certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. On May 5, 2016 the Company executed an updated Joint Venture Agreement with Kreider Farms regarding development of the Kreider 2 poultry facility. Until a more robust market for nutrient reductions develops, it is not possible to predict when the Phase 2 Kreider Project will move forward with re-certification and proceed toward design, permitting construction and eventual operation. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2017 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for Pennsylvania in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation. The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid market for nitrogen reductions in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation and administrative action to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to Pennsylvania’s interior waterways and communities. Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman.

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

Additionally, we believe that Bion’s technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies) will allow the integration of large-scale CAFOs and their end-product users, renewable energy production from the CAFO waste stream, and on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs and increasing revenue and profitability for the entire integrated complex (“Integrated Projects” or “Projects”). In the context of Integrated Projects, Bion’s waste treatment processes, in addition to mitigating polluting releases, will generate renewable energy from cellulosic portions of the CAFO waste stream which renewable energy can be utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFOs, and/or slaughter and/or processing facilities in the context of beef CAFOs) and/or other users as a  replacement for fossil fuel usage. In addition an integrated ethanol plant’s main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby lowering the capital expenditures, operating, marketing and shipping costs and energy usage of the ethanol production process. In such cases, the ethanol plant would act as a feed mill for the integrated CAFO, thereby reducing the CAFO’s feeding costs as well as generating revenue to the ethanol plant, and would also provide a market for the renewable energy that Bion’s System produces from the CAFO waste stream. And, in some cases the nutrient rich liquid effluent from the Bion system modules may be directly utilized for greenhouse and/or hydroponic agriculture. Accordingly, such Bion Integrated Projects can be denominated “closed loop”. Bion anticipates that many projects may initially include only partial integration. Based on the degree of integration in a Project, greater or lesser amounts of benefits will be realized. Bion, as developer of, and participant in, Integrated Projects, anticipates that it will share in the cost savings and the revenues generated from these activities.

Bion has worked with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate projects and/or sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (probably in stages) in Pennsylvania. Note, however, that locations and/or projects in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). Bion intends to choose sites for Projects during the calendar years 2017-2019 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2015 and 2014 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $5,640,000 and $5,762,000 during the years ended June 30, 2015 and 2014, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2015 includes a “going concern” explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $2,348,000 and $3,051,000 for the nine months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,641,000 and $12,189,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Revenue Recognition

While the Company has not recognized any significant operating revenues for the past two fiscal years, the Company has commenced generation of revenues during the year ended June 30, 2013. Revenues are generated from the sale of nutrient reduction credits, product sales, technology license fees, annual waste treatment fees and/or direct ownership interests in Integrated Projects. The Company recognizes revenue from the sale of nutrient credits and products when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion’s systems. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company’s interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts from Customers,”  which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.

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

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015

Revenue

Total revenues were $4,000 for both the three months ended March 31, 2016 and 2015, respectively.

General and Administrative

Total general and administrative expenses were $502,000 and $1,238,000 for the three months ended March 31, 2016 and 2015, respectively.

General and administrative expenses, excluding stock-based compensation charges of $2,000 and $948,000, were $500,000 and $290,000 for the three months ended March 31, 2016 and 2015, respectively, representing a $210,000 increase. Salaries and related payroll tax expenses increased to $76,000 for the three months ended March 31, 2016 from $(139,000) for the three months ended March 31, 2015, primarily due to the fact that during the three months ended March 31, 2015 the Company reversed $226,000 of previously recorded termination benefits, deferred compensation and payroll taxes due to the Company’s release agreement/litigation settlement with a former employee.  Legal costs were $1,000 and $17,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease in legal costs was due to the absence of costs associated with the release agreement/litigation settlement of a former employee during the three months ended March 31, 2015. Investor relations expenses were $194,000 and $33,000 for the nine months ended March 31, 2016 and 2015, respectively, and the increase is related to the hiring of a new investor relations firm during the nine months ended March 31, 2016 to create awareness about the Company and attract new investors.

General and administrative stock-based employee compensation for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
General and administrative:
Change in fair value from modification of warrant terms	$ -	$ 224,000
Change in fair value from modification of option terms	-	357,000
Fair value of stock options expensed under ASC 718	2,000	367,000
Total	$ 2,000	$ 948,000

Stock-based compensation charges were $2,000 and $948,000 for the three months ended March 31, 2016 and 2015, respectively. Compensation expense relating to stock options was $2,000 and $367,000 for the three months ended March 31, 2016 and 2015, respectively as the Company granted 907,500 options during the three months ended March 31, 2015, most of which vested upon grant date. No options were granted during the three months ended March 31, 2016. Compensation expense relating to the change in fair value from the modification of option terms was nil and $357,000 for the three months ended March 31, 2016 and 2015, respectively, as the Company granted extensions of option expiration dates and reduced exercise prices in conjunction with extension agreements with the Company’s Chief Executive Officer, President and Vice Chairman that were effective January 1, 2015. The Company also recorded expense of nil and $224,000 for the three months ended March 31, 2016 and 2015, respectively, related to the change in fair value of modification of warrants. Certain warrant expiration dates were extended during the three months ended March 31, 2015.

Depreciation

Total depreciation expense was $69,000 and $156,000 for the three months ended March 31, 2016 and 2015, respectively. Depreciation expense is lower for the three months ended March 31, 2016 due to the fiscal year 2015 $1,750,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $63,000 and $213,000 for the three months ended March 31, 2016 and 2015, respectively.

Research and development expenses, excluding stock-based compensation charges of $3,000 and $116,000 were $60,000 and $97,000 for the three months ended March 31, 2016 and 2015, respectively. The primary reason for the decrease is due to a reduction in expenses related to the pilot program testing to enhance the Company’s technology for the three months ended March 31, 2016.

Research and development stock-based employee compensation for the three months ended March 31, 2016 and 2015 consists of the following:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Research and development:
Fair value of stock options expensed under ASC 718	$ 3,000	$ 116,000
Total	$ 3,000	$ 116,000

Stock-based compensation charges were $3,000 and $116,000 for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2015, the Company granted 907,500 stock options, which resulted in a portion of the stock-based employee compensation being allocated to research and development. The Company did not grant any options during the three months ended March 31, 2016.

Loss from Operations

As a result of the factors described above, the loss from operations was $630,000 and $1,603,000 for the three months ended March 31, 2016 and 2015, respectively.

Other Expense

Other expense consisting of interest expense was $89,000 and $78,000 for the three months ended March 31, 2016 and 2015, respectively. The interest related to deferred compensation balances owed to various employees and consultants was $9,000 and $(29,000) for the three months ended March 31, 2016 and 2015, respectively, with the credit balance originating from the reversal of $45,000 of accrued interest on deferred compensation owed a former employee due to the settlement of litigation during the three months ended March 31, 2015. Interest expense related to warrants was nil and $12,000 for the three months ended March 31, 2016 and 2015, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 and $8,000 for the three months ended March 31, 2016 and 2015, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $719,000 and $1,673,000 for the three months ended March 31, 2016 and 2015, respectively, and the net loss per basic and diluted common share was $0.03 and $0.08 for the three months ended March 31, 2016 and 2015, respectively.

NINE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2015

Revenue

Total revenues were $4,000 for both the nine months ended March 31, 2016 and 2015, respectively.

General and Administrative

Total general and administrative expenses were $1,560,000 and $1,928,000 for the nine months ended March 31, 2016 and 2015, respectively.

General and administrative expenses, excluding stock-based compensation charges of $178,000 and $964,000, were $1,382,000 and $964,000 for the nine months ended March 31, 2016 and 2015, respectively, representing a $418,000 increase. Salaries and related payroll tax expenses increased to $231,000 for the nine months ended March 31, 2016 from $55,000 for the nine months ended March 31, 2015, primarily due to the fact that during the nine months ended March 31, 2015 the Company reversed $226,000 of previously recorded termination benefits, deferred compensation and payroll taxes due to the Company’s release agreement/litigation settlement with a former employee. Consulting costs were $643,000 and $545,000 for the nine months ended March 31, 2016 and 2015, respectively, representing a $213,000 increase primarily due to increases in the costs of services provided by Bassani effective January 1, 2015 and another consultant who was formerly an employee until January 1, 2015.   Investor relation costs increased from $33,000 for the nine months ended March 31, 2015 to $194,000 for the nine months ended March 31, 2016 due to the Company’s presence at multiple investor conferences and the hiring of an investor relations development firm during the nine months ended March 31, 2016.

General and administrative stock-based employee compensation for the nine months ended March 31, 2016 and 2015 consists of the following:

	Nine months ended March 31, 2016	Nine months ended March 31, 2015
General and administrative:
Fair value of stock bonus expensed	$ 69,000	$ -
Change in fair value from modification of option terms	43,000	369,000
Change in fair value from modification of warrant terms	-	224,000
Fair value of stock options expensed under ASC 718	66,000	371,000
Total	$178,000	$964,000

Stock-based compensation charges were $178,000 and $964,000 for the nine months ended March 31, 2016 and 2015, respectively. Compensation expense relating to stock bonus expensed for the nine months ended March 31, 2016 related to Mark Smith’s employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $43,000 and $369,000 for the nine months ended March 31, 2016 and 2015, respectively, as the Company granted an extension of option expiration dates for a director during the nine months ended March 31, 2016 and various employees and consultants during the nine months ended March 31, 2015. Compensation expense relating to the change in fair value from the modification of warrant terms was nil and $224,000 for the nine months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2015 the Company granted extensions to various warrants that expired in December 2014 to March 31, 2015 and then extended various warrants scheduled to expire prior to June 30, 2015 to June 30, 2015. The Company also granted modification of warrant expiration dates and exercise prices in conjunction with extension agreements with Bassani, Smith and Schafer effective January 1, 2015. Compensation expense relating to stock options were $66,000 and $371,000 for the nine months ended March 31, 2016 and 2015, respectively. During the nine months ended March 31, 2016 and 2015, respectively, the Company issued 100,000 and 957,500 stock options to employees, respectively.

Depreciation

Total depreciation expense was $221,000 and $468,000 for the nine months ended March 31, 2016 and 2015, respectively. Depreciation expense is lower for the nine months ended March 31, 2016 due to the fiscal year 2015 $1,750,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Research and Development

Total research and development expenses were $282,000 and $384,000 for the nine months ended March 31, 2016 and 2015, respectively.

Research and development expenses, excluding stock-based compensation expenses of $29,000 and $116,000 were $253,000 and $268,000 for the nine months ended March 31, 2016 and 2015, respectively. The expenses for both the nine months ended March 31, 2016 and 2015, are due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the nine months ended March 31, 2016 and 2015 consists of the following:

	Nine Months ended March 31, 2016	Nine Months ended March 31, 2015
Research and development:
Fair value of stock options expensed under ASC 718	$ 29,000	$ 116,000
Total	$ 29,000	$ 116,000

Stock-based compensation expenses were $29,000 and $116,000 for the nine months ended March 31, 2016 and 2015, respectively. The expenses resulted from the granting of options to an employee performing research and development during the nine months ended March 31, 2015, some of which vested during the nine months ended March 31, 2016.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,059,000 and $2,776,000 for the nine months ended March 31, 2016 and 2015, respectively.

Other Expense

Other expense was $289,000 and $275,000 for the nine months ended March 31, 2016 and 2015, respectively. Interest expense increased slightly due to higher interest bearing deferred compensation and convertible notes payable - affiliates balances as of March 31, 2016 compared to March 31, 2015. Interest expense related to the Pennvest loan was $148,000 for both periods.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $3,000 and $10,000 for the nine months ended March 31, 2016 and 2015, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,347,000 and $3,043,000 for the nine months ended March 31, 2016 and 2015, respectively, and the net loss per basic and diluted common share was $0.10 and $0.15 for the nine months ended March 31, 2016 and 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s consolidated financial statements for the nine months ended March 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2015 includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

As of March 31, 2016, the Company had cash of approximately $56,000. During the nine months ended March 31, 2016, net cash used in operating activities was $701,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2016, the Company invested $5,000 for the purchase of new property and equipment.

Financing Activities

During the nine months ended March 31, 2016, the Company received cash proceeds of $13,000 due to the receipt of a subscription receivable for the exercise of 12,500 warrants. The Company received cash proceeds of $174,000 due to the exercise of 165,894 warrants pursuant to subscription agreements which reduced the exercise price to $1.05 per warrant for certain warrants with expiry dates before December 31, 2015. An additional $11,000 was received upon the election of a warrant holder to exercise 14,000 warrants into common stock of the Company. The Company also received gross proceeds of $208,000 from the sale of units during the nine months ended March 31, 2016, less commissions of $18,000. The Company received $35,000 from the receipt of a promissory note receivable.

As of March 31, 2016 the Company has debt obligations consisting of: a) deferred compensation of $1,441,000, b) convertible notes payable – affiliates of $3,250,000, and, c) a loan payable of $7,754,000 (owed by PA-1) (plus accrued interest of $751,000).

Plan of Operations and Outlook

As of March 31, 2016, the Company had cash of approximately $56,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 and 2015 and during the current fiscal year, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and 2015, and during the current fiscal year, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2016 to date and the Company anticipates that they may continue for the next twelve (12) months or longer.

To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8 to Financial Statements) and members of the Company’s senior management have made loans to the Company which have been converted into convertible promissory notes. As of March 31, 2016, such deferrals totaled approximately $4,691,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company’s common stock by officers, employees and consultants totaling $289,097). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Integrated Projects and CAFO waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the nine months ended March 31, 2016 the Company raised proceeds of approximately $208,000 through the sale of its securities and an additional $185,000 through the exercise of warrants (Note 9 to Financial Statements) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA-1”), a wholly-owned subsidiary of the Company, for the initial stage of Bion’s Kreider Farms project (“Phase 1 Kreider System”). After substantial unanticipated delays, on August 12, 2010 the PA-1 received a permit for construction of the Phase 1 Kreider system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA-1 finished the construction of the Phase 1 Kreider System and entered a period of system ‘operational shakedown’ during May 2011. The Phase 1 Kreider System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project. The economics (potential revenues and profitability) of the Kreider 1 System are based largely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. The PADEP issued final permits for the Kreider System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA-1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations.

During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system. Additionally, PA-1 has not made any interest or principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2016. Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets during the year ended June 30, 2014. An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015.

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

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions. A portion of our research and development activities have been conducted at the Kreider 1 system while PA1 is maintaining the Kreider 1 System.

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

There is extremely limited likelihood that funds required during the next twelve months or in the periods immediately thereafter will be generated from operations and there is no assurance that those funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for companies such as Bion.

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

The Company continues its development work related to the second phase of the Kreider project (‘Phase 2 Kreider Project’) which involves production of renewable energy from the waste of KF’s poultry operations (and potentially other poultry operations and/or other waste streams) and the cellulosic solids recovered by the Kreider 1 system. On May 5, 2016 the Company executed an updated Joint Venture Agreement with Kreider Farms regarding development of the Kreider 2 poultry facility. During May 2011 the PADEP certified the Phase 2 Kreider Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company anticipates that the Phase 2 Kreider Project will be re-certified for between 1.5-2 million nutrient reduction credits pursuant to the amended EPA Chesapeake Bay model which was published subsequent to the original certification. Until a more robust market for nutrient reductions develops, it is not possible to predict when the Phase 2 Kreider Project will move forward with re-certification and proceed toward design, permitting construction and eventual operation. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider poultry waste/renewable energy project with a goal of achieving operational status during the 2017 calendar year. While the Company believes that substantial revenues may be generated from the sale of by-products (organic and inorganic fertilizer, renewable energy and/or renewable energy credits) of its operation, the economics (potential revenues and profitability) of the Phase 2 Kreider Project are based, in large part, on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient reduction market has been slow to develop significant breadth and depth which lack of liquidity to date has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits created by PA-1’s existing Kreider 1 project and will delay the Company’s Phase 2 Kreider Project and other proposed projects in Pennsylvania.

Bion is currently working with local, state and federal officials with regard to regulatory and legislative initiatives, and with such parties and potential industry participants to evaluate sites in multiple states. The Company believes that its initial Integrated Project will most likely be located and developed (possibly in stages) in Pennsylvania. Note that locations in other states are also under review and the initial Integrated Project could be developed elsewhere. It is possible that the Company will develop one or more Integrated Projects as joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). Bion intends to choose sites for Projects during the calendar years 2017-2019 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10-24 Integrated Projects. At the end of that period, Bion projects that 5 or more of these Integrated Projects will be in full operation in 3-5 states (or other locations), and the balance would be in various stages ranging from partial operation to early permitting stage. No Integrated Project has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

On September 27, 2008, the Company executed an agreement with Kreider Farms (and its affiliated entities) (collectively “Kreider”) to design, construct and operate, through its wholly-owned subsidiary PA-1, a Bion system to treat the waste of the dairy cows (milkers, dry cows and heifers) at the Kreider Dairy, located in Mannheim, Pennsylvania. In addition, this agreement (as amended and extended) provides for a second phase which will include treatment of the cellulosic solid wastes from the Kreider 1 together with the waste stream from Kreider’s poultry facilities to produce renewable energy for Bion’s waste treatment facility and/or for market sales. The Kreider 1 system is owned and operated by PA-1, in which Kreider has the option to purchase a minority interest. Funds were expended over the last year to complete the construction of the Kreider 1 System and substantial capital and operating funds (equity and/or debt) has been and will continue to be expended. The Company anticipates that PA-1 will receive revenue from the sale of nutrient (and other) environmental credits related to the Kreider 1 system, and through sales of renewable energy generated in connection with the second phase (largely poultry manure) of the Kreider project. The $7.75 million loan from the Pennsylvania Infrastructure Investment Authority to PA-1 (“Pennvest Loan”), together with funds provided by the Company, has provided the funds for construction of the Kreider 1 system. The Pennvest loan is to be repaid by interest only payments for the first three years, followed by an additional ten-year amortization of principal, and matures in November 2023. The Kreider 1 system reached full, stabilized operation by the end of the 2012 fiscal year and received final permits during August 2012. The Pennsylvania Department of Environmental Protection re-certified the nutrient credits for this project. As a result, PA-1 can now commence generating and verifying nutrient reduction credits for sale while continuing to utilize the system to test improvements and add-ons. Operating results of the Phase 1 Kreider system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations. As a result of this extended period of operations, Bion is confident that future systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs. To date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth  which limited liquidity has negatively impacted Bion’s business plans and has prevented Bion from monetizing the nutrient reductions created by PA-1’s existing Kreider 1 project and Bion’s other proposed projects. These challenges and difficulties (which continue to this date) have prevented PA-1 from generating any material revenues from the Kreider 1 project to date (PA-1’s Kreider 1 operating expenses have been funded by loans from Bion) and raise significant questions as to when, if ever, PA-1 will be able to generate material revenues from the Kreider 1 system.

PA-1 has been engaged in on-and-off negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for over 36 months. In the context of such negotiations, PA-1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA-1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2016. Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, recorded a $2,000,000 impairment of the Kreider 1 assets which reduced the value of the Kreider 1 System during the year ended June 30, 2014. An additional impairment of $1,750,000 was recorded for the year ended June 30, 2015

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA-1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA-1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA-1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a commercially viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA-1.

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions. A portion of our research and development activities have been conducted at the Kreider 1 system while PA1 is maintaining the Kreider 1 System.

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

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2016, the Company sold the following restricted securities: a) 11,266  shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $10,452, in aggregate, to an employee and consultants for services, and b) 75,000 shares issued to an employee as a bonus, and c) 5,209 shares were issued for conversion of debt totaling $5,000. Additionally, 31,250 units at $0.80 per unit were sold and the Company received proceeds of $25,000 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $1.10 per share until June 30, 2017) and e) 100,000 shares of the Company’s restricted common stock were issued for consulting services valued at $100,000. In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1	Kreider Poultry Joint Venture Agreement (May 5, 2016) - Filed herewith electronically

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 9, 2016	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 9, 2016	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer