Form 10-K
period 2016-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2016-09-19
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

[  ]  Yes   [X]  No

The aggregate market value of the approximately 13,000,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2015 approximated $8.2 million.  As of August 22, 2016, the Registrant had 23,636,969 shares of common stock issued and 22,932,660 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (and the documents incorporated herein by reference) contain forward-looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve substantial risks and uncertainties.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "predict," "plan," "believe," or "continue," or the negative thereof or variations thereon or similar terminology.  The expectations reflected in forward-looking statements may prove to be incorrect.

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

•

further delays in the Kreider 2 Project and other potential Projects;

•

industry risks, including environmental related problems;

•

the ability of the Company to implement its business strategy;

•

the extent of the Company's success in the development and operation of Projects (including Integrated Projects) and retrofit/remediation of existing livestock facilities(“Retrofits”);

•

the ability of the Company to keep its existing personnel and their accumulated expertise including the risk of illness or death of one or more key personnel;

•

engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment;

•

operating variances from expectations;

•

the substantial capital expenditures required for construction of the Company's proposed CAFO Retrofits and Projects (including Integrated Projects) and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

•

the need to develop and re-develop technology and related applications;

•

dependence upon key personnel;

•

the limited liquidity of the Company's equity securities;

•

operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food processing and biofuel industries;

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

PART I

ITEM 1.  BUSINESS.

GENERAL

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides comprehensive environmental solutions to a significant source of pollution in US agriculture, Concentrated Animal Feeding Operations ("CAFO's").  Bion's technology substantially reduces excess nutrients from CAFO waste that fuel toxic algae blooms and dead zones in the Chesapeake Bay, Gulf of Mexico and the Great Lakes. Our technology platform can also largely eliminate greenhouse gases, ammonia, odors and other air emissions, as well as pathogens, in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance.

According to the USDA’s 2012 agriculture census, there were more than 9M dairy cows, 80M beef cattle, 62M swine and two billion poultry in the U.S. that produced over $180 billion in sales. These animals also produced over one billion tons of organic waste, more than 100 times more than is produced by humans. In the U.S. we spend approximately $110 billion annually to remove nutrients and treat human wastewater. In contrast, livestock waste is generally spread on the ground (often by aerial spraying) untreated where it is subject to runoff/migration (through air and soil) to our water and ultimately to the sources of our water supply. The livestock industry has been acknowledged as one of the largest sources of pollution in the U.S. (and the world) and its impacts on public health and the environment are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media and the consumer.

Bion’s proven second generation technology (“2G Tech”) platform provides comprehensive onsite livestock waste treatment for wet (beef/dairy/swine) waste streams and  has been proven at commercial scale at Kreider Dairy Farm (“Kreider 1”) in Pennsylvania (“PA”). In 2012, the Pennsylvania Department of Environmental Protection (“PADEP”) issued the Kreider 1 system a full water quality management permit and verified the nitrogen and phosphorus reductions it achieved. These ‘verified nutrient credits’ can be used as qualified offsets to PA’s federally-mandated Chesapeake Bay nutrient reduction requirements. In 2014 the 2G Tech was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program.

Bion is working with several stakeholders, including national representatives of the livestock industry and members of the PA Legislature, to establish a competitive bidding program in PA that will allow the PA to purchase low-cost nutrient reductions from private-sector providers such as Bion. A bipartisan 2013 PA legislative study demonstrated that savings in compliance costs of up to 80 percent could be achieved in PA if such a strategy were implemented. Bion believes that other states that face similar livestock waste-related nutrient pollution issues will adopt a similar strategy. When developing markets for nutrient reductions become fully-established, Bion anticipates a robust opportunity to use its 2G technology platform to retrofit existing CAFOs to generate sales of verified nutrient reduction credits.

Over the last three years, Bion has worked on development of  its third generation technology (“3G Tech”) which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine), c) while maintaining or improving environmental performance. The 3G Tech platform will produce a) a stable nitrogen fertilizer product that Bion believes will qualify for certification for use in organic food production, as well as b) renewable natural gas that can be conditioned to pipeline quality. Pilot trials indicate that large scale 3G Tech-based Projects  may be able to generate sufficient revenues from byproducts and renewable energy combined to support certain 3G Tech-based projects absent revenues from nutrient reduction credits. In such cases, revenues from sales of nutrient reductions would significantly enhance project economics, but might not be required to develop certain Projects (including Integrated Projects).

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations (“Projects”) ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries.

INDUSTRY BACKGROUND

The traditional business model for CAFO's, regardless of livestock type, has relied on a combination of: 1) a passive environmental regulatory regime (including exemptions for agriculture pursuant to certain statutes) and 2) access to a relatively unlimited supply of cheap land and water to serve as the basis for "environmental" treatment of animal waste.  Such land and water resources have now become significantly more expensive and, due to climate/weather variations, less reliable, while ongoing consolidation of the CAFO industry has produced substantially larger and more geographically concentrated waste streams that exceed the ability of natural systems to mitigate the land disposal of manure.   At the same time, regulatory scrutiny of, and public concern about, food security and the health and environmental impacts from CAFO's has intensified greatly.

The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial production constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost increases (feed, fuel, etc.), fluctuations in product pricing,  and, potentially, climate/weather variability/change, each of which negatively affect both the current profit levels and the future activities of the industry as presently structured.  Bion believes that its technologies (and its technology platform) can not only remediate/mitigate many of these problems, but can also be a catalyst for substantial amounts of needed relocation and rationalization required by the livestock industry in the U.S.

Agricultural release of nitrogen and phosphorus into rural watersheds negatively effect and create large remediation costs not only for local waterways and aquifers but also for downstream water bodies and urban areas. Bion’s Retrofit  (the remediation/mitigation opportunity) and Projects business segments utilize our ability to efficiently remove nutrients (primarily nitrogen and phosphorus) and prevent air emission at the CAFO source at far lower cost than such nutrients can be removed downstream in municipal waste water and storm water treatment facilities in urban areas.

Agricultural runoff (including atmospheric deposition of nitrogen from livestock-related ammonia emissions) is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting fresh and salt water quality throughout the country, including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico 'Dead Zone'.  Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution and resultant algal blooms.  In each such case, agriculture in general--and CAFO's in particular--have been identified among the main contributors of pollution.  CAFO's are also significant emitters of pollutants to air, with dairy CAFO's having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley in California and elsewhere and among the largest contributors to nutrient pollution of the Chesapeake Bay. A substantial volume of the nitrogen released to the atmosphere from CAFOs and their waste streams as ammonia and other nitrogen gases is re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Further, untreated manure from CAFO’s utilized as fertilizer has been linked to pathogens that cause food-borne illnesses, as well as the spread of antibiotic-resistant bacteria, such as MRSA. Bion believes that its patented and proven technologies offer the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

For several years, the Company focused on completion of the development of second generation waste treatment systems and applications based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System" or “2G Tech”) and its technology platform based on its core technology. That re-development process was substantially completed approximately five years ago and the initial commercial system based on our 2G Tech was constructed and placed in commercial operation in Pennsylvania.

Current research and development work is focused on additional applications for our second generation technology and work toward completion of the development of the next generation (“3G Tech”) with emphasis on a) creating increased efficiencies, b) with lower operating costs, and c) increased recovery of valuable by-products (including nutrients in organic and/or organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its 3G Tech will produce significantly greater value from the waste stream through the recovery of a concentrated natural nitrogen fertilizer products  and pipeline-quality renewable natural gas. As a result of R&D efforts and pilot trials over the last nine months, Bion has determined that revenues from byproducts and renewable energy alone may be sufficient to support certain large-scale 3G Tech-based projects. These potential opportunities will be dependent on a number of factors that are described below. At this time, Bion is primarily focused on using its 3G technology to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project).

Portions of Bion’s business can be analogized to a utility model which requires a long term commitment from the producer (whether a third party CAFO or an Integrated Project developed by the Company) and the purchaser(s) of nutrient reduction credits and other by-products, in return for Bion making the necessary capital investments to install its systems to treat the livestock waste. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value. The revenue sources from such assets will likely include sales revenue from renewable energy (both from solids combustion and methane/renewable natural gas generation thru the use of anaerobic/microaerobic digestion modules), fertilizer and soil amendment products (some of which may be organic), water reuse, and from monetization of environmental and ‘reduction credits’ (including but not limited to nutrient, carbon, sediment, water and pathogen reduction). Bion continues research and development activities to enhance its technology platform so that it can maximize the revenue streams from these separated and aggregated assets taking into account the multiple variables such as species, location, etc. The Company will focus a portion of its efforts on “normalizing” its technology platform for performance across a range of species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit in order to process a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value.

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

Bion is now actively pursuing business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations (“Projects”) ( some of these may be Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is pursuing these opportunities within the United States and internationally.

The Company began pursuing these opportunities within the United States during the later stages of technology re-development in 2009 but has achieved very limited success to date (as described below) and has recently begun activities to pursue such opportunities internationally as well.

A substantial portion of our activities involve public policy initiatives (by the Company and other stakeholders) to encourage the establishment of appropriate public policies and regulations (at federal, regional, state and local levels) to facilitate cost effective environmental clean-up and, thereby, support our business activities. Bion has been joined by National Milk Producers Federation, Land O’Lakes, JBS and other national livestock interests to support changes to our nation’s clean water strategy that will allow states to acquire low-cost nutrient reductions through a competitive procurement process in a similar manner to how government entities  now acquires many other goods and services on behalf of the taxpayer. As developing markets for nutrient reductions become fully-established, Bion anticipates a robust opportunity to retrofit existing CAFOs and develop Projects to provide cost-effective alternatives to today’s high-cost and failing clean water strategy.

We believe that the Bion technology platform creates the opportunity to develop Integrated Projects that profitably integrate large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense and operating costs for the entire integrated complex.  In the context of our Integrated Projects, Bion's 2G Tech, in addition to mitigating polluting releases to water and emissions to air, will recover cellulosic biomass  from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or further processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy or sold to unrelated purchasers.  Also, an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form thereby potentially lowering the: i)capital expenditures, ii) operating, marketing and shipping costs, and iii) energy/fossil fuel usage of the ethanol production process.  Thus,  integrated ethanol plants can potentially act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream. Utilization of our 3G Tech would vary the integration process in relatively minor ways as there would also be production and utilization of renewable natural gas and greater recovery of nutrients with value for fertizer/soil amendment products. As such, Bion Integrated Projects can be denominated "closed loop". We anticipate that the participants in our Integrated Projects will have substantially lower carbon footprints per unit of production compared to non-integrated producers of the same products. We anticipate that different projects will be integrated to different degrees and in different manners. Bion, as developer of, and a participant in, its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these (and other) benefits of integrated activities.

We anticipate that most Projects undertaken by the Company in which we retain ownership interests  will be pursued through and owned by single project subsidiaries.  Bion PA 1 LLC (“PA1”), through which the Kreider 1 System was developed at the Kreider dairy and Bion PA 2 LLC (“PA2”), through which we are pursuing development of the Kreider 2 poultry waste Project, are the first two of what are likely to be many such entities.

The Company's consolidated financial statements for the years ended June 30, 2016 and 2015 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2016 or June 30, 2015.  The Company has incurred net losses of approximately of $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $10,602,000 and $13,938,000 as of June 30, 2016.The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2016 and June 30, 2015 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

Bion has invested over $100 million in its technology platform, policy change initiatives and other activities since 1989. Its 2G Tech is proven at commercial scale and has been reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The 2G Tech platform provides the only proven comprehensive and cost-effective treatment of wet livestock waste (dairy, beef, and swine) of which we are aware. The Company intends to implement its first 3G Tech systems during 2017.

Each  Bion system (2G and 3G) is comprised of several process units combined in a ‘process train’, much like a municipal wastewater treatment plant. The platform utilizes a combination of mechanical, biological, and thermal processes and can be configured in a variety of ways, based on the needs and economics of the location, to provide the level of environmental treatment required, while separating and aggregating the various components of the waste stream for processing and recovery. A key attribute of the Bion platform is that the performance of the system can be measured, quantified and verified through a proprietary data collection system, providing a level of oversight and verification similar to waste water treatment facilities.

Bion’s 2G Tech waste treatment solutions are scalable, proven in commercial operations and have been accepted by EPA, USDA and other regulatory agencies. Bion’s 2G core processes are protected by seven U.S. patents and six international patents, with applications pending in the EU, New Zealand, Mexico, Brazil, Argentina and Australia. There is no other known cost-effective technology that provides Bion’s 2G system’s level of treatment of wet livestock waste: dairy, beef and swine. Revenues from Bion’s 2G platform are 90 percent dependent on developing markets for nutrient reductions.

Bion’s 3G Tech platform has been developed over the past three years to maximize byproduct recovery values from large scale facilities (or multiple modular facilities). The 3G system will recover nitrogen from the CAFO waste stream for production of nitrogen-rich fertilizer products that Bion believes will qualify for certification for use in growing organic food. Further, the 3G Tech platform will recover methane that can be conditioned to pipeline quality and will qualify for various credits and subsidies as clean, renewable natural gas.  These two revenue streams will supplement revenues from nutrient reduction credits.  At this time, two U.S. patents are pending on the 3G Tech platform.

Building upon our 2GTech and Bion's over 20 years of experience providing waste treatment services to the livestock industry commencing with its first generation technology applications, the Company is pursuing the Retrofit opportunity related to environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. Bion's  2G and 3G Tech platforms create potentially profitable business opportunities to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many) and potentially to smaller facilities through aggregation of waste streams. Candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources. The Kreider 1 dairy system in Pennsylvania in the Chesapeake Bay watershed represents the Company's first Retrofit in this market segment. This Retrofit installation is designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’).

The Kreider 2 poultry waste treatment Project, which is in its early development and pre-permitting phase, will utilize our 3G Tech to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other poultry operations and/or other waste streams) to generate renewable energy, tradable credits and by-products (including nitrogen in organic and/or non-organic forms).

To complete and operate these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be needed to be expended for upgrade and continuing operations of the Kreider 1 system until sufficient revenues can be generated and the Pennvest Loan (see below) situation can be resolved, of which there is no assurance. The Kreider 1 system was developed to earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits.  Upon successful construction and operation, the Company anticipates that the Kreider 2 Project will earn revenue  from the sale of nutrient reduction (and/or other) environmental credits generated by its 3G Tech system and through  sales of renewable energy and by-products (nutrients in organic and/or non-organic forms and/or renewable energy and environmental credits) recovered.

To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  Due to the slow development of the nutrient reduction credit market, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including expenses related to future decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses and re-certification/ permitting amendments.

Bion will also pursue the opportunities related to development of Projects, including Integrated Projects.  Integrated Projects will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and possibly high nutrient fine solids to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing  40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30 mile radius.  Bion believes its technology platform (2G Tech, 3G Tech and/or a hybrid in different situations) will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from cellulosic biomass recovered from the waste streams and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, ethanol plants and/or end product processors. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2017. Bion hopes to commence development of its initial Project by optioning land and beginning the permitting process during calendar year 2017, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2017-19 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•

Successful development and completion of the first Project(s) to demonstrate the commercial economics of its technology platform (both 2G and 3G);

•

Successful development of the first Integrated Project to demonstrate the operation of a fully integrated, environmentally compliant Integrated Project at a profitable level;

•

Establishment of a substantial and liquid market for nutrient reductions generated from the Company’s present and future facilities;

•

Our ability to raise sufficient funds to allow us to finance our activities, Retrofits and Projects; and

•

Regulatory and enforcement policies at the Federal, State and local levels.

CAFO INDUSTRY: PROBLEM AND OPPORTUNITY

In the U.S. today, we have over 9 million dairy cows, 80 million beef cattle, 62 million swine and billions of poultry (USDA NASS 2012) – an indication of both the scope of the problem addressed by Bion, as well as its opportunity. Estimates of total annual U.S. livestock waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste.  Although the U.S. spends over $110 billion a year to clean up human waste, animal waste is disposed of today largely as it has been for centuries: spread on the ground untreated for its fertilizer value. Today, however, the agronomic balance between livestock production and crop farming has been skewed, leading to runoff of excess nutrients and other pollution that contaminates local and downstream waters.

Over the last several decades the livestock industry ‘specialized’, essentially decoupling from crop farming, and began developing increasingly larger facilities that are often in close proximity to improve production efficiencies. CAFOs are now responsible for the majority of U.S. animal protein production. The unintended consequence of increased scale, together with concentration in certain geographies, has been to overwhelm nature’s ability to absorb nutrients and mitigate other impacts from animal waste.

Nutrients from livestock waste enter the environment primarily through direct runoff or atmospheric deposition of nitrogen from ammonia emissions, after which they contaminate groundwater and surface waters. Livestock waste has now been acknowledged as one of the largest sources of excess nutrients that cause toxic algal blooms and dead zones in our waters, in addition to being a large source of greenhouse gases and ammonia, pathogens (that have been linked to food-borne illnesses) and antibiotic resistance. A major study completed in May 2016 by Colorado State University in collaboration with US EPA and the National Park Service determined that ammonia emissions (from livestock and nitrogen fertilizers) have surpassed NOx emissions (from automobiles and power plants) as the largest source of problem nitrogen cycling from the atmosphere to the biosphere.

Ironically, the same manure that is degrading our environment also represents lost opportunities for the industry as it represents a tremendous waste of the energy and most of the valuable nutrients it contains. Only about 25 percent of the highly-reactive and mobile nitrogen in manure is available to crops when applied as fertilizer; the rest is lost to runoff and/or volatilization to the atmosphere as ammonia or other gases. Further, in order to achieve the desired level of nitrogen via manure application, phosphorus must be over-applied, which is both wasteful and harmful to soil health and waters to which it migrates. Bion’s technology platform separates the various components of the waste stream before release to the environment so that they can then be processed into value-added byproducts, thereby  allowing the energy, nitrogen, phosphorus and micronutrients to be utilized independent of each other.

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

The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial production constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost volatility and increases (feed, fuel, etc.), product price volatility and, potentially, climate/weather variability/change, each of which negatively affect both the current profit levels and the future activities of the industry as presently structured.  Bion believes that its technologies (and its technology platform) can not only remediate/mitigate many of these problems, but can also be a catalyst for substantial amounts of needed relocation and rationalization required by the livestock industry in the U.S.

Agricultural release of nitrogen and phosphorus into rural watersheds negatively effect and create large remediation costs not only for local waterways and aquifers but also for downstream water bodies and urban areas. Bion’s remediation/mitigation business opportunity focuses on its ability to efficiently remove nutrients (primarily nitrogen and phosphorus) at the source and prevent air emission at the CAFO source at far lower cost than such nutrients can be removed downstream in municipal waste water and storm water treatment facilities in urban areas.

Agricultural runoff (including re-deposition of nitrogen from ammonia off-gassing) is the largest water pollution problem in the United States. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting fresh water (lakes, rivers, streams, ponds, etc.) and salt water quality throughout the country including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico 'Dead Zone'.  Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution and resultant algal blooms.  In each such case, agriculture in general--and CAFO's in particular--have been identified among the main contributors of pollution.  CAFO's are also significant emitters of pollutants to air, with dairy CAFO's having been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley in California and elsewhere and among the largest contributors to nutrient pollution of the Chesapeake Bay. A substantial volume of the nitrogen released to the atmosphere from CAFO waste streams as ammonia and other nitrogen gases emitted by CAFOs is re-deposited to the ground and then adds to nitrogen pollution of surface and ground water systems. Further, untreated manure from CAFO’s has been linked to pathogens on food and hormones and antibiotics in water supplies. Bion believes that its patented and proven technologies offer the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

We believe Bion's technologies can enable animal protein production to take place in a manner which is both economically and environmentally sustainable because our technology removes nutrients from the waste streams generated by animal operations at the source and, thereby, dramatically reduces releases to water and gaseous atmospheric emissions.  The potential resulting herd concentration increase (due to lower pollution) will reduce marginal costs of production for the CAFO’s. Previously unavailable locations close to markets, feed and other needed inputs may become available due to the reduced pollution created by our technology. Also, it results in a core Bion technology platform that can enable substantial integration of environmental treatment and renewable energy production and utilization with ethanol production and/or animal protein processing operations, thereby creating the basis for the Company's Integrated Projects business opportunity.

Bion’s 3G Tech platform will provide comprehensive onsite waste treatment and byproduct recovery capabilities at very large-scale production facilities (‘Projects’). The 3G Tech platform will recover renewable energy and nitrogen (that can be processed into a high-value natural nitrogen fertilizer product), while simultaneously offering cost-effective solutions to several pressing environmental and public health issues.

Bion’s 3G Tech Project business model, which is applicable to large scale installations (such as the Kreider poultry operations in PA) or, potentially, ‘central waste process facilities’ that serve multiple geographically close CAFO facilities,  is based on revenue from the sale of financial products generated in the course of Bion’s  3G Tech waste treatment including: a) nutrient reduction credits, b) carbon and other environmental credits, c) byproducts, including i) natural concentrated nitrogen fertilizer , ii) other fertilizer/soil amendment products, and iii) renewable natural gas (“RNG”) and related environmental credits. Based on pilot study results over the last 3 months related to the 3G Tech platform (and assuming such pilot results are achievable at commercial scale), Bion’s management currently estimates that in a commercial-scale Bion 3G Tech Project (such as the proposed Kreider 2 poultry waste treatment facilities) that there will be three large and roughly equivalent sized revenue streams (based on currently projected pricing, which may vary in the future):

1.

sales of verified nutrient reductions (when competitive bidding markets mature);

2.

sales of nutrient/soil amendment  byproducts (which will require building distribution with industry partners, regulatory certifications (including organic certification), field trials and market acceptance); and .

3.

sales of renewable natural gas (and related credits).

Assuming that Bion can accomplish the tasks above, we believe that in a fully built-out Project, any two of the above revenue categories may be sufficient to support profitability, based upon current estimated CAPEX and OPEX costs, with a much higher return if all three revenue streams can be realized by a particular Project). Additional revenue streams will potentially be available in Integrated Projects (see below).

There are many risks associated with these projections, but Bion’s management is cautiously optimistic that the challenges will be met as the initial Projects are developed.

The Company is involved in ongoing work with regard to:

1)

Ammonium Nitrogen Recovery

As part of our 3G Tech work, Bion filed a patent application in September 2015 for a process that recovers a natural nitrogen fertilizer product without the use of chemical additives. Bion is preparing a filing with the Organic Materials Review Institute (OMRI) for certification for use in growing of organic food.  The fertilizer product is intended to contain 12 to 15 percent nitrogen in a solid crystalline form that is water soluble and provides readily-available nitrogen. It will contain none of the phosphorus, salt, iron and other mineral constituents of the livestock waste stream, and will be in an industry-standard form that can be precision-applied to crops using existing equipment. Successful OMRI approval, if achieved, for the product’s use in organic crop production will provide Bion with access to a higher value market for the product than the synthetic nitrogen markets.

2)

Renewable Energy/Credits

Bion’s 3G Tech platform incorporates anaerobic digestion (AD)(following pre-treatment) to recover methane from the volatile solids in the CAFO waste stream. At sufficient scale, methane can be cost-effectively conditioned and injected into existing pipelines, resulting in a renewable compressed natural gas. Federal programs to support renewable energy production include a 30 percent Biogas Investment Tax Credit (ITC) for qualifying biogas technologies and the Renewable Fuel Standard program that provides ongoing renewable energy credits for the production and use of renewable transportation fuels.  Livestock waste is one of the largest contributors of methane and nitrous oxide emissions, two of the most potent greenhouse gases. Under California’s carbon cap-and-trade program, eligible credits can be purchased from dairy farms located anywhere in the U.S. that utilize AD. Bion will file an application to include poultry layer manure, such as will be processed at Bion’s Kreider 2 poultry waste treatment facility, as an eligible feedstock.

3)

Sustainable Branding

During December 2015, Bion submitted its branding application to the USDA Agricultural Marketing Services’ Process Verified Program (PVP) to certify a number of verifiable environmental and public health benefits associated with the application of Bion’s technology to livestock production facilities. The initial application includes reductions in both nitrogen and carbon footprint, as well as pathogens. Licensing Bion’s brand, if approval is received, will allow producers that utilize Bion’s technology to differentiate themselves to consumers who are becoming increasingly more sustainability- and safety-conscious in their food choices.

4)

Nutrient Reductions

Public expenditures on clean water from federal, state and local ratepayers are rising rapidly while overall water quality continues to decline. Harmful algal blooms that block sunlight and lead to ‘dead zones’ are regular occurrences in the Chesapeake Bay, Great Lakes, Gulf of Mexico and many other U.S. waters. Toxic algal blooms, like the 2014 Lake Erie bloom that shut down Toledo, Ohio’s water supply for several days, occur with increasing frequency. High nitrate levels in water wells located near livestock production are also increasing. Livestock waste has been acknowledged as one of the largest sources of excess nutrients. A task force of EPA and state officials described excess nutrients as having the potential to become “one of the costliest, most difficult environmental problems we face in the 21st century.” In 2010 US EPA established the Chesapeake Bay regulations that require substantial reductions in nutrients and sediment from the six Bay states and Washington, DC. This is the first watershed-wide, multi-state regulation of U.S. water quality. Compliance cost estimates vary widely, from $30 to $50 billion.  Bion’s technology will capture most of the nutrients from a livestock production facility, providing large-scale nutrient reductions at a fraction of the cost of traditional agricultural or downstream treatment.

US EPA and USDA support a market-driven strategy that will engage the private sector to provide innovative solutions to reduce costs. Nutrient reduction credit trading and/or procurement programs are being evaluated and proposed in many states. They would allow verified reductions from unregulated sources, such as agriculture, to be used to offset federal requirements, in lieu of dramatically higher-cost infrastructure projects, such as municipal wastewater and storm water treatment. Nutrient reductions from Bion’s manure treatment technologies can be verified and achieved at substantially less cost than traditional infrastructure solutions. Additionally, treating livestock waste at its source also provides many benefits to the local environment and community that cannot be achieved with downstream treatment.

Integrated Projects

Some of Bion’s Projects may be Integrated Projects. In the context of Integrated Projects, Bion's waste treatment technologies and technology platform (and the resulting herd concentration), in turn, potentially provide the opportunity to integrate a number of revenue generating operations (thereby reducing unit production costs) while maximizing the realized value of the renewable energy and by-product production.  The Bion Integrated Project model will access diversified revenue streams through a balanced integration of herd and technologies to provide a hedge/buffer of the commodity risks associated with any of the separate enterprises.  We believe that Bion's Integrated Projects may generate revenues and profits for the Company from one or more of the following items:

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

Exactly what fees and revenues would accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects.  If Bion is simply the operator of its waste system within an Integrated Project that it develops, it would probably generate revenue from: a) waste processing and technology licensing fees charged to the CAFO, b) sales of renewable energy to the ethanol plant and/or other facilities, c) fees related to the utilization of the wet distillers grain made possible by the integration, d) fees for its "developer" role, and/or e) sales of the fertilizer and/or other products generated from the waste treatment process.  If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO.  Sales of distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the distillers grain.  If Bion participates in the ownership and/or operation of the integrated CAFO (and its facilities), we will most likely also generate revenues from the sale of the CAFO's end products.  While it is possible that Bion would have a uniform ownership interest throughout an Integrated Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

We believe that our technology platform and the proposed Integrated Projects do not involve significant technology risk.  Our waste handling technology is modular and scalable, has been utilized efficiently in the past and has been verified by peer-reviewed data and by extended commercial-sized operation. Our second generation Bion System module (at the Kreider dairy farm in Pennsylvania) has been tested and monitored through extended commercial operations and performed up to (or exceeded) expectations for nutrient removal from the CAFO waste stream.  The other Integrated Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion equipment, primarily consist of available and fully-tested processes and equipment (or process and/or equipment which Bion has tested at its facilities) that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and ethanol production in an environmentally sustainable manner that creates this unique economic opportunity.

Bion anticipates that the output (meat or dairy) from one or more Integrated Projects (in any of the categories above) may be primarily dedicated international export markets designated by Integrated Project participants.  Bion has recently commenced activities related to seeking the participation of international end users in our Integrated  Projects.

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

In order to implement an Integrated Project, Bion will need to work with (and/or acquire) CAFO's, ethanol producers and/or end-product processors to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that, at a minimum, the following take place: a) the CAFO and ethanol plant (and other facilities) agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its Systems to process the CAFO's waste stream and produces renewable energy and other products from the waste stream, c) the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration and d) the ethanol plant and/or end product facilities agree to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases.  These agreements could be in the form of joint ventures, in which all parties share the cost and ownership of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

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

HISTORY AND DEVELOPMENT OF OUR BUSINESS

Substantially all of our business and operations to date has been conducted through wholly-owned subsidiaries, Bion Technologies, Inc. (a Colorado corporation organized September 20, 1989), Bion Integrated Projects Group, Inc. ("Projects Group") (formerly Bion Dairy Corporation through August 2008 and originally Bion Municipal, Inc., a Colorado corporation organized July 23, 1999) and Bion Services Group, Inc. ("Services Group") (formerly Bion International, Inc., a Colorado corporation organized July 23, 1999) and BionSoil, Inc. (a currently inactive Colorado corporation organized June 3, 1996).  Bion is also the parent of Bion PA 1 LLC (a Colorado entity organized August 14, 2008) (“PA1”) and Bion PA 2 LLC (a Colorado entity organized June 24, 2010) (“PA2”). In January 2002, Bion entered into a series of transactions whereby the Company became a 57.7% (now 58.9%) owner of Centerpoint Corporation (a Delaware corporation organized August 9, 1995) ("Centerpoint").

Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during 2003.  From 2003 through early 2008, we primarily worked on technology improvements and applications and in furtherance of our business model of Integrated Project development.  During 2008 we re-commenced pursuing active commercial transactions involving installation of our 2G Tech for CAFO waste treatment and related environmental remediation and initiation of pre-development modeling and pre-development work to prepare for our initial Integrated Projects.

Our original systems were wastewater treatment systems for dairy farms and food processing plants.  The basic design was modified in late 1994 to create Nutrient Management Systems ("NMS") that produced organic soil products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms.  Through June 30, 2002, we sold and subsequently installed, in the aggregate, approximately 30 of these first iteration of Bion’s  systems in 7 states, of which we believe a few may still in operation in 3 states.  We discontinued marketing of our first generation NMS systems during fiscal year 2002 and turned control and ownership of the first generation systems over to the farms on which they were installed over the following two years.  We were unable to produce a business model based on the first generation systems that would generate sufficient revenues to create a profitable business.  While continuing to market and operate the first generation systems, during the second half of calendar year 2000, we began to focus our activities on developing the next generation of the Bion technology. We no longer operate or own any of the first generation NMS systems.

As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2004.  We designed and tested Systems that used state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions.  These Systems were smaller and faster than our first generation NMS systems.  The initial versions of our second generation of Bion Systems were designed to harvest solids used to produce organic fertilizer and soil amendments or additives (the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first generation systems.

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

During the 2005-2008 period, Bion focused on completing development of its 2G Tech platform and business model.  As such, we did not pursue near term sales and revenue opportunities such as retrofitting existing CAFO's with interim versions of our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Integrated Projects.

From 2009 through the present period, Bion has  actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations (“Projects”) ( some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is pursuing these opportunities within the United States and internationally. Launch of our 3G Tech (for use in all these areas) is anticipated during 2017.

We believe significant Retrofit opportunities exist that will enable us to generate future revenue streams from Bion's 2G and 3G Tech. The initial Retrofit opportunities we are pursuing have related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program'). The Company has at times deployed some of its limited resources toward an initiative in the Great Lakes/North Central states that has not yet yielded any contracts. The Company anticipates that further opportunities for our remediation/retrofit business will develop in other areas with CAFO’s including the watersheds of the Great Lakes (from New York to Minnesota), the extended Mississippi River/Gulf of Mexico watershed (including its tributaries from Pennsylvania in the east to Montana/Wyoming/Colorado in the west), and other areas with excess nutrient pollution from agriculture in general and CAFO’s in particular.

Over the past 24 months the Company has undertaken research and development efforts to develop the 3G Tech (and related applications) with emphasis on increasing efficiency and increasing recovery of high value by-products (organic and inorganic), which efforts continue during the current fiscal year.

Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives

The urgency and priority of the need to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was clearly demonstrated with promulgation of President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA’s publication and issuance during December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  At that time, 89 of the 92 Bay and tidal watershed segments were not in compliance with water quality standards (97% out of compliance).  The EPA and associated state agencies also committed to short-term 3-year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives.  Based on these actions, greater compliance has been required commencing with the 2016 ‘water year’.  EPA documents defined the overall mission as requiring an approximately 65 million pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025, of which 35 million pounds was allocated to Pennsylvania. Importantly, the 3-year compliance milestones were established as a part of the compliance program to add both short- and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay. According to the EPA’s Interim Evaluation of Pennsylvania’s Milestone Progress published in June 2015, PA was 14.6 million pounds behind its 2014-2015 milestone commitments for nitrogen, a remarkably large deficit given the previously stated 2 million pound deficit from the 2012-2013 water year.  EPA has placed PA’s agriculture and urban/suburban sectors under a “Backstop Actions Level”, the highest level of EPA oversight.  EPA has also stated that if load reductions remain off track, EPA may consider seeking additional (and expensive) pollutant reductions from the wastewater sector.   In an effort to get back on track and hold off federal intervention, PA unveiled a purported “comprehensive strategy” to "reboot" the state's efforts to improve water quality in January 2016.  The reboot strategy relied upon a mix of enhanced farm compliance and enforcement activities along with the promotion of additional best management practices (BMP).  This proposed strategy has been met with skepticism about its efficacy/practicality and resistance within the agricultural community. While many of these reboot efforts are continuing today, the PADEP Secretary resigned in May 2016 and PA appears to have slowed implementation efforts recently while seeking alternative approaches to reduce PA’s nitrogen pollution  to the Chesapeake Bay.

As a result of the host of both short and long-term specific commitments and compliance deadlines, Bion believes that its long-term opportunity related to the Chesapeake Bay clean-up has potentially been significantly expanded and accelerated.

During 2008 Bion executed an agreement to install a Bion System at the Kreider Farms (“KF”) in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the farm's effluent. Bion undertook this project due in large part to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion worked extensively with the Pennsylvania Department of Environmental Protection ('PADEP') over several years to establish nutrient credit calculation/ verification methodologies that were appropriate to Bion's 2G Tech and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions.  Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. For example, pursuant to this program, since Bion can reduce the nutrients from an existing dairy much more cost-effectively than a municipal wastewater treatment plant can reduce nutrients to meet its baseline, a municipal facility can purchase nutrient reduction credits (‘Credits’) from Bion to offset its nutrient discharges, rather than spending significantly more money to make (and operate) the plant upgrades necessary to achieve its own reductions. However, the market for long term Credits in PA has failed to develop any significant breadth or depth and no Credits have been sold from the Kreider 1 system.

During May 2008, the PADEP approved Bion's initial protocols to determine how many tradable nutrient (nitrogen and phosphorus) credits Bion would receive for nutrient reductions achieved through installation of its comprehensive dairy waste management 2G Tech Kreider 1 project pursuant to PA's efforts under the Chesapeake Bay Program mandates. During April 2010, the PADEP issued an amended certification.  The PADEP's approval includes the certification of credits both for ammonia air emission reductions and for significantly reducing the leaching and runoff potential of land applied nutrients. The PADEP has certified the Kreider 1 dairy system for 107 nitrogen and 13 phosphorus credits (each credit represents an annual pound of reduction) for each of the 1,200 dairy cows (subject to testing and verification based on operational data). Bion's agreements with Kreider Farms provide for the Kreider 1 System to expand through-put to treat the waste from the Kreider dairy support herd after the PADEP has verified the operating results. It is anticipated that this expansion will take place and lead to a proportionate increase in credits generated for sale only if a more robust market for long term nutrient reductions develops.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

Pursuant to the KF agreements, Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project  (“Kreider 1”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including  expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, and only sporadic communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations/discussions, but the Company believes that a loan modification  agreement may be reached in the future when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

As a result of the extended period of Kreider 1 full-scale, commercial operations, Bion is confident that future Bion 2G Tech systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs.  Operating results of the Kreider 1 system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations.

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of the Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).   The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2017 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions.  We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

A 2008 independent study commissioned by the Pennsylvania State Senate estimated that capital costs of $1.4 billion plus $60 million annual operating costs (which yields an amortized average cost of approximately $28 per lb of nitrogen reduction per year) will be required to upgrade the municipal wastewater treatment plants in Pennsylvania to meet the initial standards then in place to meet the US EPA’s programmatic mandates set by the Chesapeake Bay Program (which mandates appear to have been accelerated).  We believe this study materially underestimates the potential costs for the nutrient reductions now mandated. Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are  in the range of $8-$12 (or higher) per lb of nitrogen reduction (roughly the equivalent of the projected municipal wastewater upgrade annual operating costs alone), of which there is no assurance, thereby creating potential savings to PA ratepayers of a significant portion of the $1.4 billion capital cost the study indicated would be required for wastewater treatment plant nitrogen reduction upgrades, if Bion's technology were adopted to produce the required nitrogen reductions under the PA portion of the Chesapeake Bay Program from livestock waste in PA.

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

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in PA, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for PA in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to PA’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) ‘The Watershed Improvement Act’, which, if adopted, would have established a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. On May 6, 2015, the PA Senate Majority Policy Committee held a hearing on SB 724.  Testifying in support of this legislation was Elliot Keller of JBS in Souderton PA, Phil Durgin – Executive Director of the PA Legislative Budget and Finance Committee, Ron Kreider of Kreider Farms, Ed Schafer representing the Coalition, and Mike McCloskey representing the National Milk Distributors Association. Bion’s activity related to such legislation has recently intensified with increased stakeholder support (and increasing attacks on the Company by those opposed to the legislation) and Bion believes the primary provisions of such legislation will be incorporated into legislation that may be passed (in some version) by the Pennsylvania Legislature during 2016-2017, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there was vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company responded in a press release and postings on its website. As a result, Bion has been exploring the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company’s business and positions. If legislation similar to SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

The Company believes that Pennsylvania is ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers would now be performance-based, these providers will be held financially accountable.

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

Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. Most (if not all) of the publicly proposed new (or upgraded) municipal waste water and storm water treatment facilities in the Chesapeake Bay watershed in PA, Maryland, Virginia and Washington, DC have projected costs (capital and operating) far in excess of the costs involved in reducing nutrients using Bion’s Systems to treat CAFO wastes at the source. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies makes it reasonable to believe that Bion's potential profitability from projects in the Chesapeake Bay watershed should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 65 million (or more) pounds annually (including airborne ammonia) over the next decade with certified  verified nutrient reductions potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes that some significant portion of the nutrient reductions related to this clean-up mandate will be made by Bion Systems (which portion cannot be reasonably estimated at this time).

We believe that the credits from the Kreider 1 dairy project (verified by the PADEP) represent the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions once regulatory issues are resolved.  Further, we believe this will provide, over time, a basis for credit trading throughout the Chesapeake Bay watershed basin-wide (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will potentially broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed.

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

RECENT FINANCINGS

Sales of Common Stock during 2015 and 2016 Fiscal Years

During the year ended June 30, 2016, the Company sold 393,698 shares of its unregistered common stock (not including issuance of  134,534 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 107,500 shares issued to entities for services and 335,698 shares issued upon conversion of debt).  During the year ended June 30, 2016, the Company sold its unregistered securities as follows: a) 393,698 units at $0.80 per share, and received gross proceeds of $314,957 and net proceeds of $290,461 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.10 per share until June 30, 2017).  The Company also exercised 221,252 warrants at a reduced price of $1.05 per warrant and received gross proceeds of $232,315 and exercised 300,725 warrants at $0.75 per warrant and received gross proceeds of $220,834, including a subscription receivable of $7,500 for 10,000 shares and a conversion of 6,280 warrants for debt of $2,355.

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

Additionally, in recent years, a number of companies have discussed and/or attempted to implement some version of ‘closed loop integrated projects’ in the past, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions, and are, or have in the past, pursued, with limited success to date, the development of various forms of such projects which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production.  While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects with limited success to date, there appear to be significant differences including without limitation, the use of technology that is based on either manure 'gasification' or capturing methane from the waste stream using anaerobic digesters (ADs), which technologies do not reduce polluting nutrient releases and/or gaseous emissions in the manner or to the extent that Bion's technology reduces such negative environmental impacts.  Further, although traditional ADs do produce methane that can be used to replace some or all of the natural gas requirement of an ethanol plant, the conventional AD process produces materially less energy per animal that Bion believes will be produced by its 2G Tech platform (which may in some iterations integrate small AD modules) from the biomass extracted from the CAFO waste stream based on Bion's internal analysis.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of Projects (including Integrated Projects) will be developed by the Company.  We anticipate initially developing, owning interests in, and operating only one or a few Projects commencing during 2017, and, thereafter, developing a limited number of Projects at a time.  Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

In our CAFO Retrofit/remediation business segment, we currently have only one operating System and contracts with only a single party.  However, there are thousands of CAFO’s in the United States and we anticipate that in the future we will have agreements with many CAFO customers.

PATENTS

We are the sole owner of seven  United States patents, one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico:

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

263,375 – 12/19/08: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

New Zealand Currently Issued:

(1)

526,342 – 7/7/05: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to (as noted below using an "*"), two United States patent applications and one international (PCT) patent application as set forth below:

United States Currently Pending:

(1)

14/483,424 (09/11/14 application date): Wastewater Treatment Using Controlled Solids Input to an Anaerobic Digester: (UltraFilter) Dominic T. Bassani, Morton Orentlicher.

(2)

14/852,836 (09/14/15 application date): Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon.*

International (PCT) Currently Pending:

(1)

PCT/US2016/13254 (01/13/16 application date): Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon.*

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused on: a) additional applications for our 2G Tech with its emphasis on increasing efficiencies, lowering of capital and operating costs,  and b) work toward completion of the development of our 3G Tech (the initial version of which is ready for implementation in an appropriate Project) with emphasis on  increased recovery of valuable by-products (including nutrients in organic and/or non-organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its 3G Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas.

During the years ended June 30, 2016 and June 30, 2015, respectively, we expended approximately $316,000 and $397,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. During the 2016 fiscal year, Bion’s research and development has been focused on development work to complete and further refine development of our 3G Tech which will have the capacity to process dry, poultry CAFO waste streams (in addition to wet dairy/beef/swine CAFO waste streams) and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Work has also involved modifying and adding unit processes to our 2G Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new patent filing(s) during the 2015 and 2016 fiscal years. The Company anticipates completion of its pilot system and pre-commercial testing for its 3G Tech by end of the current fiscal year. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value and our current research and development efforts have been focused on developments that will enhance  potential sales revenues from renewable energy (both from solids combustion and methane generation thru the use of anaerobic/microaerobic digestion modules), fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit in order to process a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives. In prior periods (and continuing to date), Bion's main efforts were directed at further refinement of our 2G Tech and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model.  Research activities were also focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed, water re-use and other matters.

Environmental Protection/Regulation and Public Policy

In regards to Retrofits and development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, ethanol production and end product producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO waste treatment and are impacted by environmental regulations in at least five different ways:

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

•

To the extent we own or operate Projects ( including Integrated Projects with CAFO facilities and ethanol plants), those facilities will be subject to environmental regulations; and

•

Appropriate public policies need to be developed and implemented to facilitate environmental clean-up at CAFOs and the sale of nutrient reductions from such activities in order for the Company to monetize the nutrient reductions generated by its facilities.

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

EMPLOYEES

As of September 1, 2016, we had 7 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good.  None of our employees is covered by "key person" life insurance.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company maintains its corporate office at Box 566/1774 Summitview Way, Crestone, Colorado 81131, the office of its President, and its main corporate telephone number is: (212) 758-6622.

We are the sole owner of seven United States patents, one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico (plus the pending application(s) set forth at Item 1, “Patents” above).

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

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.  Discussions, exchanges of correspondence and negotiations have taken place haltingly between PA1 and Pennvest concerning this matter over the past year and are expected to continue in some form during the current fiscal year.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that at some point a loan modification agreement will be reached that will allow time for the development of a more robust market for nutrient reductions in Pennsylvania , of which there is no assurance.  PA1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.  Litigation has not commenced in this matter but has been threatened by Pennvest. Such litigation is likely if negotiations do not produce a resolution.

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

	2015		2016
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$1.06	$0.68	$1.27	$0.5178
Second Fiscal Quarter	$0.78	$0.35	$1.01	$0.7101
Third Fiscal Quarter	$1.15	$0.40	$1.00	$0.671
Fourth Fiscal Quarter	$1.46	$0.65	$0.9645	$0.631

(b)  Holders

The number of holders of record of our common stock at September 1, 2016 was approximately 1,450.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During each of fiscal year 2016 and 2015 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock during each of the 2015 and 2016 fiscal years.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 22,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 1, 2016, 4,260,537 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2015 through September 1, 2016.  Of the 4,260,537 options, 4,210,537 are vested as of September 1, 2016. Additionally, 117,500 shares of Contingent Stock Bonuses (of which 117,500 are vested) and 1,230,000 shares of Stock Bonuses have been granted under the Plan, all of which are vested as of September 1, 2016.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,225,537	1.79	17,774,463

Equity compensation plans not approved by security holders	-	-	-

Total	4,225,537	1.79	17,774,463

(e)  Recent Sales of Unregistered Securities

During the year ended June 30, 2016, the Company sold 393,698 shares of its unregistered common stock (not including issuance of 134,534 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 107,500 shares issued to entities for services and 335,698 shares issued upon conversion of debt).  During the year ended June 30, 2016, the Company sold its unregistered securities as follows: a) 393,698 units at $0.80 per share, and received gross proceeds of $314,957 and net proceeds of $290,461 (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.10 per share until June 30, 2017).  The Company also exercised 221,252 warrants at a reduced price of $1.05 per warrant and received gross proceeds of $232,315 and exercised 300,725 warrants at $0.75 per warrant and received gross proceeds of $220,834, including a subscription receivable of $7,500 for 10,000 shares and a conversion of 6,280 warrants for debt of $2,355.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2016 and 2015 ("Financial Statements").

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA1 on its loan secured by the Kreider 1 system, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or  delays in Bion's development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

During the 2014 and 2015 fiscal years, the Company increased its research and development activities toward development of our 3G Tech with focus on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2016 fiscal year with increased focus on recovery of marketable ‘byproducts’ (including nutrients and renewable natural gas) and completion of development of Bion’s 3G Tech and technology platform. We believe such activities will continue at least through the 2017 fiscal year, subject to availability of adequate financing for the Company’s operations, of which there is no assurance.

Operational results from the initial commercial system (utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s current 2G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing a portion of valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s 2G Tech platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Currently, research and development activities are underway to improve, update and move toward completion and commercialization of our 3G Tech systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations (“Projects”) ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.

PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” below.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, and only sporadic communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations/discussions, but the Company believes that a loan modification agreement may be reached in the future when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions.

Bion continues its pre-develop work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).   During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits).

The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2017 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions.  We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in PA, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania’s taxpayers up to 80% of previously estimated costs (potential savings for PA in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to PA’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) ‘The Watershed Improvement Act’, which, if adopted, would have established a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. On May 6, 2015, the PA Senate Majority Policy Committee held a hearing on SB 724.  Testifying in support of this legislation was Elliot Keller of JBS in Souderton PA, Phil Durgin – Executive Director of the PA Legislative Budget and Finance Committee, Ron Kreider of Kreider Farms, Ed Schafer representing the Coalition, and Mike McCloskey representing the National Milk Distributors Association.

Bion’s activity related to such legislation has recently intensified with increased stakeholder support (and increasing attacks on the Company by those opposed to the legislation) and Bion believes the primary provisions of such legislation will be incorporated into legislation that may be passed (in some version) by the Pennsylvania Legislature during 2016-2017, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there was vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company responded in a press release and postings on its website. As a result, Bion is exploring the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company’s business and positions. If legislation similar to SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

The Company believes that Pennsylvania is ‘ground zero’ in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers would now be performance-based, these providers will be held financially accountable.

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

Bion will also pursue the opportunities related to development of Projects, including Integrated Projects.  Integrated Projects will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species) while recovering cellulosic biomass to be utilized for renewable energy production (and possibly high nutrient fine solids to be marketed as feed and/or fertilizer), integrated with CAFO end product users/processing facilities and/or a biofuel/ethanol plant capable of producing  40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30 mile radius.  Bion believes its technology platform (2G Tech, 3G Tech and/or a hybrid in different situations) will allow integration of large-scale CAFO's with end product processors and/or ethanol production together with renewable energy production from cellulosic biomass recovered from the waste streams and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, ethanol plants and/or end product processors. Each Project is likely to have different degrees of integration, especially in the early development phases.

The Company currently anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2017. Bion hopes to commence development of its initial Project by optioning land and beginning the permitting process during calendar year 2017, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2017-19 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

The Company’s audited financial statements for the years ended June 30, 2016 and 2015 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2016 includes a “going concern” explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2016, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,602,000 and $13,938,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

YEAR ENDED JUNE 30, 2016 COMPARED TO THE YEAR ENDED JUNE 30, 2015

Revenue

Total revenues were approximately $4,000 for each of the years ended June 30, 2016 and 2015, respectively. The Company recognized revenue from nutrient credit sales for the years ended June 30, 2016 and 2015.

General and Administrative

Total general and administrative expenses were $1,816,000 and $2,375,000 for the years ended June 30, 2016 and 2015, respectively.

General and administrative expenses, excluding stock-based compensation charges of $178,000 and $972,000, were $1,638,000 and $1,403,000 for the years ended June 30, 2016 and 2015, respectively, representing a $235,000 increase. Salaries and related payroll tax expenses increased to $290,000 for the year ended June 30, 2016 from $146,000 for the year ended June 30, 2015, primarily due to the fact that during the year ended June 30, 2015 there was a reversal of $226,000 of previously recorded termination benefits, deferred compensation and payroll taxes due to the Company’s settlement with a former employee. Consulting costs were $710,000 and $737,000 for the years ended June 30, 2016 and 2015, respectively, representing a $27,000 decrease primarily due to a decrease in the costs of services provided by Schafer during the year ended June 30, 2016. Investor relation costs increased from $91,000 for the year ended June 30, 2015 to $235,000 for the year ended June 30, 2016 due to the Company’s presence at multiple investor conferences and the hiring of an investor relations development firm during the year ended June 30, 2016.

General and administrative stock-based employee compensation for the years ended June 30, 2016 and 2015 consists of the following:

	Year ended June 30, 2016	Year ended June 30, 2015
General and administrative:
Fair value of stock options expensed under ASC 718	$ 66,000	$ 379,000
Fair value of stock bonus expensed	69,000	-
Change in fair value from modification of option and warrant terms	43,000	593,000
Total	$ 178,000	$ 972,000

Stock-based compensation charges were $178,000 and $972,000 for the years ended June 30, 2016 and 2015, respectively. Compensation expense relating to stock options was $66,000 and $379,000 during the years ended June 30, 2016 and 2015, respectively. The Company granted a total of 100,000 and 957,500 options during the years ended June 30, 2016 and 2015, respectively. Compensation expense relating to stock bonus expensed for the year ended June 30, 2016 related to Mark Smith’s employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $43,000 and $369,000 for the years ended June 30, 2016 and 2015, respectively, as the Company granted extensions of option expiration dates and exercise prices to various employees and consultants during both of the years ended June 30, 2016 and 2015. Compensation expense relating to the change in fair value from the modification of warrant terms was nil and $224,000 for the years ended June 30, 2016 and 2015, respectively. During the year ended June 30, 2015 the Company granted extensions to various warrants that expired in December 2014 to March 31, 2015 and then extended various warrants scheduled to expire prior to June 30, 2015 to June 30, 2015. The Company also granted modification of warrant expiration dates and exercise prices in conjunction with extension agreements with Bassani, Smith and Schafer effective January 1, 2015.

Depreciation

Total depreciation expense was $294,000 and $624,000 for the years ended June 30, 2016 and 2015, respectively. Depreciation expense is lower for the year ended June 30, 2016 due to the fiscal year 2015 $1,750,000 impairment of the Kreider 1 assets which reduced the depreciation base.

Impairment loss on property and equipment

Impairment loss on property and equipment was $1,685,000 and $1,750,000 for the years ended June 30, 2016 and 2015, respectively. Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,685,000 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. The Company also recorded an impairment of $1,750,000 for the year ended June 30, 2015.

Research and Development

Total research and development expenses were $349,000 and $520,000 for the years ended June 30, 2016 and 2015, respectively.

Research and development expenses, excluding stock-based compensation expenses of $33,000 and $123,000, were $316,000 and $397,000 for the years ended June 30, 2016 and 2015, respectively. The expenses for both the years ended June 30, 2016 and 2015, are due to consulting costs and expenses related to the pilot program testing to enhance the Company’s technology.

Research and development stock-based employee compensation for the years ended June 30, 2016 and 2015 consists of the following:

	Year ended June 30, 2016	Year ended June 30, 2015
Research and development:
Fair value of stock options expensed under ASC 718	$ 33,000	$ 123,000
Total	$ 33,000	$ 123,000

Stock-based compensation expenses were $33,000 and $123,000 for the years ended June 30, 2016 and 2015, respectively. The expenses resulted from the granting of options to an employee performing research and development during the years ended June 30, 2016 and 2015. And the decrease is due to there being less options subject to vesting during the year ended June 30, 2016.

Loss from Operations

As a result of the factors described above, the loss from operations was $4,139,000 and $5,266,000 for the years ended June 30, 2016 and 2015, respectively.

Other Expense

Other expense was $383,000 and $376,000 for the years ended June 30, 2016 and 2015, respectively. Interest expense increased slightly due to higher interest bearing deferred compensation and convertible notes payable – affiliates balances as of June 30, 2016 compared to June 30, 2015. Interest expense related to the Pennvest loan was $197,000 for each of the years ended June 30, 2016 and 2015.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $4,000 and $11,000 for the years ended June 30, 2016 and 2015, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $4,518,000 and $5,640,000 for the years ended June 30, 2016 and 2015, respectively, and the net loss per basic and diluted common share was $0.20 and $0.27, respectively. For the year ended June 30, 2015, the Company recorded $10,000 as an inducement to certain warrant holders to convert their warrants at a reduced conversion rate of $1.05.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2016, the Company had cash of approximately $170,000. During the year ended June 30, 2016, net cash used in operating activities was $900,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the year ended June 30, 2016, the Company received cash proceeds of $315,000 from the sale of 363,698 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017. The Company paid cash commissions related to the sale of units of $24,000. The Company also received cash proceeds of $388,000 due to the exercise of 550,339 warrants pursuant to various subscription agreements with exercise prices ranging from $0.75 to $1.05 per share. During the year ended June 30, 2016, the Company received cash proceeds of $45,000 related to a promissory note receivable received as consideration for the exercise of certain warrants and the Company’s received $13,000 due to the receipt of a subscription receivable.

As of June 30, 2016 the Company has debt obligations consisting of: a) deferred compensation of $1,437,000, b) convertible notes payable – affiliates of $3,281,000, and, c) a loan payable and accrued interest of $8,564,000, (owed by PA1).

Plan of Operations and Outlook

As of June 30, 2016, the Company had cash of approximately $170,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 and 2015 and during the current fiscal year, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and 2015, and during the current fiscal year, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2016 and in the current period and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company’s core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8 to Financial Statements) and members of the Company’s senior management have made loans to the Company which have been converted into convertible promissory notes. As of June 30, 2016, such deferrals totaled approximately $4,717,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company’s common stock by officers, employees and consultants totaling $286,000). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company’s effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2016 the Company raised proceeds of approximately $315,000 through the sale of its securities and an additional $433,000 through the exercise of warrants (Note 9 to Financial Statements) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons.

However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” above.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, and only sporadic communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations/discussions, but the Company believes that a loan modification  agreement may be reached in the future when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions.

As indicated above, the Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (from debt, equity, joint venture, strategic partnering, etc.) during the next twelve months, some of which may be in the context of joint ventures for the development of one or more large scale projects. We reiterate that there is no assurance, especially in the extremely unsettled capital markets that presently exist for companies such as Bion, that the Company will be able to obtain the funds that it needs to stay in business, finance its Projects and other activities, continue its technology development and/or to successfully develop its business.

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

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations (“Projects”) ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target. While the Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO’s in the Northeast and Midwest (and elsewhere), we have met with extremely limited success to date. Bion considers these to be a large potential markets for the Company’s growth over the next 36 months (and thereafter). Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, the Company believes it will be able to succeed at such activities based on the operating results of its technologies and systems.

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).   The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2017 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions.  We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2017. Bion hopes to commence development of its initial Project by optioning land and beginning the permitting process during calendar year 2017, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2017-19 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons.

However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” above.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, and only sporadic communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations/discussions, but the Company believes that a loan modification  agreement may be reached in the future when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

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

The consolidated financial statements are set forth on pages F-1 through F-26 hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2016 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2016. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.  We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	66	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	70	Vice Chairman and Director

Jon Northrop	73	Secretary and Director

Dominic Bassani	70	Chief Executive Officer

Mark A. Smith (66) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (70) Edward Schafer previously served the Company's senior management team as Executive Vice Chairman and has been a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011.  Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). He completed a six month term as Interim President of the University of North Dakota in 2016. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (73) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (70) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary.  He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation (5)	Total

Mark A. Smith (3) President and Chief Financial Officer since March 25, 2003, and Director	2016 2015	$222,000 $192,000	$ - $ -	$69,000 $ -	$ 59,000 $234,000	$ - $ -	$ - $ -	$ - $92,321	$350,000 $518,321

Brightcap/Dominic Bassani (4) VP-Special Projects & Strategic Planning and Chief Executive Officer	2016 2015	$372,000 $342,000	$ - $ -	$ - $ -	$ - $391,500	$ - $ -	$ - $ -	$ - $131,268	$372,000 $864,768

Edward Schafer (6) Executive Vice Chairman and Director	2016 2015	$ 20,000 $210,000	$ - $ -	$ - $ -	$ - $ 80,000	$ - $ -	$ - $ -	$ - $ -	$ 20,000 $290,000

__________________

(1)

Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)

Effective September 2014, Mr. Smith agreed to provide services to Bion and subsidiaries through April 15, 2015 at an annual salary of $168,000.  On February 10, 2015, Mr. Smith agreed to an extension to continue his employment through December 31, 2015 at an annual salary of $216,000 effective January 1, 2015.  In October 2015, Smith and the Company signed an extension agreement to continue his employment through June 30, 2016 at an annual salary of $228,000.  As part of the October 2015 extension agreement, Smith was granted 100,000 options which vested immediately and was granted 75,000 shares of common stock as an extension bonus.

(4)

In September 2014 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through April 15, 2015. On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015.

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

(6)

On February 10, 2015, the Company entered into an extension agreement with Edward Schafer, effective January 1, 2015, pursuant to which Mr. Schafer will continue to serve as Executive Vice Chairman and director of the Company through December 31, 2015 at an annual rate of $180,000. Mr. Schafer was granted a deferred sum of $120,000 for previously uncompensated services. Pursuant to the agreement the exercise period of outstanding options and warrants have been extended and certain option exercise prices were reduce $1.50. In January 2016, Schafer agreed to extend his agreement through December 31, 2016. During June 2016, the Company and Schafer came to an agreement that due to other obligations, Schafer's involvement with the Company during the 2016 fiscal year was less than anticipated and his 2016 compensation was reduced by $160,000. Future compensation will be determined periodically based on evaluation by the board of directors.

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been/will be issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith will be issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). Mr. Smith has voluntarily reduced his monthly deferred salary accrual to $14,000 due to the Company’s financial situation.  During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable (See Note 8 to Financial Statements) of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017.  Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if above that price).Due to expiration of his most recent extension,  Mr. Smith is currently serving the Company on a month-to –month basis.

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

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer will provide senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services will initially be at an annual rate of $250,000, which will consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation shall be at an annual rate of $225,000, all of which shall be payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which  Schafer provides senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remains unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schafer has been deferring the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50% ‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses. Effective January 1, 2014, Mr. Schafer agreed to continue his services to the Company as Director and Executive Vice-Chairman without periodic compensation in light of the Company’s financial situation. Mr. Schafer agreed not to receive any periodic compensation (cash or deferred) commencing January 1, 2014 and will be compensated with bonuses from time-to-time as determined to be appropriate by the Board of Directors.  No such bonuses have been declared to date.  It is anticipated that a new employment/compensation agreement with Mr. Schafer will be negotiated during the current fiscal year. On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which is due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020 (See Note 5 to Financial Statements). Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (See Note 8 to Financial Statements).  Additionally, pursuant to the  agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50 (if above that price), and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company. Effective June 30, 2016, Schafer and the Company determined that due to other obligations Schafer’s involvement with the Company during the 2016 fiscal year was less than anticipated and reduced his fiscal year 2016 compensation (all of which had been deferred)  by $160,000 and agreed that future compensation will be determined periodically based on evaluation by the board of directors.

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

Other Agreements

As of September 1, 2016, the Company had outstanding Contingent Stock Bonuses of 117,500  shares, in aggregate, to its key employees and consultants, pursuant to which 50,000 shares, in aggregate, will be issued  when the Company’s common stock trades at or above $5.00 per share, 40,000 shares , in aggregate, will be issued  when Company’s common stock trades at or above $10 per share and 27,500 shares, in aggregate will be issued when Company’s common stock trades at or above $20 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2016.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards

			Equity						Equity
			Incentive Plan					Equity	Incentive Plan
			Awards:				Market	Incentive Plan	Awards:
	Number of	Number of	Number of			Number of	Value of	Awards:	Market or
	Securities	Securities	Securities			Shares or	Shares or	Number of	Payout Value of
	Underlying	Underlying	Underlying			Units of	Units of	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Units or Other	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Rights That Have	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested	Not Vested	Not Vested

Mark A. Smith (1)	25,000	--	--	$1.00	2020	--	--	--	--
Mark A. Smith (1)	25,000	--	--	$1.25	2020	--	--	--	--
Mark A. Smith (1)	650,000	--	--	$1.50	2020	--	--	--	--
Mark A. Smith (1)	100,000	-	-	$0.92	2020
Mark A. Smith (1)	150,000	--	--	$0.75	2020	--	--	--	--

Brightcap/ Dominic Bassani (1)	725,000	--	--	$1.50	2020	--	--	--	--
Brightcap/ Dominic Bassani (1)	450,000	--	--	$0.75	2020	--	--	--	--

Edward Schafer (1)	100,000	--	--	$2.10	2020	--	--	--	--
Edward Schafer (1)	300,000	--	--	$2.25	2020	--	--	--	--
Edward Schafer (1)	200,000	--	--	$3.00	2020	--	--	--	--

______________

 (1)

All options and contingent stock bonuses are subject to a 50% execution/exercise bonus upon notice of intent to exercise or issuance of contingent shares as applicable

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board.  However, it is the Company's intention to begin to pay cash compensation to Board members at some future date.

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2016:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	-	-	$0	-	-	-	$0

______________

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-MENT AND RELATED STOCKHOLDER MATTERS

At August 22, 2016, the Company had issued 23,636,969 shares of its common stock, of which 22,932,660, are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 22, 2016 by:

●

each person that is known by us to beneficially own more than 5% of our common stock;

●

each of our directors;

●

each of our executive officers and significant employees; and

●

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of September 1, 2016.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 22,932,660 shares outstanding as of August 22, 2016.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	3.0%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	9,618,365	30.9%	31.6%

Anthony Orphanos(3) c/o Blacksmith Advisors, LLC 1345 Avenue of the Americas, 27th Floor New York, NY 10105	2,297,450	9.6%	9.9%

Danielle Christine Bassani(4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	2,160,935	8.5%	8.8%

Mark A. Smith(5)	4,988,990	17.9%	18.4%

Edward T. Schafer(6)	1,964,771	7.7%	7.9%

Jon Northrop(7)	312,289	1.3%	1.4%

All executive officers and directors as a group (4 persons)	16,884,415	45.2%	46.1%

___________________________

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

(2)

Includes 56,577 shares, 1,175,000 shares underlying options and 660,000 shares underlying warrants held directly by Mr. Bassani; 363,378 shares and 100,000 shares underlying warrants held by Mr. Bassani's wife; and 785,501 shares held in IRA accounts of Mr. Bassani and his wife. Also includes 508,000 shares owned by Mr. Bassani's daughter, Danielle Bassani, and 241,458 shares underlying warrants owned by Danielle Bassani. Also includes 3,122,314 shares and 780,578 warrants underlying units that could be issued on the conversion by Bassani of a deferred compensation promissory note in the amount of $1,561,157. Mr. Bassani has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020. The conversion price will be $.50 per unit. Also includes 702,375 shares of common stock that could be issued on the conversion (at the election of Mr. Bassani) by Mr. Bassani of a convertible note in the amount of $421,425. The conversion price will be $0.60 per share. Also includes 723,184 shares of common stock that could be issued on the conversion (at the election of Bassani) by Bassani of deferred compensation in the amount of $607,474. The conversion price will be $0.84 per share. Does not include 600,000 shares, in aggregate, which the Company has committed to issue to Mr. Bassani between January 1, 2016 and January 15, 2017. Mr. Bassani disclaims ownership of 1,411,477 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Includes 570,063 shares held directly by Mr. Orphanos plus 186,750 shares underlying warrants held directly by Mr. Orphanos; 130,263 shares held jointly with his wife; and 1,410,374 shares held in IRA accounts. Not included are 400,000 shares and 1,411,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee, and 1,614,728 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 785,501 shares held in IRA accounts for Mr. Bassani and his wife; b) 363,378 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Bassani. Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(4)

Includes 108,000 shares held directly by Danielle Bassani, 1,411,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees; 400,000 shares owned by the Danielle Bassani Trust; and 241,458 shares underlying warrants held by Danielle Bassani.

(5)

Includes 448,562 shares held directly by Mark A. Smith and 62,535 shares held by Mark Smith in an IRA; 950,000 shares underlying options held directly by Mr. Smith; 1,032,275 shares underlying warrants held directly by Mr. Smith; 177,591 shares held jointly with his wife; 53,756 shares held by his wife in her IRA; and 12,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith. Also includes 1,622,000 shares and 405,500 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of a deferred compensation promissory note in the amount of $811,000.  Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020. The conversion price will be $.50 per unit. Also includes 224,090 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation in the amount of $188,235. The conversion price will be $0.84 per share. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(6)

Includes 158,254 shares held directly by Mr. Schafer, options to purchase 600,000 shares and warrants to purchase 23,934 shares. Also includes 816,502 shares and 204,126 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $403,251. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020. The conversion price is $.50 per unit. Also includes 133,603 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of deferred compensation in the amount of $112,226. The conversion price will be $0.84 per share. Also includes 28,352 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $17,011. The conversion price will be $0.60 per share.

(7)

Includes 127,289 shares held directly by Jon Northrop and options to purchase 185,000 shares held by Jon Northrop. Does not include shares owned by the adult children of Jon Northrop nor his former wife.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2015 and June 30, 2016 by GHP Horwath, P.C. for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $60,400 and $61,900, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. for audit-related fees in each of the last two fiscal years ended June 30, 2015 and June 30, 2016.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. for tax compliance and related services for the two fiscal years ended June 30, 2015 and June 30, 2016 were nil and nil, respectively.

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

10.94

Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (33)

10.95

Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (33)

10.96

Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (filed herewith electronically)

10.97

Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (filed herewith electronically)

10.98

Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (filed herewith electronically)

10.99

Kreider  Poultry Joint Venture Agreement (May 5, 2016) (34)

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

(31)

Filed with March 31, 2013 Form 10-Q on May 14, 2013.

(32)

Filed with June 30, 2014 10-K on September 26, 2014.

(33)

Filed with December 31, 2014 Form 10-Q on February 11, 2015.

(34)

Filed with March 31, 2016 Form 10-Q on May 9, 2016.

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

YEARS ENDED JUNE 30, 2016 AND 2015

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm F-2

Balance sheets F-3

Statements of operations F-4

Statements of changes in equity (deficit) F-5

Statements of cash flows F-6

Notes to consolidated financial statements F-7 – F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended June 30, 2016.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GHP HORWATH, P.C.

Denver, Colorado

September 19, 2016

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015
ASSETS

Current assets:
Cash	$170,194	$339,286
Prepaid expenses	15,240	18,503
Subscription receivable (Note 9)	7,500	13,125
Deposits and other receivables	1,000	7,108

Total current assets	193,934	378,022

Property and equipment, net (Note 3)	4,259	1,977,219

Total assets	$198,193	$2,355,241

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$768,272	$776,167
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $30,000 and $28,000, respectively (Note 9)	27,400	25,400
Notes payable - affiliates, net of discount (Note 5)	-	472,230
Deferred compensation (Note 6)	1,436,595	839,288
Loan payable and accrued interest (Note 7)	8,563,662	8,331,001

Total current liabilities	10,795,929	10,444,086

Convertible notes payable - affiliates (Note 8)	3,280,647	2,654,708

Total liabilities	14,076,576	13,098,794

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized,
no shares issued and outstanding	-	-

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 shares authorized,
23,573,057 and 22,089,650 shares issued, respectively; 22,868,748
and 21,385,341 shares outstanding, respectively	-	-
Additional paid-in capital	102,278,364	100,891,127
Accumulated deficit	(116,216,493)	(111,698,060)

Total Bion's stockholders’ deficit	(13,938,129)	(10,806,933)

Noncontrolling interest	59,746	63,380

Total deficit	(13,878,383)	(10,743,553)

Total liabilities and deficit	$198,193	$2,355,241

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015

Revenue	$3,658	$3,658

Operating expenses:
General and administrative (including stock-based compensation (Note 9))	1,816,341	2,375,145
Depreciation	293,577	623,934
Impairment loss on property and equipment	1,684,562	1,750,000
Research and development (including stock-based compensation (Note 9))	348,559	520,462

Total operating expenses	4,143,039	5,269,541

Loss from operations	(4,139,381)	(5,265,883)

Other expense:
Interest expense, net	382,686	375,705

	380,686	373,705

Net loss	(4,522,067)	(5,641,588)

Net loss attributable to the noncontrolling interest	3,634	11,397

Net loss attributable to Bion	(4,518,433)	(5,630,191)

Conversion inducement	-	(9,593)

Net loss applicable to Bion's common stockholders	$(4,518,433)	$(5,639,784)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.20)	$(0.27)

Weighted-average number of common shares outstanding:
Basic and diluted	22,745,281	20,545,456

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2016 AND 2015

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock			Promissory Note		Non-
	Shares	Amount	Shares	Amount	Additional paid-in capital	Receivable for Shares	Accumulated deficit	controlling interest	Total equity/(deficit)

Balances, July 1, 2014	-	$-	19,576,619	$-	$98,537,032	$-	$(106,067,869)	$74,777	$(7,456,060)

Issuance of common stock for services	-	-	120,647	-	41,028	-	-	-	41,028
Vesting of options for services	-	-	-	-	501,609	-	-	-	501,609
Modification of options	-	-	-	-	369,283	-	-	-	369,283
Issuance of warrants for interest and commissions	-	-	-	-	72,118	-	-	-	72,118
Modification of warrants	-	-	-	-	230,636	-	-	-	230,636
Sale of common stock	-	-	75,000	-	26,250	-	-	-	26,250
Sale of units	-	-	1,800,000	-	900,000	-	-	-	900,000
Commissions on sale of units	-	-	-	-	(61,522)	-	-	-	(61,522)
Warrants exercised for common stock	-	-	71,133	-	87,815	-	-	-	87,815
Conversion of debt	-	-	466,251	-	186,878	-	-	-	186,878
Cancellation of common stock	-	-	(20,000)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(5,630,191)	(11,397)	(5,639,588)
Balances, June 30, 2015	-	-	22,089,650	-	100,891,127	-	(111,698,060)	63,380	(10,743,553)
Issuance of common stock for services	-	-	242,034	-	228,558	-	-	-	228,558
Vesting of options for services	-	-	-	-	99,553	-	-	-	99,553
Modification of options	-	-	-	-	42,550	-	-	-	42,550
Sale of units	-	-	393,698	-	314,957	-	-	-	314,957
Commissions on sale of units	-	-	-	-	(24,496)	-	-	-	(24,496)
Warrants exercised for common stock	-	-	562,839	-	500,022	(62,727)	-	-	437,295
Cancellation of common stock	-	-	(57,142)	-	(60,000)	62,727	-	-	2,727
Conversion of debt	-	-	341,978	-	286,093	-	-	-	286,093
Net loss	-	-	-	-	-	-	(4,518,433)	(3,634)	(4,520,067)
Balances, June 30, 2016	-	$-	23,573,057	$-	$102,278,364	$-	$(116,216,493)	$59,746	$(13,878,383)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,522,067)	$(5,641,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	293,577	623,934
Impairment loss on property and equipment	1,684,562	1,750,000
Accrued interest on loan payable, deferred compensation and other	418,171	449,549
Stock-based compensation	370,661	1,142,556
Decrease (increase) in prepaid expenses	3,263	(1,497)
Decrease in deposits and other receivables	6,108	-
Decrease in accounts payable and accrued expenses	(7,896)	(163,738)
Increase in deferred compensation and convertible notes	853,600	1,030,784

Net cash used in operating activities	(900,021)	(810,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,179)	-
Net cash used by investing activities	(5,179)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	13,125	30,000
Proceeds from sale of common stock	-	26,250
Proceeds from sale of units	314,957	893,720
Proceeds from exercise of warrants	387,522	74,690
Commissions on sale of units	(24,496)	(61,522)
Proceeds from promissory note receivable	45,000	-

Net cash provided by financing activities	736,108	963,138

Net (decrease) increase in cash	(169,092)	153,138

Cash at beginning of period	339,286	186,148

Cash at end of period	$170,194	$339,286

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation	$286,093	$80,780
Exercise of warrants for promissory note receivable for shares	$105,000	$-
Cancellation of shares and related promissory note receivable	$(60,000)	$-
Conversion of debt to equity	$-	$112,379
Subscription receivable	$7,500	$13,125

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016 AND 2015

1.

ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the “Company”) was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations (“CAFO’s”). Bion’s technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology. Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, can be optimized to maximize recovery of marketable nutrients for potential use as fertilizer (organic and/or inorganic) and/or feed additives plus renewable energy (and related environmental credits).

During the 2014, 2015 and 2016 fiscal years, the Company increased its research and development focus on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2017 fiscal year, subject to availability of adequate financing for the Company’s operations, of which there is no assurance.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations (“Projects”) ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water projects.

Management believes that Bion’s technology platform (including utilization of various third party technologies to supplement the Company’s proprietary technologies), through the combination of remediation of the waste streams of large scale existing CAFOs with recovery of valuable marketable nutrients and renewable energy, can enable the integration of large-scale CAFO’s and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense, operating costs and environmental footprint for the entire integrated complex (“Integrated Projects”). In the context of Integrated Projects, Bion’s waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from the CAFO waste stream, which renewable energy can be sold into renewable energy markets (with material economic incentives) and/or utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO’s and/or slaughter and/or processing facilities in the context of beef and/or swine CAFO’s) and/or other users as a fossil fuel replacement. The nutrients (primarily nitrogen and phosphorus) can be harvested from the solids and liquid streams recovered from the livestock waste stream and can be utilized as either high value fertilizer (organic and/or inorganic) and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer. Bion believes that its large scale Projects (including Integrated Projects) will produce high quality, traceable animal protein which can address consumer food safety/security concerns at a lower cost than current industry practices while also maintaining a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc. from the water by Bion’s technology applications), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics. Projects may involve various degrees of integration which will limit the benefits described herein.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2016.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, and only sporadic communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations/discussions, but the Company believes that a loan modification  agreement may be reached in the future when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.

On May 5, 2016, Bion PA2 LLC (“PA2”) executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider’s poultry facilities (“Kreider 2”). The Kreider projects are owned and operated by Bion through separate subsidiaries, in which Kreider has the option to acquire a noncontrolling interest. Substantial capital (equity and/or debt) has been and will continue to be expended on these projects. Additional funds will be required for continuing operations and additional capital expenditures at Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that the Kreider 1 project will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits. A portion of Bion’s research and development activities has taken place at the Kreider 1 facility.

Kreider 2 (not yet constructed) (and most future projects) will be developed using Bion’s 3G Tech to recover substantial marketable nutrients and renewable energy to supplement its revenue from nutrient reductions. The Company believes that the proceeds from multiple byproduct streams including i) feed additives and/or fertilizer (organic and non-organic) and ii) renewable energy (and related credits) can be reasonably projected to generate, in aggregate, revenue streams that, in certain circumstances, may approach (or exceed) 50% of total revenues from such project(s). To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.

Kreider 2 development work and technology evaluation, including execution of a stand-alone joint venture agreement, amended credit certification and discussions with potential joint venture partners, continues, which project primarily relates to treatment of the wastes from Kreider’s poultry operations. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2017. However, as discussed above, this project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively. At June 30, 2016, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,602,000 and $13,938,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners –both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2016 and 2015, the Company received total proceeds of $760,604 and $1,000,940, respectively, from the sale of its debt and equity securities. Proceeds during the 2016 and 2015 fiscal years have been lower than in earlier years which reduction has negatively impacted the Company’s business development efforts.

During fiscal years 2016 and 2015, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 6 and 8) and members of the Company’s senior management have made loans to the Company. Additionally, the Company made reductions in its personnel during the year ended June 30, 2014. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the 2017 fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) (including the Kreider 2 facility) and CAFO Retrofit waste remediation systems and to continue to operate the Kreider 1 facility. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for small companies), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and projects.

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

2.

SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. (“Projects Group”), Bion Technologies, Inc., BionSoil, Inc., Bion Services, PA1, and PA2; and its 58.9% owned subsidiary, Centerpoint Corporation (“Centerpoint”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2016, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2016 and 2015.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During years ended June 30, 2016 and 2015, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2016	June 30, 2015
Warrants	8,112,114	9,532,189
Options	4,225,537	4,413,870
Convertible debt	7,988,445	6,056,270
Convertible preferred stock	15,000	14,000

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2016 and 2015:

	Year ended June 30, 2016	Year ended June 30, 2015
Shares issued – beginning of period	22,089,650	19,576,619
Shares held by subsidiaries (Note 9)	(704,309)	(704,309)
Shares outstanding – beginning of period	21,385,341	18,872,310
Weighted average shares for fully vested stock bonuses	600,000	675,000
Weighted average shares issued during the period	759,940	998,146
Basic weighted average shares – end of period	22,745,281	20,545,456

Reclassifications:

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation including the reclassification of accrued interest related to the Pennvest Loan from accounts payable and accrued expenses into loan payable and accrued interest.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted. The the adoption of ASU No. 2014-15 did not have a material impact on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2016	June 30, 2015
Machinery and equipment	$ 2,222,670	$ 2,923,577
Buildings and structures	401,470	1,385,125
Computers and office equipment	173,313	175,248
	2,797,453	4,483,950
Less accumulated depreciation	(2,793,194)	(2,506,731)
	$ 4,259	$ 1,977,219

Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. The Company also recorded an impairment of $1,750,000 for the year ended June 30, 2015.

Depreciation expense was $293,577 and $623,934 for the years ended June 30, 2016 and 2015, respectively.

4.

PROMISSORY NOTE RECEIVABLE:

During the year ended June 30, 2016, the Company received an interest bearing, secured promissory note for $105,000. The promissory note accrued interest at 4% per annum, was collateralized, and was payable on January 31, 2016. The promissory note receivable was issued as consideration for an unaffiliated investor’s subscription agreement to exercise warrants into 100,000 restricted common shares of the Company’s common stock at $1.05 per share. During January 2016, the Company received a $35,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until June 15, 2016. All the other terms of the original agreement remained unchanged. During June 2016, the Company received an additional $10,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until September 1, 2016. All the other terms of the original agreement remained unchanged. On June 30, 2016, the Company and the borrowers agreed to cancel the existing promissory note with a remaining principal balance of $60,000 and interest of $2,727 resulting in a net cancellation of 57,142 previously issued but not outstanding restricted common shares.

5.

NOTES PAYABLE - AFFILIATES:

During the year ended June 30, 2015, the Company entered into promissory notes (“FY2015 Promissory Notes”), with effective dates of January 1, 2015, for initial principal amounts of $395,277, $15,956 and $80,764, with Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer (“CEO”), Edward Schafer (“Schafer”), the Company’s Vice Chairman, and a major shareholder, (“Shareholder”), respectively. The FY2015 Promissory Notes accrued interest at 4% per annum and were payable on December 31, 2015. Effective September 8, 2015, the Company entered into new convertible promissory notes (“September 2015 Convertible Notes”) with Bassani, Schafer and Shareholder which replaced the FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The new convertible promissory notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted (at the sole election of the noteholders) into restricted common shares of the Company at a conversion price of $0.60 per share (Note 8). Interest expense related to the September 2015 Convertible Notes was $16,385 for the year ended June 30, 2016.

6.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,436,595 as of June 30, 2016. Included in the deferred compensation balances as of June 30, 2016, are $573,818, $168,302 and $115,073 owed Bassani, Mark A. Smith (“Smith”), the Company’s President, and Schafer, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. During the year ended June 30, 2016, Smith converted $82,861 of deferred compensation into 99,159 shares of the Company’s common stock at conversion prices between $0.76 and $0.96 per share. Smith also utilized deferred compensation of $2,355 to exercise warrants which resulted in the issuance of 6,280 shares of the Company’s common stock. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $337,918 as of June 30, 2016 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,132 shares, respectively, of the Company’s common stock as of June 30, 2016 and, a former employee $72,500, which is not convertible and is non-interest bearing.

7.

LOAN PAYABLE:

As of June 30, 2016, PA1, the Company’s wholly-owned subsidiary, owes $8,563,662 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $809,662. The terms of the Pennvest Loan provide for funding of up to $7,754,000 which is to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,001,000 in fiscal years 2013 through 2016, and $741,000 in fiscal year 2017, $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021 and $1,867,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $197,494 for both of the years ended June 30, 2016 and 2015, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 has commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2016.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. Neither party has any formal proposal on the table as of the date of this report. It is not possible at this date to predict the outcome of such negotiations, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

In connection with the Pennvest Loan financing documents, the Company provided a ‘technology guaranty’ regarding nutrient reduction performance of Kreider 1 which was structured to expire when Kreider 1’s nutrient reduction performance had been demonstrated. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System had surpassed the requisite performance criteria and that the Company’s ‘technology guaranty’ was met. As a result, the Pennvest Loan is solely an obligation of PA1.

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

As of June 30, 2016, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,552,178, $806,025 and $400,925, respectively.  During the years ended June 30, 2016 and 2015, the Company recorded interest expense of $104,419 and $51,354, respectively, related to the January 2015 Convertible Notes.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and Shareholder which replaced the previously issued FY2015 Promissory Notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of June 30, 2016, including accrued interest, are $418,995, $16,913 and $85,611, respectively. The Company recorded interest expense related to the 2015 Convertible Notes of $16,385 and nil for the years ended June 30, 2016 and 2015, respectively.

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

During the years ended June 30, 2016 and 2015, the Company declared dividends of $2,000 and $2,000 respectively. At June 30, 2016, accrued dividends payable are $10,000.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.  For the fiscal year ended June 30, 2015 these amounts were presented differently but the June 30, 2015 financial statements were revised even though such revision previously was and continues to be immaterial to the prior year financial statements.

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

During the year ended June 30, 2015, the Company issued 45,647 shares of the Company’s common stock at prices ranging from $0.43 to $1.22 per share for services valued at $41,028, in the aggregate, to consultants, a former employee and two employees. The Company also issued 75,000 shares of fully vested bonus shares granted to Smith in fiscal year 2013 which were expensed at grant date.

During the year ended June 30, 2015, the Company issued 130,953 shares of the Company’s common stock upon Bassani’s fiscal year 2014 election to convert $110,000, of his convertible notes payable – affiliate into units at a conversion price of $0.84 per unit.

During the year ended June 30, 2015, the Company sold 35,000 shares of the Company’s restricted common stock at $0.75 per share for total proceeds of $26,250. The Company also issued 40,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $30,000 during the year ended June 30, 2015.

During the year ended June 30, 2015, the Company entered into subscription agreements to sell units for $0.50 each, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2016 and pursuant thereto, the Company issued 1,800,000 units for total proceeds of $900,000, which included Smith’s purchase of 12,561 units by converting $6,280 of convertible notes. During the year ended June 30, 2015 cash commissions of $61,522 were paid to brokers related to the unit offering in addition to the issuance of 123,044 broker’s warrants to purchase the Company’s common stock at $0.75 per share until June 30, 2016. The broker’s warrants were valued at $0.05 per warrant and $6,152 was recorded to interest expense during the year ended June 30, 2015. The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $34,826 was allocated to the warrants and $865,174 was allocated to the shares, and both were recorded as additional paid in capital.

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

During the year ended June 30, 2016, the Company issued 242,034 shares of the Company’s common stock at prices ranging from $0.76 to $1.15 per share for services valued at $228,558, in the aggregate, to consultants and employees, including $69,000 expensed for 75,000 fully vested bonus shares to Smith that were issued in January 2016.

During the year ended June 30, 2016, the Company issued 12,500 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $13,125 for the exercise of 12,500 warrants.

During the year ended June 30, 2016, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from June 30, 2015 through July 15, 2015.  Pursuant to the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a $105,000 interest bearing, collateralized promissory note. During January 2016, the Company received a $35,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until June 15, 2016. All the other terms of the original agreement remain unchanged. During June 2016, the Company received a $10,000 principal payment and entered into a new agreement with the borrowers which extended the maturity date of the remaining principal and interest until September 1, 2016. All the other terms of the original agreement remain unchanged. On June 30, 2016, the Company and the borrowers agreed to cancel the existing promissory note with a remaining principal balance of $60,000 and interest of $2,727 resulting in a net cancellation of 57,142 previously issued but not outstanding restricted common shares.

During the year ended June 30, 2016, the Company entered into subscription agreements to sell units for $0.80 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.10 per share until June 30, 2017 and pursuant thereto, the Company issued 393,698 units for total proceeds of $314,957. During the year ended June 30, 2016, cash commissions of $24,496 were paid to brokers related to the unit offering. The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $8,041 was allocated to the warrants and $306,916 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2016, the Company entered into subscription agreements with various warrant holders, whereby the warrant holders elected to exercise 284,445 warrants at an exercise price of $0.75 and 284,445 shares of the Company’s common stock were issued resulting in cash proceeds of $213,333.

During the year ended June 30, 2016, Smith exercised 6,280 warrants at an exercise price of $0.75. The warrants were entitled to an exercise bonus of 50% of the exercise price which resulted in a reduced exercise price of $0.375 per warrant. Smith elected to convert $2,355 of deferred compensation in exchange for the issuance of 6,280 shares of the Company’s common stock.

During the year ended June 30, 2016, Smith and various consultants elected to convert $82,861 and $200,877 of deferred compensation, respectively, into 99,159 and 236,539 shares, respectively, of the Company’s common stock at conversion rates ranging from $0.76 to $1.15 per share.

Warrants:

As of June 30, 2016, the Company had approximately 8.1 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2020.

The weighted-average exercise price for the outstanding warrants is $1.24, and the weighted-average remaining contractual life as of June 30, 2016 is 3.9 years.

During the year ended June 30, 2015, warrants to purchase 67,500 shares of the Company’s common stock at $0.85 per share were issued pursuant the promissory notes entered into by Bassani and Shareholder. The warrants were determined to have a fair value of $0.10 per warrant and expire on December 31, 2018. The Company recorded interest expense of $6,750 related to the warrant issuances.

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

In conjunction with the execution of Bassani and Smith’s extension agreements (Note 12), 3,906,953 and 1,883,324 warrants issued to Bassani and Smith (and their donees), respectively, were extended until December 31, 2020 and certain warrants with an exercise price in excess of $1.50 were reduced to $1.50. The Company recorded non-cash compensation expense related to the modification of the warrants of $223,589 for the year ended June 30, 2015.

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

During the year ended June 30, 2016, warrants to purchase 1,047,806 shares of common stock of the Company at prices between $2.25 and $3.10 per share expired.

During the year ended June 30, 2016, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before December 31, 2015, into restricted shares of the Company’s common stock at a reduced exercise price of $1.05, for the period from July 1, 2015 through July 15, 2015. As a result of the offering, 265,894 warrants were exercised and 265,894 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $174,189 and receipt of a collateralized promissory note receivable for $105,000. During the year ended June 30, 2016, the Company received a total of $45,000 in principal payments. On June 30, 2016, the Company and the borrowers agreed to cancel the existing promissory note with a remaining principal balance of $60,000 and interest of $2,727 resulting in a net cancellation of 57,142 previously issued but not outstanding restricted common shares.

During the year ended June 30, 2016, the Company entered into subscription agreements with various warrant holders, whereby the warrant holders elected to exercise 284,445 warrants at an exercise price of $0.75 and 284,445 shares of the Company’s common stock were issued resulting in cash proceeds of $213,333. At June 30, 2016 the Company had a subscription agreement for the exercise of 10,000 warrants at an exercise price of $0.75, resulting in a subscription receivable of $7,500.

During the year ended June 30, 2016, Smith exercised 6,280 warrants at an exercise price of $0.75. The warrants were entitled to an exercise bonus of 50% of the exercise price which resulted in a reduced exercise price of $0.375 per warrant. Smith elected to convert $2,355 of deferred compensation in exchange for the issuance of 6,280 shares of the Company’s common stock.

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

In February 2015, the Company entered into extension agreements with Bassani, Smith and Schafer (Note 12) which entitled them to modifications of existing stock options resulting in the extension of certain expiration dates and the reduction of certain exercise prices. The option modifications resulted in incremental non-cash compensation expense of $357,500 for the year ended June 30, 2015.

During the year ended June 30, 2016, the Company approved the modification of existing stock options held by a board member which extended certain expiration dates and resulted in incremental non-cash compensation expense of $42,550.

The Company recorded compensation expense related to employee stock options of $99,553 and $501,609 for the years ended June 30, 2016 and 2015, respectively. The Company granted 100,000 and 957,500 options during the years ended June 30, 2016 and 2015, respectively. During the years ended June 30, 2016 and 2015, 288,333 and 802,500 options expired, respectively.

The fair value of the options granted during the years ended June 30, 2016 and 2015 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, June 30, 2016	Range, June 30, 2016	Weighted Average, June 30, 2015	Range, June 30, 2015
Volatility	74%	74%	76%	74%-80%
Dividend yield	-	-	-	-
Risk-free interest rate	1.75%	1.75%	1.55%	0.51%-1.79%
Expected term (years)	5	5	6.1	2-10

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

A summary of option activity under the 2006 Plan for the two years ended June 30, 2016 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2014	4,258,870	$2.81	3.2	-
Granted	957,500	0.74
Exercised	-	-
Forfeited	-	-
Expired	(802,500)	2.78
Outstanding at June 30, 2015	4,413,870	$1.88	4.1	$398,250
Granted	100,000	0.92
Exercised	-	-
Forfeited	-	-
Expired	(288,333)	2.90
Outstanding at June 30, 2016	4,225,537	$1.79	3.7	$158,675
Exercisable at June 30, 2016	4,175,537	$1.80	3.6	$144,175

The following table presents information relating to nonvested stock options as of June 30, 2016:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2015	100,000	$ 0.76
Granted	100,000	0.59
Vested	(150,000)	(0.65)
Nonvested at June 30, 2016	50,000	$ 0.76

The total fair value of stock options that vested during the years ended June 30, 2016 and 2015 was $97,000 and $476,075, respectively. As of June 30, 2016, the Company had $9,913 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2016 and 2015 are as follows:

	Year ended June 30, 2016	Year ended June 30, 2015
General and administrative:
Fair value of stock bonus expensed	$ 69,000	$ -
Change in fair value from modification of option terms	42,550	369,283
Change in fair value from modification of warrant terms	-	223,917
Fair value of stock options expensed	66,092	378,937
Total	$ 177,642	$ 972,137

Research and development:
Fair value of stock options expensed	$ 33,461	$ 122,672
Total	$ 33,461	$ 122,672

10.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2016 and 2015 is as follows:

	2016	2015
Expected income tax benefit at statutory rate	$ (1,537,000)	$(1,918,000)
State taxes, net of federal benefit	(138,000)	(173,000)
Permanent differences and other	(13,000)	(19,000)
Change in valuation allowance	1,688,000	2,110,000
Income tax benefit	$ -	$ -

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $51,824,000 as of June 30, 2016. These NOLs expire on various dates through 2036.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2016 and 2015 are estimated as follows:

	2016	2015
NOLs – noncurrent	$ 19,705,000	$ 19,083,000
Stock-based compensation - current	5,392,000	5,255,000
Property and equipment – noncurrent	2,014,000	1,390,000
Deferred compensation - noncurrent	1,688,000	1,383,000
Gross deferred tax assets	28,799,000	27,111,000
Valuation allowance	(28,799,000)	(27,111,000)
Net deferred tax assets	$ -	$ -

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

Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50). In October 2015, the Company executed an Extension Agreement (“FY2016 Extension Agreement”) with Smith pursuant to which Smith extended his employment with the Company to June 30, 2016 (with Company having an option to extend his employment an additional six months). As part of the FY2016 Extension Agreement, Smith: i) will continue to defer his cash compensation ($19,000 per month) until the Board of Directors re-instates cash payments, ii) has been granted 100,000 new options which vested immediately, and iii) has been granted 75,000 shares of common stock as an extension bonus which are immediately vested and were issued on January 5, 2016. As of July 1, 2016, Smith is working under a month to month contract extension until a longer term agreement is reached.

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

On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  Additionally, pursuant to the agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, and ii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company. In January 2016, Schafer agreed to extend his agreement with the Company through December 31, 2016. During June 2016, Schafer and the Company determined that due to other obligations Schafer’s involvement with the Company during the 2016 fiscal year was less than anticipated and reduced his fiscal year 2016 compensation (all of which had been deferred) by $160,000 and future compensation will be determined periodically based on evaluation by the board of directors.

Contingent stock bonuses:

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses are contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.

The Company’s outstanding contingent stock bonuses as of June 30, 2016 are as follows:

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

As of June 30, 2016, the execution/exercise bonus was applicable to 3,045,000 of the Company’s outstanding options and 6,753,219 of the Company’s outstanding warrants.

Litigation:

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Notes 1 and Note 7).

The Company currently is not involved in any other material litigation.

13.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2016 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2016 through September 16, 2016, the Company has issued 17,479 shares of the Company’s common shares to an employee and  consultants valued at approximately $14,000.

From July 1, 2016 through September 16, 2016, a consultant has elected to convert approximately $6,000 of deferred compensation into 7,152 shares of the Company’s common shares.

From July 1, 2016 through September 16, 2016, the Company has granted 35,000 options to purchase shares of the Company’s common shares at an exercise price of $1.00 per share. The options vested immediately upon grant date and expire on July 31, 2020.

From July 1, 2016 through September 16, 2016, the Company has sold 30,467 shares of the Company’s restricted common stock for $0.75 per share.

From July 1, 2016 through September 16, 2016, the Company has sold 120,000 units for $0.75 per unit, with each consisting of one share of the Company’s restricted stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share until December 31, 2017. The proceeds from the sale of the units totaled $90,000.

From July 1, 2016 through September 16, 2016, 722,319 warrants to purchase the Company’s common stock expired unexercised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 19, 2016	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 19, 2016
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 19, 2016
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 19, 2016
Jon Northrop

/s/ Edward Schafer	Vice Chairman	September 19, 2016
Edward Schafer	and Director