Form 10-Q
period 2016-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2016-11-14
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  On November 3, 2016, there were 23,763,305 Common Shares issued and 23,058,996 Common Shares outstanding.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-Q

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash	$64,418	$170,194
Prepaid expenses	15,901	15,240
Subscription receivable	-	7,500
Deposits and other receivables	1,000	1,000

Total current assets	81,319	193,934

Property and equipment, net (Note 3)	3,757	4,259

Total assets	$85,076	$198,193

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$818,133	$768,272
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $30,500 and $30,000, respectively (Note 7)	27,900	27,400
Deferred compensation (Note 4)	1,657,541	1,436,595
Loan payable and accrued interest (Note 5)	8,621,827	8,563,662
Total current liabilities	11,125,401	10,795,929

Convertible notes payable - affiliates (Note 6)	3,311,988	3,280,647
Total liabilities	14,437,389	14,076,576

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 23,761,168 and 23,573,057 shares issued, respectively; 23,056,859
and 22,868,748 shares outstanding, respectively	-	-
Additional paid-in capital	102,434,634	102,278,364
Accumulated deficit	(116,846,159)	(116,216,493)
Total Bion's stockholders' deficit	(14,411,525)	(13,938,129)

Noncontrolling interest	59,212	59,746
Total deficit	(14,352,313)	(13,878,383)
Total liabilities and deficit	$85,076	$198,193

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)
	2016	2015

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 7))	424,691	507,905
Depreciation	502	75,879
Research and development (including stock-based
compensation (Note 7))	112,243	134,489

Total operating expenses	537,436	718,273

Loss from operations	(537,436)	(718,273)

Other expense:
Interest expense, net	92,764	114,756

	92,764	114,756

Net loss	(630,200)	(833,029)

Net loss attributable to the noncontrolling interest	534	1,295

Net loss applicable to Bion's common stockholders	$(629,666)	$(831,734)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.03)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	23,544,122	22,289,077

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDEDSEPTEMBER 30, 2016
(UNAUDITED)

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock		Additional	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	paid-in capital	deficit	interest	equity/(deficit)

Balances, July 1, 2016	-	$-	23,573,057	$-	$102,278,364	$(116,216,493)	$59,746	$(13,878,383)

Issuance of common stock for services	-	-	20,492	-	16,556	-	-	16,556
Vesting of options for services	-	-	-	-	20,856	-	-	20,856
Sale of common stock	-	-	30,467	-	22,850	-	-	22,850
Sale of units	-	-	120,000	-	90,000	-	-	90,000
Warrants exercised for common stock	-	-	10,000	-	-	-	-	-
Conversion of debt	-	-	7,152	-	6,008	-	-	6,008
Net loss	-	-	-	-	-	(629,666)	(534)	(630,200)
Balances, September 30, 2016	-	$-	23,761,168	$-	$102,434,634	$(116,846,159)	$59,212	$(14,352,313)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(630,200)	$(833,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	502	75,879
Accrued interest on loan payable, deferred compensation and other	101,560	114,969
Stock-based compensation	37,412	41,272
Increase in prepaid expenses	(661)	(3,914)
Increase in accounts payable and accrued expenses	49,861	34,429
Increase in deferred compensation and convertible notes	215,400	227,400

Net cash used in operating activities	(226,126)	(342,994)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(3,260)
Net cash used by investing activities	-	(3,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	7,500	13,125
Proceeds from sale of common stock	22,850	-
Proceeds from sale of units	90,000	-
Proceeds from exercise of warrants	-	174,189

Net cash provided by financing activities	120,350	187,314

Net decrease in cash	(105,776)	(158,940)

Cash at beginning of period	170,194	339,286

Cash at end of period	$64,418	$180,346

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation	$6,008	$171,717
Exercise of warrants for promissory note receivable for shares	$-	$105,000

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT'S PLANS:
Organization and nature of business:
Bion Environmental Technologies, Inc. ("Bion" or "We" or the "Company") was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Confined Animal Feeding Operations ("CAFO's"). Bion's technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology. Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, can be optimized to maximize recovery of marketable nutrients for potential use as fertilizer (organic and/or inorganic) and/or feed additives plus renewable energy (and related environmental credits).
During the 2014 to 2016 fiscal years, the Company increased its research and development focus on augmenting the basic 'separate and aggregate' approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential "add-ons" and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion's technology and technology platform. We believe such activities will continue at least through the 2017 fiscal year, subject to availability of adequate financing for the Company's operations, of which there is no assurance.
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion's technology and technology platform on CAFOs as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water projects.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

Management believes that Bion's technology platform (including utilization of various third party technologies to supplement the Company's proprietary technologies), through the combination of remediation of the waste streams of large scale existing CAFOs with recovery of valuable marketable nutrients and renewable energy, can enable the integration of large-scale CAFO's and their end-product users, renewable energy production from the CAFO waste stream, on site utilization of the renewable energy generated and biofuel/ethanol production in an environmentally and economically sustainable manner while reducing the aggregate capital expense, operating costs and environmental footprint for the entire integrated complex ("Integrated Projects"). In the context of Integrated Projects, Bion's waste treatment process, in addition to mitigating polluting releases, enables generation of renewable energy from the CAFO waste stream, which renewable energy can be sold into renewable energy markets (with material economic incentives) and/or utilized by integrated facilities including ethanol plants, CAFO end-product processors (including cheese, ice cream and/or bottling plants in the case of dairy CAFO's and/or slaughter and/or processing facilities in the context of beef and/or swine CAFO's) and/or other users as a fossil fuel replacement. The nutrients (primarily nitrogen and phosphorus) can be harvested from the solids and liquid streams recovered from the livestock waste stream and can be utilized as either high value fertilizer (organic and/or inorganic) and/or the basis for high protein animal feed and the nutrient rich effluent can potentially be utilized in integrated hydroponic agriculture and/or field applied as fertilizer. Bion believes that its large scale Projects (including Integrated Projects) will produce high quality, traceable animal protein which can address consumer food safety/security concerns at a lower cost than current industry practices while also maintaining a far lower net environmental footprint per unit of protein produced due to water recycling (possible due to the removal of nutrients, etc. from the water by Bion's technology applications), production of renewable energy from the waste stream (reducing the use of fossil fuels), and multiple levels of economies of scale, co-location and integration savings in transportation and other logistics. Projects may involve various degrees of integration which will limit the benefits described herein.
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection ("PADEP") re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2016.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  No formal proposals are under consideration and only sporadic communication has taken place regarding the matters involved over the last 18 months.  It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date.
The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.
On May 5, 2016, Bion PA2 LLC ("PA2") executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities ("Kreider 2").
The Kreider projects are owned and operated by Bion through separate subsidiaries, in which Kreider has the option to acquire a noncontrolling interest. Substantial capital (equity and/or debt) has been and will continue to be expended on these projects. Additional funds will be required for continuing operations and additional capital expenditures for upgrades at Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that the Kreider 1 project will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits. A portion of Bion's research and development activities has taken place at the Kreider 1 facility.
Kreider 2 (not yet constructed) (and most future Projects) will be developed using Bion's 3G Tech to recover substantial marketable nutrients and renewable energy to supplement its revenue from nutrient reductions. The Company believes that the proceeds from multiple byproduct streams including i) fertilizer (organic and non-organic) and/or feed additives and ii) renewable energy (and related credits) can be reasonably projected to generate, in aggregate, revenue streams that, in certain circumstances, may exceed 50% of total revenues from such Project(s). To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company's activities have been negatively affected by the lack of such development.
Kreider 2 development work and technology evaluation, including execution of a stand-alone joint venture agreement, amended credit certification and discussions with potential joint venture partners, continues, which Project primarily relates to treatment of the wastes from Kreider's poultry operations. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2017. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

A significant portion of Bion's activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay and Midwest and Great Lakes states) and at the federal level (the Environmental Protection Agency ("EPA") and the Department of Agriculture ("USDA") (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. The Company anticipates that such efforts will continue in Pennsylvania and other Chesapeake Bay watershed states throughout the next 12 months and in various additional states thereafter.
Going concern and management's plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively and a net loss of approximately $630,000 during the three months ended September 30, 2016. At September 30, 2016, the Company has a working capital deficit and a stockholders' deficit of approximately $11,044,000 and $14,412,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.
The Company continues to explore sources of additional financing (including potential agreements with strategic partners –both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.
During the year ended June 30, 2016 the Company received total proceeds of $760,604 from the sale of its debt and equity securities. Proceeds during the 2016 fiscal year have been lower than in earlier years which reduction has negatively impacted the Company's business development efforts.
During the three months ended September 30, 2016, the Company received $112,850 from the sale of its debt and equity securities.
During fiscal years 2016 and 2015 and through the three months ended September 30, 2016, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company's senior management have made loans to the Company. Additionally, the Company made reductions in its personnel during the year ended June 30, 2014. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company's efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the 2017 fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.
The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) (including the Kreider 2 facility) and CAFO Retrofit waste remediation systems and to continue to operate the Kreider 1 facility. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of 'rights' and/or warrants (new and/or existing) during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

There is no realistic likelihood that funds required during the next twelve months or in the periods immediately thereafter for the Company's basic operations and/or proposed Projects will be generated from operations. Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation:
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bion Integrated Projects Group, Inc. ("Projects Group"), Bion Technologies, Inc., BionSoil, Inc., Bion Services, PA1, and PA2; and its 58.9% owned subsidiary, Centerpoint Corporation ("Centerpoint"). All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2016, and the results of operations and cash flows of the Company for the three months ended September 30, 2016 and 2015.  Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.
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
Warrants:
The Company has issued warrants to purchase common shares of the Company. Warrants are valued using a fair value based method, whereby the fair value of the warrant is determined at the warrant issue date using a market-based option valuation model based on factors including an evaluation of the Company's value as of the date of the issuance, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market and the historical valuations and purchases of the Company's warrants. When warrants are issued in combination with debt or equity securities, the warrants are valued and accounted for based on the relative fair value of the warrants in relation to the total value assigned to the debt or equity securities and warrants combined.
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
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

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
The Company expects that technology license fees will be generated from the licensing of Bion's integrated system. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company's interest in Integrated Projects will be recognized when the entity in which the Integrated Project has been developed recognizes such revenue.
Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During three months ended September 30, 2016 and 2015, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	September 30, 2016	September 30, 2015
Warrants	7,439,795	8,295,989
Options	4,260,537	4,413,870
Convertible debt	8,361,559	7,119,524
Convertible preferred stock	15,250	14,250

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2016 and 2015:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Shares issued – beginning of period	23,573,057	22,089,650
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	22,868,748	21,385,341
Weighted average shares for fully vested stock bonuses	600,000	600,000
Weighted average shares issued during the period	75,374	303,736
Basic weighted average shares – end of period	23,544,122	22,289,077

Reclassifications:
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation including the reclassification of accrued interest related to the Pennvest Loan from accounts payable and accrued expenses into loan payable and accrued interest.
Recent Accounting Pronouncements:
The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financial statements properly reflect the change.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted. The adoption of ASU No. 2014-15 did not have a material impact on the Company's financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	September 30, 2016	June 30, 2016
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,560	173,313
	2,795,700	2,797,453
Less accumulated depreciation	(2,791,943)	(2,793,194)
	$3,757	$4,259
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of September 30, 2016, management believes that no additional impairment exists.
Depreciation expense was $502 and $75,879 for the three months ended September 30, 2016 and 2015, respectively.
4. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $1,657,541 as of September 30, 2016. Included in the deferred compensation balances as of September 30, 2016, are $672,753, $227,166 and $116,182 owed Dominic Bassani ("Bassani"), the Company's Chief Executive Officer ("CEO"), Mark A. Smith ("Smith"), the Company's President, and Edward Schafer ("Schafer"), the Company's Vice Chairman, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company's common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company's common stock for the last 10 trading days of the immediately preceding month. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $399,956 as of September 30, 2016 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,172 shares, respectively, of the Company's common stock as of September 30, 2016 and, a former employee $72,500, which is not convertible and is non-interest bearing.
5. LOAN PAYABLE:
As of September 30, 2016, PA1, the Company's wholly-owned subsidiary, owes $8,621,827 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $867,827. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,001,000 in fiscal years 2013 through 2016, and $741,000 in fiscal year 2017, $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021 and $1,867,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for both of the three months ended September 30, 2016 and 2015, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2016.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. As of the date of this report, no formal proposals are under consideration and only sporadic communication has taken place regarding the matters involved over the past 18 months. It is not possible at this date to predict the outcome of this matter, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
In connection with the Pennvest Loan financing documents, the Company provided a 'technology guaranty' regarding nutrient reduction performance of Kreider 1 which was structured to expire when Kreider 1's nutrient reduction performance had been demonstrated. During August 2012 the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System had surpassed the requisite performance criteria and that the Company's 'technology guaranty' was met. As a result, the Pennvest Loan is solely an obligation of PA1.
6. CONVERTIBLE NOTES PAYABLE - AFFILIATES:
January 2015 Convertible Notes
The January 2015 Convertible Notes accrue interest at 4% per annum and are due and payable on December 31, 2017. The January 2015 Convertible Notes (including accrued interest, plus all future deferred compensation), are convertible, at the sole election of the noteholder, into Units consisting of one share of the Company's common stock and one quarter warrant to purchase a share of the Company's common stock, at a price of $0.50 per Unit until December 31, 2020. The warrant contained in the Unit shall be exercisable at $1.00 per share until December 31, 2020. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 "Embedded Derivatives" to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the "risks and rewards" of the embedded derivative instrument are not "clearly and closely related" to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company's limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, "Derivatives and Hedging".
As of September 30, 2016, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,566,944, $813,692 and $404,739, respectively.  During the three months ended September 30, 2016 and 2015, the Company recorded interest expense of $26,247 and $26,248, respectively, related to the January 2015 Convertible Notes.
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of September 30, 2016, including accrued interest, are $423,087, $17,079 and $86,447, respectively. The Company recorded interest expense related to the 2015 Convertible Notes of $5,093 and $1,218 for the three months ended September 30, 2016 and 2015, respectively.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)
7. STOCKHOLDERS' EQUITY:
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
During the years ended June 30, 2016 and 2015, the Company declared dividends of $2,000 and $2,000 respectively. During the three months ended September 30, 2016, the Company declared dividends of $500.  At September 30, 2016, accrued dividends payable are $10,500.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.  For the three months ended September 30, 2015 these amounts were presented differently but the September 30, 2015 financial statements were revised even though such revision previously was and continues to be immaterial to the prior year financial statements.
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
During the three months ended September 30, 2016, the Company issued 20,492 shares of the Company's common stock at prices ranging from $0.75 to $0.83 per share for services valued at $16,556, in the aggregate, to consultants and employees.
During the three months ended September 30, 2016, the Company issued 10,000 shares of the Company's restricted common stock upon receipt of its subscription receivable of $7,500 for the exercise of 10,000 warrants.
During the three months ended September 30, 2016, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 31, 2017 and pursuant thereto, the Company issued 120,000 units for total proceeds of $90,000.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $2,579 was allocated to the warrants and $87,421 was allocated to the shares, and both were recorded as additional paid in capital.
During the three months ended September 30, 2016, the Company sold 30,467 shares of the Company's common stock for $0.75 per share for total proceeds of $22,850.
During the three months ended September 30, 2016, a consultant elected to convert $6,008 of deferred compensation into 7,152 shares of the Company's common stock at a conversion rate of $0.84 per share.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

Warrants:
As of September 30, 2016, the Company had approximately 7.4 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2021.
The weighted-average exercise price for the outstanding warrants is $1.29, and the weighted-average remaining contractual life as of September 30, 2016 is 4.0 years.
During the three months ended September 30, 2016, warrants to purchase 722,319 shares of common stock of the Company at prices between $0.75 per share expired.
At June 30, 2016 the Company had a subscription agreement for the exercise of 10,000 warrants at an exercise price of $0.75, resulting in a subscription receivable of $7,500.  During the three months ended September 30, 2016, the received the subscription receivable of $7,500 and the Company issued 10,000 shares of the Company's common stock in satisfaction of the warrant exercise.
During the three months ended September 30, 2016, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 31, 2017 and pursuant thereto, the Company issued 120,000 units for total proceeds of $90,000.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $2,579 was allocated to the warrants and $87,421 was allocated to the shares, and both were recorded as additional paid in capital.
Stock options:
The Company's 2006 Consolidated Incentive Plan, as amended (the "2006 Plan"), provides for the issuance of options (and/or other securities) to purchase up to 22,000,000 shares of the Company's common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.
The Company recorded compensation expense related to employee stock options of $20,856 and $15,320 for the three months ended September 30, 2016 and 2015, respectively. The Company granted 35,000 and nil options during the three months ended September 30, 2016 and 2015, respectively.
The fair value of the options granted during the three months ended September 30, 2016 and 2015 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, September 30, 2016	Range, September 30, 2016	Weighted Average, September 30, 2015	Range, September 30, 2015
Volatility	81%	78%-86%	-	-
Dividend yield	-	-	-	-
Risk-free interest rate	0.93%	0.82%-0.97%	-	-
Expected term (years)	3.7	3-4	-	-
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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

A summary of option activity under the 2006 Plan for the three months ended September 30, 2016 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2016	4,225,537	$1.79	4.1	$158,675
Granted	35,000	1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2016	4,260,537	$1.78	3.4	$124,375
Exercisable at September 30, 2016	4,210,537	$1.80	3.4	$111,875

The following table presents information relating to nonvested stock options as of September 30, 2016:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2016	50,000	$ 0.76
Granted	35,000	0.45
Vested	(35,000)	(0.45)
Nonvested at September 30, 2016	50,000	$ 0.76

The total fair value of stock options that vested during the three months ended September 30, 2016 and 2015 was $15,900 and nil, respectively. As of September 30, 2016, the Company had $4,957 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company's financial statements for the three months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015
General and administrative:
Fair value of stock options expensed	$16,495	$1,838
Total	$16,495	$1,838

Research and development:
Fair value of stock options expensed	$4,361	$13,482
Total	$4,361	$13,482

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

8. COMMITMENTS AND CONTINGENCIES:
Employment and consulting agreements:
Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months). As part of the Extension Agreement, the balance of Smith's existing convertible note payable as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,520 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017. Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50). In October 2015, the Company executed an Extension Agreement ("FY2016 Extension Agreement") with Smith pursuant to which Smith extended his employment with the Company to June 30, 2016 (with Company having an option to extend his employment an additional six months). As part of the FY2016 Extension Agreement, Smith: i) will continue to defer his cash compensation ($19,000 per month) until the Board of Directors re-instates cash payments, ii) has been granted 100,000 new options which vested immediately, and iii) has been granted 75,000 shares of common stock as an extension bonus which are immediately vested and were issued on January 5, 2016. As of July 1, 2016, Smith is working under a month to month contract extension until a longer term agreement is reached.
Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided. The Board appointed Bassani as the Company's CEO effective May 13, 2011. During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which are to be issued January 15, 2016 and 100,000 shares are to be issued January 15, 2017. The stock grants were expensed in the years they were awarded as they are fully vested. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) As part of the agreement, the Company's then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 8). In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company's common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company's accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani: i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 8). Additionally, pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer will continue to provide services to the Company through December 31, 2015.  Additionally, pursuant to the agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, and ii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company. In January 2016, Schafer agreed to extend his agreement with the Company through December 31, 2016. During June 2016, Schafer and the Company determined that due to other obligations Schafer's involvement with the Company during the 2016 fiscal year was less than anticipated and reduced his fiscal year 2016 compensation (all of which had been deferred) by $160,000 and future compensation will be determined periodically based on evaluation by the board of directors.
Contingent stock bonuses:
The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses are contingent upon the Company's stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached.
The Company's outstanding contingent stock bonuses as of September 30, 2016 are as follows:
Target Price per share	$5.00	$10.00	$20.00
Number of shares	50,000	40,000	27,500
Execution/exercise bonuses:
As part of agreements the Company entered into with Bassani and Smith effective May 15, 2013, they were each granted the following: a) a 50% execution/exercise bonus which shall be applied upon the effective date of the notice of intent to exercise (for options and warrants) or issuance event, as applicable, of any currently outstanding and/or subsequently acquired options, warrants and/or contingent stock bonuses owned by each (and/or their donees) as follows: i) in the case of exercise by payment of cash, the bonus shall take the form of reduction of the exercise price; ii) in the case of cashless exercise, the bonus shall be applied to reduce the exercise price prior to the cashless exercise calculations; and iii) with regard to contingent stock bonuses, issuance shall be triggered upon the Company's common stock reaching a closing price equal to 50% of currently specified price; and b) the right to extend the exercise period of all or part of the applicable options and warrants for up to five years (one year at a time) by annual payments of $.05 per option or warrant to the Company on or before a date during the three months prior to expiration of the exercise period at least three business days before the end of the expiration period. Effective January 1, 2016 such annual payments to extend warrant exercise periods have been reduced to $.01 per option or warrant.
During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to Jon Northrop, the Company's other board member.
As of September 30, 2016, the execution/exercise bonus was applicable to 3,070,000 of the Company's outstanding options and 6,753,219 of the Company's outstanding warrants.
Litigation:
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Notes 1 and Note 5).
The Company currently is not involved in any other material litigation.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

9. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to September 30, 2016 for recognition and disclosure in the financial statements and notes to the financial statements.
From October 1, 2016 through November 11, 2016, the Company has issued 2,137 shares of the Company's common shares to an employee for services valued at approximately $2,000.
On October 10, 2016, the Company:
a)
approved the cancellation the 117,500 outstanding contingent stock bonus shares and replaced the cancelled contingent stock bonuses with  109,500 fully vested options to purchase shares of the Company's common shares at an exercise price of $1.00 per share until December 31, 2020.

b)	approved the modification of certain stock options to certain employees and consultants which will reduce the exercise prices to such options to $1.50 per share.

c)	granted 125,000 bonus shares, in aggregate, to certain employees and consultants with various issuance dates from January 15, 2017 to January 15, 2020.

d)	granted 75,000 options to purchase shares of the Company's common shares at an exercise price of $1.00 per share with vesting occurring from December 31, 2016 through December 31, 2017.

e)
approved a month to month contract extension with Smith which includes provisions for i)   issuance of 25,000 bonus shares of the Company's common shares on January 15, 2017, ii) grant of 75,000 options to purchase shares of the Company's common shares at $0.90 per share with expiry date of December 31, 2020, which options are subject to the exercise/extension bonus, iii) a monthly deferred salary of $18,000 effective October 1, 2016, iv) the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018, and v) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at "market" or into securities sold in the Company's current/most recent private offering at the price of such offering to third parties.

f)
modified 60,000 outstanding warrants owned by Bassani to make them subject to the exercise/extension bonus applicable to his other warrants/options and granted Bassani the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018.

g)	issued 25,000 warrants to purchase the Company's common shares at $0.90 per share, expiring on December 31, 2019 to a consultant for services.

Effective October 12, 2016, the Company agreed to cancel 650,000 bonus shares due to be issued to employees during January 2017, of which 600,000 were bonus shares due to Bassani and 25,000 bonus shares were due to Smith.

On November 9, 2016, the Company's Board of Directors ratified:

a)
the sale to Smith, effective November 9, 2016, of warrants to purchase 40,000 shares of the Company's common stock exercisable at $1.00  per share until December 31, 2021 (which warrants are subject to an exercise bonus) at the purchase price of $.05 per warrant ($2,000, in aggregate) which was paid by reduction of Smith's accrued deferred compensation.

b)
the sale to Bassani, effective November 9, 2016, of warrants to purchase 800,000 shares of the Company's common stock exercisable at a price of $1.00 per share until December 31, 2021 (which warrants are subject to an augmented exercise bonus), at a purchase price of $.05 per warrant ($40,000, in aggregate) which was paid by a note from Bassani due November 15, 2017.

c)
the sale to an employee, effective November 9, 2016, of warrants to purchase 40,000 shares of the Company's common stock exercisable at $1.00  per share until December 31, 2021 (which warrants are subject to an exercise bonus) at the purchase price of $.05 per warrant ($2,000, in aggregate) which was paid by reduction of the employee's accrued deferred compensation.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay)  to gain product or regulatory approvals in the United States (or particular states) or foreign countries and failure to capitalize upon access to new markets.  Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA1 on its loan secured by the Kreider 1 system, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, Bion's limited management team, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion's technologies and applications thereof, and/or  delays in Bion's development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources. Bion disclaims any obligation subsequently to revise any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company's Form 10-K for the year ended June 30, 2016.

BUSINESS OVERVIEW
During the 2014 and 2015 fiscal years, the Company increased its research and development activities toward development of our 3G Tech with focus on augmenting the basic 'separate and aggregate' approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential "add-ons" and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2016 fiscal year with increased focus on recovery of marketable 'byproducts' (including nutrients and renewable natural gas) and completion of development of Bion's 3G Tech and technology platform. We believe such activities will continue at least through the 2017 fiscal year, subject to availability of adequate financing for the Company's operations, of which there is no assurance.

Operational results from the initial commercial system (utilizing our 2G Tech) confirmed the ability of Bion's technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion's current 2G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing a portion of valuable nutrients for reuse (in organic and/or non-organic forms), Bion's 2nd generation technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency ("EPA") and other regulatory agencies and it is protected by Bion's portfolio of U.S. and international patents (both issued and applied for). Currently, research and development activities are underway to improve, update and move toward completion and commercialization of our 3G Tech systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams.
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target.
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" below.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are under consideration and only sporadic communication has taken place regarding the matters involved over the last 18 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.
During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date.
The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions.
Bion continues its pre-develop work related to a waste treatment/renewable energy production facility to treat the waste from KF's approximately 5+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2").  During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's subsequent amended application during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2017 calendar year or early 2018, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

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

A significant portion of Bion's current activities concern efforts with private and public stakeholders (at local and state level) in PA, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania's taxpayers up to 80% of previously estimated costs (potential savings for PA in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution ("Coalition") was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be 'scored' to reflect the value of the benefits to PA's interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion's Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled "Special Report on the Importance of Meeting Pennsylvania's Chesapeake Bay Nutrient Reduction Targets" which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) 'The Watershed Improvement Act', which, if adopted, would have established a program that will allow the Pennsylvania's tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural 'best management practices' and public works and storm water authorities. On May 6, 2015, the PA Senate Majority Policy Committee held a hearing on SB 724.  Testifying in support of this legislation was Elliot Keller of JBS in Souderton PA, Phil Durgin – Executive Director of the PA Legislative Budget and Finance Committee, Ron Kreider of Kreider Farms, Ed Schafer representing the Coalition, and Mike McCloskey representing the National Milk Distributors Association. Bion's activity related to such legislation has intensified with increased stakeholder support and increasing attacks on the Company by those opposed to the legislation and Bion believes the primary provisions of such legislation will be incorporated into legislation that may be passed (in some version) by the Pennsylvania Legislature during 2016-2017, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there was vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company responded in a press release and postings on its website. As a result, Bion is exploring the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company's business and positions. If legislation similar to SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company's existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

The Company believes that Pennsylvania is 'ground zero' in the long-standing clean water battle between agriculture and the further regulation of agriculture relative to nutrient impacts. The ability of Bion and other technology providers to achieve verified reductions from agricultural non-point sources can resolve the current stalemate and enable implementation of constructive solutions that benefit all stakeholders, providing a mechanism that ensures that taxpayer funds will be used to achieve the most beneficial result at the lowest cost, regardless of source. All sources, point and non-point, rural and urban, will be able to compete for tax payer-funded nitrogen reductions in a fair and transparent process; and since payment from the tax and rate payers would now be performance-based, these providers will be held financially accountable.

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watershed, both within and outside of Pennsylvania, make the case for adoption of the strategies outlined in the Report less an issue of 'if', but of 'when and how'. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen reductions such as Bion, by allocating existing tax- and rate-payer clean water funding to low cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed can also provide a working policy model and platform for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds.

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

The Company's audited financial statements for the years ended June 30, 2016 and 2015 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $630,000 and $833,000 for the three months ended September 30, 2016 and 2015.  At September 30, 2016, the Company had a working capital deficit and a stockholders' deficit of approximately $11,044,000 and $14,412,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
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
Stock-based compensation
The Company follows the provisions of Accounting Standards Codification ("ASC") 718, which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based upon their grant date fair values.
Derivative Financial Instruments:
Pursuant to ASC Topic 815 "Derivatives and Hedging" ("Topic 815"), the Company reviews all financial instruments for the existence of features which may require fair value accounting and a related mark-to-market adjustment at each reporting period end. Once determined, the Company assesses these instruments as derivative liabilities. The fair value of these instruments is adjusted to reflect the fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Warrants:
The Company has issued warrants to purchase common shares of the Company. Warrants are valued using a fair value based method, whereby the fair value of the warrant is determined at the warrant issue date using a market-based option valuation model based on factors including an evaluation of the Company's value as of the date of the issuance, consideration of the Company's limited liquid resources and business prospects, the market price of the Company's stock in its mostly inactive public market and the historical valuations and purchases of the Company's warrants. When warrants are issued in combination with debt or equity securities, the warrants are valued and accounted for based on the relative fair value of the warrants in relation to the total value assigned to the debt or equity securities and warrants combined.
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
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the new standard and assessing the potential impact on its operations and financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern." The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted. The Company believes the adoption of ASU No. 2014-15 will not have a material impact on its financial statements.

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015
Revenue
Total revenues were nil for both the three months ended September 30, 2016 and 2015, respectively.
General and Administrative
Total general and administrative expenses were $425,000 and $508,000 for the three months ended September 30, 2016 and 2015, respectively.
General and administrative expenses, excluding stock-based compensation charges of $16,000 and $2,000, were $409,000 and $506,000 for the three months ended September 30, 2016 and 2015, respectively, representing a $97,000 decrease.  Salaries and related payroll tax expenses were $76,000 and $$78,000 for the three months ended September 30, 2016 and 2015, respectively.  Consulting costs were $159,000 and $241,000 for the three months ended September 30, 2016 and 2015, respectively, representing a $82,000 decrease primarily due to decrease in the costs of services provided by Schafer during the three months ended September 30, 2016 and a shift in services provided by the Company's CEO to more research and development activities.   Investor relation costs increased from $24,000 for the three months ended September 30, 2015 to $33,000 for the three months ended September 30, 2016 due to the Company's hiring of a new investor relations development firm during the three months ended September 30, 2016.  Travel expenses were $10,000 and $20,000 for the three months ended September 30, 2016 and 2015, respectively, representing a $10,000 decrease.

General and administrative stock-based employee compensation for the three months ended September 30, 2016 and 2015 consists of the following:
	Three Months ended September 30, 2016	Three Months ended September 30, 2015
General and administrative:
Fair value of stock options expensed under ASC 718	$16,000	$2,000
Total	$16,000	$2,000

Stock-based compensation charges were $16,000 and $2,000 for the three months ended September 30, 2016 and 2015, respectively.  The increase in the fair value of stock options expensed for the three months ended September 30, 2016 is due to the fact that 35,000 options were granted and vested during the three months ended September 30, 2016, while no options were granted during the same period in fiscal year 2016.
Depreciation
Total depreciation expense was $1,000 and $76,000 for the three months ended September 30, 2016 and 2015, respectively.  Depreciation expense is lower for the three months ended September 30, 2016 due to the fiscal year 2016 $1,685,000 impairment of the Kreider 1 assets which reduced the net book value of those assets to zero.
Research and Development
Total research and development expenses were $112,000 and $134,000 for the three months ended September 30, 2016 and 2015, respectively.
Research and development expenses, excluding stock-based compensation expenses of $4,000 and $13,000 were $108,000 and $121,000 for the three months ended September 30, 2016 and 2015, respectively.  The primary reason for the decrease is due to less expenses related to the pilot program testing to enhance the Company's technology during the three months ended September 30, 2016.
Research and development stock-based employee compensation for the three months ended September 30, 2016 and 2015 consists of the following:

	Three Months ended September 30, 2016	Three Months ended September 30, 2015
Research and development:
Fair value of stock options expensed under ASC 718	$4,000	$13,000
Total	$4,000	$13,000
Stock-based compensation expenses were $4,000 and $13,000 and for the three months ended September 30, 2016 and 2015, respectively.  The decrease resulted from a reduced number of option vesting to an employee performing research and development during the three months ended September 30, 2016. No new options were granted in either three month period.

Loss from Operations
As a result of the factors described above, the loss from operations was $537,000 and $718,000 for the three months ended September 30, 2016 and 2015, respectively.
Other Expense (Income)
Other expense was $93,000 and $115,000 for the three months ended September 30, 2016 and 2015, respectively.  Interest expense decreased $22,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to the restructuring of various notes during September 2015 which reduced the interest owed for the three months ended September 30, 2015.  Interest expense related to the Pennvest loan was $49,000 for both periods.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $1,000 for both the three months ended September 30, 2016 and 2015, respectively.
Net Loss Attributable to Bion's Common Stockholders
As a result of the factors described above, the net loss attributable to Bion's stockholders was $630,000 and $832,000 for the three months ended September 30, 2016 and 2015, respectively, and the net loss per basic and diluted common share was $0.03 and $0.04 for the three months ended September 30, 2016 and 2015, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company's consolidated financial statements for the three months ended September 30, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.
Operating Activities
As of September 30, 2016, the Company had cash of approximately $64,000. During the three months ended September 30, 2016, net cash used in operating activities was $226,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.
Investing Activities
During the three months ended September 30, 2016, the Company did not have any investing activities.
Financing Activities
During the three months ended September 30, 2016, the Company received cash proceeds of $7,500 due to the receipt of a subscription receivable for the exercise of 10,000 warrants.  The Company also received cash proceeds of $23,000 from the sale of 30,467 shares the Company's common stock at a price of $0.75 per share.  The Company also received cash proceeds of $90,000 from the sale of 120,000 units which consisted of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 30, 2017.

As of September 30, 2016 the Company has debt obligations consisting of: a) deferred compensation of $1,658,000, b) convertible notes payable – affiliates of $3,312,000, and, c) a loan payable of $7,754,000 (owed by PA1) (plus accrued interest of $868,000).
Plan of Operations and Outlook
As of September 30, 2016, the Company had cash of approximately $64,000.
The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 through 2016, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and through 2016, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2017 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes. As of September 30, 2016, such deferrals totaled approximately $4,970,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
The Company is not currently generating any significant revenues. Further, the Company's anticipated revenues, if any, from existing projects and proposed Projects will not be sufficient to meet the Company's anticipated operational and capital expenditure needs for many years. During the three months ended September 30, 2016 the Company raised proceeds of approximately $113,000 through the sale of its securities (Note 7 to Financial Statements) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are under consideration and only sporadic communication has taken place regarding the matters involved over the last 18 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.
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
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target. While the Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO's in the Northeast and Midwest (and elsewhere), we have met with extremely limited success to date. Bion considers these to be a large potential markets for the Company's growth over the next 36 months (and thereafter). Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, the Company believes it will be able to succeed at such activities based on the operating results of its technologies and systems.
Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2").  The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2017 calendar year or early 2018, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

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
CONTRACTUAL OBLIGATIONS
We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are under consideration and only sporadic communication has taken place regarding the matters involved over the last 18 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.
During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.
The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S‑K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures.
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2016.
(b)  Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC ('PA-1') pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90 days.  No proposals are currently under consideration to resolve this matter.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that it remains possible that negotiations will lead to a commercially reasonable loan modification agreement  be reached between PA-1 and Pennvest. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.
The Company currently is not involved in any other material litigation.
Item 1A.  Risk Factors.
Not applicable.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2016, the Company sold the following restricted securities: a) 12,354  shares issued pursuant to our 2006 Consolidated Incentive Plan ('Plan'), valued at $10,453 in aggregate, to an employee and consultants for services, and b) 8138 shares were issued for conversion of debt totaling $6,103 and c) 120,000 units at $0.75 per unit were sold and the Company received proceeds of $90,000 (each unit consisted of one share of the Company's restricted common stock and one warrant to purchase half of a share of the Company's restricted common stock at $1.00 per share until December 31, 2017) and d) 30,467 shares of the Company's restricted common stock were sold at $0.75 per share for gross proceeds of $22,850.   In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.
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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 14, 2016	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2016	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer