Form 10-Q
period 2016-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2017-02-10
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  On February 10, 2017, there were 24,163,656 Common Shares issued and 23,459,347 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(unaudited)
ASSETS

Current assets:
Cash	$7,635	$170,194
Prepaid expenses	8,201	15,240
Subscription receivable	-	7,500
Deposits and other receivables	1,180	1,000

Total current assets	17,016	193,934

Property and equipment, net (Note 3)	3,254	4,259

Total assets	$20,270	$198,193

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$866,321	$768,272
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $31,000 and $30,000, respectively (Note 7)	28,400	27,400
Deferred compensation (Note 4)	1,879,473	1,436,595
Convertible notes payable - affiliates (Note 6)	3,343,328	-
Loan payable and accrued interest (Note 5)	8,679,992	8,563,662

Total current liabilities	14,797,514	10,795,929

Convertible notes payable - affiliates (Note 6)	-	3,280,647

Total liabilities	14,797,514	14,076,576

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 23,784,363 and 23,573,057 shares issued, respectively; 23,080,054 and 22,868,748 shares outstanding, respectively	-	-
Additional paid-in capital	102,797,550	102,278,364
Subscription receivable - affiliate	(40,000)	-
Accumulated deficit	(117,593,144)	(116,216,493)

	(14,835,594)	(13,938,129)

Noncontrolling interest	58,350	59,746

Total deficit	(14,777,244)	(13,878,383)
Total liabilities and deficit	$20,270	$198,193
See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
(UNAUDITED)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	526,697	550,095	951,388	1,058,000
Depreciation	503	76,083	1,005	151,962
Research and development (including stock-based
compensation (Note 8))	126,082	84,286	238,325	218,775

Total operating expenses	653,282	710,464	1,190,718	1,428,737

Loss from operations	(653,282)	(710,464)	(1,190,718)	(1,428,737)

Other expense:
Interest expense, net	94,565	86,905	187,329	201,661

	94,565	86,905	187,329	201,661

Net loss	(747,847)	(797,369)	(1,378,047)	(1,630,398)

Net loss attributable to the noncontrolling interest	862	1,274	1,396	2,569

Net loss applicable to Bion's common stockholders	$(746,985)	$(796,095)	$(1,376,651)	$(1,627,829)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.03)	$(0.03)	$(0.06)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	23,328,499	22,585,001	23,436,311	22,437,039

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
SIX MONTHS ENDED DECEMBER 31, 2016
(UNAUDITED)

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock		Additional	Subscription Receivable -	Accumulated	Noncontrolling	Total equity/
	Shares	Amount	Shares	Amount	paid-in capital	affiliate	deficit	interest	(deficit)

Balances, July 1, 2016	-	$-	23,573,057	$-	$102,278,364	$-	$(116,216,493)	$59,746	$(13,878,383)

Issuance of common stock for services	-	-	23,687	-	19,507	-	-	-	19,507
Vesting of options and stock bonuses for services	-	-	-	-	144,600	-	-	-	144,600
Modification of options	-	-	-	-	177,471	-	-	-	177,471
Sale of common stock	-	-	30,467	-	22,850	-	-	-	22,850
Sale of units	-	-	140,000	-	105,000	-	-	-	105,000
Commissions on sale of units	-	-	-	-	(1,500)	-	-	-	(1,500)
Issuance of warrants	-	-	-	-	45,250	(40,000)	-	-	5,250
Warrants exercised for common stock	-	-	10,000	-	-	-	-	-	-
Conversion of debt	-	-	7,152	-	6,008	-	-	-	6,008
Net loss	-	-	-	-	-	-	(1,376,651)	(1,396)	(1,378,047)
Balances, December 31, 2016	-	$-	23,784,363	$-	$102,797,550	$(40,000)	$(117,593,144)	$58,350	$(14,777,244)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2016 AND 2015
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,378,047)	$(1,630,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,005	151,962
Accrued interest on loan payable, deferred compensation and other	204,917	201,940
Stock-based compensation	346,828	233,094
Decrease in prepaid expenses	7,039	6,153
Increase in accounts payable and accrued expenses	98,049	27,351
Increase in deferred compensation	423,800	490,800

Net cash used in operating activities	(296,409)	(519,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(4,251)
Net cash used by investing activities	-	(4,251)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	7,500	13,125
Proceeds from sale of common stock	22,850	-
Proceeds from sale of units	105,000	183,000
Commissions on sale of units	(1,500)	(18,300)
Proceeds from exercise of warrants	-	184,689

Net cash provided by financing activities	133,850	362,514

Net decrease in cash	(162,559)	(160,835)

Cash at beginning of period	170,194	339,286

Cash at end of period	$7,635	$178,451

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation	$6,008	$171,717
Exercise of warrants for promissory note receivable for shares	$-	$105,000
Purchase of warrants for subscription receivable - affiliate	$40,000	-

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2016

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
During the 2014 to 2016 fiscal years, the Company increased its research and development focus on augmenting the basic 'separate and aggregate' approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential "add-ons" and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion's technology and technology platform. We believe such activities will continue at least through the 2017 fiscal year (and likely longer), subject to availability of adequate financing for the Company's operations, of which there is no assurance.
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion's technology and technology platform on CAFOs as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water projects.

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection ("PADEP") re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2016.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 30 months.  It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
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
Kreider 2 development work and technology evaluation, including execution of a stand-alone joint venture agreement, amended credit certification and discussions with potential joint venture partners, continues, which Project primarily relates to treatment of the wastes from Kreider's poultry operations. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2018. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.
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

Going concern and management's plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively and a net loss of approximately $1,378,000 during the six months ended December 31, 2016. At December 31, 2016, the Company has a working capital deficit and a stockholders' deficit of approximately $14,777,000 and $14,777,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.
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
During the six months ended December 31, 2016, the Company received $127,850 gross proceeds from the sale of its debt and equity securities.
During fiscal years 2016 and 2015 and through the six months ended December 31, 2016, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company's senior management have made loans to the Company. Additionally, the Company made reductions in its personnel during the year ended June 30, 2014. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company's efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the 2017 fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.
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
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2016, and the results of operations and cash flows of the Company for the three and six months ended December 31, 2016 and 2015.  Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.
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
The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the loan payable approximates its carrying amount as it bears interest at rates commensurate with market rates. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value. The fair value of the promissory note receivable – affiliate, deferred compensation and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.
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

Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During six months ended December 31, 2016 and 2015, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	December 31, 2016	December 31, 2015
Warrants	8,354,795	8,396,364
Options	4,520,037	4,513,870
Convertible debt	8,710,252	7,562,213
Convertible preferred stock	15,500	14,500

The following is a reconciliation of the denominators of the basic loss per share computations for the three and six months ended December 31, 2016 and 2015:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	Six months ended December 31, 2015
Shares issued – beginning of period	23,761,168	22,606,852	23,573,057	22,089,650
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	23,056,859	21,902,543	22,868,748	21,385,341
Weighted average shares for fully vested stock bonuses	260,870	652,989	430,435	626,495
Weighted average shares issued during the period	10,770	29,469	137,128	425,203
Basic weighted average shares – end of period	23,328,499	22,585,001	23,436,311	22,437,039

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
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016.  Once the Company begins to generate revenue, the Company does not anticipate any material impact on its operations and financial statements.
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

3.    PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	December 31, 2016	June 30, 2016
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	173,313	173,313
	2,797,453	2,797,453
Less accumulated depreciation	(2,794,199)	(2,793,194)
	$3,254	$4,259
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of December 31, 2016, management believes that no additional impairment exists.
Depreciation expense was $503 and $76,083 for the three months ended December 31, 2016 and 2015, respectively, and $1,005 and $151,962 for the six months ended December 31, 2016 and 2015, respectively.
4.     DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $1,879,473 as of December 31, 2016. Included in the deferred compensation balances as of December 31, 2016, are $772,629, $281,590 and $117,292 owed Bassani, Mark A. Smith ("Smith"), the Company's President, and Edward Schafer ("Schafer"), the Company's Vice Chairman, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company's common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company's common stock for the last 10 trading days of the immediately preceding month. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $466,478 as of December 31, 2016 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,186 shares, respectively, of the Company's common stock as of December 31, 2016 and, a former employee $72,500, which is not convertible and is non-interest bearing.

5.     LOAN PAYABLE:
As of December 31, 2016, PA1, the Company's wholly-owned subsidiary, owes $8,679,992 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $925,992. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,001,000 in fiscal years 2013 through 2016, and $741,000 in fiscal year 2017, $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021 and $1,867,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for both of the three months ended December 31, 2016 and 2015, respectively. The Company has incurred interest expense related to the Pennvest Loan of $98,747 for both of the six months ended December 31, 2016 and 2015, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2016.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. As of the date of this report, no formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the past 30 months. It is not possible at this date to predict the outcome of this matter, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
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
As of December 31, 2016, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,581,710, $821,360 and $408,553, respectively.  During both of the three months ended December 31, 2016 and 2015, the Company recorded interest expense of $26,247, respectively, related to the January 2015 Convertible Notes.  The Company recorded $52,495 for both the six months ended December 31, 2016 and 2015, respectively.
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of December 31, 2016, including accrued interest, are $427,179, $17,244 and $87,282, respectively. The Company recorded interest expense related to the 2015 Convertible Notes of $5,092 and $5,093 for the three months ended December 31, 2016 and 2015, respectively.  The Company recorded interest expense of $10,185 and $6,311 for the six months ended December 31, 2016, respectively.

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
During the years ended June 30, 2016 and 2015, the Company declared dividends of $2,000 and $2,000 respectively. During the three and six months ended December 31, 2016, the Company declared dividends of $500 and $1,000, respectively.  At December 31, 2016, accrued dividends payable are $11,000.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.  For the three and six months ended December 31, 2015 these amounts were presented differently but the December 31, 2015 financial statements were revised even though such revision previously was and continues to be immaterial to the prior year financial statements.
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
During the six months ended December 31, 2016, the Company issued 23,687 shares of the Company's common stock at prices ranging from $0.75 to $1.02 per share for services valued at $19,507, in the aggregate, to consultants and employees.
During the six months ended December 31, 2016, the Company issued 10,000 shares of the Company's restricted common stock upon receipt of its subscription receivable of $7,500 for the exercise of 10,000 warrants.
During the six months ended December 31, 2016, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 31, 2017 and pursuant thereto, the Company issued 140,000 units for total proceeds of $105,000, net proceeds of $103,500 after commissions.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $2,968 was allocated to the warrants and $102,032 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2016, the Company sold 30,467 shares of the Company's common stock for $0.75 per share for total proceeds of $22,850.
During the six months ended December 31, 2016, a consultant elected to convert $6,008 of deferred compensation into 7,152 shares of the Company's common stock at a conversion rate of $0.84 per share.
Warrants:
As of December 31, 2016, the Company had approximately 8.4 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2021.
The weighted-average exercise price for the outstanding warrants is $1.26, and the weighted-average remaining contractual life as of December 31, 2016 is 3.8 years.
During the six months ended December 31, 2016, warrants to purchase 722,319 shares of common stock of the Company at prices between $0.75 per share expired.
At June 30, 2016 the Company had a subscription agreement for the exercise of 10,000 warrants at an exercise price of $0.75, resulting in a subscription receivable of $7,500.  During the six months ended December 31, 2016, the received the subscription receivable of $7,500 and the Company issued 10,000 shares of the Company's common stock in satisfaction of the warrant exercise.
During the six months ended December 31, 2016, Smith and a consultant each purchased 40,000 warrants at an exercise price of $1.00, with expiry dates of December 31, 2021.  Smith and the consultant utilized deferred compensation of $2,000 each to purchase the warrants.
During the six months ended December 31, 2016, a consultant was issued 25,000 warrants at $0.90, expiring on December 31, 2019 in exchange for services valued at $1,250.
During the six months ended December 31, 2016, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 31, 2017 and pursuant thereto, the Company issued 140,000 units for gross proceeds of $105,000.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $2,968 was allocated to the warrants and $102,032 was allocated to the shares, and both were recorded as additional paid in capital.
During the six months ended December 31, 2016, the Company received an interest bearing, secured promissory note for $40,000 from Bassani as consideration to purchase warrants to purchase 800,000 shares of the Company's restricted common stock, which warrants are exercisable at $1.00 and have expiry dates of December 31, 2021 ("Bassani Warrant").  The promissory note bears interest at 4% per annum, is secured by a perfected security interest in the Bassani Warrant, and is payable on November 15, 2017.

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
During the six months ended December 31, 2016, the Company approved the modification of existing stock options held by an employee and two former employees, who are now consultants, which extended certain expiration dates and reduced certain exercise prices, which resulted in incremental non-cash compensation expense of $177,471.
During the six months ended December 31, 2016, the Company approved the issuance of 100,000 shares in stock bonuses to an employee and a consultant with various vesting dates from April 15, 2017 through January 15, 2020.  The Company recorded $14,784 of non-cash compensation related to the stock bonuses for the three and six months ended December 31, 2016, respectively.
The Company recorded compensation expense related to employee stock options of $108,960 and $74,320 for the three months ended December 31, 2016 and 2015, respectively, and $129,816 and $89,640 for the six months ended December 31, 2016 and 2015, respectively. The Company granted 294,500 and 100,000 options during the six months ended December 31, 2016 and 2015, respectively.
The fair value of the options granted during the six months ended December 31, 2016 and 2015 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, December 31, 2016	Range, December 31, 2016	Weighted Average, December 31, 2015	Range, December 31, 2015
Volatility	79%	78%-86%	74%	74%
Dividend yield	-	-	-	-
Risk-free interest rate	1.14%	0.82%-1.17%	1.75%	1.75%
Expected term (years)	4.0	3-4	5	5
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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2016 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2016	4,225,537	$1.79	4.1	$158,675
Granted	294,500	1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2016	4,520,037	$1.42	3.4	$31,125
Exercisable at December 31, 2016	4,420,037	$1.44	3.3	$38,625

The following table presents information relating to nonvested stock options as of December 31, 2016:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2016	50,000	$ 0.76
Granted	294,500	0.47
Vested	(244,500)	(0.47)
Nonvested at December 31, 2016	100,000	$ 0.61

The total fair value of stock options that vested during the six months ended December 31, 2016 and 2015 was $113,770 and $59,000, respectively. As of December 31, 2016, the Company had $16,867 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company's financial statements for the three and six months ended December 31, 2016 and 2015 are as follows:

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	Six months ended December 31, 2015
General and administrative:
Fair value of stock bonuses expensed	$6,830	$69,000	$6,830	$69,000
Change in fair value from modification of option terms	166,031	42,550	166,031	42,550
Fair value of stock options expensed	90,067	62,371	106,565	64,209
Total	$262,928	$173,921	$279,426	$175,759

Research and development:
Fair value of stock bonus expensed	$7,954	$-	$7,954	$-
Change in fair value from modification of option terms	11,440	-	11,440	-
Fair value of stock options expensed	18,889	11,949	23,251	25,431
Total	$38,283	$11,949	$42,645	$25,431

8.    COMMITMENTS AND CONTINGENCIES:
Employment and consulting agreements:
Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months). As part of the Extension Agreement, the balance of Smith's existing convertible note payable as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,520 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017. Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50). In October 2015, the Company executed an Extension Agreement ("FY2016 Extension Agreement") with Smith pursuant to which Smith extended his employment with the Company to June 30, 2016 (with Company having an option to extend his employment an additional six months). As part of the FY2016 Extension Agreement, Smith: i) will continue to defer his cash compensation ($19,000 per month) until the Board of Directors re-instates cash payments, ii) has been granted 100,000 new options which vested immediately, and iii) has been granted 75,000 shares of common stock as an extension bonus which are immediately vested and were issued on January 5, 2016. As of July 1, 2016, Smith is working under a month to month contract extension until a longer term agreement is reached.  On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i)   issuance of 25,000 bonus shares of the Company's common shares on January 15, 2017 (which were subsequently cancelled), ii) grant of 75,000 options to purchase shares of the Company's common shares at $0.90 per share with expiry date of December 31, 2020, which options are subject to the exercise/extension bonus, iii) a monthly deferred salary of $18,000 effective October 1, 2016, iv) the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on January 27, 2017 to the right to convert up to $250,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018), and v) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at "market" or into securities sold in the Company's current/most recent private offering at the price of such offering to third parties.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided. The Board appointed Bassani as the Company's CEO effective May 13, 2011. During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which are to be issued January 15, 2016 and 100,000 shares are to be issued January 15, 2017. The stock grants were expensed in the years they were awarded as they are fully vested. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) As part of the agreement, the Company's then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 8). In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company's common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company's accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani: i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 8). Additionally, pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on January 27, 2017 to the right to convert up to $250,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018).
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

Contingent stock bonuses:
The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company's stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the six months ended December 31, 2016, the Company cancelled all 117,500 outstanding contingent stock bonuses.  In consideration for the cancellations, the Company granted 109,500 fully vested options to certain employees and a consultant to purchase common stock of the Company at $1.00 per share until December 31, 2020.
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
As of December 31, 2016, the execution/exercise bonus was applicable to 3,145,000 of the Company's outstanding options and 7,657,153 of the Company's outstanding warrants.

Litigation:
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Notes 1 and Note 6).
The Company currently is not involved in any other material litigation.
9.	SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to December 31, 2016 for recognition and disclosure in the financial statements and notes to the financial statements.
From January 1, 2017 through February 10, 2017, the Company has issued 131,386 shares of the Company's common shares to an employee and consultants for services valued at approximately $99,000.
From January, 1, 2017 through February 10, 2017, two consultants have elected to convert approximately $134,000 of deferred compensation into 177,390 shares of the Company's common shares. The Company also issued 79,614 warrants to purchase common shares of the Company for $1.00 per share with expiry dates of December 31, 2018 in conjunction with one of the conversions.
From January 1, 2017 through February 10, 2017, the Company sold 70,517 Units of its securities at $0.75 per Unit for aggregate consideration of approximately $52,900.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company's common shares at $1.00 per share until December 31, 2017.

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" below.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 30 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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
Bion continues its pre-develop work related to a waste treatment/renewable energy production facility to treat the waste from KF's approximately 5+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2").  During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's subsequent amended application during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

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

A significant portion of Bion's current activities concern efforts with private and public stakeholders (at local and state level) in PA, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. In January 2013, the Pennsylvania Legislative Budget and Finance Committee issued a report stating that targeting upstream livestock would save Pennsylvania's taxpayers up to 80% of previously estimated costs (potential savings for PA in excess of a billion dollars per year over the next 20 years) which would be available for other needs (notably aging drinking water and sewer infrastructure) while creating large local benefits of an upstream treatment strategy including reduced freshwater compliance costs, future cost avoidance of treating drinking water from contaminated local aquifers and increased economic activity for agriculture, tourism and recreation.  The Coalition for an Affordable Bay Solution ("Coalition") was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the legislative study. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be 'scored' to reflect the value of the benefits to PA's interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion's Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled "Special Report on the Importance of Meeting Pennsylvania's Chesapeake Bay Nutrient Reduction Targets" which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  the April 2015 introduction of Senate Bill 724 (successor to prior SB 924) 'The Watershed Improvement Act', which, if adopted, would have established a program that will allow the Pennsylvania's tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural 'best management practices' and public works and storm water authorities. On May 6, 2015, the PA Senate Majority Policy Committee held a hearing on SB 724.  Testifying in support of this legislation was Elliot Keller of JBS in Souderton PA, Phil Durgin – Executive Director of the PA Legislative Budget and Finance Committee, Ron Kreider of Kreider Farms, Ed Schafer representing the Coalition, and Mike McCloskey representing the National Milk Distributors Association. Bion's activity related to such legislation has intensified with increased stakeholder support and increasing attacks on the Company by those opposed to the legislation and Bion believes the primary provisions of such legislation will be incorporated into legislation that may be passed (in some version) by the Pennsylvania Legislature during 2017, but cannot predict the exact final content of such legislation or guarantee such passage. Note, however, that there was vocal opposition to SB 724 from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. The Company responded in a press release and postings on its website. As a result, Bion is exploring the use of social media including Facebook, twitter and other approaches to accurately communicate about the Company's business and positions. If legislation similar to SB 724 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company's existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

The Company currently anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2017. Bion hopes to commence development of its initial Project by optioning land and beginning the site-specific design and permitting process during calendar year 2017, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

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

The Company's audited financial statements for the years ended June 30, 2016 and 2015 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $1,378,000 and $1,630,000 for the six months ended December 31, 2016 and 2015.  At December 31, 2016, the Company had a working capital deficit and a stockholders' deficit of approximately $14,777,000 and $14,777,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
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
Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09 "Revenue from Contracts from Customers," which supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 and earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Once the Company begins to generate revenue, the Company does not anticipate any material impact on its operations and financial statements.
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

THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015
Revenue
Total revenues were nil for both the three months ended December 31, 2016 and 2015, respectively.
General and Administrative
Total general and administrative expenses were $527,000 and $550,000 for the three months ended December 31, 2016 and 2015, respectively.
General and administrative expenses, excluding stock-based compensation charges of $263,000 and $174,000, were $264,000 and $376,000 for the three months ended December 31, 2016 and 2015, respectively, representing a $112,000 decrease.  Salaries and related payroll tax expenses were $74,000 for both of the three months ended December 31, 2016 and 2015, respectively.  Consulting costs were $104,000 and $198,000 for the three months ended December 31, 2016 and 2015, respectively, representing a $94,000 decrease primarily due to decrease in the costs of services provided by Schafer during the three months ended December 31, 2016 and a shift in services provided by the Company's CEO to more research and development activities.   Investor relation costs decreased from $35,000 for the three months ended December 31, 2015 to $10,000 for the three months ended December 31, 2016 due to the Company's negotiations to reduce fees of an investor relations development firm and reduced presence at investor relations conferences.

General and administrative stock-based employee compensation for the three months ended December 31, 2016 and 2015 consists of the following:
	Three Months ended December 31, 2016	Three Months ended December 31, 2015
General and administrative:
Fair value of stock bonuses expensed	$7,000	$69,000
Change in fair value from modification of option terms	166,000	43,000
Fair value of stock options expensed under ASC 718	90,000	62,000
Total	$263,000	$174,000

Stock-based compensation charges were $263,000 and $174,000 for the three months ended December 31, 2016 and 2015, respectively.  Compensation expense relating to stock bonuses expensed for the three months ended December 31, 2016 related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development).  Compensation expense relating to stock bonus expensed for the three months ended December 31, 2015 related to Mark Smith's employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $166,000 and $43,000 for the three months ended December 31, 2016 and 2015, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee and two consultants during the three months ended December 31, 2016.  The fair value of stock options expensed for the three months ended December 31, 2016 was $90,000 versus $62,000 for the three months ended December 31, 2015.  The increase is due to the fact that 259,500 options were granted of which 209,500 vested during the three months ended December 31, 2016, while 100,000 options were granted during the same period in fiscal year 2016.
Depreciation
Total depreciation expense was $500 and $76,000 for the three months ended December 31, 2016 and 2015, respectively.  Depreciation expense is lower for the three months ended December 31, 2016 due to the fiscal year 2016 $1,685,000 impairment of the Kreider 1 assets which reduced the net book value of those assets to zero.
Research and Development
Total research and development expenses were $126,000 and $84,000 for the three months ended December 31, 2016 and 2015, respectively.
Research and development expenses, excluding stock-based compensation expenses of $38,000 and $12,000 were $88,000 and $72,000 for the three months ended December 31, 2016 and 2015, respectively.  The primary reason for the increase is due to a shift in services provided by the Company's CEO to more research and development activities which was partially offset by less expenses related to the pilot program testing to enhance the Company's technology during the three months ended December 31, 2016.

Research and development stock-based employee compensation for the three months ended December 31, 2016 and 2015 consists of the following:
	Three Months ended December 31, 2016	Three Months ended December 31, 2015
Research and development:
Fair value of stock bonuses expensed	$8,000	$-
Change in fair value from modification of option terms	11,000	-
Fair value of stock options expensed under ASC 718	19,000	12,000
Total	$38,000	$12,000
Stock-based compensation expenses were $38,000 and $12,000 and for the three months ended December 31, 2016 and 2015, respectively.    Compensation expense relating to stock bonuses expensed for the three months ended December 31, 2016 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020.  The compensation expense of $11,000 attributed to the change in fair value from modification of options terms for the three months ended December 31, 2016 is due to a research and development employee's having certain option exercise prices reduced during the period.
Loss from Operations
As a result of the factors described above, the loss from operations was $653,000 and $710,000 for the three months ended December 31, 2016 and 2015, respectively.
Other Expense (Income)
Other expense was $95,000 and $87,000 for the three months ended December 31, 2016 and 2015, respectively.  Interest expense increased $8,000 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to higher interest bearing balances on deferred compensation during the three months ended December 31, 2016.  Interest expense related to the Pennvest loan was $49,000 for both periods.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $1,000 for both the three months ended December 31, 2016 and 2015, respectively.
Net Loss Attributable to Bion's Common Stockholders
As a result of the factors described above, the net loss attributable to Bion's stockholders was $747,000 and $796,000 for the three months ended December 31, 2016 and 2015, respectively, and the net loss per basic and diluted common share was $0.03 for both of the three months ended December 31, 2016 and 2015, respectively.

SIX MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2015
Revenue
Total revenues were nil for both the six months ended December 31, 2016 and 2015, respectively.
General and Administrative
Total general and administrative expenses were $951,000 and $1,058,000 for the six months ended December 31, 2016 and 2015, respectively.
General and administrative expenses, excluding stock-based compensation charges of $279,000 and $176,000, were $672,000 and $882,000 for the six months ended December 31, 2016 and 2015, respectively, representing a $210,000 decrease.  Salaries and related payroll tax expenses remained constant at $150,000 for the six months ended December 31, 2016 compared to $151,000 for the six months ended December 31, 2015.  Consulting costs were $263,000 and $446,000 for the six months ended December 31, 2016 and 2015, respectively, representing a $183,000 decrease primarily due to decrease in the costs of services provided by Schafer during the six months ended December 31, 2016 and a shift in services provided by the Company's CEO to more research and development activities.  Investor relation costs decreased from $60,000 for the six months ended December 31, 2015 to $43,000 for the six months ended December 31, 2016 due to the Company's presence at multiple investor conferences and the hiring of an investor relations development firm during the six months ended December 31, 2015.
General and administrative stock-based employee compensation for the six months ended December 31, 2016 and 2015 consists of the following:

	Six months ended December 31, 2016	Six months ended December 31, 2015
General and administrative:
Fair value of stock bonus expensed	$7,000	$69,000
Change in fair value from modification of option terms	166,000	43,000
Fair value of stock options expensed under ASC 718	106,000	64,000
Total	$279,000	$176,000
Stock-based compensation charges were $279,000 and $176,000 for the six months ended December 31, 2016 and 2015, respectively.  Compensation expense relating to stock bonuses expensed for the six months ended December 31, 2016 related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development).  Compensation expense relating to stock bonus expensed for the six months ended December 31, 2015 related to Mark Smith's employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $166,000 and $43,000 for the six months ended December 31, 2016 and 2015, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee and two consultants during the three months ended December 31, 2016.  The fair value of stock options expensed for the six months ended December 31, 2016 was $106,000 versus $64,000 for the six months ended December 31, 2015.  The increase is due to the fact that 294,500 options were granted of which 244,500 vested during the six months ended December 31, 2016, while 100,000 options were granted during the same period in fiscal year 2016.
Depreciation
Total depreciation expense was $1,000 and $152,000 for the six months ended December 31, 2016 and 2015, respectively.  Depreciation expense is lower for the six months ended December 31, 2016, due to the fiscal year 2016 $1,685,000 impairment of the Kreider 1 assets which reduced the net book value of those assets to zero.
Research and Development
Total research and development expenses were $238,000 and $219,000 for the six months ended December 31, 2016 and 2015, respectively.
Research and development expenses, excluding stock-based compensation expenses of $43,000 and $25,000 were $195,000 and $194,000 for the six months ended December 31, 2016 and 2015, respectively.

Research and development stock-based employee compensation for the six months ended December 31, 2016 and 2015 consists of the following:

	Six Months ended December 31, 2016	Six Months ended December 31, 2015
Research and development:
Fair value of stock bonuses expensed	$8,000	$-
Change in fair value from modification of option terms	11,000	-
Fair value of stock options expensed under ASC 718	24,000	25,000
Total	$43,000	$25,000

Stock-based compensation expenses were $43,000 and $25,000 and for the six months ended December 31, 2016 and 2015, respectively.    Compensation expense relating to stock bonuses expensed for the six months ended December 31, 2016 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020.  The compensation expense of $11,000 attributed to the change in fair value from modification of options terms for the six months ended December 31, 2016 is due to a research and development employee's having certain option exercise prices reduced during the period.
Loss from Operations
As a result of the factors described above, the loss from operations was $1,191,000 and $1,429,000 for the six months ended December 31, 2016 and 2015, respectively.
Other Expense
Other expense was $187,000 and $201,000 for the six months ended December 31, 2016 and 2015, respectively.  Interest expense decreased slightly due to the restructuring of certain debt during September 2015 but was partially offset by higher interest bearing deferred compensation balances as of December 31, 2016 compared to December 31, 2015.  Interest expense related to the Pennvest loan was $99,000 for both periods.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $1,000 and $3,000 for the six months ended December 31, 2016 and 2015, respectively.
Net Loss Attributable to Bion's Common Stockholders
As a result of the factors described above, the net loss attributable to Bion's stockholders was $1,377,000 and $1,628,000 for the six months ended December 31, 2016 and 2015, respectively, and the net loss per basic and diluted common share was $0.06 and $0.07 for the six months ended December 31, 2016 and 2015, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company's consolidated financial statements for the six months ended December 3, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.
Operating Activities
As of December 31, 2016, the Company had cash of approximately $8,000. During the six months ended December 31, 2016, net cash used in operating activities was $296,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities
During the six months ended December 31, 2016, the Company did not have any investing activities.
Financing Activities
During the six months ended December 31, 2016, the Company received cash proceeds of $7,500 due to the receipt of a subscription receivable for the exercise of 10,000 warrants.  The Company also received cash proceeds of $23,000 from the sale of 30,467 shares the Company's common stock at a price of $0.75 per share.  The Company also received gross cash proceeds of $105,000 from the sale of 140,000 units which consisted of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 30, 2017.   In connection with the sale of units, the Company paid $1,500 in commissions.
As of December 31, 2016 the Company has debt obligations consisting of: a) deferred compensation of $1,879,000, b) convertible notes payable – affiliates of $3,343,000, and, c) a loan payable of $7,754,000 (owed by PA1) (plus accrued interest of $926,000).
Plan of Operations and Outlook
As of December 31, 2016, the Company had cash of approximately $8,000.
The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 through 2016, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and through 2016, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2017 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes. As of December 31, 2016, such deferrals totaled approximately $5,223,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
The Company is not currently generating any significant revenues. Further, the Company's anticipated revenues, if any, from existing projects and proposed Projects will not be sufficient to meet the Company's anticipated operational and capital expenditure needs for many years. During the six months ended December 31, 2016 the Company raised proceeds of approximately $128,000 through the sale of its securities (Note 7 to Financial Statements) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.
The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 30 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2").  The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.
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

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2017. Bion hopes to commence development of its initial Project by optioning land and beginning the site specific design and permitting process during calendar year 2017, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

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
CONTRACTUAL OBLIGATIONS
We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2016.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 30 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC ('PA-1') pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90-180 days.  No proposals are currently under consideration to resolve this matter.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that it remains possible that negotiations will lead to a commercially reasonable loan modification agreement  be reached between PA-1 and Pennvest. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.
The Company currently is not involved in any other material litigation.
Item 1A.  Risk Factors.
Not applicable.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended December 31, 2016, the Company sold the following restricted securities: a) 3,195  shares issued pursuant to our 2006 Consolidated Incentive Plan ('Plan'), valued at $2,952 in aggregate, to an employee for services, and b) 20,000 units at $0.75 per unit were sold and the Company received proceeds of $15,000 (each unit consisted of one share of the Company's restricted common stock and one warrant to purchase half of a share of the Company's restricted common stock at $1.00 per share until December 31, 2017).   In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.
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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 10, 2017	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 10, 2017	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer