Form 10-Q
period 2017-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2017-05-08
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period to comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  On May 2, 2017, there were 24,447,560 Common Shares issued and 23,743,251 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(unaudited)
ASSETS

Current assets:
Cash	$35,917	$170,194
Prepaid expenses	6,736	15,240
Subscription receivable	-	7,500
Deposits and other receivables	1,580	1,000

Total current assets	44,233	193,934

Property and equipment, net (Note 3)	2,752	4,259

Total assets	$46,985	$198,193

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$901,443	$768,272
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $31,500 and $30,000, respectively (Note 7)	28,900	27,400
Deferred compensation (Note 4)	1,962,885	1,436,595
Convertible notes payable - affiliates (Note 6)	3,373,987	-
Loan payable and accrued interest (Note 5)	8,738,157	8,563,662
Total current liabilities	15,005,372	10,795,929

Convertible notes payable - affiliates (Note 6)	-	3,280,647

Total liabilities	15,005,372	14,076,576

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 10,000 shares authorized, no shares issued and outstanding
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 24,324,576 and 23,573,057 shares issued, respectively; 23,620,267
and 22,868,748 shares outstanding, respectively	-	-
Additional paid-in capital	103,198,697	102,278,364
Subscription receivable - affiliate	(40,000)	-
Accumulated deficit	(118,174,926)	(116,216,493)

Total Bion's stockholders' deficit	(15,016,229)	(13,938,129)

Noncontrolling interest	57,842	59,746

Total deficit	(14,958,387)	(13,878,383)

Total liabilities and deficit	$46,985	$198,193

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue	$-	$3,658	$-	$3,658

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	401,346	501,584	1,352,734	1,559,584
Depreciation	502	68,992	1,507	220,954
Research and development (including stock-based
compensation (Note 7))	85,802	63,376	324,127	282,151

Total operating expenses	487,650	633,952	1,678,368	2,062,689

Loss from operations	(487,650)	(630,294)	(1,678,368)	(2,059,031)

Other expense:
Interest expense, net	94,640	89,170	281,969	290,831

	94,640	89,170	281,969	290,831

Net loss	(582,290)	(719,464)	(1,960,337)	(2,349,862)

Net loss attributable to the noncontrolling interest	508	532	1,904	3,101

Net loss applicable to Bion's common stockholders	$(581,782)	$(718,932)	$(1,958,433)	$(2,346,761)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.02)	$(0.03)	$(0.08)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	23,348,981	22,888,963	23,407,626	22,588,552

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

	Bion's Shareholders'
						Subscription
	Series C Preferred Stock		Common Stock		Additional	Receivable -	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	paid-in capital	affiliate	deficit	interest	equity/(deficit)

Balances, July 1, 2016	-	$-	23,573,057	$-	$102,278,364	$-	$(116,216,493)	$59,746	$(13,878,383)

Issuance of common stock for services	-	-	193,670	-	148,110	-	-	-	148,110
Vesting of options and stock bonuses for services	-	-	-	-	150,734	-	-	-	150,734
Modification of options	-	-	-	-	177,471	-	-	-	177,471
Sale of common stock	-	-	30,467	-	22,850	-	-	-	22,850
Sale of units	-	-	332,840	-	249,628	-	-	-	249,628
Commissions on sale of units	-	-	-	-	(14,212)	-	-	-	(14,212)
Issuance of warrants	-	-	-	-	45,250	(40,000)	-	-	5,250
Warrants exercised for common stock	-	-	10,000	-	-	-	-	-	-
Conversion of debt	-	-	184,542	-	140,502	-	-	-	140,502
Net loss	-	-	-	-	-	-	(1,958,433)	(1,904)	(1,960,337)
Balances, March 31, 2017	-	$-	24,324,576	$-	$103,198,697	$(40,000)	$(118,174,926)	$57,842	$(14,958,387)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2017 AND 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,960,337)	$(2,349,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,507	220,954
Accrued interest on loan payable, deferred compensation and other	308,347	291,143
Stock-based compensation	481,565	348,503
Decrease in prepaid expenses	8,504	1,893
Increase in accounts payable and accrued expenses	133,171	29,135
Increase in deferred compensation	627,200	757,200

Net cash used in operating activities	(400,043)	(701,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,178)
Net cash used by investing activities	-	(5,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	7,500	13,125
Proceeds from sale of common stock	22,850	-
Proceeds from sale of units	249,628	208,000
Commissions on sale of units	(14,212)	(18,300)
Proceeds from promissory note receivable	-	35,000
Proceeds from exercise of warrants	-	184,689

Net cash provided by financing activities	265,766	422,514

Net decrease in cash	(134,277)	(283,698)

Cash at beginning of period	170,194	339,286

Cash at end of period	$35,917	$55,588

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation	$140,502	$176,717
Exercise of warrants for promissory note receivable for shares	$-	$105,000
Purchase of warrants for subscription receivable - affiliate	$40,000	-
Subscription receivable	$-	$32,727

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2017

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection ("PADEP") re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2017.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 36 months.  It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
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

Kreider 2 (not yet constructed) (and most future Projects) will be developed using variations on Bion's 3G Tech to recover substantial marketable nutrients and renewable energy to supplement its revenue from nutrient reductions. The Company believes that the proceeds from multiple byproduct streams including i) fertilizer (organic and non-organic) and/or feed additives and ii) renewable energy (and related credits) can be reasonably projected to generate, in aggregate, revenue streams that, in certain circumstances, may exceed 50% of total revenues from such Project(s). To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company's activities have been negatively affected by the lack of such development.
Kreider 2 pre-development work and technology evaluation, including execution of a stand-alone joint venture agreement, amended credit certification and discussions with potential joint venture partners, continues, which Project primarily relates to treatment of the wastes from Kreider's poultry operations. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status during calendar year 2018. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.
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
Going concern and management's plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively, and a net loss of approximately $1,960,000 during the nine months ended March 31, 2017. At March 31, 2017, the Company has a working capital deficit and a stockholders' deficit of approximately $14,961,000 and $15,016,000, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management's plans with regard to these conditions.
The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.
During the year ended June 30, 2016 the Company received total proceeds of $760,604 from the sale of its debt and equity securities. Proceeds during the 2016 fiscal year have been lower than in earlier years which reduction has negatively impacted the Company's business development efforts.
During the nine months ended March 31, 2017, the Company received $272,478 gross proceeds from the sale of its debt and equity securities.  Proceeds during the 2017 fiscal year to date have been substantially lower than in earlier years, which reduction has negatively impacted the Company's business development efforts.

During fiscal years 2016 and 2015 and through the nine months ended March 31, 2017, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company's core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company's senior management have made loans to the Company. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company's efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.
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
There is no realistic likelihood that funds required during the next twelve months (or in the periods immediately thereafter) for the Company's basic operations and/or proposed Projects will be generated from operations. Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.
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
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2017, and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2017 and 2016.  Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2017.

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
The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the loan payable approximates its carrying amount as it bears interest at rates commensurate with market rates. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value. The fair value of the deferred compensation and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.

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
Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During nine months ended March 31, 2017 and 2016, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	March 31, 2017	March 31, 2016
Warrants	8,382,831	8,321,989
Options	4,520,037	4,238,037
Convertible debt	8,517,079	7,917,860
Convertible preferred stock	15,750	14,750

The following is a reconciliation of the denominators of the basic loss per share computations for the three and nine months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	Nine months ended March 31, 2016
Shares issued – beginning of period	23,784,363	22,855,964	23,573,057	22,089,650
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	23,080,054	22,151,655	22,868,748	21,385,341
Weighted average shares for fully vested stock bonuses	-	675,000	289,051	642,701
Weighted average shares issued during the period	268,927	62,308	249,827	560,510
Basic weighted average shares – end of period	23,348,981	22,888,963	23,407,626	22,588,552

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

3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	March 31, 2017	June 30, 2016
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	173,313	173,313
	2,797,453	2,797,453
Less accumulated depreciation	(2,794,701)	(2,793,194)
	$2,752	$4,259
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of March 31, 2017, management believes that no additional impairment exists.
Depreciation expense was $502 and $68,992 for the three months ended March 31, 2017 and 2016, respectively, and $1,507 and $220,954 for the nine months ended March 31, 2017 and 2016, respectively.
4. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $1,962,885 as of March 31, 2017. Included in the deferred compensation balances as of March 31, 2017, are $873,273, $338,480 and $118,376 owed Dominic Bassani ("Bassani"), the Company's Chief Executive Officer, Mark A. Smith ("Smith"), the Company's President, and Edward Schafer ("Schafer"), the Company's Vice Chairman, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company's common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company's common stock for the last 10 trading days of the immediately preceding month. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $391,272 as of March 31, 2017 with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $250,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2018 (to be issued pursuant to the 2006 Plan).  Smith has the right to convert all or part of his deferred compensation balance into the Company's securities (to be issued pursuant to the 2006 Plan) "at market" and/or on the same terms as the Company is selling or has sold its securities in its most recent or then current (or most recent if there is no current) private placement.  The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,070 shares, respectively, of the Company's common stock as of March 31, 2017 and, a former employee $72,500, which is not convertible and is non-interest bearing.

5. LOAN PAYABLE:
As of March 31, 2017, PA1, the Company's wholly-owned subsidiary, owes $8,738,157 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $984,157. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,001,000 in fiscal years 2013 through 2016, and $741,000 in fiscal year 2017, $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021 and $1,867,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,373 for both of the three months ended March 31, 2017 and 2016, respectively. The Company has incurred interest expense related to the Pennvest Loan of $148,121 for both of the nine months ended March 31, 2017 and 2016, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2017.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. As of the date of this report, no formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the past 36 months. It is not possible at this date to predict the outcome of this matter, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
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
As of March 31, 2017, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,596,155, $828,861 and $412,284, respectively.  During the three months ended March 31, 2017 and 2016, the Company recorded interest expense of $25,677 and $25,963, respectively, related to the January 2015 Convertible Notes.  The Company recorded $78,172 and $78,458 for the nine months ended March 31, 2017 and 2016, respectively.
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of March 31, 2017, including accrued interest, are $431,181, $17,405 and $88,101, respectively. The Company recorded interest expense related to the 2015 Convertible Notes of $4,983 and $5,037 for the three months ended March 31, 2017 and 2016, respectively.  The Company recorded interest expense of $15,168 and $11,348 for the nine months ended March 31, 2017 and 2016, respectively.
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

During the years ended June 30, 2016 and 2015, the Company declared dividends of $2,000 and $2,000 respectively. During the three and nine months ended March 31, 2017, the Company declared dividends of $500 and $1,500, respectively.  At March 31, 2017, accrued dividends payable are $11,500.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.  For the three and nine months ended March 31, 2016 these amounts were presented differently but the March 31, 2016 financial statements were revised even though such revision previously was and continues to be immaterial to the prior year financial statements.
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
During the nine months ended March 31, 2017, the Company issued 193,670 shares of the Company's common stock at prices ranging from $0.75 to $1.02 per share for services valued at $148,110, in the aggregate, to consultants and employees.
During the nine months ended March 31, 2017, the Company issued 10,000 shares of the Company's restricted common stock upon receipt of its subscription receivable of $7,500 for the exercise of 10,000 warrants.
During the nine months ended March 31, 2017, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 31, 2017 or March 31, 2018 and pursuant thereto, the Company issued 332,840 units for total proceeds of $249,628, net proceeds of $235,416 after commissions.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $7,083 was allocated to the warrants and $242,545 was allocated to the shares, and both were recorded as additional paid in capital.
During the nine months ended March 31, 2017, the Company sold 30,467 shares of the Company's common stock for $0.75 per share for total proceeds of $22,850.
During the nine months ended March 31, 2017, two consultants elected to convert $140,502 of deferred compensation into 184,542 shares of the Company's common stock at a conversion rates ranging from $0.75 to $0.84 per share.   The Company also issued 79,614 warrants to purchase common shares of the Company for $1.00 per share with expiry dates of December 31, 2018 in conjunction with one of the conversions.

Warrants:
As of March 31, 2017, the Company had approximately 8.4 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2021.
The weighted-average exercise price for the outstanding warrants is $1.22, and the weighted-average remaining contractual life as of March 31, 2017 is 3.6 years.
During the nine months ended March 31, 2017, warrants to purchase 870,319 shares of common stock of the Company at prices between $0.75 and $3.00 per share expired.
At June 30, 2016 the Company had a subscription agreement for the exercise of 10,000 warrants at an exercise price of $0.75, resulting in a subscription receivable of $7,500.  During the nine months ended March 31, 2017, the Company received the subscription receivable of $7,500 and issued 10,000 shares of the Company's common stock in satisfaction of the warrant exercise.
During the nine months ended March 31, 2017, Smith and a consultant each purchased 40,000 warrants at an exercise price of $1.00, with expiry dates of December 31, 2021.  Smith and the consultant utilized deferred compensation of $2,000 each to purchase the warrants.
During the nine months ended March 31, 2017, a consultant was issued 25,000 warrants at an exercise price of $0.90, expiring on December 31, 2019 in exchange for services valued at $1,250.
During the nine months ended March 31, 2017, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 31, 2017 and March 31, 2018, and pursuant thereto, the Company issued 332,840 units for gross proceeds of $249,628.  The Company allocated the proceeds from the shares and the warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $7,083 was allocated to the warrants and $242,545 was allocated to the shares, and both were recorded as additional paid in capital.
During the nine months ended March 31, 2017, the Company received an interest bearing, secured promissory note for $40,000 from Bassani as consideration to purchase warrants to purchase 800,000 shares of the Company's restricted common stock, which warrants are exercisable at $1.00 and have expiry dates of December 31, 2021 ("Bassani Warrant").  The promissory note bears interest at 4% per annum, is secured by a perfected security interest in the Bassani Warrant, and is payable on November 15, 2017.

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
During the nine months ended March 31, 2017, the Company approved the modification of existing stock options held by an employee and two former employees, who are now consultants, which extended certain expiration dates and reduced certain exercise prices, which resulted in incremental non-cash compensation expense of $177,471.
During the nine months ended March 31, 2017, the Company approved the issuance of 100,000 shares in stock bonuses to an employee and a consultant with various vesting dates from April 15, 2017 through January 15, 2020.  The Company recorded nil and $14,784 of non-cash compensation related to the stock bonuses for the three and nine months ended March 31, 2017, respectively.
The Company recorded compensation expense related to employee stock options of $6,134 and $4,957 for the three months ended March 31, 2017 and 2016, respectively, and $135,950 and $94,597 for the nine months ended March 31, 2017 and 2016, respectively. The Company granted 294,500 and 100,000 options during the nine months ended March 31, 2017 and 2016, respectively.
The fair value of the options granted during the nine months ended March 31, 2017 and 2016 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, March 31, 2017	Range, March 31, 2017	Weighted Average, March 31, 2016	Range, March 31, 2016
Volatility	79%	78%-86%	74%	74%
Dividend yield	-	-	-	-
Risk-free interest rate	1.14%	0.82%-1.17%	1.75%	1.75%
Expected term (years)	4.0	3-4	5	5
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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2017 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2016	4,225,537	$1.79	4.1	$158,675
Granted	294,500	0.97
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2017	4,520,037	$1.42	3.2	$216,875
Exercisable at March 31, 2017	4,470,037	$1.43	3.2	$216,875

The following table presents information relating to nonvested stock options as of March 31, 2017:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2016	50,000	$ 0.76
Granted	294,500	0.52
Vested	(294,500)	(0.52)
Nonvested at March 31, 2017	50,000	$ 0.46

The total fair value of stock options that vested during the nine months ended March 31, 2017 and 2016 was $151,770 and $97,000, respectively. As of March 31, 2017, the Company had $10,733 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company's financial statements for the three and nine months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016	Nine months ended March 31, 2017	Nine months ended March 31, 2016
General and administrative:
Fair value of stock bonuses expensed	$-	$-	$6,830	$69,000
Change in fair value from modification of option terms	-	-	166,031	42,550
Fair value of stock options expensed	6,134	1,486	112,699	65,695
Total	$6,134	$1,486	$285,560	$177,245

Research and development:
Fair value of stock bonus expensed	$-	$-	$7,954	$-
Change in fair value from modification of option terms	-	-	11,440	-
Fair value of stock options expensed	-	3,471	23,251	28,902
Total	$-	$3,471	$42,645	$28,902

8. COMMITMENTS AND CONTINGENCIES:
Employment and consulting agreements:
Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month until such date.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months). As part of the Extension Agreement, the balance of Smith's existing convertible note payable as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,520 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017. Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50). In October 2015, the Company executed an Extension Agreement ("FY2016 Extension Agreement") with Smith pursuant to which Smith extended his employment with the Company to June 30, 2016 (with Company having an option to extend his employment an additional six months). As part of the FY2016 Extension Agreement, Smith: i) will continue to defer his cash compensation ($19,000 per month) until the Board of Directors re-instates cash payments, ii) has been granted 100,000 new options which vested immediately, and iii) has been granted 75,000 shares of common stock as an extension bonus which are immediately vested and were issued on January 5, 2016. As of July 1, 2016, Smith is working under a month to month contract extension until a longer term agreement is reached.  On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i)   issuance of 25,000 bonus shares of the Company's common shares on January 15, 2017 (which were subsequently cancelled), ii) grant of 75,000 options to purchase shares of the Company's common shares at $0.90 per share with expiry date of December 31, 2020, which options are subject to the exercise/extension bonus, iii) a monthly deferred salary of $18,000 effective October 1, 2016, iv) the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018), and v) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at "market" or into securities sold in the Company's current/most recent private offering at the price of such offering to third parties.
Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided. The Board appointed Bassani as the Company's CEO effective May 13, 2011. During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which are to be issued January 15, 2016 and 100,000 shares are to be issued January 15, 2017. The stock grants were expensed in the years they were awarded as they are fully vested. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) As part of the agreement, the Company's then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 8). In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company's common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company's accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani: i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 6). Additionally, pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018).

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
Contingent stock bonuses:
The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company's stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the nine months ended March 31, 2017, the Company cancelled all 117,500 outstanding contingent stock bonuses.  In consideration for the cancellations, the Company granted 109,500 fully vested options to certain employees and a consultant to purchase common stock of the Company at $1.00 per share until December 31, 2020.
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
As of March 31, 2017, the execution/exercise bonus was applicable to 3,145,000 of the Company's outstanding options and 7,657,153 of the Company's outstanding warrants.

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
9. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to March 31, 2017 for recognition and disclosure in the financial statements and notes to the financial statements.
From April 1, 2017 through May 5, 2017, the Company has issued 9,201 shares of the Company's common shares to an employee and a consultant for services valued at approximately $8,000.
From April 1, 2017 through May 5, 2017, the Company sold 134,013 Units of its securities at $0.75 per Unit for aggregate consideration of approximately $100,000.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company's common shares at $1.00 per share until December 31, 2018.
From April 1, 2017 through May 5, 2017, the Company granted 25,000 options to purchase the Company's common shares for an exercise price of $1.00 per share with an expiration date of April 15, 2020 to one its directors.

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
BUSINESS OVERVIEW
During the 2014 to 2016 fiscal years, the Company increased its research and development activities toward development of our 3G Tech with focus on augmenting the basic 'separate and aggregate' approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential "add-ons" and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2016 fiscal year with increased focus on recovery of marketable 'byproducts' (including nutrients and renewable natural gas) and completion of development of Bion's 3G Tech and technology platform. We believe such activities will continue at least through the 2017 fiscal year, subject to availability of adequate financing for the Company's operations, of which there is no assurance.
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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" below.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 36 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Bion also hopes to be able to move forward on additional Projects through 2017-20 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.

The Company's audited financial statements for the years ended June 30, 2016 and 2015 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,522,000 and $5,642,000 during the years ended June 30, 2016 and 2015, respectively. The Report of the Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Company has incurred net losses of approximately $1,960,000 and $2,350,000 for the nine months ended March 31, 2017 and 2016, respectively.  At March 31, 2017, the Company had a working capital deficit and a stockholders' deficit of approximately $14,961,000 and $15,016,000, respectively. Management's plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
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

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016
Revenue
Total revenues were nil and $4,000 for the three months ended March, 2017 and 2016, respectively.
General and Administrative
Total general and administrative expenses were $401,000 and $502,000 for the three months ended March 31, 2017 and 2016, respectively.
General and administrative expenses, excluding stock-based compensation charges of $6,000 and $2,000, were $395,000 and $500,000 for the three months ended March 31, 2017 and 2016, respectively, representing a $105,000 decrease.  Salaries and related payroll tax expenses were $74,000 and $80,000 for the three months ended March 31, 2017 and 2016, respectively.  Consulting costs were $213,000 and $197,000 for the three months ended March 31, 2017 and 2016, respectively, representing a $16,000 increase primarily due to monies paid for a governmental affairs consultant which offset the decrease in the costs of services provided by Schafer during the three months ended March 31, 2017.   Investor relation costs decreased from $135,000 for the three months ended March 31, 2016 to $26,000 for the three months ended March 31, 2017 due to the Company's negotiations to reduce fees of an investor relations development firm and reduced presence at investor relations conferences.

General and administrative stock-based employee compensation for the three months ended March 31, 2017 and 2016 consists of the following:
	Three Months ended March 31, 2017	Three Months ended March 31, 2016
General and administrative:
Fair value of stock options expensed under ASC 718	$6,000	$2,000
Total	$6,000	$2,000

Stock-based compensation charges were $6,000 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.  There were no stock options granted during either of the three month periods ended March 31, 2017 and 2016.
Depreciation
Total depreciation expense was $500 and $69,000 for the three months ended March 31, 2017 and 2016, respectively.  Depreciation expense is lower for the three months ended March 31, 2017 due to the fiscal year 2016 $1,685,000 impairment of the Kreider 1 assets which reduced the net book value of those assets to zero.
Research and Development
Total research and development expenses were $86,000 and $63,000 for the three months ended March 31, 2017 and 2016, respectively.
Research and development expenses, excluding stock-based compensation expenses of nil and $3,000, were $86,000 and $60,000 for the three months ended March 31, 2017 and 2016, respectively.  The primary reason for the increase is due to a shift in services provided by the Company's CEO to more research and development activities.

Research and development stock-based employee compensation for the three months ended March 31, 2017 and 2016 consists of the following:
	Three Months ended March 31, 2017	Three Months ended March 31, 2016
Research and development:
Fair value of stock options expensed under ASC 718	$-	$3,000
Total	$-	$3,000
Stock-based compensation expenses were nil and $3,000 and for the three months ended March 31, 2017 and 2016, respectively.    There were no stock options granted during either of three months ended March 31, 2017 or 2016.
Loss from Operations
As a result of the factors described above, the loss from operations was $488,000 and $630,000 for the three months ended March 31, 2017 and 2016, respectively.
Other Expense (Income)
Other expense was $95,000 and $89,000 for the three months ended March 31, 2017 and 2016, respectively.  Interest expense increased $6,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to higher interest bearing balances on deferred compensation during the three months ended March 31, 2017.  Interest expense related to the Pennvest loan was $49,000 for both periods.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $500 for both the three months ended March 31, 2017 and 2016, respectively.

Net Loss Attributable to Bion's Common Stockholders
As a result of the factors described above, the net loss attributable to Bion's stockholders was $582,000 and $719,000 for the three months ended March 31, 2017 and 2016, respectively, and the net loss per basic and diluted common share was $0.02 and $0.03 for the three months ended March 31, 2017 and 2016, respectively.
NINE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2016
Revenue
Total revenues were nil and $4,000 for the nine months ended March 31, 2017 and 2016, respectively.
General and Administrative
Total general and administrative expenses were $1,353,000 and $1,560,000 for the nine months ended March 31, 2017 and 2016, respectively.
General and administrative expenses, excluding stock-based compensation charges of $286,000 and $178,000, were $1,067,000 and $1,382,000 for the nine months ended March 31, 2017 and 2016, respectively, representing a $315,000 decrease.  Salaries and related payroll tax expenses remained fairly constant at $224,000 and $231,000 for the nine months ended March 31, 2017 and 2016, respectively.  Consulting costs were $477,000 and $643,000 for the nine months ended March 31, 2017 and 2016, respectively, representing a $166,000 decrease primarily due to decrease in the costs of services provided by Schafer during the nine months ended March 31, 2017 and a shift in services provided by the Company's CEO to more research and development activities.  Investor relation costs decreased from $194,000 for the nine months ended March 31, 2016 to $69,000 for the nine months ended March 31, 2017 due to the Company's reduced presence at multiple investor conferences and the hiring of an investor relations development firm during the nine months ended March 31, 2016.
General and administrative stock-based employee compensation for the nine months ended March 31, 2017 and 2016 consists of the following:
	Nine months ended March 31, 2017	Nine months ended March 31, 2016
General and administrative:
Fair value of stock bonus expensed	$7,000	$69,000
Change in fair value from modification of option terms	166,000	43,000
Fair value of stock options expensed under ASC 718	113,000	66,000
Total	$286,000	$178,000
Stock-based compensation charges were $286,000 and $178,000 for the nine months ended March 31, 2017 and 2016, respectively.  Compensation expense relating to stock bonuses expensed for the nine months ended March 31, 2017 related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development).  Compensation expense relating to stock bonus expensed for the nine months ended March 31, 2016 related to Mark Smith's employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $166,000 and $43,000 for the nine months ended March 31, 2017 and 2016, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee and two consultants during the nine months ended March 31, 2017.  The fair value of stock options expensed for the nine months ended March 31, 2017 was $113,000 versus $66,000 for the nine months ended March 31, 2016.  The increase is due to the fact that 294,500 options were granted of which 244,500 vested during the nine months ended March 31, 2017, while 100,000 options were granted during the same period in fiscal year 2016.
Depreciation
Total depreciation expense was $2,000 and $221,000 for the nine months ended March 31, 2017 and 2016, respectively.  Depreciation expense is lower for the nine months ended March 31, 2017, due to the fiscal year 2016 $1,685,000 impairment of the Kreider 1 assets which reduced the net book value of those assets to zero.

Research and Development
Total research and development expenses were $324,000 and $282,000 for the nine months ended March 31, 2017 and 2016, respectively.
Research and development expenses, excluding stock-based compensation expenses of $43,000 and $29,000 were $281,000 and $253,000 for the nine months ended March 31, 2017 and 2016, respectively. Consulting costs were $166,000 and $81,000 for the nine months ended March 31, 2017 and 2016, respectively.  The primary reason for the increase is due to a shift in services provided by the Company's CEO to more research and development activities. This was partially offset by a decrease in overall research and development spending due to insufficient cash.
Research and development stock-based employee compensation for the nine months ended March 31, 2017 and 2016 consists of the following:

	Nine Months ended March 31, 2017	Nine Months ended March 31, 2016
Research and development:
Fair value of stock bonuses expensed	$8,000	$-
Change in fair value from modification of option terms	11,000	-
Fair value of stock options expensed under ASC 718	24,000	29,000
Total	$43,000	$29,000

Stock-based compensation expenses were $43,000 and $29,000 and for the nine months ended March 31, 2017 and 2016, respectively.    Compensation expense relating to stock bonuses expensed for the nine months ended March 31, 2017 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020.  The compensation expense of $11,000 attributed to the change in fair value from modification of options terms for the nine months ended March 31, 2017 is due to a research and development employee's having certain option exercise prices reduced during the period.
Loss from Operations
As a result of the factors described above, the loss from operations was $1,678,000 and $2,059,000 for the nine months ended March 31, 2017 and 2016, respectively.
Other Expense
Other expense was $282,000 and $291,000 for the nine months ended March 31, 2017 and 2016, respectively.  Interest expense decreased slightly due to the restructuring of certain debt during September 2015 but was partially offset by higher interest bearing deferred compensation balances as of March 31, 2017 compared to March 31, 2016.  Interest expense related to the Pennvest loan was $148,000 for both periods.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $2,000 and $3,000 for the nine months ended March 31, 2017 and 2016, respectively.
Net Loss Attributable to Bion's Common Stockholders
As a result of the factors described above, the net loss attributable to Bion's stockholders was $1,958,000 and $2,347,000 for the nine months ended March 31, 2017 and 2016, respectively, and the net loss per basic and diluted common share was $0.08 and $0.10 for the nine months ended March 31, 2017 and 2016, respectively.
LIQUIDITY AND CAPITAL RESOURCES
The Company's consolidated financial statements for the nine months ended March 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2016 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities
As of March 31, 2017, the Company had cash of approximately $36,000. During the nine months ended March 31, 2017, net cash used in operating activities was $400,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations.  The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years.  While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.
Investing Activities
During the nine months ended March 31, 2017, the Company did not have any investing activities.
Financing Activities
During the nine months ended March 31, 2017, the Company received cash proceeds of $7,500 due to the receipt of a subscription receivable for the exercise of 10,000 warrants.  The Company also received cash proceeds of $23,000 from the sale of 30,467 shares the Company's common stock at a price of $0.75 per share.  The Company also received gross cash proceeds of $250,000 from the sale of 332,840 units which consisted of one share of the Company's restricted common stock and one warrant to purchase one half of a share of the Company's restricted common stock for $1.00 per share until December 30, 2017 or March 31, 2018.   In connection with the sale of units, the Company paid $14,000 in commissions.
As of March 31, 2017 the Company has debt obligations consisting of: a) deferred compensation of $1,963,000, b) convertible notes payable – affiliates of $3,374,000, and, c) a loan payable of $7,754,000 (owed by PA1) (plus accrued interest of $984,000).
Plan of Operations and Outlook
As of March 31, 2017, the Company had cash of approximately $36,000.
The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 through 2016, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and through 2016, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2017 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes. As of March 31, 2017, such deferrals totaled approximately $5,337,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014 and 2015. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
The Company is not currently generating any significant revenues. Further, the Company's anticipated revenues, if any, from existing projects and proposed Projects will not be sufficient to meet the Company's anticipated operational and capital expenditure needs for many years. During the nine months ended March 31, 2017 the Company raised proceeds of approximately $272,000 through the sale of its securities (Note 7 to Financial Statements) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.
The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 36 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Bion also hopes to be able to move forward on additional Projects through 2017-20 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.
CONTRACTUAL OBLIGATIONS
We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 36 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2017 the Company sold the following restricted securities: a) 7,649  shares issued pursuant to our 2006 Consolidated Incentive Plan ('Plan'), valued at $6,852 in aggregate, to an employee and consultant for services, and b) 177,390 shares were issued for conversion of debt totaling $134,495  and c) 162,334  shares of the Company's restricted common stock were issued for consulting services valued at $121,750.  Additionally, 70,517 units at $0.75 per unit were sold and the Company received proceeds of $52,888  (each unit consisted of one share of the Company's restricted common stock and one warrant to purchase half of a share of the Company's restricted common stock at $1.00 per share until December 31, 2017) and 122,323 units at $0.75 per unit were sold and the Company received proceeds of $91,692 (each unit consisted of one share of the Company's restricted common stock and one warrant to purchase half of a share of the Company's restricted common stock at $1.00 per share until March 31, 2018.   In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.
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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 8, 2017	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2017	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer