Form 10-K
period 2017-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2017-09-26
CIK 875729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2017

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] YES   [X]  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [_] YES  [X]  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]  YES   [_]  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X]  YES   [_]  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
[_]  Yes   [X]  No

The aggregate market value of the approximately 14,000,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2016 approximated $10.8 million.  As of August 15, 2017, the Registrant had 24,753,612 shares of common stock issued and 24,049,303 shares of common stock outstanding.

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

PART I

ITEM 1.  BUSINESS.

GENERAL

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture, Concentrated Animal Feeding Operations ("CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (nitrogen and phosphorus) and clean water.

According to the USDA’s 2012 agriculture census, there were more than 9M dairy cows, 80M beef cattle, 62M swine and two billion poultry in the U.S. that produced over $180 billion in sales. These animals also produced over one billion tons of organic waste, more than 100 times more than is produced by humans. In the U.S., we spend approximately $110 billion annually to treat human wastewater---the primary cost-driver is nutrient removal. In contrast, livestock waste is generally spread on the ground, untreated, to fertilize crops with large portions of the nutrients migrating (via air and water) into the surrounding environment, beyond the farms on which it is applied.  It is now well established that most of  the voluntary conservation practices (often referred to as BMPs-Best Management Practices) that have traditionally been implemented to mitigate nutrient runoff, are considerably less effective than previously thought.

Nutrients from livestock waste runoff fuel downstream toxic algae blooms and dead zones in the Chesapeake Bay, Gulf of Mexico and the Great Lakes. Excess nutrient runoff also impacts local water resources, producing algae blooms in lakes and rivers and contaminating underground aquifers that supply drinking water. The livestock industry has been acknowledged as one of the largest sources of excess nutrients and other pollution in the U.S. (and the world). It has recently been acknowledged that a large portion of the nutrient impacts from livestock waste come from ammonia emissions that spread highly-reactive nitrogen throughout the watershed. The impacts of livestock production on public health and the environment are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers and activist institutional investors.

When implemented in appropriate situations, Bion's technology applications prevent the uncontrolled release to the environment of most of the nutrients from the CAFO waste stream, while recovering a substantial portion for valuable utilization. Our technology platform largely eliminates ammonia emissions, as well as greenhouse gases, odors and other harmful air emissions. Additionally, the platform destroys virtually all pathogens in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance. Similar to point-source treatment, such as an industrial or municipal wastewater treatment plant, the performance of Bion’s technology platform is precisely measured and quantified. Verification of this data by independent third parties can provide the basis for environmental credits, as well as sustainable branding claims.

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

Bion is working with several stakeholders, including national representatives of the livestock industry and members of the PA Legislature, to establish a competitive bidding program in PA that will allow the Commonwealth of Pennsylvania to purchase low-cost nutrient reduction credits from private-sector providers such as Bion. A bipartisan 2013 PA legislative study demonstrated that savings in compliance costs of up to 80 percent could be achieved in PA if such a strategy were implemented. Bion believes that other states which face similar livestock waste-related nutrient pollution issues will adopt a similar strategy. When developing markets for nutrient reductions become fully-established, Bion anticipates a robust opportunity to use its 2G Tech-based platform to retrofit existing CAFOs to generate sales of verified nutrient reduction credits.

Over the last three years, Bion has worked on development of its third generation technology (“3G Tech”) which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine), and c) while maintaining or improving environmental performance. The 3G Tech platform will produce a) a stable nitrogen fertilizer product that Bion believes will qualify for certification for use in organic food production, b) a soil amendment product that Bion believes will also qualify for organic production, as well as c) renewable natural gas that can be conditioned to pipeline quality. Pilot trials indicate that large scale 3G Tech-based Projects may be able to generate sufficient revenues from byproducts and renewable energy combined to support certain 3G Tech-based projects in locations where revenues from nutrient reduction credits are not available. In such cases, revenues from sales of nutrient reductions would significantly enhance project economics, but might not be required to develop certain Projects (including Integrated Projects).

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities:
1) installation of 2G- and 3G Tech Bion systems to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where:
a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues), and/or
b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences;
2) development of new state-of-the-art large scale waste treatment facilities, which may be developed in conjunction with new CAFOs, in strategic locations that were previously impracticable due to environmental impacts (“Projects”) (some of these may be Integrated Projects as described below) with multiple revenue streams; and
3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America.
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

INDUSTRY BACKGROUND

The traditional business model for CAFO's, regardless of livestock type, has relied on a combination of: 1) a passive environmental regulatory regime (including exemptions for agriculture pursuant to certain statutes) and 2) access to a relatively unlimited supply of cheap land and water to serve as the basis for "environmental" treatment of animal waste.  Such land and water resources have now become significantly more expensive and, due to climate/weather variations, less reliable. Further, ongoing consolidation of the CAFO industry has produced substantially larger and more geographically concentrated waste streams that exceed the ability of natural systems to mitigate the land disposal of manure.   At the same time, regulatory scrutiny of, and public concern about, food safety and the health and environmental impacts from CAFO's has intensified greatly as the occurrence of downstream and local impacts has become more commonplace.

The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost increases (feed, fuel, etc.), fluctuations in product pricing,  and, potentially, weather variability and climate change. Each of these issues negatively affect both the current profit levels and the future activities of the industry as presently structured.  Bion believes that its technologies (and its technology platform) can not only remediate/mitigate many of these problems, but can also be a catalyst for the substantial relocation, rationalization and modernization that is currently needed by the livestock industry in the U.S.

To a large degree, Bion’s Retrofit business segment (the remediation/mitigation opportunity) and, to a lesser degree, its Projects segment, utilizes our ability to efficiently capture and remove/transform nutrients (primarily nitrogen and phosphorus) and prevent ammonia emissions at the CAFO source at far lower cost than such nutrients can be removed downstream in municipal waste water and storm water treatment facilities in urban areas. Agricultural runoff (including atmospheric deposition of nitrogen from livestock-related ammonia emissions) is the largest water pollution problem in the United States. Agricultural release of nitrogen and phosphorus into rural watersheds negatively impacts water quality and increases remediation costs, not only for local waterways and aquifers, but also for downstream water bodies and urban areas. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting fresh and salt water quality throughout the country, including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico.

Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution and resultant algal blooms.  In each such case, agriculture in general--and CAFO's in particular--have been identified among the main contributors of pollution.  CAFO's are also recognized as a significant source of harmful air emissions and odors. Dairy CAFO's have been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley in California and elsewhere.  They are also among the largest contributors to nutrient pollution of the Chesapeake Bay.

A substantial volume of the nitrogen released to the atmosphere from CAFOs and their waste streams originates as ammonia and other nitrogen gas emissions, which is subsequently re-deposited to the ground, adding to the nitrogen loading to surface and ground water systems. Ammonia emissions also contribute to the formation of PM2.5, small inhalable particulate matter that is a well-recognized health risk. Further, untreated manure from CAFO’s utilized as fertilizer has been linked to pathogens that cause food-borne illnesses, as well as the spread of antibiotic-resistant bacteria, such as MRSA.

Bion believes that its patented and proven technologies offer the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

From 2008 through 2012, the Company focused on completion of the development of its second generation waste treatment systems and applications that are based on its patented and proprietary waste handling/renewable energy technology ("Bion System" or "System" or “2G Tech”) and its technology platform, based on its core technology. That re-development process was substantially completed approximately five years ago and the initial commercial system, based on our 2G Tech, was constructed and placed in commercial operation in Pennsylvania.

Current research and development work is focused on work toward completion of the development of the next generation (“3G Tech”) with emphasis on a) creating increased efficiencies, b) with lower operating costs, and c) increased recovery of valuable by-products (including nutrients in organic and/or inorganic forms and production of renewable energy from by-products, together with related renewable energy and/or environmental credits). Bion believes its 3G Tech will produce significantly greater value from the waste stream through the recovery of a concentrated natural nitrogen fertilizer product, soil amendment, and pipeline-quality renewable natural gas. As a result of R&D efforts and pilot trials over the last fifteen months, Bion has determined that revenues from byproducts and renewable energy, alone, may be sufficient to support certain large-scale 3G Tech-based projects. These potential opportunities will be dependent on a number of factors that are described below.

At this time, Bion is primarily focused on using its 3G technology to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project).

Portions of Bion’s business can be analogized to a utility model, which requires a long-term commitment from the both the livestock producer and/or purchaser (whether a third party CAFO or an Integrated Project developed by the Company) and the purchaser(s) of nutrient reduction credits and other by-products. Long term agreements are needed for Bion to make or arrange the necessary capital investments to install its systems to both treat the livestock waste and generate a consistent long-term supply of value-added by-products.

Our technology focus on environmental remediation combined with by-products recovery is based on capture, separation and re-aggregation  of the various “assets” in the waste stream in a way that maximizes the total value recovered from the waste stream. The revenue sources from such assets will likely include sales revenue from renewable energy (from either solids combustion or methane/renewable natural gas generation, using anaerobic/microaerobic digestion modules); fertilizer and soil amendment products (which may be organic); water reuse; and from monetization of environmental ‘reduction credits’ (including but not limited to nutrient, carbon, sediment, water and pathogen reduction). Bion continues research and development activities to enhance its technology platform so that it can maximize the revenue streams from the waste stream assets, considering multiple variables such as species, location, etc. The Company has focused a portion of its efforts on “normalizing” its technology platform for performance across a range of species (or combination of species). This effort has required significant work and resource allocation on research regarding balancing the activities of each process unit in order to maximize the value the system extracts overall. Each process unit is designed to both capture the most value possible at that treatment stage, as well as condition its discharge (feedstock for the next stage) to maximize the efficiency of the next process unit.  The by-products of this series of process units (which include certain Bion proprietary elements) are then “re-aggregated” into products to maximize their economic value. The revenues generated by any one process unit, such as renewable energy production or nitrogen recovery, may vary from project to project, depending on species or location (and the market needs in that area).

There is a clear global and U.S. trend on the part of the consumer of increasing demand for food safety, as well as improved sustainability in production practices. Media coverage of the environmental impacts and events associated with CAFOs, coupled with ongoing efforts of anti-CAFO advocacy groups, has hurt the industry’s image and left it searching for ways to demonstrate improved sustainability to its consumers. Bion believes that ‘certified environmental branding’ of both the animal protein products produced in CAFOs (including Integrated Projects) using the Company’s technology for waste mitigation/remediation, as well as the by-products (fertilizer, soil and/or feed additives, etc.) produced in the Company’s installations, will be an another benefit of Bion’s systems that can be monetized and become an additional source of revenue to the Company.  Bion has commenced efforts to obtain such branding.

Bion is now actively pursuing three main business opportunities:
1) installation of 2G- and 3G Tech Bion systems to retrofit and environmentally remediate existing CAFOs (“Retrofits”):
2) development of new state-of-the-art large scale waste treatment facilities, which may be developed in conjunction with new CAFOs, in strategic locations that were previously impracticable due to environmental impacts (“Projects”) (some of these may be Integrated Projects as described below) with multiple revenue streams; and
3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America.

The Company began pursuing these opportunities within the United States during the later stages of technology 2G Tech re-development in 2009 but has achieved very limited success to date (as described below) due to the delays in implementing policy changes required to establish viable nutrient credit trading markets. Since 2014 the Company has focused much of its resources on developing its 3G Tech platform, which is designed to increase the value of assets recovered from the waste stream, and thereby lessen the Company’s dependence on policy change to enable credit trading revenues. Most of the Company’s business activities have been focused on Pennsylvania and the Chesapeake Bay watershed for the past decade.

A substantial portion of our activities involve public policy initiatives (by the Company and other stakeholders) to encourage the establishment of appropriate public policies and regulations (at federal, regional, state and local levels) to facilitate cost effective environmental clean-up and, thereby, support our business activities. Bion has been joined by National Milk Producers Federation, Land O’Lakes, JBS and other national livestock interests to support changes to our nation’s clean water strategy that will allow states to acquire low-cost nutrient reductions through a competitive procurement process, in a similar manner to how government entities now acquire many other goods and services on behalf of the taxpayer. As developing markets for nutrient reductions become fully-established, Bion anticipates a robust business opportunity to retrofit existing CAFOs and develop Projects, based primarily on the sale of nutrient credits that provide cost-effective alternatives to today’s high-cost and failing clean water strategy.

To date the market for long-term nutrient reduction credits in Pennsylvania (‘PA’) has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  However, Bion is confident that once these markets are established, the credits it produces will be competitive in the credit trading markets, based on its cost to remove nitrogen from the livestock waste stream, compared to the cost to remove nitrogen through various other treatment activities.

Several independent studies have calculated the average cost to remove nitrogen through various sector practices. Reports prepared for the PA Senate (2008), Chesapeake Bay Commission (2012) and PA legislature (2013; described below), as well as the Maryland Chesapeake Bay Financing Strategy Report (2015), demonstrate that the cost to remove nitrogen (per pound on average) from agriculture is $44 to $54, municipal wastewater: $28 to $43, and storm water: $386 to $633. Pursuant to the PA legislative study, by replacing sector allocation (for all sectors) with competitive bidding, up to 80 percent savings could be achieved in PA’s Chesapeake Bay compliance costs ($1.5 billion annually) by 2025. If the legislative study had focused on the cost differentials of competitive bidding compared only with storm water, the relative savings would be substantially greater.

Since these studies were completed, most of the larger (Tier 1) municipal wastewater treatment plants in PA have been upgraded, at a cost of approximately $2.5 billion (vs initial 2004 PA DEP cost estimates of $376 million). US EPA is now focused on PA’s storm water allocation (3.5 million pounds) and has this sector on ‘backstop level actions’, the highest level of EPA-oversight and the final step before sanctions. In the same 2004 PA DEP cost estimate that led to the more than a $2 billion underestimate/miscalculation in municipal wastewater plant upgrade costs, the estimate for storm water cost was $5.6 billion. In April 2017, US EPA sent a Letter of Expectation to PA DEP, expressing the agency’s support for the use of nutrient credit trading and competitive bidding to engage the private-sector to lower costs. The letter specifically encouraged the use of credit trading to offset the state’s looming storm water obligations.

Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are in the range of $8-$12 (or higher) per lb. of nitrogen reduction under long-term contracts, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that competitive bidding for nutrient reduction credits from alternative approaches can provide dramatically lower-cost solutions than traditional strategies.

Bion’s primary focus is to utilize/leverage our technology, expertise and relationships to develop new, state-of-the-art 3G Tech-based treatment facilities at new or existing large CAFOs, with strategic partners in the livestock industry (beef/swine/poultry/dairy), and potentially fertilizer and/or renewables sectors. These projects would be designed to capture the most value possible from the overall animal protein production process, including renewable energy and byproducts, premium pricing for a safe sustainable brand, maximized environmental credits available in the geographic location and modernized animal husbandry practices. These projects would also capture resource and operating efficiencies from both scale and, with new CAFOs, strategic location, and could leverage the sustainable brand across multiple species, products and states. New projects may or may not be integrated with food processing and/or other activities.

We believe that Bion’s technology also creates the opportunity to develop Integrated Projects that profitably integrate large-scale CAFO's production with their downstream food processing facility, and in certain applications, biofuel/ethanol production. The Bion platform will provide treatment of, as well as renewable energy and by-product recovery from, both the CAFO and food processing waste streams, on-site utilization of some or all of the renewable energy generated, and potentially, biofuel/ethanol production, in an environmentally and economically sustainable manner that reduces the aggregate capital expense and operating costs for the entire integrated complex while increasing production efficiencies.

In one such application, in the context of 2G Tech-based Integrated Projects, beef, dairy or swine production can be integrated with food processing and ethanol production, so that overall efficiencies would be increased by onsite use of energy and certain by-products, thereby maximizing their value. In addition to mitigating polluting releases to water and emissions to air, Bion’s platform will recover cellulosic biomass  from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or further processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy (and/or sold to unrelated purchasers).  Also, an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby potentially lowering the: i) capital expenditures, ii) operating, marketing and shipping costs, and iii) energy/fossil fuel usage of the ethanol production process.  Thus, integrated ethanol plants can potentially act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream.

Utilization of our 3G Tech would vary the integration process in several ways, including the production and utilization of renewable natural gas and greater recovery of nutrients, with a corresponding increase in value for fertilizer/soil amendment products---which products the Company believes can qualify for organic certification with higher value realization. As such, Bion Integrated Projects can be denominated "closed loop". We anticipate that the participants in our Integrated Projects will have substantially lower carbon footprints (per unit of production) compared to non-integrated producers of the same products. We anticipate that different projects will be integrated to different degrees and in different manners. Bion, as developer of, and a participant in, its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from these (and other) benefits of integrated activities, including the potential for premium pricing due to sustainable branding.

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

The Company's consolidated financial statements for the years ended June 30, 2017 and 2016 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2017 or June 30, 2016.  The Company has incurred net losses of approximately of $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $11,806,000 and $15,177,000 as of June 30, 2017.The report of the independent registered public accounting firms on the Company's consolidated financial statements as of and for the years ended June 30, 2017 and June 30, 2016 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

Bion has invested over $100 million in its business, much of which has been expended development of its technologies and technology platform, policy change initiatives and other activities, since 1989. Our 2G Tech is proven at commercial scale and has been reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The 2G Tech platform provides the only verified nutrient credits from wet livestock waste (dairy, beef, and swine) that can be used to offset US EPA-mandated TMDL requirements. The 2G Tech platform provides the only proven comprehensive and cost-effective treatment of wet livestock waste  of which we are aware (prior to implementation of our 3G Tech). The Company intends to implement its first 3G Tech systems during 2018.

Each Bion system (2G and 3G) is comprised of several process units combined in a ‘process train’, much like a municipal wastewater treatment plant. The platform utilizes a combination of mechanical, biological, and thermal processes and can be configured in a variety of ways, based on the needs and economics of the location, to provide the level of environmental treatment required, while separating and aggregating the various components of the waste stream for processing and recovery. A key attribute of the Bion platform is that the performance of the system can be measured, quantified and verified through a proprietary data collection system, providing a level of oversight and verification similar to waste water treatment facilities. In addition to providing third-party verification of reductions for regulatory/credit purposes, the same data can also be used to support the claims of a USDA-certified sustainable branding.

Bion’s 2G Tech waste treatment solutions are scalable, proven in commercial operations and have been accepted by EPA, USDA and other regulatory agencies. Bion’s 2G core processes are protected by seven U.S. patents and six international patents, with applications pending in the EU, New Zealand, Mexico, Brazil, Argentina and Australia. There is no other known cost-effective technology that provides Bion’s 2G system’s level of treatment of wet livestock waste: dairy, beef and swine (other than Bion’s 3G technology) Revenues from Bion’s 2G platform are 90 percent dependent on developing markets for nutrient reductions.

Bion’s 3G Tech platform has been developed over the past three years to maximize byproduct recovery values from large scale facilities (or multiple modular facilities) while maintaining/improving the level of environmental remediation produced by our 2G systems. The 3G system will recover nitrogen from the CAFO waste stream for production of nitrogen-rich fertilizer products that Bion believes will qualify for certification for use in growing organic crops. Further, the 3G Tech platform will recover methane that can be conditioned to pipeline quality and will qualify for various credits and subsidies as clean, renewable natural gas.  These two revenue streams will supplement revenues from nutrient reduction credits.  At the time of this filing, three U.S. patents are pending on the 3G Tech platform.

Building upon our 2G Tech and Bion's over 20 years of experience providing waste treatment services to the livestock industry, commencing with our first generation technology applications, the Company is pursuing the Retrofit opportunity related to environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. Bion's 2G and 3G Tech platforms create potentially profitable business opportunities to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many), and potentially to smaller facilities through aggregation of waste streams. Candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources.

The Kreider 1 dairy system in Pennsylvania in the Chesapeake Bay watershed represents the Company's first Retrofit in this market segment. This Retrofit installation is designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). While this project has not been (and may not be) a commercial success (due to PA’s failure to implement a viable long-term credit trading market), it has demonstrated that Bion’s manure treatment technology can generate low-cost verified credits, providing the basis of a 2013 PA Legislative Budget and Finance Committee report that supports the use of manure technologies to provide low-cost alternatives to meet Bay mandates.

It is likely that  the Kreider 2 poultry waste treatment Project, which is in its early development and pre-permitting phase, will be our first large scale Project. will utilize our 3G Tech to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other poultry operations and/or other waste streams) to generate renewable energy, tradable credits and by-products (including nitrogen in organic and/or non-organic forms). It is targeted to treat the waste stream from approximately 9 million birds, in modules, when fully developed. Estimated capital costs are currently in the $60 million range (with the caveat that no site has yet been chosen, technology development is not complete and the final design work has not yet begun) and has the potential to generate up gross revenues of up to $50 million annually from the multiple revenue streams based on current projected yields and prices, none of which are assured.

To complete and operate these projects, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will be needed to be expended for upgrade and continuing operations of the Kreider 1 system until sufficient revenues can be generated and the Pennvest Loan (see below) situation can be resolved, of which there is no assurance. The Kreider 1 system was developed to earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits.  Upon successful construction and operation, the Company anticipates that the Kreider 2 Project will earn revenue from the sale of nutrient reduction (and/or other) environmental credits generated by its 3G Tech system, and through sales of renewable energy and by-products (nutrients and soil amendment products in organic and/or non-organic forms and/or renewable energy and environmental credits) recovered.
To date the market for long-term nutrient reduction credits in Pennsylvania (‘PA’) has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  However, Bion is confident that once these markets are established, the credits it produces will be competitive in the credit trading markets, based on its cost to remove nitrogen from the livestock waste stream, compared to the cost to remove nitrogen through various other treatment activities.

Several independent studies have calculated the average cost to remove nitrogen through various sector practices. Reports prepared for the PA Senate (2008), Chesapeake Bay Commission (2012) and PA legislature (2013; described below), as well as the Maryland Chesapeake Bay Financing Strategy Report (2015), demonstrate that the cost to remove nitrogen (per pound on average) from agriculture is $44 to $54, municipal wastewater: $28 to $43, and storm water: $386 to $633. Pursuant to the PA legislative study, by replacing sector allocation (for all sectors) with competitive bidding, up to 80 percent savings could be achieved in PA’s Chesapeake Bay compliance costs ($1.5 billion annually) by 2025. If the legislative study had focused on the cost differentials of competitive bidding compared only with storm water, the relative savings would be substantially greater.

Since these studies were completed, most of the larger (Tier 1) municipal wastewater treatment plants in PA have been upgraded, at a cost of approximately $2.5 billion (vs initial 2004 PA DEP cost estimates of $376 million). US EPA is now focused on PA’s storm water allocation (3.5 million pounds) and has this sector on ‘backstop level actions’, the highest level of EPA-oversight and the final step before sanctions. In the same 2004 PA DEP cost estimate that led to the more than a $2 billion underestimate/miscalculation in municipal wastewater plant upgrade costs, the estimate for storm water cost was $5.6 billion. In April 2017, US EPA sent a Letter of Expectation to PA DEP, expressing the agency’s support for the use of nutrient credit trading and competitive bidding to engage the private-sector to lower costs. The letter specifically encouraged the use of credit trading to offset the state’s looming storm water obligations.

Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are in the range of $8-$12 (or higher) per lb. of nitrogen reduction under long-term contracts, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that competitive bidding for nutrient reduction credits from alternative approaches can provide dramatically lower-cost solutions than traditional strategies.

Bion will also pursue the opportunities related to development of Projects, including Integrated Projects.  Integrated Projects will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species), while recovering renewable energy and value-added fertilizer/soil amendment products, integrated with CAFO end product users/processing facilities, and/or potentially in some locations, a biofuel/ethanol plant capable of producing 40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30-mile radius.  In the case of Integrated Projects involving beef production, the Company anticipates that feedlots would be replaced by animal housing that allows ongoing manure collection for treatment while increasing beef yields. Bion believes its technology platform (2G Tech, 3G Tech and/or a hybrid in different situations) will allow integration of large-scale CAFO's with end product processors and/or potentially ethanol production, together with renewable energy production and byproducts (including organic nitrogen fertilizer products) recovered from the waste streams, and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, end product processors and/or ethanol plants. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2018. Bion hopes to commence development of its initial Project by optioning land and beginning the permitting process during calendar year 2018, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2018-20 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2024) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•	Successful development and completion of the first Project(s) to demonstrate the commercial economics of its technology platform (both 2G and 3G);
•	Successful development of the first Integrated Project to demonstrate the operation of a fully-integrated, environmentally-compliant Integrated Project at a profitable level;
•	Establishment of a substantial and liquid market for nutrient reductions generated from the Company’s present and future facilities;
•	Establishment of marketing relationships needed for realization of full value from the saleable products including organic nitrogen fertilizer products;
•	Successful completion of organic certifications and sustainable brands (USDA);
•	Our ability to raise sufficient funds to allow us to finance our activities, Retrofits and Projects; and
•	Regulatory and enforcement policies at the Federal, State and local levels.

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

Over the last several decades the livestock industry ‘specialized’, essentially decoupling from crop farming, and began developing increasingly larger facilities, which are often in close proximity, to improve production efficiencies. CAFOs are now responsible for the majority of U.S. animal protein production. The unintended consequence of increased scale, together with concentration in certain geographies, has been to overwhelm nature’s ability to absorb nutrients and mitigate other impacts from animal waste.

Nutrients from livestock waste enter the environment primarily through direct runoff (after ground application) or atmospheric deposition of nitrogen from ammonia emissions, after which they contaminate groundwater and surface waters. Livestock waste has now been acknowledged as one of the largest sources of excess nutrients that cause toxic algal blooms and dead zones in our waters, in addition to being a large source of greenhouse gases and ammonia, and pathogens that have been linked to food-borne illnesses and antibiotic resistance. A major study, completed in May 2016 by Colorado State University in collaboration with US EPA and the National Park Service, determined that ammonia emissions (from livestock and nitrogen fertilizers) have surpassed NOx emissions (from automobiles and power plants) as the largest source of problem nitrogen cycling from the atmosphere to the biosphere.

Ironically, the same manure that is degrading our environment also represents lost opportunities for the industry, as it represents a tremendous waste of the energy and most of the valuable nutrients it contains. Only about 25 percent of the highly-reactive and mobile nitrogen in manure is available to crops when applied as fertilizer; the rest is lost to runoff and/or volatilization to the atmosphere as ammonia or other gases. Further, in order to achieve the desired level of nitrogen via manure application, phosphorus must be over-applied, which is both wasteful and harmful to soil health and waters to which it migrates. Bion’s technology platform provides direct treatment of the waste stream (vs. release to the environment) that separates its various components so that they can then be processed into value-added byproducts, thereby allowing the energy, nitrogen, phosphorus and micronutrients to be utilized independent of each other.

The traditional business model for CAFO's, regardless of livestock type, has relied on a combination of: 1) a passive environmental regulatory regime (including exemptions pursuant to certain statutes), and 2) access to a relatively unlimited supply of cheap land and water to serve as the basis for "environmental" treatment of animal waste.  Such land and water resources have now become significantly more expensive and, due to climate/weather variations, less reliable. Further, ongoing consolidation of the CAFO industry has produced substantially increased and more concentrated waste streams.  At the same time, regulatory scrutiny of, and public concern about, food safety and the health and environmental impacts from CAFO's has intensified greatly as the occurrence of downstream and local impacts has become more commonplace.
 The production of animal protein (meat and dairy) in the United States (and elsewhere) now faces substantial constraints due to environmental pollution problems (primarily air and water), public health concerns, resource limitations (land, water and energy), input cost volatility and increases (feed, fuel, etc.), product price volatility and, potentially, weather variability and climate change. Each of these issues negatively affect both the current profit levels and the future activities of the industry as presently structured.  Spreading a billion tons of manure annually on fields and crops for fertilizer, is both a tremendous waste of resources and contributes to several widespread and costly environmental and public health impacts. Based on current estimates and practices, the annual environmental remediation costs of the nitrogen impacts from a dairy cow in Lancaster, Pennsylvania to the Chesapeake Bay range from $1,200 to $4,000 (depending on cleanup sector)  while generating only $150 to $400 in net income (at current milk prices). Onsite waste treatment such as Bion’s can reduce that nutrient reduction cost by 60-80% (or more) while generating measurable local environmental benefits whose economic value in many cases will exceed the Bay nutrient reduction costs.  Bion believes that its technologies (and its technology platform) can not only remediate/mitigate many of these problems, but can also be a catalyst for the substantial relocation, rationalization and modernization that is currently needed by the livestock industry in the U.S.

Agricultural runoff (including atmospheric deposition of nitrogen from livestock-related ammonia emissions) is the largest water pollution problem in the United States. Agricultural release of nitrogen and phosphorus into rural watersheds negatively impacts water quality and increases remediation costs, not only for local waterways and aquifers, but also for downstream water bodies and urban areas. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting fresh and salt water quality throughout the country, including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico.

Clean-up initiatives for the Chesapeake Bay, the Great Lakes and elsewhere are requiring the expenditure of substantial sums of money to reduce excess nutrient pollution and resultant algal blooms.  In each such case, agriculture in general--and CAFO's in particular--have been identified among the main contributors of pollution.  CAFO's are also recognized as a significant source of harmful air emissions and odors. Dairy CAFO's have been identified as the largest contributor to airborne ammonia and other polluting gases in the San Joaquin Valley in California and elsewhere.  They are also among the largest contributors to nutrient pollution of the Chesapeake Bay.

A substantial volume of the nitrogen released to the atmosphere from CAFOs and their waste streams originates as ammonia and other nitrogen gas emissions, which is subsequently re-deposited to the ground, adding to the nitrogen loading to surface and ground water systems. Ammonia emissions also contribute to the formation of PM2.5, small inhalable particulate matter that is a well-recognized health risk. Further, untreated manure from CAFO’s utilized as fertilizer has been linked to pathogens that cause food-borne illnesses, as well as the spread of antibiotic-resistant bacteria, such as MRSA.

Bion believes that its patented and proven technologies offer the only comprehensive solution to the environmental impacts of these concentrated livestock waste streams.

We believe Bion's technologies can enable animal protein production to take place in a manner which is both economically and environmentally sustainable, because our technology removes nutrients from the waste streams generated by animal operations at the source while it is still concentrated. The platform thereby, dramatically reduces releases to water and gaseous atmospheric emissions in a cost-effective manner.  The potential resulting herd concentration increase (due to lower pollution) will reduce marginal costs of production for the CAFO’s. Previously unavailable locations close to markets, feed and other needed inputs may become available due to the reduced pollution created by our technology. Also, it results in a core Bion technology platform that can enable substantial integration of environmental treatment, renewable energy and by-product production, and/or animal protein processing operations, and/or biofuel/ethanol production, thereby creating the basis for the Company's Integrated Projects business opportunity.

Bion’s 3G Tech platform will provide comprehensive onsite waste treatment and substantially greater value byproduct recovery capabilities at very large-scale production facilities (‘Projects’). The 3G Tech platform will recover renewable energy and nitrogen (that can be processed into a high-value natural and/or organic nitrogen fertilizer product), while simultaneously offering cost-effective solutions to several pressing environmental and public health issues.

Bion’s 3G Tech Project business model, which is applicable to large scale installations (such as the Kreider poultry operations in PA) or, potentially, ‘central waste processing facilities’ that serve multiple geographically-close CAFO facilities,  is based on revenue from the sale of 1) financial products generated in the course of Bion’s  3G Tech waste treatment including: a) nutrient reduction credits, b) renewable energy-related credits and c) other environmental credits; 2) byproducts, including a) natural concentrated nitrogen fertilizer , b) other fertilizer/soil amendment products, and 3) renewable natural gas (“RNG”); and 4) revenues from premium pricing due to sustainable branding. Based on pilot study results over the last 9 months related to the 3G Tech platform (and assuming such pilot results are achievable at commercial scale), Bion’s management currently estimates that in a commercial-scale Bion 3G Tech Project (such as the proposed Kreider 2 poultry waste treatment facilities or a large scale beef project of equivalent size) that there will be three large and roughly equivalent-sized revenue streams (based on currently projected pricing and yields (of products and/or verified credits), which may vary in the future, each category would contribute between 25%-45% of the gross revenues) and a fourth revenue stream thereafter:

1.	sales of verified nutrient reductions (when competitive bidding markets mature);
2.
sales of nutrient/soil amendment byproducts (which will require building distribution with industry partners, regulatory certifications (including organic certification), field trials and market acceptance);

3.	sales of RNG (and related credits); and, thereafter,
4.	revenue from licensing sustainable branding based on implementation of Bion’s technology.

Assuming that Bion can accomplish the tasks above, we believe that in some fully built-out Projects, any two of the above revenue categories may be sufficient to support profitability, based upon current estimated CAPEX and OPEX costs, with a much higher return if all three sales  revenue streams, plus licensing fees from branding, can be realized by a particular Project. Additional revenue streams will potentially be available in Integrated Projects (see below).

There are many risks associated with these projections, but Bion’s management is cautiously optimistic that the challenges will be met as the initial Projects are developed.

The Company is involved in ongoing technology development work with regard to:

1)	Ammonium Nitrogen Recovery (plus residual soil amendment production)
As part of our 3G Tech work, Bion filed patent applications in September 2015, and again in July 2017, for our processes that recover a natural nitrogen fertilizer product without the use of chemical additives or processes. Organic byproducts consist of ammonium bicarbonate and residual solids from the evaporation/distillation process utilized to process the discharge from a customized front-end anaerobic digester.  Bion is preparing a filing with the Organic Materials Review Institute (OMRI) for certification for use in growing of organic food.  The fertilizer product is intended to contain 12 to 15 percent nitrogen in a solid crystalline form that is water soluble and provides readily-available nitrogen. It will contain none of the phosphorus, salt, iron and other mineral constituents found in many fertilizers and also in the livestock waste stream (which may be separately recovered). Instead, the nitrogen recovered from Bion’s process will be in an industry-standard yet pure form that can be precision-applied to crops using existing equipment and is intended to be suited to greenhouse applications. Successful OMRI approval, if achieved, for the product’s use in organic crop production will provide Bion with access to a higher value market for the product than the synthetic nitrogen markets. The ability to generate concentrated ammonium bicarbonate in large scale and at low cost will potentially open significant opportunities in existing and future unique markets such as corn-fed organic beef, vertical farming and potentially organic cannabis. Both the ammonium bicarbonate and the residual solids will require Organic Materials Review Institute (OMRI) review and approval for their use as certified fertilizer products in organic farming operations.

2)	Renewable Energy/Credits
Bion’s 3G Tech platform incorporates anaerobic digestion (AD) (following pre-treatment) to recover methane from the volatile solids in the CAFO waste stream. At sufficient scale, methane can be cost-effectively conditioned and injected into existing pipelines, resulting in a renewable compressed natural gas. Federal programs to support renewable energy production include a 30 percent Biogas Investment Tax Credit (ITC) for qualifying biogas technologies and the Renewable Fuel Standard program that provides ongoing renewable energy credits for the production and use of renewable transportation fuels.  Livestock waste is one of the largest contributors of methane and nitrous oxide emissions, two of the most potent greenhouse gases. Under California’s carbon cap-and-trade program, eligible credits can be purchased from dairy farms located anywhere in the U.S. that utilize AD. Bion will file an application to include poultry layer manure, such as will be processed at Bion’s Kreider 2 poultry waste treatment facility, as an eligible feedstock.

3)	Sustainable Branding
During December 2015, Bion submitted its branding application to the USDA Agricultural Marketing Services’ Process Verified Program (PVP) to certify a number of verifiable environmental and public health benefits associated with the application of Bion’s technology to livestock production facilities. The initial application includes reductions in both nitrogen and carbon footprint, as well as pathogens. Licensing Bion’s brand, if approval is received, will allow producers that utilize Bion’s technology to differentiate themselves to consumers who are becoming increasingly more sustainability- and safety-conscious in their food choices. Bion’s application has received initial stage approvals by USDA, pending site-specific audits.

4)	Nutrient Reductions
Public expenditures on clean water from federal, state and local ratepayers are rising rapidly while overall water quality continues to decline. Harmful algal blooms that block sunlight and lead to ‘dead zones’ are  occur regularly in the Chesapeake Bay, Great Lakes, Gulf of Mexico and many other U.S. waters. Toxic algal blooms, like the 2014 Lake Erie bloom that shut down Toledo, Ohio’s water supply for several days, occur with increasing frequency. High nitrate levels in water wells located near livestock production are also increasing. Livestock waste has been acknowledged as one of the largest sources of excess nutrients. A task force of EPA and state officials described excess nutrients as having the potential to become “one of the costliest, most difficult environmental problems we face in the 21st century.” In 2010 US EPA established the Chesapeake Bay regulations that require substantial reductions in nutrients and sediment from the six Bay states and Washington, DC. This is the first watershed-wide, multi-state regulation of U.S. water quality. Compliance cost estimates vary widely, from $30 to $50 billion.  Bion’s technology will capture most of the nutrients from a livestock production facility, providing large-scale nutrient reductions at a fraction of the cost of traditional agricultural or downstream treatment.

Bion’s long-term objective is to focus the use of its 3G technology, branding and organic byproduct revenues to develop  large-scale livestock production Projects (some of which may be Integrated Projects—see below) that consolidate, either by direct ownership or joint venture, the revenues from livestock production and Bion’s platform-related revenue sources. Note that appropriate housing for beef cattle (replacing open feedlots) will represent a significant percentage of the  cost in the case of Projects involving beef production and will be required to collect the waste in an efficient manner in order to generate renewable energy and nutrient credits. However, the Company believes the housing will significantly increase livestock production net income (due to efficiencies in rate of weight gain, improved mortality rates and other documented factors) and that premium pricing of even  5-7% at the wholesale level resulting from an environmentally-sustainable brand certified by USDA will have a dramatic positive impact on the overall economics of production.  Further, we project that the potential revenue streams associated with organic byproducts and branding provide key long-term value opportunities that will drive such Projects.
The current administration’s US EPA and USDA strongly support a market-driven strategy that will engage the private sector to provide innovative solutions to reduce costs. Proposed cuts to federal funding are likely to accelerate movement by the EPA and/or multiple states toward competitive bidding and other lower cost approaches to environmental cleanup.  Nutrient reduction credit trading and/or procurement programs are already being evaluated and proposed in many states. They would allow verified reductions from unregulated sources, such as agriculture, to be used to offset federal requirements, in lieu of dramatically higher-cost infrastructure projects, such as municipal wastewater and storm water treatment. Nutrient reductions from Bion’s manure treatment technologies can be verified and achieved at substantially less cost than traditional infrastructure solutions, as well as today’s voluntary agricultural conservation practices. Additionally, treating livestock waste at its source also provides many benefits to the local environment and community that cannot be achieved with downstream treatment.

Integrated Projects

Some of Bion’s Projects may be Integrated Projects. In the context of Integrated Projects, Bion's waste treatment technology platform and the resulting herd concentration and scale it enables, provides  the opportunity to integrate a number of related revenue-generating operations, thereby reducing unit production costs while maximizing the value realized from the production of renewable energy and by-products.  The Bion Integrated Project model will access diversified revenue streams through a balanced integration of herd and technologies, closing the loop in many aspects, to provide a hedge/buffer of the commodity risks associated with any of the separate enterprises.  We believe that Bion's Integrated Projects may generate revenues and profits for the Company from one or more of the following items:

•	Waste processing and technology licensing fees;
•	Renewable energy production from either/and/or cellulosic biomass or methane recovered from the livestock waste streams combined with utilization of the energy produced within the Integrated Projects;
•	Various nutrient and renewable energy credits (and potentially other ‘environmental’ credits); and
•	By-product items including fertilizer or soil amendments (organic and inorganic).
•	Sustainable branding revenues;
and, in the case of integration with biofuel/ethanol production
•	Ethanol production cost savings;
•	Fees and savings related to permanently integrated utilization of the wet distiller grains, which are a by-product of ethanol production;

Exactly what fees and revenues would accrue to Bion will depend on the nature of Bion's participation in each Integrated Project and on negotiations with other participants in such Projects.  If Bion is simply the operator of its waste system within an Integrated Project that it develops, it would probably generate revenue from: a) waste processing and technology licensing fees charged to the CAFO and processing facility, b) sales of renewable energy to the processing facility and/or potentially biofuel/ethanol or other facilities, c) sales of the fertilizer and/or other products generated from the waste treatment process, d) fees for its "developer" role, and/or in the case of integration with biofuel/ethanol e) fees related to the utilization of the wet distillers grain made possible by the integration.  If Bion also participates in the ownership and/or operation of the ethanol plant, it would further generate revenue from sales of ethanol and sales of feed products to the CAFO.  Sales of distillers grain as feed products generally represent 14-20% of the total revenues of an ethanol plant if there is an available market for the distillers grain.  If Bion participates in the ownership and/or operation of the integrated CAFO (and its facilities), we will most likely generate additional revenues from the sale of the CAFO's end products.  While it is possible that Bion would have a uniform ownership interest throughout an Integrated Project, it is likely that in many cases Bion will have differing ownership interests (from 0% to 100%) in each component of an Integrated Project.

We believe that our technology platform and the proposed Integrated Projects do not involve significant technology risk.  Our waste handling technology is modular and scalable, has been utilized efficiently in the past and has been verified by peer-reviewed data and by extended commercial-sized operation. Our second generation Bion System module (at the Kreider dairy farm in Pennsylvania) has been tested and monitored through extended commercial operations and performed up to (or exceeded) expectations for nutrient removal from the CAFO waste stream.  The other Integrated Project components required for an integrated operation, such as CAFO facilities, ethanol plants and solids separation, drying and combustion equipment, primarily consist of available and fully-tested processes and equipment (or process and/or equipment which Bion has tested at its facilities) that do not pose any experimental challenges once properly sized, selected and installed. It is Bion's ability to integrate the component parts in a balanced proportion with large CAFO herds and potentially ethanol production in an environmentally sustainable manner that creates this unique economic opportunity.

Bion anticipates that the output (meat or dairy) from one or more Integrated Projects (in any of the categories above) may be primarily dedicated to international export markets designated by Integrated Project participants.  Bion has recently commenced activities related to seeking the participation of international end users in our Integrated Projects.

Although we have developed the structure and basic design work related to Integrated Projects, we have not yet actually developed or operated an Integrated Project.  Further, we have not completed the development of all of the System applications that will be necessary to address all targeted markets (such as swine, beef, etc.) and all geographic areas and we anticipate a continuing need for the development of additional applications and more efficient integration.

In order to implement an Integrated Project, Bion will need to work with (and/or acquire) CAFO's, end-product processors, and/or potentially biofuel/ethanol producers, to generate multi-party agreements pursuant to which the Integrated Projects will be developed and which will provide that, at a minimum, the following take place: a) the CAFO and  other facilities agree to locate in geographic proximity to each other, b) Bion licenses, constructs and operates its Systems to process the CAFO's and processor’s waste stream and produce renewable energy and other products from the waste stream, c) the integrated facilities agree to purchase and utilize the renewable energy produced by Bion from the CAFO waste stream in the place of natural gas or other energy purchases, and d) if integrated with biofuel/ethanol, the CAFO agrees to purchase and utilize the wet distillers grain by-product of the ethanol plant in its feed ration.  These agreements could be in the form of joint ventures, in which all parties share the cost and ownership of all facilities in the Integrated Project (in negotiated uniform or varied manners across the various facilities), or in other forms of multi-party agreements including agreements pursuant to which Bion would bear the cost of construction of its System and the owners of the CAFO and the ethanol plant would bear the cost of construction of the CAFO facilities and ethanol plant, respectively, and negotiated contractual arrangements would set forth the terms of transfer of products (wet distillers grain, combustible dried solids, etc.), energy and dollars among the parties.

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

Our original systems were wastewater treatment systems for dairy farms and food processing plants.  The basic design was modified in late 1994 to create Nutrient Management Systems ("NMS") that produced organic soil products as a byproduct of remediation of the waste stream when installed on large dairy or swine farms.  Through June 30, 2002, we sold and subsequently installed, in the aggregate, approximately 30 of these first iteration of Bion’s systems in 7 states, of which we believe a few may still in operation in 3 states.  We discontinued marketing of our first-generation NMS systems during fiscal year 2002 and turned control and ownership of the first-generation systems over to the farms on which they were installed over the following two years.  We were unable to produce a business model based on the first-generation systems that would generate sufficient revenues to create a profitable business.  While continuing to market and operate the first-generation systems, during the second half of calendar year 2000, we began to focus our activities on developing the next generation of the Bion technology. We no longer operate or own any of the first-generation NMS systems.

As a result of our research and development efforts, the core of our current technology was re-developed during fiscal years 2001-2004.  We designed and tested Systems that used state-of-the-art, computerized, real-time monitoring and system control with the potential to be remotely accessed for both reporting requirements and control functions.  These Systems were smaller and faster than our first-generation NMS systems.  The initial versions of our second generation of Bion Systems were designed to harvest solids used to produce organic fertilizer and soil amendments or additives (the "BionSoil(R) products") in a few weeks as compared to six to twelve months with our first-generation systems.

During 2003-4 we designed, installed and began testing a commercial scale, second generation Bion System as a temporary modification or retrofit to a waste lagoon on a 1,250-milking cow dairy farm in Texas, known as the DeVries Dairy.  In December 2004, Bion published an independently peer-reviewed report, a copy of which may be found on our website, www.biontech.com, with data from the DeVries project demonstrating a reduction in nutrients (nitrogen and phosphorus) of approximately 75% and air emissions of approximately 95%.  More specifically, those published results indicated that the Bion System produced a 74% reduction of nitrogen and a 79% reduction of phosphorus.  The air results show that the Bion System limited emissions from the waste stream as follows: (in pounds per 1,400-pound dairy cow per year):

●	Ammonia	0.20
●	Hydrogen Sulfide	0.56
●	Volatile Organic Compounds	0.08
●	Nitrogen Oxides	0.17

These emissions represented a reduction from published baselines of 95%-99%.

Through 2007 the demonstration project at the DeVries Dairy in Texas also provided Bion with the opportunity to explore mechanisms to best separate the processed manure into streams of coarse and fine solids, with the coarse cellulosic solids/biomass supporting generation of renewable energy and the fine solids potentially becoming the basis of organic fertilizer products and/or a high-protein animal feed ingredients. On-going research was also carried out on various aspects of nutrient releases and atmospheric emissions.

Bion discontinued operation of the DeVries demonstration research system during 2008.

During the 2005-2008 period, Bion focused on completing development of its 2G Tech platform and business model.  As such, we did not pursue near term sales and revenue opportunities, such as retrofitting existing CAFO's with interim versions of our waste management solutions, because such efforts would have diverted scarce management and financial resources and negatively impacted our ability to complete development of an integrated technology platform in support of large-scale sustainable Projects.

From 2009 through the present period, Bion has  actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities, potentially in conjunction with new CAFOs developed in strategic locations that were not previously possible due to environmental constraints in strategic locations (“Projects”) (some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is pursuing these opportunities within the United States and internationally. Launch of our 3G Tech (for use in all these areas) is anticipated during 2017/2018.

We believe significant Retrofit opportunities exist that will enable us to generate future revenue streams from Bion's 2G and 3G Tech. The initial Retrofit opportunities we are pursuing have related to the existing clean-up program for the Chesapeake Bay ('Chesapeake Bay Program' or 'CB Program'). The Company has at times deployed some of its limited resources toward an initiative in the Great Lakes/North Central states that has not yet yielded any contracts. The Company anticipates that further opportunities for our remediation/retrofit business will develop in other areas with CAFO’s, including the watersheds of the Great Lakes (from New York to Minnesota), the extended Mississippi River/Gulf of Mexico watershed (including its tributaries from Pennsylvania in the east to Montana/Wyoming/Colorado in the west), and other areas with excess nutrient pollution from agriculture in general and CAFO’s in particular.

Over the past 36 months the Company has undertaken research and development efforts to develop the 3G Tech (and related applications) with emphasis on increasing efficiency and increasing recovery of high value by-products (organic and inorganic), which efforts continue during the current fiscal year.

Chesapeake Bay Watershed: Kreider Farms Projects/Pennsylvania Initiatives

The urgency and priority of the need to clean up nutrient (primarily nitrogen and phosphorus) pollution to the Chesapeake Bay was clearly demonstrated with promulgation of President Obama's 2009 Executive Order concerning clean-up of the Chesapeake Bay and the EPA’s publication and issuance during December 2010 of the Chesapeake Bay Total Maximum Daily Load (TMDL) standard (http://www.epa.gov/reg3wapd/tmdl/ChesapeakeBay/tmdlexec.html) for nutrient pollution in Chesapeake Bay tributaries. In May 2010, the EPA published their overall strategy for remediating the Chesapeake Bay, and they have committed to reducing nitrogen and phosphorus flows to the Bay sufficiently to enable 60% of the Bay watershed segments to meet water quality standards by 2025.  At that time, 89 of the 92 Bay and tidal watershed segments were not in compliance with water quality standards (97% were out of compliance).  The EPA and associated state agencies also committed to short-term 3-year compliance milestones to enhance accountability and corrective actions, along with a host of definable and measurable goals, enhanced partnerships, and major environmental initiatives.  Based on these actions, greater compliance has been required commencing with the 2016 ‘water year’.  EPA documents defined the overall mission as requiring an approximately 65-million-pound annual reduction from existing nitrogen (N) loading to the Chesapeake Bay by 2025, of which 35 million pounds was allocated to Pennsylvania. Importantly, the 3-year compliance milestones were established as a part of the compliance program to add both short- and long-term accountability to state actions associated with reduced nutrient and sediment flows to the Chesapeake Bay. According to the EPA’s Interim Evaluation of Pennsylvania’s Milestone Progress published in June 2015, PA was 14.6 million pounds behind its 2014-2015 milestone commitments for nitrogen, a remarkably large deficit given the previously stated 2-million-pound deficit from the 2012-2013 water year.  EPA has placed PA’s agriculture and urban/suburban sectors under a “Backstop Actions Level”, the highest level of EPA oversight.  EPA has also stated that if load reductions remain off track, EPA may consider seeking additional (and expensive) pollutant reductions from the wastewater sector.

In an effort to get back on track and hold off federal intervention, PA unveiled a purported “comprehensive strategy” to "reboot" the state's efforts to improve water quality in January 2016.  The reboot strategy relied upon a mix of enhanced farm compliance and enforcement activities along with the promotion of additional best management practices (BMP).  This proposed strategy has been met with skepticism about its efficacy/practicality and resistance within the agricultural community. While many of these reboot efforts are continuing today, the PADEP Secretary resigned in May 2016 and PA appears to have slowed implementation efforts recently while seeking alternative approaches to reduce PA’s nitrogen pollution to the Chesapeake Bay. The budget spending package that was passed by the PA legislature in July 2018 contained no new funding for clean water related to either the Chesapeake Bay compliance mandates or state water quality.

As a result of PA’s default of its Bay mandates, and the host of upcoming both short and long-term specific commitments and compliance deadlines, Bion believes that its long-term opportunity related to the Chesapeake Bay clean-up has potentially been significantly expanded and accelerated.

During 2008, Bion executed an agreement to install a Bion System at the Kreider Farms (“KF”) in Lancaster County, Pennsylvania to reduce nitrogen (including ammonia emissions which are re-deposited as nitrogen from the atmosphere) and phosphorus in the farm's effluent. Bion undertook this project due, in large part, to Pennsylvania's nutrient credit trading program, which was established to provide cost-effective reductions of the excess flow of nutrients (nitrogen and phosphorus) into the Chesapeake Bay watershed. Bion worked extensively with the Pennsylvania Department of Environmental Protection ('PADEP') over several years to establish nutrient credit calculation/ verification methodologies that were appropriate to Bion's 2G Tech and recognizes its 'multi-media' (both water and atmospheric) approach to nutrient reductions.  Pennsylvania's nutrient credit trading program allows for voluntary credit trading between a 'non-point source' (such as a dairy or other agricultural sources) and a 'point source' polluter, such as a municipal waste water treatment plant or a housing development. For example, pursuant to this program, since Bion can reduce the nutrients from an existing dairy much more cost-effectively than a municipal wastewater treatment plant can reduce nutrients to meet its baseline, a municipal facility can purchase nutrient reduction credits (‘Credits’) from Bion to offset its nutrient discharges, rather than spending significantly more money to make (and operate) the plant upgrades necessary to achieve its own reductions. However, the market for long term Credits in PA has failed to develop any significant breadth or depth and no Credits have been sold from the Kreider 1 system.

During May 2008, the PADEP approved Bion's initial protocols to determine how many tradable nutrient (nitrogen and phosphorus) credits Bion would receive for nutrient reductions achieved through installation of its comprehensive dairy waste management 2G Tech Kreider 1 project pursuant to PA's efforts under the Chesapeake Bay Program mandates. During April 2010, the PADEP issued an amended certification.  The PADEP's approval includes the certification of credits, both for ammonia air emission reductions, and for significantly reducing the leaching and runoff potential of land-applied nutrients. The PADEP has certified the Kreider 1 dairy system for 107 nitrogen and 13 phosphorus credits (each credit represents an annual pound of reduction) for each of the 1,200 dairy cows (subject to testing and verification based on operational data). Bion's agreements with Kreider Farms provide for the Kreider 1 System to expand through-put to treat the waste from the Kreider dairy support herd after the PADEP has verified the operating results. It is anticipated that this expansion will take place and lead to a proportionate increase in credits generated for sale, only if a more robust market for long term nutrient reductions develops.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System are based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

Pursuant to the KF agreements, Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment, while generating marketable nutrient credits and renewable energy, was designed, constructed and entered full-scale operation during 2011. On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1”). After substantial unanticipated delays, on August 12, 2010, PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011, the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012, on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale, while continuing to utilize the Kreider 1 system to test technology improvements and add-ons. However, to date, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter, but Pennvest rejected PA1’s proposal made during the fall of 2014.  Neither party has any formal proposal on the table as of the date of this report, and only sporadic communication continues regarding the matters involved.  It is not possible at this date to predict the outcome of such negotiations/discussions, but the Company believes that a loan modification agreement may be reached in the future when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of the Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).   The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2018 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

Note that Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from: a) sales of nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, d) sustainable branding and/or e) potentially, in time, credits for the reduction of greenhouse gas emissions.  We believe that while the potential market is very large, it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

Several independent studies have calculated the average cost to remove nitrogen through various sector practices. Reports prepared for the PA Senate (2008), Chesapeake Bay Commission (2012) and PA legislature (2013; described below), as well as the Maryland Chesapeake Bay Financing Strategy Report (2015), demonstrate that the cost to remove nitrogen (per pound on average) from agriculture is $44 to $54, municipal wastewater: $28 to $43, and storm water: $386 to $633. Pursuant to the PA legislative study, by replacing sector allocation (for all sectors) with competitive bidding, up to 80 percent savings could be achieved in PA’s Chesapeake Bay compliance costs ($1.5 billion annually) by 2025. If the legislative study had focused on the cost differentials of competitive bidding compared only with storm water, the savings would be substantially greater.

Since these studies were completed, most of the larger (Tier 1) municipal wastewater treatment plants in PA have been upgraded, at a cost of approximately $2.5 billion (vs initial 2004 PA DEP cost estimates of $376 million). US EPA is now focused on PA’s storm water allocation (3.5 million pounds) and has this sector on ‘backstop level actions’, the highest level of EPA-oversight and the final step before sanctions. In the same 2004 PA DEP cost estimate that led to the more than a $2 billion underestimate/miscalculation in municipal wastewater plant upgrade costs, the estimate for storm water cost was $5.6 billion. In April 2017, US EPA sent a Letter of Expectation to PA DEP, expressing the agency’s support for the use of nutrient credit trading and competitive bidding to engage the private-sector to lower costs. The letter specifically encouraged the use of credit trading to offset the state’s looming storm water obligations.

Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are in the range of $8-$12 (or higher) per lb. of nitrogen reduction, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that credits from alternatives can provide dramatically lower-cost solutions than traditional strategies. .

On January 22, 2013, the Pennsylvania Legislative Budget and Finance Committee (“LBFC”) published a study (“Report”) detailing the economic and environmental benefits that would result from the implementation of a competitively bid, request for proposal (“RFP”) program for nitrogen reductions to fulfill Pennsylvania’s obligations under the US EPA-mandated Chesapeake Bay Total Maximum Daily Load (CB TMDL). We agree with and support the basic conclusions and recommendations of the Report. Links to both the full Report and a summary are available on the policy page of Bion’s website at www.biontech.com/policy.  The Report demonstrates that implementation of such a RFP program would result in dramatically lower cost compliance with Pennsylvania’s requirements under the CB TMDL and would also provide a host of additional environmental and economic benefits to Pennsylvania’s interior freshwater resources and communities.

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

In 2013, a report was issued by PennState University (https://www.usda.gov/oce/environmental_markets/files/EconomicTradingCBay.pdf) which the PADEP Secretary in 2016 described as the most reliable estimate of the amount of financial resources required to fully implement non-point source best management practices (BMPs) called for in Pennsylvania’s Watershed Implementation Plan (WIP).  This report provided two estimates. The first estimate showed a need for $3.6 billion in capital costs to fully implement all non-point source BMPs in the WIP, in incremental levels between 2011 and 2025. The second estimate annualized costs through 2025 and included operation and maintenance (O&M) costs, resulting in a figure of $378.3 million per year.  Overall, this 2013 PSU study projected the state would need $378 million per year for 15 years, including O&M totaling $5.6 billion to place in service a sufficient number of designated BMPs to achieve reductions of 24 million pounds of nitrogen annually.  The 2013 PSU study was completed prior to guidance issued by US EPA Region 3 in 2014 which was adopted by the PADEP as a  requirement for a one-for-three ‘uncertainty factor’ be applied to BMPs in PA, since their actual performance is now known to be substantially less than previously modelled. Accounting for the uncertainty factor, PA’s BMP cost estimate per the PSU study would need to be increased to $16.8 billion ( three times the $5.6 billion conclusion of  the PSU study).
A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in PA, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the Report. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to PA’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The head of the Coalition is Ed Schafer, Bion’s Vice Chairman. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)   Senate Bill 799 (successor to prior SB 924 and SB 724) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there has been vocal opposition to SB 799 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 799 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. Most (if not all) of the publicly proposed new (or upgraded) municipal waste water and storm water treatment facilities in the Chesapeake Bay watershed in PA, Maryland, Virginia and Washington, DC have projected costs (capital and operating) far in excess of the costs involved in reducing nutrients using Bion’s Systems to treat CAFO wastes at the source. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies, makes it reasonable to believe that Bion's potential profitability from projects in the Chesapeake Bay watershed should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 65 million (or more) pounds annually (including airborne ammonia) over the next decade, with verified nutrient reductions potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes that some significant portion of the nutrient reductions related to this clean-up mandate will be made by Bion Systems (which portion cannot be reasonably estimated at this time).

We believe that the credits from the Kreider 1 dairy project (verified by the PADEP) represent the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions, once regulatory issues are resolved.  Further, we believe this will provide, over time, a basis for credit trading basin-wide throughout the Chesapeake Bay watershed (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will potentially broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed. Both USEPA and Maryland DNR have expressed support for basin-wide trading for the Bay.

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

RECENT FINANCINGS

Sales of Common Stock during 2017 and 2016 Fiscal Years
During the year ended June 30, 2017, the Company sold 602,357 shares of its unregistered common stock (not including issuance of 35,027 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 170,472 shares issued to entities for services and 367,300 shares issued upon conversion of debt).  During the year ended June 30, 2017, the Company sold 30,467 unregistered shares at $0.75 share and received gross proceeds of $22,850.   During the year ended June 30, 2017, the Company also sold its unregistered securities as follows:  561,890 units at $0.75 per share, and received gross proceeds of $421,413 and net proceeds of $390,773  including; a) 210,517 units consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 per share until December 31 2017, b) 284,706 units consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 per share until March 31, 2018 and c)66,667 units consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 per share until June 30, 2018).

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

COMPETITION

There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues including, without limitation, Livestock Water Recycling, Inc, Centrisys Corp OriginClear, Inc., and Janicki Bioenergy. Nutrient, Inc., created by the dairy industry, has compiled a long list of potential technologies to address livestock waste issues. The potential competition has increased with the growing governmental and public concern focused on pollution due to CAFO wastes.  Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons") are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries.  Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states.  Although we believe that Bion’s comprehensive solution is the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist, including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids), as well as various thermal waste-to-energy technologies.  Additionally, many efforts are underway to develop and test new technologies.

Our ability to compete is dependent upon  favorable regulatory conditions, our ability to obtain required approvals and permits from regulatory authorities and upon our ability to introduce and market our Systems in the appropriate industry and geographic segments.

There is also extensive competition in the livestock, biomass renewable energy, organic soil amendment/fertilizer/organic fertilizer and feed ingredient markets, and ethanol production.  There are many companies that are already selling products to satisfy demand in the sectors of these markets we are trying to enter.  Many of these companies have established marketing and sales organizations and customer commitments, are supporting their products with advertising, sometimes on a national basis, and have developed brand name recognition and customer loyalty in many cases. Because Bion systems offer a comprehensive solution that is designed to produce up to four separate and distinct revenue streams, the Company believes that it has the ability to be more competitive in any one of the sectors from which it derives revenue.

In the context of potential Integrated Projects that include ethanol production, a number of companies have discussed and/or attempted to implement some version of ‘closed loop integrated projects’ in the past, including without limitation, Panda Ethanol, E3 BioFuels and Prime BioSolutions. They are, or have in the past, pursued, with limited success to date, the development of various forms of such projects, which combine CAFOs and ethanol plants and utilize the CAFO waste stream to produce energy for the ethanol plant and the CAFO herd to consume the distillers grain by-product of the ethanol production.  While a very limited number of entities (including those named above) have announced projects and/or solutions that sound similar to the Company's Integrated Projects with limited success to date, there appear to be significant differences. To date, the Company knows of no entities which have had sustained success in this sector. None of the technologies of which the Company is aware appear to represent solutions to the nutrient and atmospheric environmental problems of CAFOs addressed by Bion's technology, or have any substantial independent data supporting claimed environmental benefits; and, therefore, the Company believes that their potential projects will be limited to locations in which CAFOs have already been permitted and limited to the existing CAFO size.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of Projects (including Integrated Projects) will be developed by the Company.  We anticipate initially developing, owning interests in, and operating only one or a few Projects commencing during 2018-19, and, thereafter, developing a limited number of Projects at a time.  Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

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

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to (as noted below using an "*"), three United States patent applications and one international (PCT) patent application as set forth below:

United States Currently Pending:

(1)    14/483,424 (09/11/14 application date): Wastewater Treatment Using Controlled Solids Input to an Anaerobic Digester: (UltraFilter) Dominic T. Bassani, Morton Orentlicher.
(2)    14/852,836 (09/14/15 application date): Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon.
(3)     15/638,193 (07/29/17 application date):  Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International (PCT) Currently Pending:

(1)    PCT/US2016/13254 (01/13/16 application date): Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon.
In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the businesses on which we are focused.  It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

The Company has elected to expense all costs and filing fees related to obtaining patents (resulting in no related asset being recognized  in the Company’s balance sheet) because the Company believes such costs and fees are immaterial (in the context of the Company’s total costs/expenses) and have no direct relationship to the value of the Company’s patents.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused toward completion of the development of our 3G Tech (the initial version of which is ready for implementation in an appropriate Project) with emphasis on  increased recovery of valuable by-products (including nutrients in organic and/or non-organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its 3G Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas.

During the years ended June 30, 2017 and June 30, 2016, respectively, we expended approximately $369,000 and $316,000  (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. During the 2017 fiscal year, Bion’s research and development has been focused on development work to complete and further refine development of our 3G Tech which will have the capacity to process dry, poultry CAFO waste streams (in addition to wet dairy/beef/swine CAFO waste streams) and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Work has also involved modifying and adding unit processes to our 2G Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new patent filing(s) during the 2017 and 2016 fiscal years. The Company anticipates completion of its pilot system and pre-commercial testing for its 3G Tech by end of the current fiscal year. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value and our current research and development efforts have been focused on developments that will enhance  potential sales revenues from renewable energy (both from solids combustion and methane generation thru the use of anaerobic/microaerobic digestion modules), fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit in order to process a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives. In prior periods, Bion's main efforts were directed at further refinement of our 2G Tech and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model.  Research activities were also focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed, water re-use and other matters.

Environmental Protection/Regulation and Public Policy

In regards to Retrofits and development of Projects, we will be subject to extensive environmental (and other) regulations related to CAFO's, biofuel  production and end product (e.g fertilizer) producers.  To the extent that we are a provider of systems and services to others that result in the reduction of pollution, we are not under direct enforcement or regulatory pressure.  However, we are involved in the business of CAFO waste treatment and are impacted by environmental regulations in at least five different ways:

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
•     To the extent we own or operate Projects (including Integrated Projects with CAFO facilities and ethanol plants), those facilities will be subject to environmental regulations; and
•     Appropriate public policies need to be developed and implemented to facilitate environmental clean-up at CAFOs and the sale of nutrient reductions from such activities in order for the Company to monetize the nutrient reductions generated by its facilities.

Additionally, our activities are affected by many public policies and regulations (federal, state and local) related to other industries such as  municipal waste and storm water treatment, watershed-wide mandates, and others. For example, the existing differences in the regulatory requirements for agriculture versus municipal wastewater clean-up currently in place have negatively impaired the development of viable markets for nutrient reduction credits.

EMPLOYEES

As of September 1, 2017, we had 7 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel.  The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future.  None of our employees is represented by a labor union, and we consider our relations with our employees to be good.  None of our employees is covered by "key person" life insurance.

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

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.  Discussions, exchanges of correspondence and negotiations have taken place haltingly between PA1 and Pennvest concerning this matter over the past three years and are expected to continue in some form during the current fiscal year.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that at some point a loan modification agreement will be reached that will allow time for the development of a more robust market for nutrient reductions in Pennsylvania , of which there is no assurance.  PA1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the next 30-180 days.  Litigation has not commenced in this matter but has been threatened by Pennvest. Such litigation is likely if negotiations do not produce a resolution.

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

	2017		2016
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$0.96	$0.66	$1.27	$0.5178
Second Fiscal Quarter	$1.09	$0.58	$1.01	$0.7101
Third Fiscal Quarter	$1.01	$0.65	$1.00	$0.671
Fourth Fiscal Quarter	$1.02	$0.44	$0.9645	$0.631

(b)  Holders

The number of holders of record of our common stock at September 1, 2017 was approximately 1,200.  Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During each of fiscal year 2017 and 2016 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock during each of the 2017 and 2016 fiscal years.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006.  Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 22,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 1,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $500,000.  As of September 1, 2017, 4,545,037 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2017 through September 1, 2017.  Of the 4,545,037 options, 4,520,037 are vested as of September 1, 2017. As of June 30, 2017, the Company had no outstanding contingent Stock Bonuses.  Effective October 10, 2016, 117,500 the outstanding shares of contingent bonuses were cancelled.  In consideration of such cancellations, 109,500 fully vested options were granted to employees/consultants with the exercisable price of $1.00 until December 31, 2020.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	7,715,037	1.42	14,284,963

Equity compensation plans not approved by security holders	-	-	-

Total	7,715,037	1.42	14,284,963

(e)  Recent Sales of Unregistered Securities

During the year ended June 30, 2017, the Company sold -602,357 shares of its unregistered common stock (not including issuance of 35,027 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 170,472 shares issued to entities for services and 367,300 shares issued upon conversion of debt).  During the year ended June 30, 2017  the Company sold 30,467 unregistered shares at $0.75 share and received gross proceeds of $22,850.   During the year ended June 30, 2017, the Company also sold its unregistered securities as follows:  561,890 units at $0.75 per share, and received gross proceeds of $421,413 and net proceeds of $390,773 including; a) 210,517 units consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 per share until December 31 2017, b) 284,706 units consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 per share until March 31, 2018 and c)66,667 units consisted of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 per share until June 30, 2018).

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

ITEM 6.  SELECTED FINANCIAL DATA.

N/A

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2017 and 2016 ("Financial Statements").

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

BUSINESS OVERVIEW

During the 2014 to 2017 fiscal years, the Company has focused its research and development activities toward development of our 3G Tech, augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2017 fiscal year with increased focus on recovery of marketable ‘byproducts’ (including nutrients and renewable natural gas) and completion of development of Bion’s 3G Tech and technology platform. We believe such activities will continue at least through the 2018 fiscal year, subject to availability of adequate financing for the Company’s operations, of which there is no assurance.

Operational results from the initial commercial system (utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s 2G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing a portion of valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s 2nd generation technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Currently, research and development activities are underway to improve, update and move toward completion and commercialization of our 3G Tech systems to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams.
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient reduction credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large-scale waste treatment facilities in conjunction with large CAFO’s in strategic locations (“Projects”) ( some of these may be Integrated Projects) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries.
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” below.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 12 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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
Bion continues its pre-develop work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 5+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).  During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s subsequent amended application during the 2018 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2017-8 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus d) license fees related to a ‘sustainable brand’.  We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

A substantial portion of our activities involve public policy initiatives (by the Company and other stakeholders) to encourage the establishment of appropriate public policies and regulations (at federal, regional, state and local levels) to facilitate cost effective environmental clean-up and, thereby, support our business activities. Bion has been joined by National Milk Producers Federation, Land O’Lakes, JBS and other national livestock interests to support changes to our nation’s clean water strategy that will allow states to acquire low-cost nutrient reductions through a competitive procurement process, in a similar manner to how government entities now acquire many other goods and services on behalf of the taxpayer. As developing markets for nutrient reductions become fully-established, Bion anticipates a robust business opportunity to retrofit existing CAFOs and develop Projects, based primarily on the sale of nutrient credits that provide cost-effective alternatives to today’s high-cost and failing clean water strategy.

To date the market for long-term nutrient reduction credits in Pennsylvania (‘PA’) has been very slow to develop and the Company’s activities have been negatively affected by such lack of development.  However, Bion is confident that once these markets are established, the credits it produces will be competitive in the credit trading markets, based on its cost to remove nitrogen from the livestock waste stream, compared to the cost to remove nitrogen through various other treatment activities.

Several independent studies have calculated the average cost to remove nitrogen through various sector practices. Reports prepared for the PA Senate (2008), Chesapeake Bay Commission (2012) and PA legislature (2013; described below), as well as the Maryland Chesapeake Bay Financing Strategy Report (2015), demonstrate that the cost to remove nitrogen (per pound on average) from agriculture is $44 to $54, municipal wastewater: $28 to $43, and storm water: $386 to $633. Pursuant to the PA legislative Report, by replacing sector allocation (for all sectors) with competitive bidding, up to 80 percent savings could be achieved in PA’s Chesapeake Bay compliance costs ($1.5 billion annually) by 2025. If the legislative study had focused on the cost differentials of competitive bidding compared only with storm water, the relative savings would be substantially greater.

Since these studies were completed, most of the larger (Tier 1) municipal wastewater treatment plants in PA have been upgraded, at a cost of approximately $2.5 billion (vs initial 2004 PA DEP cost estimates of $376 million). US EPA is now focused on PA’s storm water allocation (3.5 million pounds) and has this sector on ‘backstop level actions’, the highest level of EPA-oversight and the final step before sanctions. In the same 2004 PA DEP cost estimate that led to the more than a $2 billion underestimate/miscalculation in municipal wastewater plant upgrade costs, the estimate for storm water cost was $5.6 billion. In April 2017, US EPA sent a Letter of Expectation to PA DEP, expressing the agency’s support for the use of nutrient credit trading and competitive bidding to engage the private-sector to lower costs. The letter specifically encouraged the use of credit trading to offset the state’s looming storm water obligations.

The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)   Senate Bill 799 (successor to prior SB 924 and SB 724) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there has been vocal opposition to SB 799 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 799 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion will also pursue the opportunities related to development of Projects, including Integrated Projects.  Integrated Projects will include large CAFOs (such as large dairies, beef cattle feed lots and/or hog farms) with Bion waste treatment system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species), while recovering renewable energy and value-added fertilizer/soil amendment products, integrated with CAFO end product users/processing facilities, and/or potentially in some locations, a biofuel/ethanol plant capable of producing 40 million to 100 (or more) million gallons of ethanol per year. Such Integrated Projects will involve multiple CAFO modules of 10,000 or more beef or dairy cows (or waste stream equivalent of other species) with waste treatment modules on a single site and/or on sites within an approximately 30-mile radius.  Bion believes its technology platform (2G Tech, 3G Tech and/or a hybrid in different situations) will allow integration of large-scale CAFO's with end product processors and/or potentially ethanol production, together with renewable energy production and byproducts recovered from the waste streams, and on-site energy utilization in a 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, end product processors and/or ethanol plants. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

The Company currently anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2018. Bion hopes to commence development of its initial Project by optioning land and beginning the site-specific design and permitting process during calendar year 2018, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2018-21 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.
The Company’s audited financial statements for the years ended June 30, 2017 and 2016 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2017 includes a “going concern” explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern.  At June 30, 2017, the Company had a working capital deficit and a stockholders’ deficit of approximately $11,806,000 and $15,177,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for annual periods ending after December 15, 2016, and interim periods thereafter, early application is permitted. The adoption of ASU No. 2014-15 did not have a material impact on its financial statements.
In May 2017, the FASB issued ASU No. 2017-09 “Scope of Modification Accounting” which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications.  The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications.  ASU No. 2017-09 will be applied prospectively to awards modified on or after the adoption date.  The guidance is effective for annual periods, and interim periods within those annual periods beginning December 15, 2017, with early adoption permitted.  The Company does not anticipate any material impact on the Company’s financial statements upon adoption.

YEAR ENDED JUNE 30, 2017 COMPARED TO THE YEAR ENDED JUNE 30, 2016

Revenue

Total revenues were approximately nil and $4,000 for the years ended June 30, 2017 and 2016, respectively. The Company recognized revenue from nutrient credit sales for the years ended June 30, 2016.

General and Administrative

Total general and administrative expenses were $1,656,000 and $1,816,000 for the years ended June 30, 2017 and 2016, respectively.

General and administrative expenses, excluding stock-based compensation charges of $310,000 and $178,000, were $1,346,000 and $1,638,000 for the years ended June 30, 2017 and 2016, respectively, representing a $292,000 decrease. Salaries and related payroll tax expenses increased to $296,000 for the year ended June 30, 2017 from $290,000 for the year ended June 30, 2016, representing a small increase of $6,000.  Consulting costs were $594,000 and $710,000 for the years ended June 30, 2017 and 2016, respectively, representing a $116,000 decrease primarily due to a decrease in the costs of services provided by Schafer during the year ended June 30, 2017 and a shift in services provided by the Company’s CEO to more research and development activities. Investor relation costs decreased from $235,000 for the year ended June 30, 2016 to $75,000 for the year ended June 30, 2017 due to the Company’s reduced presence at multiple investor conferences and the reduced usage of an investor relations development firm during the year ended June 30, 2017.

General and administrative stock-based employee compensation for the years ended June 30, 2017 and 2016 consists of the following:

	Year ended June 30, 2017	Year ended June 30, 2016
General and administrative:
Fair value of stock options expensed under ASC 718	$129,000	$66,000
Fair value of stock bonus expensed	15,000	69,000
Change in fair value from modification of option and warrant terms	166,000	43,000
Total	$310,000	$178,000

Stock-based compensation charges were $310,000 and $178,000 for the years ended June 30, 2017 and 2016, respectively. Compensation expense relating to stock options was $129,000 and $66,000 during the years ended June 30, 2017 and 2016, respectively. The Company granted a total of 319,500 and 100,000 options during the years ended June 30, 2017 and 2016, respectively. The increase is due to the fact that 319,500 options were granted of which 294,500 vested during the year ended June 30, 2017, while only 100,000 options were granted during the same period in fiscal year 2016.  Compensation expense relating to stock bonuses expensed for the year ended June 30, 2017 related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from January 15, 2018 through January 2020 (a portion of which were allocated to research and development).  Compensation expense relating to stock bonus expensed for the year ended June 30, 2016 related to Mark Smith's employment agreement extension for which he was granted 75,000 shares of fully vested stock which was issued in January 2016. Compensation expense relating to the change in fair value from the modification of option terms was $166,000 and $43,000 for the years ended June 30, 2017 and 2016, respectively, as the Company granted extensions of option expiration dates and exercise prices to various employees and consultants during both of the years ended June 30, 2017 and 2016.

Depreciation

Total depreciation expense was $2,000 and $294,000 for the years ended June 30, 2017 and 2016, respectively. Depreciation expense is lower for the year ended June 30, 2017 due to the fiscal year 2016 $1,685,000 impairment of the Kreider 1 assets which reduced the depreciation base to zero.

Impairment loss on property and equipment

Impairment loss on property and equipment was nil and $1,685,000 for the years ended June 30, 2017 and 2016, respectively. Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,685,000 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero.

Research and Development

Total research and development expenses were $426,000 and $349,000 for the years ended June 30, 2017 and 2016, respectively.

Research and development expenses, excluding stock-based compensation expenses of $57,000 and $33,000, were $369,000 and $316,000 for the years ended June 30, 2017 and 2016, respectively. Consulting costs were $217,000 and $106,000 for the years ended June 30, 2017 and 2016, respectively.  The primary reason for the increase is due to a shift in services provided by the Company's CEO to more research and development activities. This was partially offset by a decrease in overall research and development spending due to insufficient cash.
Research and development stock-based employee compensation for the years ended June 30, 2017 and 2016 consists of the following:

	Year ended June 30, 2017	Year ended June 30, 2016
Research and development:
Fair value of stock bonuses expensed	$22,000	$-
Change in fair value from modification of option terms	11,000	-
Fair value of stock options expensed under ASC 718	24,000	33,000
Total	$57,000	$33,000

Stock-based compensation expenses were $57,000 and $33,000 for the years ended June 30, 2017 and 2016, respectively. Compensation expense relating to stock bonuses expensed for the year ended June 30, 2017 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from January 2018 through January 2020.  The compensation expense of $11,000 attributed to the change in fair value from modification of options terms for the year ended June 30, 2017 is due to a research and development employee's having certain option exercise prices reduced during the period. The fair value of stock options expensed was $24,000 and $33,000 for the years ended June 30, 2017 and 2016, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,084,000 and $4,139,000 for the years ended June 30, 2017 and 2016, respectively.

Other Expense

Other expense was $379,000 and $383,000 for the years ended June 30, 2017 and 2016, respectively.
Interest expense decreased slightly due to the restructuring of certain debt during September 2015 but was partially offset by higher interest bearing deferred compensation balances as of June 30, 2017 compared to June 30, 2016.  Interest expense related to the Pennvest loan was $197,000 for both periods.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $2,000 and $4,000 for the years ended June 30, 2017 and 2016, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,460,000 and $4,518,000 for the years ended June 30, 2017 and 2016, respectively, and the net loss per basic and diluted common share was $0.10 and $0.20, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2017 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2017, the Company had cash of approximately $73,000. During the year ended June 30, 2017, net cash used in operating activities was $517,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2017, the Company invested $2,000 on property and equipment.

Financing Activities

During the year ended June 30, 2017, the Company received cash proceeds of $421,000 from the sale of 561,890 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share at various times from December 31, 2017 through June 30, 2018. The Company paid cash commissions related to the sale of units of $31,000. The Company also received cash proceeds of $23,000 from the sale of 30,467 shares of the Company’s common stock and $7,500 due to the receipt of a subscription receivable.

As of June 30, 2017 the Company has debt obligations consisting of: a) deferred compensation of $2,107,000, b) convertible notes payable – affiliates of $3,405,000, and, c) a loan payable and accrued interest of $8,796,000, (owed by PA1).

Plan of Operations and Outlook

As of June 30, 2017, the Company had cash of approximately $73,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 through 2017, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. During the years ended June 30, 2014 and through 2017, the Company had the greatest difficulty raising funds to date. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2017 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes. As of June 30, 2017, such deferrals totaled approximately $5,512,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014 and 2015. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2017 the Company raised proceeds of approximately $452,000 through the sale of its securities (Note 7 to Financial Statements) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 12 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient reduction credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries. While the Company has commenced activities related to marketing and potential use of its technology in relation to expansion and/or development of CAFO's in the Northeast and Midwest (and elsewhere), we have met with extremely limited success to date. Bion considers these to be a large potential markets for the Company's growth over the next 36 months (and thereafter). Assuming that the Company can be successful in raising necessary funding and the development of a more robust market for nutrient reductions in Pennsylvania (and elsewhere), neither of which are assured at this date, the Company believes it will be able to succeed at such activities based on the operating results of its technologies and systems.

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2018 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2018 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions. Additionally, revenues from licensing fees related to a sustainable brand are also anticipated for many Projects. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during calendar year 2017. Bion hopes to commence development of its initial Project by optioning land and beginning the site specific design and permitting process during fiscal year 2018, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2018-20 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014.  As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 12 months.  It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2017, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2017 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2017. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances.  We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	67	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	71	Vice Chairman and Director

Jon Northrop	74	Secretary and Director

Dominic Bassani	70	Chief Executive Officer

Mark A. Smith (67) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003.  Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group.  Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC and Bion PA2, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis.  Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992.  Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980.  In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994) and LoTayLingKyur, Inc. (1994-2002). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat.

Edward T. Schafer (71) Edward Schafer previously served the Company's senior management team as Executive Vice Chairman and has been a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011.  Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). He completed a six month term as Interim President of the University of North Dakota in 2016. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (74) has served as our Secretary and a Director since March of 2003.  Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy.  Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001.  Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years.  His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The Company does not have a compensation committee due to its small size and limited resources.  The Board of Directors directly reviews and authorizes all compensation matters.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current and former executive officers during each of our last two fiscal years and the compensation paid to, or accrued for, each of our significant employees and consultants for the same period.

Summary Compensation

Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Com- pensation	Non- Qualified Deferred Compensa- tion Earnings	Other Compen- sation	Total

Mark A. Smith (3)	2017	$219,000	$-	$-	$36,000	$-	$-	$-	$255,00
President and Chief Financial Officer since March 25, 2003, and Director	2016	$222,000	$-	$69,000	$59,000	$-	$-	$-	$350,000
Brightcap/Dominic Bassani (4)	2017	$372,000	$-	$-	$-	$-	$-	$-	$372,000
VP-Special Projects & Strategic Planning and Chief Executive Officer	2016	$372,000	$-	$-	$-	$-	$-	$-	$372,000
Edward Schafer (5)	2017	$-	$-	$-	$-	$-	$-	$-	$-
Executive Vice Chairman and Director	2016	$20,000	$-	$-	$-	$-	$-	$-	$20,000
__________________

(1)	Includes compensation paid by Bion Technologies, Inc. and our wholly owned subsidiaries.

(2)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

(3)
Effective January 2015, Mr. Smith agreed to provide services to Bion and subsidiaries, through an extension of a previous employment agreement,  through December 31, 2015 at an annual salary of $216,000.   In October 2015, Smith and the Company signed an extension agreement to continue his employment through June 30, 2016, at an annual salary of $228,000.  As part of the October 2015 extension agreement, Smith was granted 100,000 options which vested immediately and was granted 75,000 shares of common stock as an extension bonus. In October 2016, the Company approved a month to month contract extension with Smith which included the issuance of 25,000 bonus shares (which were subsequently cancelled), the grant of 75,000 options which vested immediately, a monthly deferred salary of $18,000 effective October 1, 2016 and the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share (which was expanded on April 27, 2017 to the right to convert up to $300,000) and the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at "market" or into securities sold in the Company's most current/most recent private offering.

(4)
In September 2014 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through April 15, 2015. On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015 which salary has been accrued and deferred by the Company.  During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share (which was expanded on April 27, 2017 to the right to convert up to $300,000).

(5)
On February 10, 2015, the Company entered into an extension agreement with Edward Schafer, effective January 1, 2015, pursuant to which Mr. Schafer served as Executive Vice Chairman and director of the Company through December 31, 2015 at an annual rate of $180,000.  Mr. Schafer was granted a deferred sum of $120,000 for previously uncompensated services. Pursuant to the agreement the exercise period of outstanding options and warrants have been extended and certain option exercise prices were reduced $1.50.  In January 2016, Schafer agreed to extend his agreement through December 31, 2016.  During June 2016,  the Company and Schafer came to an agreement that due to other obligations, Schafer's involvement with the Company during the 2016 fiscal year was less than anticipated and his 2016 compensation was reduced by $160,000. Mr. Schafer continues to serve the Company on the same terms without any formal extension agreement (with the intention that an extension will be put in place during fiscal year 2018).Future compensation will be determined periodically based on evaluation by the board of directors.

Employment Agreements:

Mark A. Smith (“Smith”) has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003 (details regard earlier years and periods between 2003 and 2011 may be found in the Company’s prior Forms 10-K and other SEC filings). During July 2011, the Company entered into an extension agreement pursuant to which Smith continued to hold his current positions in the Company through a date no later than December 31, 2012. Commencing January 1, 2012, Smith’s monthly salary was $20,000, which has been accrued and deferred. In addition, Smith has been issued 90,000 shares of the Company’s common stock in two tranches of 45,000 shares on each of January 15, 2013 and 2014, respectively. As part of the extension agreement, Mr. Smith was also granted 200,000 options, which vested immediately, to purchase common shares of the Company at a price of $3.00 per share and which options expire on December 31, 2019. Effective July 15, 2012, the Company entered into an extension agreement pursuant to which Smith will continue to hold his current positions in the Company through a date no later than June 30, 2014. Effective September 2012, Smith’s monthly salary became $21,000 (which is currently being deferred). In addition, Smith was issued 150,000 shares of the Company’s common stock in two tranches of 75,000 shares on each of January 15, 2014 and 2015, which shares vested immediately. As part of the extension agreement, Smith was also granted a bonus of $25,000 paid in warrants, which vested immediately, to purchase 250,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expire on December 31, 2018 and a contingent stock bonus of 100,000 shares payable on the date on which the Company’s stock price first reaches $10.00 per share (regardless of whether Smith is still providing services to the Company on such date). Mr. Smith has voluntarily reduced his monthly deferred salary accrual to $14,000 due to the Company’s financial situation.  During September 2014, Smith agreed to continue his employment agreement through April 15, 2015 and also agreed to continue to defer his temporarily reduced salary of $14,000 per month.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months).  As part of the Extension Agreement, the balance of Smith’s existing convertible note payable  of $854,316 as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,519 with terms that i) materially reduced the interest rate by 50% (from 8% to 4%), ii) increased the conversion price by 11% (from $0.45 to $0.50), iii) set the conversion price at a fixed price so there can be no further reductions, iv) reduced the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extended the maturity date to December 31, 2017 (which maturity date was subsequently extended to July 1, 2019).  Additionally, pursuant to the Extension Agreement, Smith: i) continued to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation,  ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if above that price). Due to expiration of his most recent extension,  Mr. Smith is currently serving the Company on a month-to –month basis.

Dominic Bassani (“Bassani”) has served in senior management positions with the Company (as a full-time consultant) since 2001 (see prior Forms 10-K for earlier years and other filings with the SEC). Since March 31, 2005, the Company has had various agreements with Brightcap, Bassani’s family consulting company, through which the services of Bassani were provided through 2011. On September 30, 2009 the Company entered into an extension agreement with Brightcap pursuant to which Bassani provided services to the Company through September 30, 2012 for $312,000 annually (currently deferred). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On July 15, 2011, Bassani, Brightcap and the Company agreed to an extension/amendment of the existing agreement with Brightcap which provided that Bassani serve as CEO through June 30, 2013 and would continue to provide full-time services to the Company in other capacities through June 30, 2014 at a salary of $26,000 per month. In addition Bassani was to be issued 300,000 shares of the Company’s common stock issuable in three tranches of 100,000 shares on each of January 15, 2015, 2016 and 2017, respectively. Bassani was also granted 725,000 options, which vested immediately, to purchase shares of the Company’s common stock at $3.00 per share which options expired on December 31, 2019. Effective July 15, 2012, Bassani, Brightcap and the Company agreed to a further extension/amendment of the existing agreement with Brightcap which provided that Bassani would continue to provide the services of CEO through June 30, 2014. Bassani continued to provide full-time services to the Company at a cash salary of $26,000 per month (which has been deferred) and Bassani would be issued 300,000 shares of the Company’s common stock issuable in two tranches of 150,000 shares on each of January 15, 2015 and 2016, respectively, which shares would be immediately vested upon issuance. As part of the extension agreement, Bassani was also granted a bonus of $5,000 paid in warrants, which vested immediately, to purchase 50,000 shares of the Company’s common stock at a price of $2.10 per share and which warrants expired on December 31, 2018. During September 2014, Bassani agreed to extend his employment agreement until April 15, 2015 and that previously issued and expensed share grants of 100,000 and 150,000 shares that were to be issued on January 15, 2015, would be deferred until January 15, 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.)  As part of the agreement, the Company’s existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The of sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014 were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015.  In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani:  i) materially reduced the interest rate by 50% (from 8% to 4%), ii) increased the conversion price by 11% (from $0.45 to $0.50), iii) set the conversion price at a fixed price so there can be no further reductions, iv) reduced the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extended the maturity date to December 31, 2017 (See Note 6 to Financial Statements) (which maturity date was subsequently extended to July 1, 2019.  Additionally,  pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50(if above that price). On May 5, 2013, the Board of Directors approved agreements with Bassani and Smith, with effective date of May 15, 2013, in which Bassani and Smith agreed to continue to defer their respective cash compensation through April 30, 2014 (unless the Board of Directors elected to re-commence cash payment on an earlier date) and extended the due dates of their respective deferred cash compensation until January 15, 2015.  The Company provided Bassani and Smith with convertible promissory notes which reflected all the terms of these agreements to which future accruals were added as additional principal. These convertible promissory notes were altered as set forth in the paragraphs below. As part of the agreements, Bassani and Smith also forgave any possible obligations that Bion may have owed each of them in relation to unused vacation time for periods (over 10 years) prior to June 30, 2012.  In consideration of these agreements, Bassani and Smith:  a) have been granted 50%  ‘execution/exercise’ bonuses to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Bassani and Smith (and their respective donees) and in relation to contingent stock bonuses; b) their warrants and options, if due to expire prior to December 31, 2018, were extended to that date (with possible further extensions); and c) other modifications were made.

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer provided senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services were initially set at an annual rate of $250,000, which was to consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation was to  be at an annual rate of $225,000, all of which would have been payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which  Schafer provided senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remained unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which options immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schafer has deferred the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50% ‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Schafer (and his donees) and in relation to contingent stock bonuses. Effective January 1, 2014, Mr. Schafer agreed to continue his services to the Company as Director and Executive Vice-Chairman without periodic compensation in light of the Company’s financial situation. Mr. Schafer agreed not to receive any periodic compensation (cash or deferred) commencing January 1, 2014 and agreed to  be compensated with bonuses from time-to-time as determined to be appropriate by the Board of Directors.  No such bonuses have been declared to date.  On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer continued to provide services to the Company through December 31, 2015.  As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which was due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020. Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (See Note 6 to Financial Statements).  Additionally, pursuant to the  agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50 (if above that price), and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company. Effective June 30, 2016, Schafer and the Company determined that due to other obligations Schafer’s involvement with the Company during the 2016 fiscal year was less than anticipated and reduced his fiscal year 2016 compensation (all of which had been deferred)  by $160,000 and agreed that future compensation will be determined periodically based on evaluation by the board of directors.

Bassani, Smith and Schafer each agreed, effective June 30, 2017, to extend the maturity date of the outstanding convertible promissory notes set forth in the paragraphs above from December 31, 2017 to July1, 2019.

Other Agreements
The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the year ended June 30, 2017, pursuant to agreement with the employees and a consultant who had been granted the outstanding contingent stock bonuses, the Company cancelled all 117,500 outstanding contingent stock bonuses.  In consideration for the cancellations, the Company granted 109,500 fully vested options to these employees and a consultant to purchase common stock of the Company at $1.00 per share until December 31, 2020.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2017.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards

			Equity						Equity
			Incentive Plan					Equity	Incentive Plan
			Awards:				Market	Incentive Plan	Awards:
	Number of	Number of	Number of			Number of	Value of	Awards:	Market or
	Securities	Securities	Securities			Shares or	Shares or	Number of	Payout Value of
	Underlying	Underlying	Underlying			Units of	Units of	Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Units or Other	Units or Other
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Rights That Have	Rights That Have
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested	Not Vested	Not Vested

Mark A. Smith (1)	25,000	--	--	$1.00	2020	--	--	--	--
Mark A. Smith (1)	25,000	--	--	$1.25	2020	--	--	--	--
Mark A. Smith (1)	650,000	--	--	$1.50	2020	--	--	--	--
Mark A. Smith (1)	100,000	--	--	$0.92	2020
Mark A. Smith (1)	150,000	--	--	$0.75	2020	--	--	--	--
Mark A. Smith (1)	75,000	--	--	$0.90	2020	--	--	--	--

Brightcap/ Dominic Bassani (1)	725,000	--	--	$1.50	2020	--	--	--	--
Brightcap/ Dominic Bassani (1)	450,000	--	--	$0.75	2020	--	--	--	--

Edward Schafer (1)	100,000	--	--	$2.10	2020	--	--	--	--
Edward Schafer (1)	300,000	--	--	$2.25	2020	--	--	--	--
Edward Schafer (1)	200,000	--	--	$3.00	2020	--	--	--	--

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

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	-	-	21,750	-	-	-	21,750
______________

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At August 15, 2017, the Company had issued 24,753,612 shares of its common stock, of which 24,049,303, are outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 15, 2017 by:

●	each person that is known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our executive officers and significant employees; and
●	all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 15, 2017.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 24,049,303 shares outstanding as of August 15, 2017.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, Box 566/1774 Summitview, Crestone, Colorado 81131.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

	Shares of Common Stock Beneficially Owned
Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) Box 566/1774 Summitview Way Crestone, CO 81131	704,309	2.8%	-

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	10,450,342	31.0%	31.6%

Anthony Orphanos(3) c/o Blacksmith Advisors, LLC 320 Park Avenue, 18th Floor New York, NY 10022	2,421,345	9.7%	9.9%

Danielle Lominy(4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	2,433,935	9.1%	9.4%

Mark A. Smith(5)	5,341,291	18.1%	18.5%

Edward T. Schafer(6)	1,988,709	7.5%	7.7%

Jon Northrop(7)	337,289	1.4%	1.4%

All executive officers and directors as a group (4 persons)	18,117,631	44.7%	45.5%
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

(2)
Includes 62,201 shares, 1,175,000 shares underlying options and 955,000 shares underlying warrants held directly by Mr. Bassani; 354,342 shares and 150,000 shares underlying warrants held by Mr. Bassani's wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife. Also includes 576,000 shares owned by Mr. Bassani's daughter, Danielle Lominy (formerly Danielle Bassani), and 346,458 shares underlying warrants owned by Danielle Lominy. Also includes 3,236,388 shares and 809,097 warrants underlying units that could be issued on the conversion by Bassani of a deferred compensation promissory note in the amount of $1,618,194. Mr. Bassani has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020. The conversion price will be $.50 per unit. Also includes 728,729 shares of common stock that could be issued on the conversion (at the election of Mr. Bassani) by Mr. Bassani of a convertible note in the amount of $437,237. The conversion price will be $0.60 per share. Also includes 1,217,194 shares of common stock that could be issued on the conversion (at the election of Bassani) by Bassani of deferred compensation in the amount of $1,043,646. Up to $300,000 of Mr. Bassani’s deferred compensation is convertible into the Company’s common stock at $.75 per share and the balance of $743,646 is convertible at $0.91 per share pursuant to agreements with the Company. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani's adult daughter, Danielle Lominy (formerly Danielle Bassani), who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members, none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)
Includes 570,063 shares held directly by Mr. Orphanos plus 156,750 shares underlying warrants held directly by Mr. Orphanos; 120,263 shares held jointly with his wife; 1,425,374 shares held in IRA accounts; and 148,895 shares of common stock that could be issued on conversion of a $89,337 convertible note (conversion price $.60 per share).  Not included are 400,000 shares and 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee, and 3,090,377 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 354,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(4)
Includes 176,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees; 400,000 shares owned by the Danielle Bassani Trust; and 346,458 shares underlying warrants held by Danielle Lominy.

(5)
Includes 280,562 shares held directly by Mark A. Smith and 62,535 shares held by Mark Smith in an IRA; 1,025,000 shares underlying options held directly by Mr. Smith; 1,163,645 shares underlying warrants held directly by Mr. Smith; 177,591 shares held jointly with his wife; 53,756 shares held by his wife in her IRA; and 12,681 shares of common stock held by LoTayLingKyur Foundation which is controlled by Mr. Smith. Also includes 1,680,606 shares and 420,152 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of a deferred compensation promissory note in the amount of $840,303.  Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020. The conversion price will be $.50 per unit. Also includes 464,763 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation in the amount of $358,934 (based on a conversion price of $.75 per share for $300,000 and a conversion price of $0.91 per share for the balance per agreements between Mr. Smith and the Company). Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(6)
Includes 158,254 shares held directly by Mr. Schafer, options to purchase 600,000 shares and warrants to purchase 23,934 shares. Also includes 835,852 shares and 208,898 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $417,976. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and 1/4 warrant exercisable at $1.00 per share until December 31, 2020. The conversion price is $.50 per unit. Also includes 133,164 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of deferred compensation in the amount of $120,269. The conversion price will be $0.91 per share. Also includes 29,417 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $17,650. The conversion price will be $0.60 per share.

(7)
Includes 127,289 shares held directly by Jon Northrop and options to purchase 210,000 shares held by Jon Northrop. Does not include shares or options owned by the adult children of Jon Northrop nor his former wife.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. as its independent registered public accounting firm.  In January 2107 the Company engaged Eide Bailly LLP as its successor independent registered public accounting firm.  The aggregate fees billed for each of the last two fiscal years ended June 30, 2016 and June 30, 2017 by GHP Horwath, P.C. and Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $61,900 and $63,100, respectively.

Audit Related Fees

There were no fees billed by GHP Horwath, P.C. and Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2017 and June 30, 2016.

Tax Fees

The aggregate fees billed for tax services rendered by GHP Horwath, P.C. and Eide Bailly LLP for tax compliance and related services for the two fiscal years ended June 30, 2017 and June 30, 2016 were nil and nil, respectively.

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

10.43	Letter of Intent dated August 18, 2007 between Bion Environmental Technologies, Inc. and Evergreen Farm, Inc. (5)

10.44	Memorandum of Understanding with Kreider Farms. (6)

10.45	Subscription Agreement from Bright Capital, Ltd. (7)

10.46	Amendment to 2006 Consolidated Incentive Plan. (7)

10.47	Agreement between the Company and Mark A. Smith dated May 31, 2008. (7)

10.48	2007 Series AB Convertible Promissory Note. (8)

10.49	Promissory Note between Bion Environmental Technologies, Inc. and Salvatore Zizza. (9)

10.50	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani. (9)

10.51	Agreement between Jeff Kapell and Bion dated November 1, 2008. (10)

10.52	Agreement between David Mager and Bion dated November 1, 2008. (10)

10.53	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani. (10)

10.54	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008. (10)

10.55	Kreider Farms Agreement (September 25, 2008): REDACTED. (11)

10.56	Agreement between Salvatore Zizza and Bion effective December 31, 2008. (12)

10.57	Amendment #3 to 2006 Consolidated Incentive Plan. (12)

10.58	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009. (13)

10.59	Agreement between Mark A. Smith and Bion effective January 12, 2009. (13)

10.60	Orphanos Extension Agreement dated January 13, 2009. (13)

10.61	Articles of Amendment including Statement of Designation and Determination of Preferences of Series B Convertible Preferred Stock. (14)

10.62	Lease Agreement between Ronald Kreider and Kreider Farms and Bion PA 1 LLC dated June 26, 2009. (15)

10.63	Capitalization Agreement between Bion Companies and Bion PA 1 LLC dated June 30, 2009. (15)

10.64	Zizza Notice re Master Sublease Option Exercise (November 20, 2009). (16)

10.65	Town of Schroeppel resolution (December 10, 2009). (16)

10.66	Articles of Amendment including Statement of Designation and Determination of Preferences of Series C Convertible Preferred Stock. (17)

10.67	Extension Agreement with Mark A. Smith. (18)

10.68	Agreement with Edward Schafer. (18)

10.69	Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010. (19)

10.70	Short Form Agreement. (20)

10.71	Resume of William O’Neill. (20)

10.72	Loan & Security Agreement with Milestone Bank. (21)

10.73	O'Neill Employment Agreement (dated December 22, 2010). (22)

10.74	Schafer Employment Agreement (dated December 21, 2010). (22)

10.75	Biography of Edward T. Schafer. (22)

10.76	James Morris Employment Agreement. (23)

10.77	John R. Grabowski Employment Agreement. (23)

10.78	Kreider Farms Clarification Agreement. (23)

10.79	Resignation of William O’Neill (effective May 13, 2011). (24)

10.80	PADEP Certification of Kreider Poultry Credits. (25)

10.81	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (26)

10.82	Smith Extension Agreement (executed August 31, 2011) (26)

10.83	Bloom Employment Agreement (executed September 30, 2011) (27)

10.84	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (28)

10.85	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (29)

10.86	Kreider Permit (dated August 1, 2012) (29)

10.87	Memorialization of Smith Extension Agreement (dated August 14, 2012) (30)

10.88	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (30)

10.89	Memorialization of Schafer Agreement (dated August 21, 2012) (30)

10.90	Board Ratification dated May 5, 2013 (31)

10.91	Demand Promissory Note dated May 13, 2013 (31)

10.92	Pennvest Demand Letter (dated September 25, 2014) (32)

10.93	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (33)

10.94	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (33)

10.95	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (33)

10.96	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (34)

10.97	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (34)

10.98	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (34)

10.99	Kreider Poultry Joint Venture Agreement (May 5, 2016) (35)

21	Subsidiaries of the Registrant. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

101
Interactive data files pursuant to Rule 405 of Regulation S-T:  (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements. Filed herewith electronically.

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
(29) Filed with Form 8-K on August 3, 2012
(30) Filed with Form 8-K on August 21, 2012.
(31) Filed with March 31, 2013 Form 10-Q on May 14, 2013.
(32) Filed with June 30, 2014 10-K on September 26, 2014.
(33) Filed with December 31, 2014 Form 10-Q on February 11, 2015
(34) Filed with June 30, 2015 Form 10-K on September 22, 2016
(35) Filed with March 31, 2016 Form 10-Q on May 9, 2016

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017 AND 2016

CONTENTS

Page

Consolidated financial statements:

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated balance sheets	F-4

Consolidated statements of operations	F-5

Consolidated statements of changes in equity (deficit)	F-6

Consolidated statements of cash flows	F-7

Notes to consolidated financial statements	F-8 - F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Bion Environmental Technologies, Inc. (the Company) as of June 30, 2017, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for the year ended June 30, 2017. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. as of June 30, 2017, and the results of their operations and their cash flows for the year ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated significant revenue and has suffered recurring losses from operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Denver, Colorado
September 26, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bion Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. and subsidiaries ("the Company") as of June 30, 2016, and the related consolidated statements of operations, changes in equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. and subsidiaries as of June 30, 2016, and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/GHP HORWATH, P.C.

Denver, Colorado
September 19, 2016

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2017	2016

ASSETS

Current assets:
Cash	$72,932	$170,194
Prepaid expenses	6,426	15,240
Subscription receivable	-	7,500
Deposits and other receivables	1,980	1,000

Total current assets	81,338	193,934

Property and equipment, net (Note 3)	3,192	4,259

Total assets	$84,530	$198,193

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$865,841	$768,272
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $32,000 and $30,000, respectively (Note 7)	29,400	27,400
Deferred compensation (Note 4)	2,107,262	1,436,595
Convertible notes payable - affiliates (Note 6)	88,927	-
Loan payable and accrued interest (Note 5)	8,796,322	8,563,662

Total current liabilities	11,887,752	10,795,929

Convertible notes payable - affiliates (Note 6)	3,316,060	3,280,647

Total liabilities	15,203,812	14,076,576

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	-	-

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 shares authorized, 24,748,213 and 23,573,057 shares issued, respectively; 24,043,904 and 22,868,748 shares outstanding, respectively	-	-
Additional paid-in capital	103,540,352	102,278,364
Subscription receivable - affiliate (Note 7)	(40,000)	-
Accumulated deficit	(118,676,966)	(116,216,493)

Deficit before noncontrolling interest	(15,176,614)	(13,938,129)

Noncontrolling interest	57,332	59,746

Total deficit	(15,119,282)	(13,878,383)

Total liabilities and deficit	$84,530	$198,193

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Revenue	$-	$3,658

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	1,655,734	1,816,341
Depreciation	1,981	293,577
Impairment loss on property and equipment	-	1,684,562
Research and development (including stock-based compensation (Note 7))	425,983	348,559

Total operating expenses	2,083,698	4,143,039

Loss from operations	(2,083,698)	(4,139,381)

Other expense:
Interest expense, net	379,189	382,686

Total interest expense	379,189	382,686

Net loss	(2,462,887)	(4,522,067)

Net loss attributable to the noncontrolling interest	2,414	3,634

Net loss applicable to Bion's common stockholders	$(2,460,473)	$(4,518,433)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.10)	$(0.20)

Weighted-average number of common shares outstanding:
Basic and diluted	23,459,931	22,745,281

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED JUNE 30, 2017 AND 2016

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2015	-	$-	22,089,650	$-	$100,891,127	$-	$(111,698,060)	$63,380	$(10,743,553)

Issuance of common stock for services	-	-	242,034	-	228,558	-	-	-	228,558
Vesting of options for services	-	-	-	-	99,553	-	-	-	99,553
Modification of options	-	-	-	-	42,550	-	-	-	42,550
Sale of units	-	-	393,698	-	314,957	-	-	-	314,957
Commissions on sale of units	-	-	-	-	(24,496)	-	-	-	(24,496)
Warrants exercised for common stock	-	-	562,839	-	500,022	(62,727)	-	-	437,295
Conversion of debt	-	-	341,978	-	286,093	-	-	-	286,093
Cancellation of common stock	-	-	(57,142)	-	(60,000)	62,727	-	-	2,727
Net loss	-	-	-	-	-	-	(4,518,433)	(3,634)	(4,522,067)
Balances, June 30, 2016	-	-	23,573,057	-	102,278,364	-	(116,216,493)	59,746	(13,878,383)
Issuance of common stock for services	-	-	205,499	-	158,636	-	-	-	158,636
Vesting of options and stock bonuses for services	-	-	-	-	189,438	-	-	-	189,438
Modification of options	-	-	-	-	177,471	-	-	-	177,471
Sale of common stock	-	-	30,467	-	22,850	-	-	-	22,850
Sale of units	-	-	561,890	-	421,413	-	-	-	421,413
Commissions on sale of units	-	-	-	-	(30,640)	-	-	-	(30,640)
Issuance of warrants	-	-	-	-	45,250	(40,000)	-	-	5,250
Warrants exercised for common stock	-	-	10,000	-	-	-	-	-	-
Conversion of debt	-	-	367,300	-	277,570	-	-	-	277,570
Net loss	-	-	-	-	-	-	(2,460,473)	(2,414)	(2,462,887)
Balances, June 30, 2017	-	$-	24,748,213	$-	$103,540,352	$(40,000)	$(118,676,966)	$57,332	$(15,119,282)

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,462,887)	$(4,522,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,981	293,577
Loss on retirement of property and equipment	770	-
Impairment loss on property and equipment	-	1,684,562
Accrued interest on loan payable, deferred compensation and other	413,590	418,171
Stock-based compensation	530,795	370,661
Decrease in prepaid expenses	8,814	3,263
Decrease in deposits and other receivables	-	6,108
Increase (decrease) in accounts payable and accrued expenses	159,636	(7,896)
Increase in deferred compensation	830,600	853,600

Net cash used in operating activities	(516,701)	(900,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,684)	(5,179)
Net cash used by investing activities	(1,684)	(5,179)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	7,500	13,125
Proceeds from sale of common stock	22,850	-
Proceeds from sale of units	421,413	314,957
Commissions on sale of units	(30,640)	(24,496)
Proceeds from promissory note receivable	-	45,000
Proceeds from exercise of warrants	-	387,522

Net cash provided by financing activities	421,123	736,108

Net decrease in cash	(97,262)	(169,092)

Cash at beginning of period	170,194	339,286

Cash at end of period	$72,932	$170,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation and accounts payable	$277,570	$286,093
Exercise of warrants for promissory note receivable for shares	$-	$105,000
Cancellation of shares and related promissory note receivable	-	(60,000)
Purchase of warrants for subscription receivable - affiliate	$40,000	-
Subscription receivable	$-	$7,500

See notes to consolidated financial statements.

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2017 AND 2016

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:
Organization and nature of business:
Bion Environmental Technologies, Inc. (“Bion” or “We” or the “Company”) was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Concentrated Animal Feeding Operations (“CAFO’s”). Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (nitrogen and phosphorus) and clean water. Bion’s technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology. Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, can be optimized to maximize recovery of marketable nutrients for potential use as fertilizer (organic and/or inorganic) and/or feed additives plus renewable energy (and related environmental credits).
During the 2014 to 2017 fiscal years, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams).  Bion has worked on development of its third generation technology (“3G Tech”) which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine), and c) while maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2018 fiscal year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance.
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing Environmental Protection Agency (“EPA”) ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large-scale waste treatment facilities in conjunction with large CAFO’s in strategic locations (“Projects”) ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water projects.

Management believes that Bion’s technology also creates the opportunity to develop Integrated Projects that profitably integrate large-scale CAFO's production with their downstream food processing facility, and in certain applications, biofuel/ethanol production. The Bion platform will provide treatment of, as well as renewable energy and by-product recovery from, both the CAFO and food processing waste streams, on-site utilization of some or all of the renewable energy generated, and potentially, biofuel/ethanol production, in an environmentally and economically sustainable manner that reduces the aggregate capital expense and operating costs for the entire integrated complex. Projects may involve various degrees of integration which will limit the benefits described herein. During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than four years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2017.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014.  No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 12 months.  It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
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
The Kreider projects are owned and operated by Bion through separate subsidiaries, in which Kreider has the option to acquire a noncontrolling interest. Substantial capital (equity and/or debt) has been and will continue to be expended on these projects. Additional funds will be required for continuing operations and additional capital expenditures for upgrades at Kreider 1 until sufficient revenues can be generated, of which there is no assurance. The Company anticipates that the Kreider 1 System will generate revenue primarily from the sale of nutrient reduction (and/or other) environmental credits. A portion of Bion’s research and development activities has taken place at the Kreider 1 facility.

Kreider 2 (not yet constructed) (and most future Projects) will be developed using variations on Bion’s 3G Tech to recover substantial marketable nutrients and renewable energy to supplement its revenue from nutrient reductions. The Company believes that the proceeds from multiple byproduct streams including i) fertilizer (organic and non-organic) and/or feed additives and ii) renewable energy (and related credits) can be reasonably projected to generate, in aggregate, revenue streams that, in certain circumstances, may exceed two-thirds of total revenues from such Project(s) when aggregated with license fees related to a ‘sustainable brand’ resulting from implementation of Bion’s technology. To date the market for long-term nutrient reduction credits in Pennsylvania has been very slow to develop and the Company’s activities have been negatively affected by the lack of such development.
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
A significant portion of Bion’s activities concern efforts with private and public stakeholders (at local and state level) in Pennsylvania (and other Chesapeake Bay and Midwest and Great Lakes states) and at the federal level EPA and the Department of Agriculture (“USDA”) (and other executive departments) and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. The Company anticipates that such efforts will continue in Pennsylvania and other Chesapeake Bay watershed states throughout the next 12 months and in various additional states thereafter.
Going concern and management’s plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016. At June 30, 2017, the Company has a working capital deficit and a stockholders’ deficit of approximately $11,806,000 and $15,177,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.
The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.
During the years ended June 30, 2017 and 2016, the Company received total proceeds of approximately $452,000 and $761,000 from the sale of its debt and equity securities. Proceeds during the 2017 and 2016 fiscal years have been lower than in earlier years which reduction has negatively impacted the Company’s business development efforts.
During fiscal years 2017 and 2016, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company prior to fiscal year 2016. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.
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

There is no realistic likelihood that funds required during the next twelve months (or in the periods immediately thereafter) for the Company’s basic operations and/or proposed Projects will be generated from operations. Therefore, the Company will need to raise sufficient funds from external sources such as debt or equity financings or other potential sources. The lack of sufficient additional capital resulting from the inability to generate cash flow from operations and/or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company’s existing shareholders. All of these factors have been exacerbated by the extremely limited and unsettled credit and capital markets presently existing for small companies like Bion.
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
Property and equipment:
Property and equipment are stated at cost and are depreciated, when placed into service, using the straight-line method over the estimated useful lives of the related assets, generally three to twenty years. The Company capitalizes all direct costs and all indirect incrementally identifiable costs related to the design and construction of its Integrated Projects. The Company has elected to expense all costs and filing fees related to obtaining patents (resulting in no related asset being recognized  in the Company’s balance sheet) because the Company believes such costs and fees are immaterial (in the context of the Company’s total costs/expenses) and have no direct relationship to the value of the Company’s patents.. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized based on the amount by which the carrying value of the assets or asset group exceeds its estimated fair value, and is recognized as a loss from operations.
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
The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the loan payable is indeterminable at this time due to the nature of the arrangement with a state agency and the fact that it is in default. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value. The fair value of the deferred compensation and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.
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
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2017, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2017 and 2016.
Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During years ended June 30, 2017 and 2016, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	June 30, 2017	June 30, 2016
Warrants	8,588,729	8,112,114
Options	4,545,037	4,225,537
Convertible debt	9,115,428	7,988,445
Convertible preferred stock	16,000	15,000

The following is a reconciliation of the denominators of the basic loss per share computations for the years ended June 30, 2017 and 2016:

	Year ended June 30, 2017	Year ended June 30, 2016
Shares issued – beginning of period	23,573,057	22,089,650
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	22,868,748	21,385,341
Weighted average shares for fully vested stock bonuses	177,534	600,000
Weighted average shares issued during the period	413,649	759,940
Basic weighted average shares – end of period	23,459,931	22,745,281

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
In May 2017, the FASB issued ASU No. 2017-09 “Scope of Modification Accounting” which clarifies when changes to the terms or conditions of a share-based payment awards must be accounted for as modifications.  The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications.  ASU No. 2017-09 will be applied prospectively to awards modified on or after the adoption date.  The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted.  The Company does not anticipate any material impact on the Company’s financial statements upon adoption.

3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	June 30, 2017	June 30, 2016
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,613	173,313
	2,795,753	2,797,453
Less accumulated depreciation	(2,792,561)	(2,793,194)
	$3,192	$4,259
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of June 30, 2017, management believes that no additional impairment exists.
Depreciation expense was $1,981 and $293,577 for the years ended June 30, 2017 and 2016, respectively.
4. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $2,107,262 and $1,436,595 as of June 30, 2017 and 2016, respectively. Included in the deferred compensation balances as of June 30, 2017, are $974,929, $320,733 and $119,473 owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, Mark A. Smith (“Smith”), the Company’s President, and Edward Schafer (“Schafer”), the Company’s Vice Chairman, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani, Smith and Schafer as of June 30, 2016 was $573,818, $168,301 and $115,073, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $450,643 and $337,918 as of June 30, 2017 and 2016, respectively, with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2018 (to be issued pursuant to the 2006 Plan).  Smith has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its most recent or then current (or most recent if there is no current) private placement.  The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,131 shares, respectively, of the Company’s common stock as of June 30, 2017 and, a former employee $72,500, which is not convertible and is non-interest bearing.  The company recorded interest expense of $55,569 ($45,573 with related parties) and $32,380 ($24,813 with related parties) for the years ended June 30, 2017 and 2016, respectively.

5. LOAN PAYABLE:
PA1, the Company’s wholly-owned subsidiary, owes $8,796,322 as of June 30, 2017 ($8,563,662 as of June 30, 2016) under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,042,322 as of June 30, 2017 ($809,662 as of June 30, 2016). The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,742,000 in fiscal years 2013 through 2017, and $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022 and $1,022,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $197,494 for both of the years ended June 30, 2017 and 2016, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2017.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. As of the date of this report, no formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the past 48 months. It is not possible at this date to predict the outcome of this matter, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 30-180 days.
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
6. CONVERTIBLE NOTES PAYABLE - AFFILIATES:
January 2015 Convertible Notes
The January 2015 Convertible Notes accrue interest at 4% per annum and were due and payable on December 31, 2017. Effective June 30, 2017, the maturity dates were extended on the January 2015 Convertible Notes until July 1, 2019.  The January 2015 Convertible Notes (including accrued interest, plus all future deferred compensation), are convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one quarter warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until December 31, 2020. The warrant contained in the Unit shall be exercisable at $1.00 per share until December 31, 2020. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.
As of June 30, 2017, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,610,760, $836,445 and $416,057, respectively.  As of June 30, 2016, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,552,178, $806,025 and $400,925, respectively. The Company recorded interest expense of $104,135 and $104,419 for the years ended June 30, 2017 and 2016, respectively.

September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of June 30, 2017, including accrued interest, are $435,229, $17,569 and $88,927, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2016, including accrued interest, were $418,995, $16,913 and $85,611, respectively. The Company recorded interest expense of $20,205 and $16,385 for the years ended June 30, 2017 and 2016, respectively.   Effective June 30, 2017, the maturity dates of the September 2015 Convertible Notes due Bassani and Schafer were extended until July 1, 2019.
7. STOCKHOLDERS' EQUITY:
Series B Preferred stock:
At July 1, 2014, the Company had 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed.
During the years ended June 30, 2017 and 2016, the Company declared dividends of $2,000 and $2,000 respectively. At June 30, 2017, accrued dividends payable are $12,000.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.
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
During the year ended June 30, 2017, the Company issued 205,499 shares of the Company’s common stock at prices ranging from $0.75 to $1.02 per share for services valued at $158,636, in the aggregate, to consultants and employees.
During the year ended June 30, 2017, the Company issued 10,000 shares of the Company’s restricted common stock upon receipt of its subscription receivable of $7,500 for the exercise of 10,000 warrants.
During the year ended June 30, 2017, the Company entered into multiple subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share with varying expiry dates ranging from December 31, 2017 through June 30, 2018 and pursuant thereto, the Company issued 561,890 units for total proceeds of $421,413, net proceeds of $390,773 after commissions.  The Company allocated the proceeds from the 561,890 shares and the 280,949 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $11,701 was allocated to the warrants and $409,712 was allocated to the shares, and both were recorded as additional paid in capital.
During the year ended June 30, 2017, the Company sold 30,467 shares of the Company’s common stock for $0.75 per share for total proceeds of $22,850.
During the year ended June 30, 2017, two consultants elected to convert $140,502 of deferred compensation into 184,542 shares of the Company’s common stock at a conversion rates ranging from $0.75 to $0.84 per share.   The Company also issued 79,614 warrants to purchase common shares of the Company for $1.00 per share with expiry dates of December 31, 2018 in conjunction with one of the conversions.
During the year ended June 30, 2017, Smith elected to convert deferred compensation and accounts payable of $75,000 and $62,068, respectively, into 182,758 units at $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share until March 31, 2018.

Warrants:
As of June 30, 2017, the Company had approximately 8.6 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2021.
The weighted-average exercise price for the outstanding warrants is $1.22, and the weighted-average remaining contractual life as of June 30, 2017 is 3.3 years.
At June 30, 2016 the Company had a subscription agreement for the exercise of 10,000 warrants at an exercise price of $0.75, resulting in a subscription receivable of $7,500.  During the year ended June 30, 2017, the Company received the subscription receivable of $7,500 and issued 10,000 shares of the Company’s common stock in satisfaction of the warrant exercise.
During the year ended June 30, 2017, warrants to purchase 870,319 shares of common stock of the Company at prices between $0.75 and $3.00 per share expired.
During the year ended June 30, 2017, Smith and a consultant each purchased 40,000 warrants at an exercise price of $1.00, with expiry dates of December 31, 2021.  Smith and the consultant utilized deferred compensation of $2,000 each to purchase the warrants.
During the year ended June 30, 2017, a consultant was issued 25,000 warrants at an exercise price of $0.90, expiring on December 31, 2019 in exchange for services valued at $1,250.
During the year ended June 30, 2017, the Company entered into multiple subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share with expiry dates ranging from December 31, 2017 through June 30, 2018, and pursuant thereto, the Company issued 561,890 units for gross proceeds of $421,413.  The Company allocated the proceeds from the 561,890 shares and the 280,949 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $11,701 was allocated to the warrants and $409,712 was allocated to the shares, and both were recorded as additional paid in capital.
During the year ended June 30, 2017, the Company received an interest bearing, secured promissory note for $40,000 from Bassani as consideration to purchase warrants to purchase 800,000 shares of the Company’s restricted common stock, which warrants are exercisable at $1.00 and have expiry dates of December 31, 2021 (“Bassani Warrant”).  The promissory note bears interest at 4% per annum, is secured by a perfected security interest in the Bassani Warrant, and is payable on November 15, 2017.
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
During the year ended June 30, 2017, the Company approved the modification of existing stock options held by an employee and two former employees, who are now consultants, which extended certain expiration dates and reduced certain exercise prices, which resulted in incremental non-cash compensation expense of $177,471.
During the year ended June 30, 2017, the Company approved the issuance of 100,000 shares in stock bonuses to an employee and a consultant with various vesting dates from January 15, 2018 through January 15, 2020.  The Company recorded $37,105 and nil of non-cash compensation related to the stock bonuses for the years ended June 30, 2017 and 2016, respectively.
The Company recorded compensation expense related to employee stock options of $152,333 and $99,553 for the years ended June 30, 2017 and 2016, respectively. The Company granted 319,500 and 100,000 options during the years ended June 30, 2017 and 2016, respectively.  During the years ended June 30, 2017 and 2016, nil and 288,333 options expired, respectively.

The fair value of the options granted during the years ended June 30, 2017 and 2016 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, June 30, 2017	Range, June 30, 2017	Weighted Average, June 30, 2016	Range, June 30, 2016
Volatility	78%	73%-86%	74%	74%
Dividend yield	-	-	-	-
Risk-free interest rate	1.17%	0.82%-1.44%	1.75%	1.75%
Expected term (years)	3.9	3-4	5	5
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
A summary of option activity under the 2006 Plan for the two years ended June 30, 2017 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2015	4,413,870	$1.88	4.1	$398,250
Granted	100,000	.92
Exercised	-	-
Forfeited	-	-
Expired	(288,333)	2.90
Outstanding at June 30, 2016	4,225,537	$1.45	4.1	$158,675
Granted	319,500	0.97
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2017	4,545,037	$1.42	2.9	$176,575
Exercisable at June 30, 2017	4,520,037	$1.42	2.9	$176,575

The following table presents information relating to nonvested stock options as of June 30, 2017:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2016	50,000	$ 0.76
Granted	319,500	0.46
Vested	(344,500)	(0.50)
Nonvested at June 30, 2017	25,000	$ 0.46

The total fair value of stock options that vested during the years ended June 30, 2017 and 2016 was $173,520 and $97,000, respectively. As of June 30, 2017, the Company had $4,600 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2017 and 2016 are as follows:

	Year ended June 30, 2017	Year ended June 30, 2016
General and administrative:
Fair value of stock bonuses expensed	$15,021	$69,000
Change in fair value from modification of option terms	166,031	42,550
Fair value of stock options expensed	129,081	66,092
Total	$310,133	$177,642

Research and development:
Fair value of stock bonus expensed	$22,084	$-
Change in fair value from modification of option terms	11,440	-
Fair value of stock options expensed	23,252	33,461
Total	$56,776	$33,461
8. INCOME TAXES:
The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2017 and 2016 is as follows:
	2017	2016
Expected income tax benefit at statutory rate	$(836,000)	$(1,537,000)
State taxes, net of federal benefit	(75,000)	(138,000)
Permanent differences and other	3,000	(13,000)
Change in valuation allowance	908,000	1,688,000
Income tax benefit	$-	$-
The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $52,861,000 as of June 30, 2017. These NOLs expire on various dates through 2037.
The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.
The Company’s deferred tax assets for the years ended June 30, 2017 and 2016 are estimated as follows:

	2017	2016
NOLs – noncurrent	$20,087,000	$19,705,000
Stock-based compensation - current	5,589,000	5,392,000
Property and equipment – noncurrent	2,014,000	2,014,000
Deferred compensation - noncurrent	2,017,000	1,688,000
Gross deferred tax assets	29,707,000	28,799,000
Valuation allowance	(29,707,000)	(28,799,000)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

9.  401(k) PLAN:
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

10. COMMITMENTS AND CONTINGENCIES:
Employment and consulting agreements:
Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  On February 10, 2015, the Company executed an Extension Agreement with Smith pursuant to which Smith extended his employment with the Company to December 31, 2015 (with the Company having an option to extend his employment an additional six months). As part of the Extension Agreement, the balance of Smith’s existing convertible note payable as of December 31, 2014, adjusted for conversions subsequent to that date, was replaced with a new convertible note with an initial principal amount of $760,520 with terms that i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increases the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017. Additionally, pursuant to the Extension Agreement, Smith: i) will continue to defer his cash compensation ($18,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 150,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 150,000 new options which vested immediately and iv) outstanding options and warrants owned by Smith (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50). In October 2015, the Company executed an Extension Agreement (“FY2016 Extension Agreement”) with Smith pursuant to which Smith extended his employment with the Company to June 30, 2016 (with Company having an option to extend his employment an additional six months). As part of the FY2016 Extension Agreement, Smith: i) will continue to defer his cash compensation ($19,000 per month) until the Board of Directors re-instates cash payments, ii) has been granted 100,000 new options which vested immediately, and iii) has been granted 75,000 shares of common stock as an extension bonus which are immediately vested and were issued on January 5, 2016. As of July 1, 2016, Smith is working under a month to month contract extension until a longer term agreement is reached.  On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i)   issuance of 25,000 bonus shares of the Company’s common shares on January 15, 2017 (which were subsequently cancelled), ii) grant of 75,000 options to purchase shares of the Company’s common shares at $0.90 per share with expiry date of December 31, 2020, which options are subject to the exercise/extension bonus, iii) a monthly deferred salary of $18,000 effective October 1, 2016, iv) the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018), and v) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties.
Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided. The Board appointed Bassani as the Company's CEO effective May 13, 2011. During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which were to be issued January 15, 2016 and 100,000 shares were to be issued January 15, 2017. The stock grants were expensed in the years they were awarded as they are fully vested. The stock grants were cancelled in October 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) As part of the agreement, the Company’s then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 6). In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani: i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 6). Additionally, pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018).

Contingent stock bonuses:
The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the year ended June 30, 2017, the Company cancelled all 117,500 outstanding contingent stock bonuses.  In consideration for the cancellations, the Company granted 109,500 fully vested options to certain employees and a consultant to purchase common stock of the Company at $1.00 per share until December 31, 2020.
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
As of June 30 2017, the execution/exercise bonus was applicable to 3,170,000 of the Company’s outstanding options and 7,748,524 of the Company’s outstanding warrants.
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
11. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to June 30, 2017 for recognition and disclosure in the financial statements and notes to the financial statements.
From July 1, 2017 through September 24, 2017, the Company has issued 9,211 shares of the Company’s common shares to an employee and a consultant for services valued at approximately $7,700.
From July 1, 2017 through September 24, 2017, the Company sold 49,417 Units of its securities at $0.75 per Unit for aggregate consideration of approximately $37,000.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company’s common shares at $1.00 per share until June 30, 2018.
From July 1, 2017 through September 24, 2017, the Company has entered into subscription agreements to sell 36,334 Units of its securities at $0.75 per Unit for aggregate consideration of approximately $27,000.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company’s common shares at $1.00 per share until June 30, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.
Dated: September 26, 2017	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman, President,	September 26, 2017
Mark A. Smith	Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 26, 2017
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 26, 2017
Jon Northrop

/s/ Edward Schafer	Vice Chairman	September 26, 2017
Edward Schafer	and Director