Form 10-Q
period 2017-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2017-11-09
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 1, 2017, there were 24,926,839 Common Shares issued and 24,222,530 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(unaudited)
ASSETS

Current assets:
Cash	$2,413	$72,932
Prepaid expenses	2,856	6,426
Deposits and other receivables	2,380	1,980

Total current assets	7,649	81,338

Property and equipment, net (Note 3)	2,756	3,192

Total assets	$10,405	$84,530

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$922,180	$865,841
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $32,500 and $32,000, respectively (Note 8)	29,900	29,400
Loans payable - affiliates (Note 4)	19,500	-
Deferred compensation (Note 5)	2,328,287	2,107,262
Convertible notes payable - affiliates (Note 7)	89,763	88,927
Loan payable and accrued interest (Note 6)	8,854,488	8,796,322

Total current liabilities	12,244,118	11,887,752

Convertible notes payable - affiliates (Note 7)	3,346,564	3,316,060

	15,590,682	15,203,812

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 24,809,841 and 24,748,213 shares issued, respectively; 24,105,532 and 24,043,904 shares outstanding, respectively	-	-
Additional paid-in capital	103,597,095	103,540,352
Subscription receivable - affiliate (Note 8)	(40,000)	(40,000)
Accumulated deficit	(119,194,197)	(118,676,966)

	(15,637,102)	(15,176,614)

Noncontrolling interest	56,825	57,332

Total deficit	(15,580,277)	(15,119,282)

Total liabilities and deficit	$10,405	$84,530

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	312,117	424,691
Depreciation	436	502
Research and development (including stock-based
compensation (Note 8))	106,746	112,243

Total operating expenses	419,299	537,436

Loss from operations	(419,299)	(537,436)

Other expense:
Interest expense, net	98,439	92,764

Total other expense	98,439	92,764

	(517,738)	(630,200)

Net loss attributable to the noncontrolling interest	507	534

Net loss applicable to Bion's common stockholders	$(517,231)	$(629,666)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.02)	$(0.03)

Weighted-average number of common shares outstanding:
Basic and diluted	24,067,093	23,544,122

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock		Additional	Subscription Receivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2017	-	$-	24,748,213	$-	$103,540,352	$(40,000)	$(118,676,966)	$57,332	$(15,119,282)

Issuance of common stock for services	-	-	9,211	-	7,677	-	-	-	7,677
Vesting of options and stock bonuses for services	-	-	-	-	13,460	-	-	-	13,460
Sale of units	-	-	52,417	-	39,312	-	-	-	39,312
Commissions on sale of units	-	-	-	-	(3,706)	-	-	-	(3,706)
Net loss	-	-	-	-	-	-	(517,231)	(507)	(517,738)
Balances, September 30, 2017	-	$-	24,809,841	$-	$103,597,095	$(40,000)	$(119,194,197)	$56,825	$(15,580,277)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(517,738)	$(630,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	436	502
Accrued interest on loan payable, deferred compensation and other	107,231	101,560
Stock-based compensation	21,137	37,412
Decrease (increase) in prepaid expenses	3,570	(661)
Increase in accounts payable and accrued expenses	56,339	49,861
Increase in deferred compensation	203,400	215,400

Net cash used in operating activities	(125,625)	(226,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	$-	$7,500
Proceeds from sale of common stock	-	22,850
Proceeds from sale of units	39,312	90,000
Commissions on sale of units	(3,706)	-
Proceeds from loans payable - affiliates	19,500	-

Net cash provided by financing activities	55,106	120,350

Net decrease in cash	(70,519)	(105,776)

Cash at beginning of period	72,932	170,194

Cash at end of period	$2,413	$64,418

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation and accounts payable	$-	$6,008

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(UNAUDITED)

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than four years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2017.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.
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
Kreider 2 pre-development work and technology evaluation, including execution of a stand-alone joint venture agreement, amended credit certification and discussions with potential joint venture partners, continues.  The Kreider 2 Project primarily relates to treatment of the wastes from Kreider’s poultry operations. Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status for its initial modules during calendar year 2018. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.
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
Going concern and management’s plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016, respectively and a net loss of approximately $518,000 during the three months ended September 30, 2017. At September 30, 2017, the Company has a working capital deficit and a stockholders’ deficit of approximately $12,236,000 and $15,637,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.
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
During the three months ended September 30, 2017, the Company received approximately $39,000 from the sale of its debt and equity securities.
During fiscal years 2017 and 2016 and through the three months ended September 30, 2017, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4). Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

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
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2017, and the results of operations and cash flows of the Company for the three months ended September 30, 2017 and 2016.  Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.
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
Stock-based compensation:

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
The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the loan payable is indeterminable at this time due to the nature of the arrangement with a state agency and the fact that it is in default. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value. The fair value of the loan payable – affiliates, deferred compensation and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.
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
Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share. During three months ended September 30, 2017 and 2016, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of diluted loss per share:

	September 30, 2017	September 30, 2016
Warrants	8,378,088	7,439,795
Options	4,545,037	4,260,537
Convertible debt	9,441,633	8,361,559
Convertible preferred stock	16,250	15,250

The following is a reconciliation of the denominators of the basic loss per share computations for the three months ended September 30, 2017 and 2016:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Shares issued – beginning of period	24,748,213	23,573,057
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	24,043,904	22,868,748
Weighted average shares for fully vested stock bonuses	-	600,000
Weighted average shares issued during the period	23,189	75,374
Basic weighted average shares – end of period	24,067,093	23,544,122

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

3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	September 30, 2017	June 30, 2017
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,613	171,613
	2,795,753	2,795,753
Less accumulated depreciation	(2,792,997)	(2,792,561)
	$2,756	$3,192
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of September 30, 2017, management believes that no additional impairment exists.
Depreciation expense was $436 and $502 for the three months ended September 30, 2017 and 2016, respectively.
4. LOANS PAYABLE - AFFILIATES:
As of September 30, 2017, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, have loaned the Company $4,500 and $15,000, respectively, for working capital needs.  The loans are non-interest bearing, are non-collateralized and will be repaid when the Board of Directors determines there is adequate cash available.
5. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $2,328,287 and $1,657,541 as of September 30, 2017 and 2016, respectively. Included in the deferred compensation balances as of September 30, 2017, are $1,077,614, $378,136 and $120,582 owed Bassani, Smith, and Edward Schafer (“Schafer”), the Company’s Vice Chairman, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani, Smith and Schafer as of September 30, 2016 was $672,753, $227,166 and $116,182, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $510,471 and $399,956 as of September 30, 2017 and 2016, respectively, with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2018 (to be issued pursuant to the 2006 Plan).  Smith has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its most recent or then current (or most recent if there is no current) private placement.  The Company also owes a former employee and a current employee deferred compensation of $168,000 and $984, respectively, which is convertible into 226,168 and 1,367 shares, respectively, of the Company’s common stock as of September 30, 2017 and, a former employee $72,500, which is not convertible and is non-interest bearing. The Company recorded interest expense of $17,625 ($14,197 with related parties) and $11,553 ($8,908 with related parties) for the three months ended September 30, 2017 and 2016, respectively.
6. LOAN PAYABLE:
PA1, the Company’s wholly-owned subsidiary, owes $8,854,488 as of September 30, 2017 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,100,488 as of September 30, 2017. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,742,000 in fiscal years 2013 through 2017, and $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022 and $1,022,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,374 for both of the three months ended September 30, 2017 and 2016, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2017.

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
7. CONVERTIBLE NOTES PAYABLE - AFFILIATES:
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
As of September 30, 2017, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,625,526, $844,113 and $419,871, respectively.  As of September 30, 2016, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,566,944, $813,692 and $404,739, respectively.  The Company recorded interest expense of $26,248 and $26,247 for the three months ended September 30, 2017 and 2016, respectively.
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, have maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of September 30, 2017, including accrued interest, are $439,320, $17,734 and $89,763, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2016, including accrued interest, were $423,087, $17,079 and $86,447, respectively. The Company recorded interest expense of $5,093 and $5,093 for the three months ended September 30, 2017 and 2016, respectively.   Effective June 30, 2017, the maturity dates of the September 2015 Convertible Notes due Bassani and Schafer were extended until July 1, 2019.

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
During the years ended June 30, 2017 and 2016, the Company declared dividends of $2,000 and $2,000 respectively. During the three months ended September 30, 2017, the Company declared dividends of $500. At September 30, 2017, accrued dividends payable are $12,500.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.
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
During the three months ended September 30, 2017, the Company issued 9,211 shares of the Company’s common stock at prices ranging from $0.75 to $0.91 per share for services valued at $7,677, in the aggregate, to a consultant and an employee.
During the three months ended September 30, 2017, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share with expiry dates of June 30, 2018 and pursuant thereto, the Company issued 52,417 units for total proceeds of $39,312, net proceeds of $35,606 after commissions.  The Company allocated the proceeds from the 52,417 shares and the 26,209 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $1,142 was allocated to the warrants and $38,170 was allocated to the shares, and both were recorded as additional paid in capital.
Warrants:
As of September 30, 2017, the Company had approximately 8.4 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2021.
The weighted-average exercise price for the outstanding warrants is $1.21, and the weighted-average remaining contractual life as of September 30, 2017 is 3.1 years.
During the three months ended September 30, 2017, warrants to purchase 236,850 shares of common stock of the Company at prices between $1.10 and $2.50 per share expired.

During the three months ended September 30, 2017, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share with expiry dates of June 30, 2018 and pursuant thereto, the Company issued 52,417 units for total proceeds of $39,312, net proceeds of $35,606 after commissions.  The Company allocated the proceeds from the 52,417 shares and the 26,209 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $1,142 was allocated to the warrants and $38,170 was allocated to the shares, and both were recorded as additional paid in capital.
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
Stock options:
The Company’s 2006 Consolidated Incentive Plan, as amended (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 30,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.
During the year ended June 30, 2017, the Company approved the issuance of 100,000 shares in stock bonuses to an employee and a consultant with various vesting dates from January 15, 2018 through January 15, 2020.  The Company recorded $11,160 and nil of non-cash compensation related to the stock bonuses for the three months ended September 30, 2017 and 2016, respectively.
The Company recorded compensation expense related to employee stock options of $2,300 and $20,856 for the three months ended September 30, 2017 and 2016, respectively. The Company granted nil and 35,000 options during the three months ended September 30, 2017 and 2016, respectively.
The fair value of the options granted during the three months ended September 30, 2017 and 2016 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, September 30, 2017	Range, September 30, 2017	Weighted Average, September 30, 2016	Range, September 30, 2016
Volatility	-	-	81%	78%-86%
Dividend yield	-	-	-	-
Risk-free interest rate	-	-	0.93%	0.82% -0.97%
Expected term (years)	-	-	3.7	3-4
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
A summary of option activity under the 2006 Plan for the three months ended September 30, 2017 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2017	4,545,037	$1.42	2.9	$176,575
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2017	4,545,037	$1.42	2.7	$ 81,500
Exercisable at September 30, 2017	4,520,037	$1.42	2.7	$ 81,500

The following table presents information relating to nonvested stock options as of September 30, 2017:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2017	25,000	$ 0.46
Granted	-	-
Vested	-	-
Nonvested at September 30, 2017	25,000	$ 0.46

The total fair value of stock options that vested during the three months ended September 30, 2017 and 2016 was nil and $15,900, respectively. As of September 30, 2017, the Company had $2,300 of unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016
General and administrative:
Fair value of stock bonuses expensed	$4,133	$-
Fair value of stock options expensed	2,300	16,495
Total	$6,433	$16,495

Research and development:
Fair value of stock bonus expensed	$7,027	$-
Fair value of stock options expensed	-	4,361
Total	$7,027	$4,361

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided. The Board appointed Bassani as the Company's CEO effective May 13, 2011. During the fiscal years 2012 and 2013, Bassani entered into extension agreements whereby he was awarded fully vested stock grants totaling 600,000 shares, 500,000 shares of which were to be issued January 15, 2016 and 100,000 shares were to be issued January 15, 2017. The stock grants were expensed in the years they were awarded as they are fully vested. The stock grants were cancelled in October 2016.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) As part of the agreement, the Company’s then existing loan payable, deferred compensation and convertible note payable to Bassani, were restructured into two promissory notes as follows: a) The sum of the cash loaned by Bassani to the Company of $279,000 together with $116,277 of unreimbursed expenses through December 31, 2014, were placed into a new promissory note with initial principal of $395,277 which was due and payable on December 31, 2015 and now has been replaced with a September 2015 Convertible Note (Note 7). In connection with these sums and the new promissory note, Bassani was issued warrants to purchase 592,916 shares of the Company’s common stock at a price of $1.00 until December 31, 2020; and b) the remaining balances of the Company’s accrued obligations to Bassani ($1,464,545) were replaced with a new convertible promissory note with terms that compared with the largest prior convertible note obligation to Bassani: i) materially reduce the interest rate by 50% (from 8% to 4%), ii) increase the conversion price by 11% (from $0.45 to $0.50), iii) sets the conversion price at a fixed price so there can be no further reductions, iv) reduces the number of warrants received on conversion by 75% (from 1 warrant per unit to 1/4 per unit) and v) extends the maturity date to December 31, 2017 (Note 7). Additionally, pursuant to the Extension Agreement, Bassani i) will continue to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation, ii) cancelled 250,000 contingent stock bonuses previously granted to him by the Company, iii) has been granted 450,000 new options which vested immediately and iv) outstanding options and warrants owned by Bassani (and his donees) have been extended and had the exercise prices reduced to $1.50 (if the exercise price exceeded $1.50).During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2018).
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
During the year ended June 30, 2014, the Company extended execution/exercise bonuses with the same terms as described above to Schafer and to Jon Northrop (“Northrop”), the Company’s other board member.
As of September 30 2017, the execution/exercise bonus was applicable to 3,170,000 of the Company’s outstanding options and 7,748,524 of the Company’s outstanding warrants.

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
10. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to September 30, 2017 for recognition and disclosure in the financial statements and notes to the financial statements.
From October 1, 2017 through November 7, 2017, the Company has issued 3,998 shares of the Company’s common shares to an employee and a consultant for services valued at approximately $3,000.
From October 1, 2017 through November 7, 2017, the Company sold 129,354 Units of its securities at $0.75 per Unit for aggregate consideration of approximately $112,225.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company’s common shares at $1.00 per share until June 30, 2018.
From October 1, 2017 through November 7, 2017, Bassani and Smith loaned the Company $8,000 and $3,000, respectively, for working capital needs.  The loans are non-interest bearing, are non-collateralized and will be repaid when the Board of Directors determines there is adequate cash available.  As of November 7, 2017, the total loans made by Bassani and Smith were $12,500 and $18,000, respectively.
On November 7, 2017 the Company:
a)
granted/issued 3,800,000 options/warrants, in aggregate, exercisable at $0.75 per share  until December 31, 2020 to 6 employees/consultants (including 1,765,000 to Bassani, 670,000 to Smith and 190,000 to Schafer), which options/warrants include a 90% exercise bonus (See Note 9). The exact mix of options and warrants will be determined upon completion of elections by the grantees before the end of November 2017;

b)	added an exercise bonus (See Note 9) of 50% to all options/warrants outstanding owned by 5 employees/consultants (including Northrop);
c)	increased the exercise bonus (See Note 9) on outstanding options/warrants owned (or acquired in the future) by Bassani, Smith and Schafer (and/or their respective donees) to 75% from 50%;
d)
extended the termination date all options/warrants outstanding owned by: i) 3 persons (including Schafer and Bassani and his donees) to December 31, 2022 and  ii) 9 persons (including Northrop) to December 31, 2020;

e)
granted 105,000 options (with 50% exercise bonus) (See Note 9) exercisable at $1.00 per share with expiry dates of December 31, 2020, which options shall vest January 1, 2018 to 2 persons (including 80,000 to Northrop);

f)
altered the Units to be received in conversion of the January 2015 Convertible Notes (owned by Bassani, Smith and Schafer) to increase the number of warrants to be received upon conversion from ¼ to ½ warrant per Unit (See Note 7).

On November 7, the Company, with consent verbally granted by each party between October 14 and November 7, 2017,  cancelled approximately $2,435,000 of  deferred compensation (including accruals through November 30, 2017 and interest thereon) owed to 6 persons (including approximately $1,147,000 owed to Bassani, approximately $417,000 owed to Smith and approximately $121,000 owed to Schafer) with existing agreements continuing for deferred compensation accruals starting December 1, 2017 (See Note 5).

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2017.

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to $0.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” below.
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
Bion continues its pre-develop work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 5+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).  During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s subsequent amended application during the 2018 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2018 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

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

The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)   Senate Bill 799 (successor to prior SB 924 and SB 724) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there has been vocal opposition to SB 799 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 799 is passed and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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
The Company’s audited financial statements for the years ended June 30, 2017 and 2016 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2017 includes a “going concern” explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $518,000 and $630,000 for the three months ended September 30, 2017 and 2016, respectively.  At September 30, 2017, the Company had a working capital deficit and a stockholders’ deficit of approximately $12,236,000 and $15,637,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

While the Company has not recognized any significant operating revenues for the past three fiscal years, the Company has commenced generation of revenues during the year ended June 30, 2013. Revenues have been generated from the sale of nutrient reduction credits. The Company recognizes revenue from the sale of nutrient credits and products when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection is reasonably assured. The Company expects that technology license fees will be generated from the licensing of Bion’s systems. The Company anticipates that it will charge its customers a non-refundable up-front technology license fee, which will be recognized over the estimated life of the customer relationship. In addition, any on-going technology license fees will be recognized as earned based upon the performance requirements of the agreement. Annual waste treatment fees will be recognized upon receipt. Revenues, if any, from the Company’s interest in Projects will be recognized when the entity in which the Project has been developed recognizes such revenue.

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

THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Revenue

Total revenues were nil for both the three months ended September 30, 2017 and 2016, respectively.

General and Administrative

Total general and administrative expenses were $312,000 and $425,000 for the three months ended September 30, 2017 and 2016, respectively.

General and administrative expenses, excluding stock-based compensation charges of $6,000 and $16,000, were $306,000 and $409,000 for the three months ended September 30, 2017 and 2016, respectively, representing a $103,000 decrease. Salaries and related payroll tax expenses were $73,000 and $76,000 for the three months ended September 30, 2017 and 2016, respectively, representing a small decrease of $3,000.  Consulting costs were $56,000 and $113,000 for the three months ended September 30, 2017 and 2016, respectively, representing a $57,000 decrease primarily due to a decrease in the costs of services provided by a consulting firm to further legislation related to the clean-up of the Chesapeake Bay area. Investor relation costs decreased from $33,000 for the three months ended September 30, 2016 to $13,000 for the three months ended September 30, 2017 due to the Company’s reduced usage of an investor relations development firm during the three months ended September 30, 2017.

General and administrative stock-based employee compensation for the three months ended September 30, 2017 and 2016 consists of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016
General and administrative:
Fair value of stock options expensed under ASC 718	$2,000	$16,000
Fair value of stock bonus expensed	4,000	-
Total	$6,000	$16,000

Stock-based compensation charges were $6,000 and $16,000 for the three months ended September 30, 2017 and 2016, respectively. Compensation expense relating to stock options was $2,000 and $16,000 during the three months ended September 30, 2017 and 2016, respectively. The Company granted a total of nil and 35,000 options during the three months ended September 30, 2017 and 2016, respectively. Compensation expense relating to stock bonuses expensed for the three months ended September 30, 2017 related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from January 15, 2018 through January 2020 (a portion of which were allocated to research and development).

Depreciation

Total depreciation expense was $436 and $502 for the three months ended September 30, 2017 and 2016, respectively.

Research and Development

Total research and development expenses were $106,000 and $112,000 for the three months ended September 30, 2017 and 2016, respectively.

Research and development expenses, excluding stock-based compensation expenses of $7,000 and $4,000, were $99,000 and $108,000 for the three months ended September 30, 2017 and 2016, respectively. Consulting costs were $56,000 and $9,000 for the three months ended September 30, 2017 and 2016, respectively.  The primary reason for the decrease in overall research and development spending is due to insufficient cash.

Research and development stock-based employee compensation for the three months ended September 30, 2017 and 2016 consists of the following:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Research and development:
Fair value of stock bonuses expensed	$7,000	$-
Fair value of stock options expensed under ASC 718	-	4,000
Total	$7,000	$4,000

Stock-based compensation expenses were $7,000 and $4,000 for the three months ended September 30, 2017 and 2016, respectively. Compensation expense relating to stock bonuses expensed for the three months ended September 30, 2017 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from January 2018 through January 2020.  The fair value of stock options expensed was nil and $4,000 for the three months ended September 30, 2017 and 2016, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $419,000 and $537,000 for the three months ended September 30, 2017 and 2016, respectively.

Other Expense

Other expense was $98,000 and $93,000 for the three months ended September 30, 2017 and 2016, respectively. Interest expense increased slightly due to the higher interest bearing deferred compensation balances as of September 30, 2017 compared to September 30, 2016.  Interest expense related to the Pennvest loan was $49,000 for both periods.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $507 and $534 for the three months ended September 30, 2017 and 2016, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $517,000 and $630,000 for the three months ended September 30, 2017 and 2016, respectively, and the net loss per basic and diluted common share was $0.02 and $0.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2017 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2017, the Company had cash of approximately $2,000. During the three months ended September 30, 2017, net cash used in operating activities was $126,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2017, the Company had no investing activities.

Financing Activities

During the three months ended September 30, 2017, the Company received cash proceeds of $39,000 from the sale of 52,417 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share through June 30, 2018. The Company paid cash commissions related to the sale of units of $4,000. The Company also received cash proceeds of $20,000 from loans payable from affiliates of the Company.

As of September 30, 2017 the Company has debt obligations consisting of: a) loans payable – affiliates of $20,000, b) deferred compensation of $2,328,000, b) convertible notes payable – affiliates of $3,436,000, and, c) a loan payable and accrued interest of $8,854,000, (owed by PA1).

Plan of Operations and Outlook

As of September 30, 2017, the Company had cash of approximately $2,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 through 2017 and through the three months ended September 30, 2017, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2017 and through the three months ended September 30, 2017 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes and working capital loans as of September 30, 2017. As of September 30, 2017, such deferrals totaled approximately $5,784,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014 and 2015. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2017 the Company raised proceeds of approximately $452,000 through the sale of its securities (Note 7 to the annual Financial Statements in the Form 10-K) and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 5+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2018 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status of its initial modules during the 2018 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2018 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2017.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to $0.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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
Item 4.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures.
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2017.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2017 the Company sold the following restricted securities: a) 9211  shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $7677in aggregate, to an employee and consultant for services, and b) 52,417 units at $0.75 per unit were sold and the Company received proceeds of $39,312  (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $1.00 per share until June 30, 2018   In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.
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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 9, 2017	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2017	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer