Form 10-Q
period 2018-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2018-05-10
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 1, 2018, there were 25,511,871 Common Shares issued and 24,807,562 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(unaudited)
ASSETS

Current assets:
Cash	$40,403	$72,932
Prepaid expenses	4,105	6,426
Deposits and other receivables	1,000	1,980

Total current assets	45,508	81,338

Property and equipment, net (Note 3)	1,884	3,192

Total assets	$47,392	$84,530

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$946,590	$865,841
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $33,500 and $32,000, respectively (Note 8)	30,900	29,400
Loans payable - affiliates (Note 4)	18,000	-
Deferred compensation (Note 5)	345,929	2,107,262
Convertible notes payable - affiliates (Note 7)	-	88,927
Loan payable and accrued interest (Note 6)	8,970,818	8,796,322

Total current liabilities	10,312,237	11,887,752

Convertible notes payable - affiliates (Note 7)	3,498,901	3,316,060

	13,811,138	15,203,812

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	-	-

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 shares authorized, 25,327,394 and 24,748,213 shares issued, respectively; 24,623,085
and 24,043,904 shares outstanding, respectively	-	-
Additional paid-in capital	107,801,537	103,540,352
Subscription receivable - affiliates (Note 8)	(174,650)	(40,000)
Accumulated deficit	(121,445,479)	(118,676,966)

	(13,818,592)	(15,176,614)

Noncontrolling interest	54,846	57,332

Total deficit	(13,763,746)	(15,119,282)

Total liabilities and deficit	$47,392	$84,530

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:

General and administrative (including stock-based compensation (Note 8))	956,826	401,346	2,077,519	1,352,734
Depreciation	436	502	1,308	1,507
Research and development (including stock-based compensation (Note 8))	680,436	85,802	1,125,937	324,127

Total operating expenses	1,637,698	487,650	3,204,764	1,678,368

Loss from operations	(1,637,698)	(487,650)	(3,204,764)	(1,678,368)

Other expense (income):
Gain on extinguishment of liabilities (Note 5)	-	-	(718,580)	-
Conversion inducement (Note 8)	8,000	-	8,000	-
Interest expense, net	84,714	94,640	276,815	281,969

Total other expense (income)	92,714	94,640	(433,765)	281,969

Net loss	(1,730,412)	(582,290)	(2,770,999)	(1,960,337)

Net loss attributable to the noncontrolling interest	1,472	508	2,486	1,904

Net loss applicable to Bion's common stockholders	$(1,728,940)	$(581,782)	$(2,768,513)	$(1,958,433)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.07)	$(0.02)	$(0.11)	$(0.08)

Weighted-average number of common shares outstanding:
Basic and diluted	24,465,814	23,348,981	24,253,807	23,407,626

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

	Bion's Shareholders'
	Series C Preferred Stock		Common Stock		Additional	Subscription Receivables	Accumulated	Noncontrolling	Total equity/
	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	(deficit)

Balances, July 1, 2017	-	$-	24,748,213	$-	$103,540,352	$(40,000)	$(118,676,966)	$57,332	$(15,119,282)

Issuance of common stock for services	-	-	18,849	-	14,631	-	-	-	14,631
Vesting of options and stock bonuses for services	-	-	-	-	1,391,671	-	-	-	1,391,671
Modification of options	-	-	-	-	349,656	-	-	-	349,656
Sale of units	-	-	480,331	-	306,997	-	-	-	306,997
Commissions on sale of units	-	-	-	-	(14,875)	-	-	-	(14,875)
Warrants exercised for common stock	-	-	80,001	-	48,001	-	-	-	48,001
Modification of warrants	-	-	-	-	296,852	-	-	-	296,852
Issuance of warrants	-	-	-	-	183,000	(134,650)	-	-	48,350
Extinguishment of deferred compensation - related parties	-	-	-	-	1,685,252	-	-	-	1,685,252
Net loss	-	-	-	-	-	-	(2,768,513)	(2,486)	(2,770,999)
Balances, March 31, 2018	-	$-	25,327,394	$-	$107,801,537	$(174,650)	$(121,445,479)	$54,846	$(13,763,746)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,770,999)	$(1,960,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,308	1,507
Accrued interest on loan payable, deferred compensation and other	303,189	308,347
Stock-based compensation	2,101,160	481,565
Gain on extinguishment of liabilities	(718,580)	-
Conversion inducement	8,000	-
Decrease in prepaid expenses	2,321	8,504
Increase in accounts payable and accrued expenses	80,749	133,171
Increase in deferred compensation	610,200	627,200

Net cash used in operating activities	(382,652)	(400,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in subscription receivable	$-	$7,500
Proceeds from sale of common stock	-	22,850
Proceeds from sale of units	306,997	249,628
Commissions on sale of units	(14,875)	(14,212)
Proceeds from exercise of warrants	40,001	-
Repayment of loans payable - affiliates	(12,500)	-
Proceeds from loans payable - affiliates	30,500	-

Net cash provided by financing activities	350,123	265,766

Net decrease in cash	(32,529)	(134,277)

Cash at beginning of period	72,932	170,194

Cash at end of period	$40,403	$35,917

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Issuance of common stock to satisfy deferred compensation and accounts payable	$-	$140,502
Purchase of warrants for subscription receivable - affiliates	$134,650	$40,000
Forgiveness of deferred compensation - related parties	$1,685,252	$-

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2018 AND 2017
(UNAUDITED)

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:
Organization and nature of business:
Bion Environmental Technologies, Inc. (“Bion” or “We” or the “Company”) was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Concentrated Animal Feeding Operations (“CAFO’s”). Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (nitrogen and phosphorus--- in organic and conventional form) and clean water. Bion’s technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Our technology simultaneously enables the documentation of the remediation efforts thereby providing the basis to address concerns re sustainability and food safety.  We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology. Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, can be optimized to maximize recovery of marketable nutrients for potential use as fertilizer (organic and/or inorganic) and/or feed additives plus renewable energy (and related environmental credits).
From 2014 through the current 2018 fiscal year, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams).  Bion has worked on development of its third generation technology (“3G Tech”) which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine), and c) while maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2018 calendar year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance.  Such activities may include design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below).
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing Environmental Protection Agency (“EPA”) ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large-scale waste treatment facilities in conjunction with large CAFO’s in strategic locations (“Projects”) ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than four years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2018.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.
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

Going concern and management’s plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016, respectively and net loss of approximately $2,771,000 during the nine months ended March 31, 2018. At March 31, 2018, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,267,000 and $13,819,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.
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
During the nine months ended March 31, 2018, the Company received approximately $307,000 from the sale of its debt and equity securities, which is lower than previous years.
During fiscal years 2017 and 2016 and through the nine months ended March 31, 2018, the Company experienced greater difficulty in raising equity funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4). During the nine months ended March 31, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000.  Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.
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
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2018, and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2018 and 2017.  Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.
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

Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share.  During the three and nine months ended March 31, 2018 and 2017, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	March 31, 2018	March 31, 2017
Warrants	12,176,269	8,382,831
Options	6,827,225	4,520,037
Convertible debt	7,337,805	8,517,079
Convertible preferred stock	16,750	15,750

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and nine months ended March 31, 2018 and 2017:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017
Shares issued – beginning of period	25,011,939	23,784,363	24,748,213	23,573,057
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	24,307,630	23,080,054	24,043,904	22,868,748
Weighted average shares for fully vested stock bonuses	-	-	-	289,051
Weighted average shares issued during the period	158,184	268,927	209,903	249,827
Basic weighted average shares – end of period	24,465,814	23,348,981	24,253,807	23,407,626

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
3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	March 31, 2017	June 30, 2017
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,613	171,613
	2,795,753	2,795,753
Less accumulated depreciation	(2,793,869)	(2,792,561)
	$1,884	$3,192
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of March 31, 2018, management believes that no additional impairment exists.
Depreciation expense was $436 and $502 for the three months ended March 31, 2018 and 2017, respectively, and $1,308 and $1,507 for the nine months ended March 31, 2018 and 2017, respectively.

4. LOANS PAYABLE - AFFILIATES:
As of March 31, 2018, Mark A. Smith (“Smith”), the Company’s President, had loaned the Company $18,000 for working capital needs.  During the nine months ended March 31, 2018, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer was repaid $12,500 for loans he had previously made to the Company.  The loans are non-interest bearing, are non-collateralized and will be repaid when the Board of Directors determines there is adequate cash available.
5. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $345,929 and $1,962,885 as of March 31, 2018 and 2017, respectively. Included in the deferred compensation balances as of March 31, 2018, are $124,612 and $72,355 owed Bassani, and Smith, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani, Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, as of March 31, 2017 was $873,273, $338,480 and $118,376, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $75,478 and $391,272 as of March 31, 2018 and 2017, respectively, with similar conversion terms as those described above for Bassani, Smith and Schafer, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2018 (to be issued pursuant to the 2006 Plan). Smith has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement.  The Company also owes a current employee deferred compensation of $984 which is convertible into 1,893 shares of the Company’s common stock as of March 31, 2018 and, a former employee $72,500, which is not convertible and is non-interest bearing.
During the nine months ended March 31, 2018, Bassani, Smith and Schafer agreed to cancel deferred compensation owed them as of November 30, 2017 of $1,147,210, $416,656 and $121,386, respectively ($1,685,252 in aggregate).  Various consultants also agreed to cancel deferred compensation as of November 30, 2017 totaling $718,580.  The total deferred compensation that was cancelled during the nine months ended March 31, 2018 was $2,403,832, of which, the $1,685,252 owed related parties was recorded as an increase in additional paid in capital, while $718,580 was recorded as a gain from the extinguishment of liabilities. All deferred compensation agreements remain in effect and the Company accrued deferred compensation anew beginning December 1, 2017.
The Company recorded interest expense of $32,299 ($26,084 with related parties) and $39,592 ($30,937 with related parties) for the nine months ended March 31, 2018 and 2017, respectively.
6. LOAN PAYABLE:
PA1, the Company’s wholly-owned subsidiary, owes $8,970,818 as of March 31, 2018 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,216,818 as of March 31, 2018. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $2,742,000 in fiscal years 2013 through 2017, and $760,000 in fiscal year 2018, $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022 and $1,022,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $49,373 for both of the three months ended March 31, 2018 and 2017, respectively.  The Company has incurred interest expense related to the Pennvest Loan of $148,121 and for both of the nine months ended March 31, 2018 and 2017, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2018.

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
As of March 31, 2018, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,654,736, $859,282 and $427,416, respectively.  As of March 31, 2017, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,596,155, $828,861 and $412,284, respectively.  The Company recorded interest expense of $25,677 for both of the three months ended March 31, 2018 and 2017, respectively.   The Company recorded $78,172 for both of the nine months ended March 31, 2018 and 2017, respectively.
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, had maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. The balances of the September 2015 Convertible Notes as of March 31, 2018, including accrued interest, are $447,989, $18,061 and $91,417, respectively. The balances of the September 2015 Convertible Notes as of March 31, 2017, including accrued interest, were $431,181, $17,405 and $88,101, respectively. During the nine months ended March 31, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same.  One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani (Note 8).
Effective June 30, 2017, the maturity dates of the September 2015 Convertible Notes due Bassani and Schafer were extended until July 1, 2019 and during the nine months ended March 31, 2018, the maturity date of the note due a Shareholder was extended until July 1, 2019.
The Company recorded interest expense of $5,341 and $4,983 for the three months ended March 31, 2018 and 2017, respectively.   The Company recorded interest expense of $15,743 and $15,168 for the nine months ended March 31, 2018 and 2017, respectively.

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
During the years ended June 30, 2017 and 2016, the Company declared dividends of $2,000 and $2,000 respectively. During the three and nine months ended March 31, 2018, the Company declared dividends of $500 and $1,500, respectively. At March 31, 2018, accrued dividends payable are $13,500.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.
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
During the nine months ended March 31, 2018, the Company issued 18,849 shares of the Company’s common stock at prices ranging from $0.66 to $0.91 per share for services valued at $14,631, in the aggregate, to a consultant and an employee.
During the nine months ended March 31, 2018, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share with expiry dates of June 30, 2018 and pursuant thereto, the Company issued 267,331 units for total proceeds of $200,497, net proceeds of $185,622 after commissions.  The Company allocated the proceeds from the 267,331 shares and the 133,666 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $6,152 was allocated to the warrants and $194,345 was allocated to the shares, and both were recorded as additional paid in capital.
During the nine months ended March 31, 2018, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates of September 30, 2018 and pursuant thereto, the Company issued 213,000 units for total proceeds of $106,500.  The Company allocated the proceeds from the 213,000 shares and the 106,500 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $3,140 was allocated to the warrants and $103,360 was allocated to the shares, and both were recorded as additional paid in capital.
During the nine months ended March 31, 2018, the Company entered into subscription agreements to exercise certain warrants with expiry dates on or before March 31, 2018 and June 30, 2018, into restricted shares of the Company’s common stock at a reduced exercise price of $0.50 for the period from March 1, 2018 to March 31, 2018.  At March 31, 2018 the Company exercised its right to extend the offering an additional 15 days to April 15, 2018 and therefore any warrants which would have expired on March 31, 2018 were automatically extended to April 15, 2018.  As the $0.50 exercise price was a reduction from the original exercise price of $0.75, and due to the limited time in which the warrant holders had to subscribe, the reduction in the offering price was accounted for as an inducement and a conversion inducement of $8,000 was recorded.  As a result of the offering, 80,001 warrants were exercised and 80,001 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $40,001 for the nine months ended March 31, 2018.

Warrants:
As of March 31, 2018, the Company had approximately 12.2 million warrants outstanding, with exercise prices from $0.75 to $3.00 and expiring on various dates through December 31, 2022.
The weighted-average exercise price for the outstanding warrants is $1.07, and the weighted-average remaining contractual life as of March 31, 2018 is 3.6 years.
During the nine months ended March 31, 2018, warrants to purchase 322,110 shares of common stock of the Company at prices between $1.00 and $2.50 per share expired.
During the nine months ended March 31, 2018, the Company entered into subscription agreements to sell units for $0.75 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share with expiry dates of June 30, 2018 and pursuant thereto, the Company issued 267,331 units for total proceeds of $200,497, net proceeds of $185,622 after commissions.  The Company allocated the proceeds from the 267,331 shares and the 133,666 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $6,152 was allocated to the warrants and $194,345 was allocated to the shares, and both were recorded as additional paid in capital.  The Company also issued 89,485 warrants to purchase 89,485 shares of the Company’s restricted common shares with an exercise price of $1.00 per share exercisable until June 30, 2019 as commissions related to the above sale of Units.
During the nine months ended March 31, 2018, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates of September 30, 2018 and pursuant thereto, the Company issued 213,000 units for total proceeds of $106,500.  The Company allocated the proceeds from the 213,000 shares and the 106,500 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $3,140 was allocated to the warrants and $103,360 was allocated to the shares, and both were recorded as additional paid in capital.
During the year ended June 30, 2017, the Company received an interest bearing, secured promissory note for $40,000 from Bassani as consideration to purchase warrants to purchase 800,000 shares of the Company’s restricted common stock, which warrants are exercisable at $1.00 and have expiry dates of December 31, 2021 (“Bassani Warrant”).  The promissory note bears interest at 4% per annum, was secured by a perfected security interest in the Bassani Warrant, and was payable on November 15, 2017.  Effective November 7, 2017 an addendum to the promissory note changed the principal of the note to $41,513 (the original principal of $40,000 plus accrued interest of $1,513), changed the maturity date of the note to July 1, 2019 and the collateral was changed to Replacement Note 1 of Bassani’s 2015 Convertible Note (Note 7) with a balance at November 7, 2017 of $130,000 which will be held by the Company.
During the nine months ended March 31, 2018, the Company received an interest bearing, secured promissory note for $88,250 from Bassani as consideration to purchase warrants to purchase 1,765,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020.  The warrants have a 90% exercise bonus (Note 9).  The promissory note bears interest at 4% per annum, is secured by Bassani’s Replacement Note 1 of Bassani’s 2015 Convertible Note (Note 7) with a balance at November 7, 2017 of $130,000, which will be held by the Company.  The secured promissory note is payable on July 1, 2020.
During the nine months ended March 31, 2018, the Company received two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020.  These warrants have a 90% exercise bonus (Note 9).  The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2020.
During the nine months ended March 31, 2018, the Company issued 670,000 warrants to Smith and 247,000 warrants to a former employee and a consultant to purchase in aggregate 917,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 per share and have expiry dates of December 31, 2020.  The warrants were in exchange for services expensed at $45,850, in aggregate ($33,500 to Smith).   These warrants have a 90% exercise bonus (Note 9).  The Company also issued 50,000 warrants to two consultants for services valued at $2,500, exercisable at $0.75 per share which expiry dates ranging from October 1, 2020 to December 31, 2023.
During the nine months ended March 31, 2018, the Company agreed to extend the expiration dates of 5,773,706 warrants owned by certain individuals (including 5,329,869 owned by Bassani, 91,371 owned by Smith and 23,934 owned by Schafer) which were scheduled to expire at various dates ranging from December 31, 2017 through December 31, 2021.  The Company recorded non-cash compensation expense related to the modification of the warrants of $296,852 ($265,353, $7,310 and $1,197 for Bassani, Smith and Schafer, respectively).

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
During the year ended June 30, 2017, the Company approved the issuance of 100,000 shares in stock bonuses to an employee and a consultant with various vesting dates from January 15, 2018 through January 15, 2020.  In February 2018, the Board of Directors cancelled the stock bonuses previously approved.  The Company recorded $22,321 and $14,784 of non-cash compensation related to the stock bonuses for the nine months ended March 31, 2018 and 2017, respectively.
During the nine months ended March 31, 2018, the Company approved the modification of existing stock options held by certain employees and consultants, which extended certain expiration dates.  The modifications resulted in incremental non-cash compensation of $349,656 (including $119,350 and $68,000 for Bassani and Schafer, respectively).
The Company recorded compensation expense related to employee stock options of $1,269,700 and $6,134 for the three months ended March 31, 2018 and 2017, respectively, and $1,369,350 and $135,950 for the nine months ended March 31, 2018 and 2017, respectively. The Company granted 2,647,500 and 294,500 options during the nine months ended March 31, 2018 and 2017, respectively.
The fair value of the options granted during the nine months ended March 31, 2018 and 2017 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, March 31, 2018	Range, March 31, 2018	Weighted Average, March 31, 2017	Range, March 31, 2017
Volatility	74%	68%-75%	79%	78%-86%
Dividend yield	-	-	-	-
Risk-free interest rate	2.44%	1.75%-2.64%	1.14%	0.82% -1.17%
Expected term (years)	5	3-6	4	3-4
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
A summary of option activity under the 2006 Plan for the nine months ended March 31, 2018 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2017	4,545,037	$1.42	2.9	$176,575
Granted	2,647,500	0.76
Exercised	-	-
Forfeited	-	-
Expired	(365,312)	-
Outstanding at March 31, 2018	6,827,225	$1.11	4.0	$-
Exercisable at March 31, 2018	6,827,225	$1.11	4.0	$-

The following table presents information relating to nonvested stock options as of March 31, 2018:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2017	25,000	$0.46
Granted	2,647,500	0.52
Vested	(2,672,500)	0.51
Nonvested at March 31, 2018	-	$-

The total fair value of stock options that vested during the nine months ended March 31, 2018 and 2017 was $1,376,250 and $151,770 respectively. As of March 31, 2018, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017	Nine months ended March 31, 2018	Nine months ended March 31, 2017
General and administrative:
Fair value of stock/warrant bonuses expensed	$1,500	$-	$8,723	$6,830
Change in fair value from modification of option terms	-	-	243,761	166,031
Change in fair value from modification of warrant terms	7,091	-	163,956	-
Fair value of stock options expensed	682,485	6,134	782,135	112,699
Total	$691,076	$6,134	$1,198,575	$285,560

Research and development:
Fair value of stock bonus expensed	$-	$-	$15,098	$7,954
Change in fair value from modification of option terms	-	-	105,895	11,440
Change in fair value from modification of warrant terms	219	-	132,896	-
Fair value of stock options expensed	587,215	-	587,215	23,251
Total	$587,434	$-	$841,104	$42,645

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
During the nine months ended March 31, 2018, the Company extended 50% execution/exercise bonuses with the same terms as described above to all options and warrants issued prior to November 7, 2017, to an employee and two former employees who are now consultants.
During the nine months ended March 31, 2018, the Company increased the above 50% execution/exercise bonus on all outstanding options and warrants owned or acquired in the future by Bassani, Smith and Schafer to 75% (to the extent such existing exercise bonus is less than 75%).
During the nine months ended March 31, 2017, the Company issued 3,460,000 warrants (1,765,000 and 670,000 to Bassani and Smith, respectively) and 190,000 options to Schafer that have a 90% execution/exercise bonus attached.
As of March 31, 2018, the execution/exercise bonuses ranging from 50-90% were applicable to 6,634,600 of the Company’s outstanding options and 11,478,555 of the Company’s outstanding warrants.
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

10. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to March 31, 2018 for recognition and disclosure in the financial statements and notes to the financial statements.
From April 1, 2018 through May 8, 2018, the Company has issued 3,750 shares of the Company’s common shares to an employee for services valued at approximately $2,000.
From April 1, 2018 through May 8, 2018 the Company has entered into subscription agreements to sell 71,000 Units of its securities at $0.50 per Unit for aggregate consideration of approximately $36,000.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company’s common shares at $0.75 per share until September 30, 2018.
From April 1, 2018 through May 8, 2018, the Company entered into subscription agreements to exercise 10,000 warrants into restricted shares of the Company’s common stock at a reduced exercise price of $0.50.
From April 1, 2018 through May 8, 2018, a consultant has elected to convert deferred compensation of approximately $60,000 under terms similar to the current Unit offering resulting in the issuance of approximately 120,000 shares of the Company’s common stock and approximately 60,000 warrants.
From April 1, 2018 through May 8, 2018, Smith has elected to convert his loan payable – affiliate balance of $18,000, accounts payable for expenses of approximately $65,540 and $70,000 of deferred compensation into shares of the Company’s common stock and warrants under terms similar to the current Unit offering.  Smith’s conversion results in the issuance of 307,080 shares of the Company’s common shares stock and the issuance of 153,540 warrants.

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

BUSINESS OVERVIEW
From 2014 through the current 2018 fiscal year, the Company has focused its research and development activities toward development of our 3G Tech, augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain a very important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2017 fiscal year with increased focus on recovery of marketable ‘byproducts’ (including nutrients and renewable natural gas) and completion of development of Bion’s 3G Tech and technology platform. We believe such activities will continue at least through the 2018 calendar year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance.  Such activities may include the design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below).
Bion’s 3G Tech and technology platform are designed to capture four revenue streams under one umbrella. The revenue streams are: a)renewable energy and associated greenhouse gas credits including US Renewable Fuel Standard (RFS) and Low Carbon Fuel Standard (LCFS),b)verified nutrient credits that can be used as qualified offsets to the federal Chesapeake Bay mandate, c)co-products consisting of high value fertilizer that Bion believes will achieve certification for use in organic production for human consumption, and  d) an environmentally sustainable certification that will be incorporated into a “brand” that can address the consumer concerns regarding food safety and sustainability (based on incorporation of all of the third party verified data for greenhouse gas reductions, nutrient reductions and fertilizer products into a digital register).

The “branding” opportunity will offer large scale producer / processor / distributors of livestock products the opportunity to identify their products in the marketplace and therefore creates the opportunity to achieve “premium pricing” by addressing consumer concerns related to safety and sustainability as demonstrated by the premiums achieved by organic producers.
Operational results from the initial commercial system (utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet its nutrient reduction goals at commercial scale for an extended period of operation. Bion’s 2G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing a portion of valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s 2nd generation technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for). Currently, our research and development activities are underway to improve, update and move toward commercialization of our 3G Tech systems (which is ready to be implemented) to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient reduction credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large-scale waste treatment facilities in conjunction with large CAFO’s in strategic locations (“Projects”) ( some of these may be Integrated Projects) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2018.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” below.

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
Bion continues its pre-develop work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 5+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).  During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that when designs are finalized, the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s subsequent amended application during the 2019 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the 2019 fiscal year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2018 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

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

Since these studies were completed, most of the larger (Tier 1) municipal wastewater treatment plants in PA have been upgraded, at a cost of approximately $2.5 billion (vs initial 2004 PA DEP cost estimates of $376 million). US EPA is now focused on PA’s storm water allocation (3.5 million pounds (per last published data)) and has this sector on ‘backstop level actions’, the highest level of EPA-oversight and the final step before sanctions. In the same 2004 PA DEP cost estimate that led to the more than a $2 billion underestimate/miscalculation in municipal wastewater plant upgrade costs, the estimate for storm water cost was $5.6 billion. In April 2017, US EPA sent a Letter of Expectation to PA DEP, expressing the agency’s support for the use of nutrient credit trading and competitive bidding to engage the private-sector to lower costs. The letter specifically encouraged the use of credit trading to offset the state’s looming storm water obligations.

The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)   Senate Bill 799 (successor to prior SB 924 and SB 724) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. During late January 2018, SB 799 was passed by a 47-2 vote in the PA Senate and has been forwarded to the PA House. Such legislation, if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there has been opposition to SB 799 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 799 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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
The Company’s audited financial statements for the years ended June 30, 2017 and 2016 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,463,000 and $4,522,000 during the years ended June 30, 2017 and 2016, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2017 includes a “going concern” explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net (losses of approximately $2,763,000 and $1,960,000 for the nine months ended March 31, 2018 and 2017, respectively.   At March 31, 2018, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,267,000 and $13,819,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.
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

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Revenue

Total revenues were nil for both the three months ended March 31, 2018 and 2017, respectively.

General and Administrative

Total general and administrative expenses were $957,000 and $401,000 for the three months ended March 31, 2018 and 2017, respectively.

General and administrative expenses, excluding stock-based compensation charges of $691,000 and $6,000, were $266,000 and $395,000 for the three months ended March 31, 2018 and 2017, respectively, representing a $129,000 decrease. Salaries and related payroll tax expenses were $72,000 and $74,000 for the three months ended March 31, 2018 and 2017, respectively.  Consulting costs were $103,000 and $213,000 for the three months ended March 31, 2018 and 2017, respectively, representing an $110,000 decrease due to the limited use of governmental affairs consultants during the three months ended March 31, 2018. Investor relations costs were $7,000 and $26,000 for the three months ended March 31, 2018 and 2017, respectively, the decrease due to the lower utilization of third party investor relations consultants during the fiscal 2018 period.  Most other general and administrative expenses for the three months ended March 31, 2018 did not change materially compared to the three months ended March 31, 2017.

General and administrative stock-based employee compensation for the three months ended March 31, 2018 and 2017 consists of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017
General and administrative:
Fair value of stock options expensed under ASC 718	$682,000	$6,000
Change in fair value from modification of warrant terms	7,000	-
Fair value of stock/warrant bonus expensed	2,000	-
Total	$691,000	$6,000

Stock-based compensation charges were $691,000 and $6,000 for the three months ended March 31, 2018 and 2017, respectively. Compensation expense relating to stock options was $682,000 and $6,000 during the three months ended March 31, 2018 and 2017, respectively. The Company granted a total of 2,352,500 options that were fully vested during the three months ended March 31, 2018, while no options were awarded during the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company extended expiration dates of warrants for an employee which resulted in the recognition of $7,000 in non-cash compensation, while no warrants were modified during the same period in fiscal year 2017.

Depreciation

Total depreciation expense was $500 and $500 for the three months ended March 31, 2018 and 2017, respectively.

Research and Development

Total research and development expenses were $680,000 and $86,000 for the three months ended March 31, 2018 and 2017, respectively.

Research and development expenses, excluding stock-based compensation expenses of $587,000 and nil, were $93,000 and $86,000 for the three months ended March 31, 2018 and 2017, respectively. Salaries and related payroll tax expenses were $16,000 and $18,000 for the three months ended March 31, 2018 and 2017, respectively.  Consulting costs were $3,000 and $8,000 for the three months ended March 31, 2018 and 2017, respectively.  The decrease in consulting costs was offset by $9,000 of expenses incurred for a new pilot testing program during the three months ended March 31, 2018.

Research and development stock-based employee compensation for the three months ended March 31, 2018 and 2017 consists of the following:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Research and development:
Fair value of stock options expensed under ASC 718	$587,000	$-
Total	$587,000	$-

The fair value of stock options expensed was $587,000 and nil for the three months ended March 31, 2018 and 2017, respectively.  The Company granted a total of 2,352,500 options that were fully vested during the three months ended March 31, 2018, a portion of which was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,638,000 and $488,000 for the three months ended March 31, 2018 and 2017, respectively.

Other Expense (Income)

Other expense (income) was $93,000 and $95,000 for the three months ended March 31, 2018 and 2017, respectively. Interest expense, net decreased $10,000 for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to lower balances on interest bearing deferred compensation.  The Company recorded a conversion inducement expense of $8,000 during the three months ended March 31, 2018 due to the limited time offer to reduce the exercise price of certain warrants.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both the three months ended March 31, 2018 and 2017, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,729,000 and $582,000 for the three months ended March 31, 2018 and 2017, respectively, and the net loss per basic and diluted common share was $0.07 and $0.02.

NINE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2017
Revenue
Total revenues were nil for both the nine months ended March 31, 2018 and 2017, respectively.
General and Administrative
Total general and administrative expenses were $2,078,000 and $1,353,000 for the nine months ended March 31, 2018 and 2017, respectively.
General and administrative expenses, excluding stock-based compensation charges of $1,199,000 and $286,000, were $879,000 and $1,067,000 for the nine months ended March 31, 2018 and 2017, respectively, representing an $188,000 decrease.  Salaries and related payroll tax expenses remained fairly constant at $218,000 for the nine months ended March 31, 2018 compared to $224,000 for the nine months ended March 31, 2017.  Consulting costs were $364,000 and $477,000 for the nine months ended March 31, 2018 and 2017, respectively, representing an $113,000 decrease.  The decrease in consulting costs is due to reduced utilization of governmental affairs consultants during the nine months ended March 31, 2018.  Investor relation costs decreased from $69,000 for the nine months ended March 31, 2017 to $33,000 for the nine months ended March 31, 2018 due to decreased spending on investor relations development firms during the nine months ended March 31, 2018.  Insurance related expenses were $50,000 and $64,000 for the nine months ended March 31, 2018 and 2017, respectively, as the Company economized by changing some of its insurance coverage during the nine months ended March 31, 2018.
General and administrative stock-based employee compensation for the nine months ended March 31, 2018 and 2017 consists of the following:

	Nine months ended March 31, 2018	Nine months ended March 31, 2017
General and administrative:
Fair value of stock/warrant bonus expensed	$9,000	$7,000
Change in fair value from modification of option terms	244,000	166,000
Change in fair value from modification of warrant terms	164,000	-
Fair value of stock options expensed under ASC 718	782,000	113,000
Total	$1,199,000	$286,000

Stock-based compensation charges were $1,199,000 and $286,000 for the nine months ended March 31, 2018 and 2017, respectively.  Compensation expense relating to stock/warrant bonuses expensed for the nine months ended March 31, 2018 and 2017 of  $9,000 and $7,000, respectively, primarily related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development).  Compensation expense relating to the change in fair value from the modification of option terms was $244,000 and $166,000 for the nine months ended March 31, 2018 and 2017, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee and two consultants during the nine months ended March 31, 2017 and the Company extended certain option expiration dates for seven employees and consultants during the nine months ended March 31, 2018.  During the nine months ended March 31, 2018, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $164,000 in non-cash compensation.  The fair value of stock options expensed for the nine months ended March 31, 2018 and 2017 was $782,000 and $113,000 respectively.  The Company granted 2,647,500 options during the nine months ended March 31, 2018 that were fully vested within that time period.
Depreciation
Total depreciation expense was $1,000 and $2,000 for the nine months ended March 31, 2018 and 2017, respectively.

Research and Development
Total research and development expenses were $1,126,000 and $324,000 for the nine months ended March 31, 2018 and 2017, respectively.
Research and development expenses, excluding stock-based compensation expenses of $841,000 and $43,000 were $285,000 and $281,000 for the nine months ended March 31, 2018 and 2017, respectively.  Salaries and related payroll tax expenses were $52,000 and $54,000 for the nine months ended March 31, 2018 and 2017, respectively.  Consulting costs were $154,000 and $166,000 for the nine months ended March 31, 2018 and 2017, respectively.

Research and development stock-based employee compensation for the nine months ended March 31, 2018 and 2017 consists of the following:

	Nine Months ended March 31, 2018	Nine Months ended March 31, 2017
Research and development:
Fair value of stock bonuses expensed	$15,000	$8,000
Change in fair value from modification of option terms	106,000	11,000
Change in fair value from modification of warrant terms	133,000	-
Fair value of stock options expensed under ASC 718	587,000	24,000
Total	$841,000	$43,000

Stock-based compensation expenses were $841,000 and $43,000 and for the nine months ended March 31, 2018 and 2017, respectively.    Compensation expense relating to stock bonuses expensed for the nine months ended March 31, 2018 and 2017 of $15,000 and $8,000, respectively, related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020.  The compensation expense of $11,000 attributed to the change in fair value from modification of options terms for the nine months ended March 31, 2017 is due to a research and development employee’s having certain option exercise prices reduced during the period.  For the nine months ended March 31, 2018 an employee and a consultant’s expiration period of certain options were extended resulting in $106,000 of expense.   During the nine months ended March 31, 2018, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $133,000 in non-cash compensation.  The fair value of stock options expensed for the nine months ended March 31, 2018 and 2017 was $587,000 and $24,000 respectively.  The Company granted 2,647,500 options during the nine months ended March 31, 2018 that were fully vested within that time period and a portion of the stock compensation expense was allocated to research and development.
Loss from Operations
As a result of the factors described above, the loss from operations was $3,205,000 and $1,678,000 for the nine months ended March 31, 2018 and 2017, respectively.
Other (Income) Expense
Other (income) expense was $(434,000) and $282,000 for the nine months ended March 31, 2018 and 2017, respectively.  During the nine months ended March 31, 2018, the Company recognized other income of $719,000 due to the extinguishment of liabilities related to deferred compensation of non-related parties.  Interest expense was $277,000 and $283,000 for the nine months ended March 31, 2018 and 2017, respectively.  The decrease of $6,000 was due to lower balances on interest bearing deferred compensation during the nine months ended March 31, 2018.  Interest expense related to the Pennvest loan was $148,000 for both periods.  The Company recorded a conversion inducement expense of $8,000 related to the limited time offering of a reduced warrant exercise price on certain warrants.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $2,000 for both the nine months ended March 31, 2018 and 2017, respectively.
Net Loss Attributable to Bion’s Common Stockholders
As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,769,000 and $1,958,000 for the nine months ended March 31, 2018 and 2017, respectively, and the net loss per basic common share was $0.11 and $0.08 for the nine months ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2017 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2018, the Company had cash of approximately $40,000. During the nine months ended March 31, 2018, net cash used in operating activities was $383,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2018, the Company had no investing activities.

Financing Activities

During the nine months ended March 31, 2018, the Company received cash proceeds of $200,000 from the sale of 267,331 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $1.00 per share through June 30, 2018. During the nine months ended March 31, 2018, the Company received cash proceeds of $107,000 from the sale of 213,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share through September 30, 2018.  The Company paid cash commissions related to the sale of units of $15,000. During the nine months ended March 31, 2018, the Company received $40,000 from the exercise of 80,000 warrants for common stock of the Company.  The Company also received cash proceeds of $31,000 from loans payable from affiliates of the Company and repaid $13,000 of loans payable from affiliates.

As of March 31, 2018 the Company has debt obligations consisting of: a) loans payable – affiliates of $18,000, b) deferred compensation of $346,000, b) convertible notes payable – affiliates of $3,499,000, and, c) a loan payable and accrued interest of $8,971,000, (owed by PA1).

Plan of Operations and Outlook

As of March 31, 2018, the Company had cash of approximately $40,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During fiscal years 2014 through 2017 and through the nine months ended March 31, 2018, the Company experienced greater difficulty in raising equity and debt funding than in the prior years. As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal year 2017 and through the nine months ended March 31, 2018 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes and working capital loans as of March 31, 2018. During the nine months ended March 31, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000.  As of March 31, 2018, such deferrals totaled approximately $3,845,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the year ended June 30, 2014 and 2015. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2018.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient reduction credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.
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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2018.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended December 31, 2017 the Company sold the following restricted securities: a) 5,404  shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $4,002 in aggregate, to an employee and consultant for services, and b) 196,694 units at $0.75 per unit were sold and the Company received proceeds of $147,521  (each unit consisted of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $1.00 per share until June 30, 2018.  Additionally, in transactions effective November 7, 2017, the Company sold 3,610,00 warrants, in aggregate,  (including 1,765,000 to Dominic Bassani, the Company’s CEO (“Bassani”) and 670,000 to Mark A. Smith, the Company’s President and a director(“Smith”)) valued at $.05 per warrant for consideration totaling $180,500 (including an $88,250 promissory note from Bassani and $33,500 in services from Smith), which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.
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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 10, 2018	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2018	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer