Form 10-Q
period 2018-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2018-11-08
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 1, 2018, there were 27,109,703 Common Shares issued and 26,405,394 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION
BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(unaudited)
ASSETS

Current assets:
Cash	$176,412	$22,013
Prepaid expenses	11,014	7,474
Deposits and other receivables	1,000	1,000

Total current assets	188,426	30,487

Property and equipment, net (Note 3)	1,012	1,448
Total assets	$189,438	$31,935

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$644,428	$719,633
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $34,500 and $34,000, respectively (Note 7)	31,900	31,400
Deferred compensation (Note 4)	523,628	421,641
Loan payable and accrued interest (Note 5)	9,091,113	9,028,983

Total current liabilities	10,291,069	10,201,657

Convertible notes payable - affiliates (Note 6)	3,556,473	3,525,216

Total liabilities	13,847,542	13,726,873

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	-	-
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 26,996,148 and 25,939,892 shares issued, respectively; 26,291,839
and 25,235,583 shares outstanding, respectively	-	-
Additional paid-in capital	109,424,707	108,117,330
Subscription receivable - affiliates (Note 7)	(504,650)	(174,650)
Accumulated deficit	(122,629,330)	(121,691,956)
Total Bion’s stockholders’ deficit	(13,709,273)	(13,749,276)

Noncontrolling interest	51,169	54,338

Total deficit	(13,658,104)	(13,694,938)
Total liabilities and deficit	$189,438	$31,935

See notes to the consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(UNAUDITED)

	2018	2017

Revenue	$-	$-

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	677,890	312,117
Depreciation	436	436
Research and development (including stock-based compensation (Note 7))	169,721	106,746

Total operating expenses	848,047	419,299

Loss from operations	(848,047)	(419,299)

Other expense:
Interest expense	92,496	98,439

Total other expense	92,496	98,439

Net loss	(940,543)	(517,738)

Net loss attributable to the noncontrolling interest	3,169	507

Net loss applicable to Bion's common stockholders	$(937,374)	$(517,231)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.04)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	25,659,730	24,067,093

See notes to the consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED SEPTEMBER 30, 2018
(UNAUDITED)

	Bion's Shareholders'							Subscription
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Rec-			Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	Accumulated deficit	Noncontrolling interest	equity/ (deficit)

Balances, July 1, 2018	-	-	-	-	25,939,892	-	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)

Issuance of common stock for services	-	-	-	-	21,229	-	10,952	-	-	-	10,952
Vesting of options for services	-	-	-	-	-	-	95,500	-	-	-	95,500
Modification of options	-	-	-	-	-	-	222,300	-	-	-	222,300
Sale of units	-	-	-	-	833,999	-	416,999	-	-	-	416,999
Commissions on sale of units	-	-	-	-	1,028	-	(38,900)	-	-	-	(38,900)
Modification of warrants	-	-	-	-	-	-	166,776	-	-	-	166,776
Issuance of warrants	-	-	-	-	-	-	333,750	(330,000)	-	-	3,750
Conversion of debt and liabilities	-	-	-	-	200,000	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	-	-		(937,374)	(3,169)	(940,543)
Balances, September 30, 2018	-	$-	-	$-	26,996,148	$-	$109,424,707	$(504,650)	$(122,629,330)	$51,169	$(13,658,104)

See notes to the consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(940,543)	$(517,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	436	436
Accrued interest on loan payable, deferred compensation and other	97,537	107,231
Stock-based compensation	499,278	21,137
(Increase) decrease in prepaid expenses	(3,540)	3,570
(Decrease) increase in accounts payable and accrued expenses	(62,268)	56,339
Increase in deferred compensation	185,400	203,400

Net cash used in operating activities	(223,700)	(125,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	416,999	39,312
Commissions on sale of units	(38,900)	(3,706)
Proceeds from loans payable - affiliates	-	19,500

Net cash provided by financing activities	378,099	55,106

Net increase (decrease) in cash	154,399	(70,519)

Cash at beginning of period	22,013	72,932

Cash at end of period	$176,412	$2,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Purchase of warrants for subscription receivable - affiliates	$330,000	$-
Conversion of debt and liabilities	$100,000	$-
Shares issued for warrant exercise commissions	$514	$-

See notes to the consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEMPTEMBER 30, 2018 AND 2017

1. ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:
Organization and nature of business:
Bion Environmental Technologies, Inc. (“Bion” or “We” or the “Company”) was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Concentrated Animal Feeding Operations (“CAFO’s”). Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (nitrogen and phosphorus)--- in organic and conventional form-- and clean water. Bion’s technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third party peer review thereof). Our technology simultaneously enables the documentation of the remediation efforts thereby providing the basis for product branding which addresses consumer concerns regarding sustainability and food safety.  We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology. Bion provides comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations), while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, can be optimized to maximize recovery of marketable nutrients for potential use as fertilizer (organic and/or inorganic) and/or feed additives plus renewable energy (and related environmental credits).
From 2014 through the current 2019 fiscal year, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams).  Bion has worked on development of its third generation technology (“3G Tech”) which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine) while c) maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2019 calendar year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance.  Such activities may include design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below) and other Projects.
For the past decade, Bion has been directed toward creating applications of our patented and proprietary waste management technologies and technology platform to pursue JVs in three main business opportunities:

1)	Installation of Bion systems to retrofit and environmentally remediate existing large CAFOs (“Retrofits” and “Retrofit Projects”) in selected markets where:
a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues), and/or
b) CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences.

2)   Development of new state-of-the-art large scale waste treatment facilities (now utilizing the Company’s 3G Tech) which may be developed in conjunction with new CAFOs in strategic locations that were previously impracticable due to environmental impacts or to treat the waste streams from one or more existing large livestock facilities (“Projects”).  Some of these Projects may be either a) Integrated Projects as described below,  b) ‘central processing facilities’ which receive the waste from multiple livestock facilities, c) Retrofit Projects or  d) hybrids with elements of each of these types.  Each version will be able to realize revenue from multiple revenue streams potentially generated by our 3G Tech.

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

At this time, our primary focus is on category 2)  above using our 3G Tech to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project) on a joint venture (or other participating contractual form)  basis. Bion’s business model opens up the opportunity for JV’s in various forms based upon the revenue generated by our 3G Tech platform from nutrient reductions, fertilizer co-products and renewable natural gas (which revenue streams will be secured through long term take-off agreements for each of these co-products) providing initial support for financing of required capital expenditures (whether equity or debt).  We anticipate that these revenue streams will be supplemented by revenue realized from long-term premium pricing resulting from the sustainable branding opportunity. We believe that the branding opportunity may provide the single largest contribution to the economic opportunity over time.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than four years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2018.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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
On May 5, 2016, Bion PA2 LLC (“PA2”) executed a stand-alone joint venture agreement with Kreider Farms covering matters related to development and operation of a system to treat the waste streams from Kreider’s poultry facilities (“Kreider 2”).
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
Kreider Farms – Initial 3G Tech Project
Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with the first commercial scale 3G Tech project at Kreider Farms. Having recently received a Notice of Allowance of the initial 3G Tech patent (and subsequent filing of related additional patent applications/continuations), Bion is focused on two key tasks during the remainder of 2018 that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project (and/or other Projects) in early 2019:

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

The 3G Tech Kreider 2 project is planned for two (or more) locations. It is intended to treat the waste from Kreider’s 1,800 dairy cows and approximately six million egg layer chickens (with capacity for an additional three million layers). The Project will be designed with modules with capacity of 450 tons (or more) per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Project is planned to be built in three phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on fee basis.

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are cautiously optimistic that once PA SB799 has been passed, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Bion anticipates that it may require up to 6 months after SB799 becomes law to develop the rules/regulations related to the competitive bidding program. If the competitive bidding is implemented, we intend to arrange project financing for the Kreider 2 Project during 2019.
Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status for its initial modules during 2019. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.
Bion’s current long-term goal is to acquire or develop, or have in a development pipeline, 6 to 12 large Projects over the next 36 to 48 months.
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
Going concern and management’s plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $3,018,000 and $2,463,000 during the years ended June 30, 2018 and 2017, respectively, and a net loss of approximately $941,000 during the three months ended September 30, 2018.  At September 30, 2018, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,103,000 and $13,709,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.
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
During the three months ended September 30, 2018, the Company received gross proceeds of approximately $417,000 from the sale of its equity securities and paid approximately $39,000 in commissions.

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
The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects and the Kreider 2 facility) and CAFO Retrofit waste remediation systems and to continue to operate the Kreider 1 facility. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.
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
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2018, and the results of operations and cash flows of the Company for the three months ended September 30, 2018 and 2017.  Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.
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
Revenue Recognition:
The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”.
Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share.  During the three months ended September 30, 2018 and 2017, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	September 30, 2018	September 30, 2017
Warrants	16,097,956	8,378,088
Options	7,152,225	4,545,037
Convertible debt	7,743,155	9,441,633
Convertible preferred stock	17,250	16,250

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three months ended September 30, 2018 and 2017:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Shares issued – beginning of period	25,939,892	24,748,213
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	25,235,583	24,043,904
Weighted average shares issued during the period	424,147	23,189
Basic weighted average shares – end of period	25,659,730	24,067,093
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
In May 2017, the FASB issued ASU No. 2017-09 “Scope of Modification Accounting” which clarifies when changes to the terms or conditions of a share-based payment awards must be accounted for as modifications.  The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications.  ASU No. 2017-09 will be applied prospectively to awards modified on or after the adoption date.  The guidance is effective for annual periods, and interim periods within those annual periods beginning after December 15, 2017, with early adoption permitted.  The adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.
3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	September 30, 2018	June 30, 2018
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,613	171,613
	2,795,753	2,795,753
Less accumulated depreciation	(2,794,741)	(2,794,305)
	$1,012	$1,448
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of September 30, 2018, management believes that no additional impairment exists.
Depreciation expense was $436 for both of the three months ended September 30, 2018 and 2017, respectively.

4. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $523,628 and $2,328,287 as of September 30, 2018 and 2017, respectively. Included in the deferred compensation balances as of September 30, 2018, are $314,654 and $6,300 owed Bassani and Smith, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani, Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, as of September 30, 2017 was $1,077,614, $378,136 and $120,582, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $129,190 and $510,471 as of September 30, 2018 and 2017, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2019 (to be issued pursuant to the 2006 Plan). Smith has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement.  The Company also owes a current employee deferred compensation of $984 which is convertible into 1,330 shares of the Company’s common stock as of September 30, 2018 and, a former employee $72,500, which is not convertible and is non-interest bearing.
The Company recorded interest expense of $3,650 ($2,968 with related parties) and $17,625 ($14,197 with related parties) for the three months ended September 30, 2018 and 2017, respectively.
5. LOAN PAYABLE:
PA1, the Company’s wholly-owned subsidiary, owes $9,091,113 as of September 30, 2018 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,337,113 as of September 30, 2018. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $3,502,000 in fiscal years 2013 through 2018, and $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $53,339 and $49,374 for the three months ended September 30, 2018 and 2017, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2018.
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

6. CONVERTIBLE NOTES PAYABLE - AFFILIATES:
January 2015 Convertible Notes
The January 2015 Convertible Notes accrue interest at 4% per annum and were due and payable on December 31, 2017. Effective June 30, 2017, the maturity dates were extended on the January 2015 Convertible Notes until July 1, 2019 and were further extended to July 1, 2021 effective September 30, 2018.  The January 2015 Convertible Notes (including accrued interest, plus all future deferred compensation), are convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one half warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until December 31, 2020. The warrant contained in the Unit shall be exercisable at $1.00 per share until December 31, 2020. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.
As of September 30, 2018, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,684,107, $874,534 and $435,002, respectively.  As of September 30, 2017, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,625,526, $844,113 and $419,871, respectively.  The Company recorded interest expense related to the January 2015 Convertible Notes of $26,248 for both of the three months ended September 30, 2018 and 2017, respectively.
During the three months ended September 30, 2018, the Company agreed to sell Bassani and Smith, 3,000,000 and 30,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is payable with secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which are secured by their January 2015 Convertible Notes (Note 7).
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, had maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. During the year ended June 30, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same.  One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani.  During the three months ended September 30, 2018, with the Company’s approval, Bassani sold $300,000 of his second replacement note to a Shareholder with all the terms remaining the same.

The balances of the September 2015 Convertible Notes as of September 30, 2018, including accrued interest owed Bassani, Schafer and Shareholder, are $155,707, $18,389 and $388,734, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2017, including accrued interest, were $439,087, $17,734 and $89,763, respectively.
Effective June 30, 2017, the maturity dates of the September 2015 Convertible Notes due Bassani and Schafer were extended until July 1, 2019 and during the year ended June 30, 2018, the maturity date of the note due a Shareholder was extended until July 1, 2019.  During the three months ended September 30, 2018, the maturity dates of the all the September 2015 Convertible Notes were extended until July 1, 2021.
The Company recorded interest expense of $5,010 and $5,093 for the three months ended September 30, 2018 and 2017, respectively.
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
During the years ended June 30, 2018 and 2017, the Company declared dividends of $2,000 and $2,000 respectively.  During the three months ended September 30, 2018, the Company declared dividends of $500.  At September 30, 2018, accrued dividends payable are $14,500.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.
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
During the three months ended September 30, 2018, the Company issued 21,229 shares of the Company’s common stock at prices ranging from $0.50 to $0.70 per share for services valued at $10,952, in the aggregate, to a consultant and an employee.
During the three months ended September 30, 2018, the Company issued 1,028 shares as commissions for the warrant exercises during the year ended June 30, 2018 valued at $514.
During the three months ended September 30, 2018, the Company entered into subscription agreements under two different offerings to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates of June 30, 2019 and pursuant thereto, the Company issued 833,999 units for total proceeds of $416,999, net proceeds of $378,099 after commissions.  The Company allocated the proceeds from the 833,999 shares and the 417,001 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $15,499 was allocated to the warrants and $401,500 was allocated to the shares, and both were recorded as additional paid in capital.
During the three months ended September 30, 2018, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.

Warrants:
As of September 30, 2018, the Company had approximately 16.1 million warrants outstanding, with exercise prices from $0.60 to $3.00 and expiring on various dates through December 31, 2025.
The weighted-average exercise price for the outstanding warrants is $0.96, and the weighted-average remaining contractual life as of September 30, 2018 is 4.4 years.
During the three months ended September 30, 2018, warrants to purchase 41,319 shares of common stock of the Company at a price of $1.00 per share expired.
During the three months ended September 30, 2018, the Company entered into subscription agreements under two different offerings to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates of June 30, 2019 and pursuant thereto, the Company issued 833,999 units for total proceeds of $416,999, net proceeds of $378,099 after commissions.  The Company allocated the proceeds from the 833,999 shares and the 417,001 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $15,499 was allocated to the warrants and $401,500 was allocated to the shares, and both were recorded as additional paid in capital.
During the three months ended September 30, 2018, the Company received an interest bearing, secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2025.  The promissory note bears interest at 4% per annum, is secured by Bassani’s January 2015 Convertible Note.  The secured promissory note is payable July 1, 2020.
During the three months ended September 30, 2018, the Company received an interest bearing, secured promissory note for $30,000 from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023.  The warrants have a 75% exercise bonus.  The promissory note bears interest at 4% per annum, is secured by Smith’s 2015 January 2015 Convertible Note.  The secured promissory note is payable on July 1, 2020.
During the three months ended September 30, 2018, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.
During the three months ended September 30, 2018, the Company issued 75,000 warrants to a consultant to purchase in 75,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging between $0.74 and $0.90 per share and have expiry dates of ranging from August 27, 2020 through September 27, 2020.  The warrants were in exchange for services expensed at $3,750, in aggregate.
During the three months ended September 30, 2018, the Company agreed to extend the expiration dates of 5,079,188 warrants owned by certain individuals (including 1,765,000 owned by Bassani and 3,104,010 owned by Smith) which were scheduled to expire at various dates ranging from September 30, 2018 through December 31, 2021.  The Company recorded non-cash compensation expense related to the modification of the warrants of $163,026 ($88,250 and $68,758 for Bassani and Smith, respectively) and $3,750 as interest expense.

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
During the three months ended September 30, 2018, the Company approved the modification of existing stock options held by Smith, which extended certain expiration dates.  The modifications resulted in incremental non-cash compensation of $222,300.
The Company recorded compensation expense related to employee stock options of $95,500 and $2,300 for the three months ended September 30, 2018 and 2017, respectively. The Company granted 325,000 and nil options during the three months ended September 30, 2018 and 2017, respectively.
The fair value of the options granted during the three months ended September 30, 2018 and 2017 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, September 30, 2018	Range, September 30, 2018	Weighted Average, September 30, 2017	Range, September 30, 2017
Volatility	70%	63%-76%	-	-
Dividend yield	-	-	-	-
Risk-free interest rate	2.73%	2.68%-2.78%	-	-
Expected term (years)	3.9	3.4 to 4.3	-	-
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
A summary of option activity under the 2006 Plan for the three months ended September 30, 2018 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2018	6,827,225	$1.11	3.8	$-
Granted	325,000	0.68
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2018	7,152,225	$1.10	3.8	$-
Exercisable at September 30, 2018	7,002,225	$1.11	3.8	$-

The following table presents information relating to nonvested stock options as of September 30, 2018:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2018	-	$ -
Granted	325,000	0.36
Vested	(175,000)	0.46
Nonvested at September 30, 2018	150,000	$ 0.25

The total fair value of stock options that vested during the three months ended September 30, 2018 and 2017 was $80,500 and nil respectively. As of September 30, 2018, the Company had $45,000 unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017
General and administrative:
Fair value of stock/warrant bonuses expensed	$-	$4,133
Change in fair value from modification of option terms	211,185	-
Change in fair value from modification of warrant terms	118,233	-
Fair value of stock options expensed	69,625	2,300
Total	$399,043	$6,433

Research and development:
Fair value of stock bonus expensed	$-	$7,027
Change in fair value from modification of option terms	11,115	-
Change in fair value from modification of warrant terms	44,793	-
Fair value of stock options expensed	25,875	-
Total	$81,783	$7,027

8. COMMITMENTS AND CONTINGENCIES:
Employment and consulting agreements:
Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements and terms since March 2003.  Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003.  On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i)  a monthly deferred salary of $18,000 effective October 1, 2016 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which  was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2019), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties.  Smith agreed effective July 29, 2018 to continue to serve the Company under these terms.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation.  During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2019).  During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future.  Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment.  Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums.  On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025.  The promissory note is secured by Bassani’s $300,000 of January 2015 Convertible Note (Note 7).
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
As of September 30, 2018, the execution/exercise bonuses ranging from 50-90% were applicable to 6,959,600 of the Company’s outstanding options and 12,032,095 of the Company’s outstanding warrants.

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
9. RELATED PARTY TRANSACTIONS:
The Coalition for Affordable Bay Solutions (“CABS”), a not-for-profit organization that engages in political and legislative lobbying and educational activities regarding the competitive bidding procurement and nutrient credit trading program in Pennsylvania (and elsewhere), shares certain key management members with the Company.  During the year ended June 30, 2017 the Company recorded expenses of $165,650 for consulting costs incurred on behalf of CABS (the Company contributed $68,900 to CABS and issued 129,000 shares of its restricted common stock valued at $96,750 to pay third party consultants for services to CABS) and during the year ended June 30, 2018, the Company received reimbursements from CABS for the prior year expenses of $41,000 incurred by the Company in providing support for CABS.
During the three months ended September 30, 2018 and 2017, respectively, the Company received $30,000 and nil for expense reimbursements from CABS, respectively.  The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the three months ended September 30, 2018, while there were no such expenses for the three months ended September 30, 2017.
During the three months ended September 30, 2018, the Company determined that it had made omissions in not disclosing certain related party transactions with CABS during the years ended June 30, 2018 and 2017.  The Company determined the omissions are immaterial and prior year financial statements and reports previously filed, would not have to be amended.  The Company will disclose comparative prior period disclosures in future filings.
10. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to September 30, 2018 for recognition and disclosure in the financial statements and notes to the financial statements.
From October 1, 2018 through November 8, 2018, the Company has issued 2,821 shares of the Company’s common shares to an employee for services valued at approximately $2,000.
From October 1, 2018 through November 8, 2018, the Company has sold 110,734 Units of its securities at $0.50 per Unit for aggregate consideration of $55,367.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company’s common shares at $0.75 per share until June 30, 2019.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2018.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2018.

BUSINESS OVERVIEW

From 2014 through the current 2019 fiscal year, the Company has focused its research and development activities toward development of our 3G Tech, augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient co-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity and related credits), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an  important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2018 fiscal year and into the current 2019 fiscal year with increased focus on recovery of marketable ‘coproducts’ (including nutrients and renewable natural gas) and completion of development of Bion’s 3G Tech and technology platform. We believe such activities will continue at least through the 2019 calendar year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance.  Such activities may include the design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below).
Bion’s 3G Tech and technology platform are designed to capture four revenue streams under one umbrella and provide the basis for joint ventures between the Company and larger livestock producers seeking to produce environmental/sustainable product lines. The revenue streams are: a) renewable energy and associated greenhouse gas credits (including US Renewable Fuel Standard (RFS) and/or Low Carbon Fuel Standard (LCFS) credits), b) verified nutrient reductions (primarily nitrogen) that can be used as qualified offsets to the federal Chesapeake Bay mandate and US EPA TMDL (‘total maximum daily limit’) requirements, c) co-products consisting of high value fertilizer that Bion believes will achieve certification for use in organic food production for human consumption during 2019, and  d) an environmentally sustainable USDA certification that will be incorporated into a “brand” that can address the consumer concerns regarding food safety and sustainability (based on incorporation of all of the third party verified data for greenhouse gas reductions, nutrient reductions and fertilizer products into a digital register).  The “branding” opportunity will offer large scale producer / processor / distributors of livestock products the opportunity to differentiate and identify their products in the marketplace and, thereby creates the opportunity to achieve “premium pricing” by addressing consumer concerns related to safety and sustainability in a manner similar to the premiums achieved by organic producers.
Operational results from the initial commercial system (utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet nutrient reduction goals at commercial scale for an extended period of operation. Bion’s 2G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. In addition to capturing a portion of valuable nutrients for reuse (in organic and/or non-organic forms), Bion’s 2nd generation technology platform also recovers cellulosic biomass which can be used to generate renewable energy from the waste stream in a process more efficient than other technologies that seek to exploit this CAFO waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).
Currently, our research and development activities are underway to improve, update and  commercialization of our 3G Tech systems (which is ready to be implemented) during the current fiscal year to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs.

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient reduction credits and revenues from the production of renewable energy and coproducts) to retrofit and environmentally remediate existing CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large-scale waste treatment facilities in joint ventures with large CAFO’s in strategic locations (“Projects”) ( some of these may be Integrated Projects) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2018.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” below.

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
Bion continues its pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’).  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”).  During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model.  The Company anticipates that when designs are finalized, the Kreider 2 Project will be re-certified for between 1.5-2 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s subsequent amended application during the 2019 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold while certain matters are resolved between the EPA and Pennsylvania and pending development of a robust market for nutrient reductions in Pennsylvania. The Company anticipates it will submit an amended application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2.  If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the 2019 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the current 2019 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’.  We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

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

The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)   Senate Bill 799 (successor to prior SB 924 and SB 724) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. During late January 2018, SB 799 was passed by a 47-2 vote in the PA Senate and has been forwarded to the PA House where it is expected to be considered during upcoming legislative sessions. Such legislation, if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there has been opposition to SB 799 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 799 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion will also pursue the opportunities related to development of Projects, including Integrated Projects which are likely to involve joint ventures with large livestock producers who can utilized the benefits of the ‘sustainable branding’ that Bion intends to enable for products produced utilizing its technology).  Integrated Projects will include large CAFOs (such as large poultry facilities, dairy complexes, beef cattle feed lots and/or hog farms) with Bion waste treatment/resource recovery  system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species), while recovering renewable energy and value-added fertilizer/soil amendment products, integrated with CAFO end product users/processing facilities, and/or potentially in some locations, a biofuel/ethanol plant.. Such Integrated Projects will involve large CAFOs with Bion waste treatment/resource recovery modules on a single site and/or on sites within an approximately 30-mile radius.  Bion believes its 3G technology platform will allow integration of large-scale CAFO's with end product processors (and/or potentially biofuel production), together with renewable energy production and co-product recovery from the waste streams, and on-site energy utilization in a relatively 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, end product processors and/or biofuel plants. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

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
The Company’s audited financial statements for the years ended June 30, 2018 and 2017 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,018,000 and $2,463,000 during the years ended June 30, 2018 and 2017, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2018 includes a “going concern” explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $941,000 and $518,000 for the three months ended September 30, 2018 and 2017, respectively.  At September 30, 2018, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,103,000 and $13,709,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition
The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”.
Stock-based compensation

The Company follows the provisions of ASC 718, which generally requires that share-based compensation transactions be accounted and recognized in the statement of income based upon their grant date fair values.

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
THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017
Revenue
Total revenues were nil for both the three months ended September 30, 2018 and 2017, respectively.
General and Administrative
Total general and administrative expenses were $678,000 and $312,000 for the three months ended September 30, 2018 and 2017, respectively.
General and administrative expenses, excluding stock-based compensation charges of $399,000 and $6,000, were $279,000 and $306,000 for the three months ended September 30, 2018 and 2017, respectively, representing a $27,000 decrease.  Salaries and related payroll tax expenses decreased slightly from $73,000 for the three months ended September 30, 2017 to $67,000 for the three months ended September 30, 2018 due to one less employee during the three months ended September 30, 2018.  Consulting costs were $84,000 and $103,000 for the three months ended September 30, 2018 and 2017, respectively, representing a $19,000 decrease primarily due to the $30,000 reimbursement from CABS of prior period consulting expenses. Investor relation costs decreased from $13,000 for the three months ended September 30, 2017 to $5,000 for the three months ended September 30, 2018 due to decreased spending for conferences during the three months ended September 30, 2018.

General and administrative stock-based employee compensation for the three months ended September 30, 2018 and 2017 consists of the following:
	Three months ended September 30, 2018	Three months ended September 30, 2017
General and administrative:
Fair value of stock/warrant bonus expensed	$-	$4,000
Change in fair value from modification of option terms	211,000	-
Change in fair value from modification of warrant terms	118,000	-
Fair value of stock options expensed under ASC 718	70,000	2,000
Total	$399,000	$6,000

Stock-based compensation charges were $399,000 and $6,000 for the three months ended September 30, 2018 and 2017, respectively.  Compensation expense relating to stock/warrant bonuses expensed for the three months ended September 30, 2018 and 2017 of nil and $4,000, respectively, primarily related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development) which were cancelled in fiscal year 2018.  Compensation expense relating to the change in fair value from the modification of option terms was $211,000 and nil for the three months ended September 30, 2018 and 2017, respectively, as the Company granted an extension of option expiration dates for an employee during the three months ended September 30, 2018.  During the three months ended September 30, 2018, the Company extended expiration dates of warrants for an employee and two consultants which resulted in the recognition of $118,000 in non-cash compensation, while no warrants were modified during the three months ended September 30, 2017.  The fair value of stock options expensed for the three months ended September 30, 2018 and 2017 was $70,000 and $2,000 respectively.  The Company granted 325,000 and nil options during the three months ended September 30, 2018 and 2017, respectively, of which 175,000 were fully vested at grant date during the three months ended September 30, 2018.
Depreciation
Total depreciation expense was $436 for both the three months ended September 30, 2018 and 2017, respectively.
Research and Development
Total research and development expenses were $170,000 and $107,000 for the three months ended September 30, 2018 and 2017, respectively.
Research and development expenses, excluding stock-based compensation expenses of $82,000 and $7,000 were $88,000 and $100,000 for the three months ended September 30, 2018 and 2017, respectively, representing a $12,000 decrease.  Salaries and related payroll tax expenses were $20,000 and $18,000 for the three months ended September 30, 2018 and 2017, respectively.  Consulting costs were $49,000 and $56,000 for the three months ended September 30, 2018 and 2017, respectively.  Legal fees decreased from $9,000 for the three months ended September 30, 2017 to less than $1,000 for the three months ended September 30, 2018 due to limited patent activity in the three months ended September 30, 2018.

Research and development stock-based employee compensation for the three months ended September 30, 2018 and 2017 consists of the following:

	Three months ended September 30, 2018	Three months ended September 30, 2017
Research and development:
Fair value of stock bonuses expensed	$-	$7,000
Change in fair value from modification of option terms	11,000	-
Change in fair value from modification of warrant terms	45,000	-
Fair value of stock options expensed under ASC 718	26,000	-
Total	$82,000	$7,000

Stock-based compensation expenses were $82,000 and $7,000 for the three months ended September 30, 2018 and 2017, respectively.    Compensation expense relating to stock bonuses expensed for the three months ended September 30, 2017 of $7,000, related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020 until they were cancelled during the year ended June 30, 2018.  The compensation expense of $11,000 attributed to the change in fair value from modification of options terms for the three months ended September 30, 2018 is due to an employee’s maturity dates on his options being extended and a portion of his non-cash compensation is allocated to research and development, while no options were modified during the three months ended September 30, 2017.  During the three months ended September 30, 2018, the Company extended expiration dates of warrants for a research and development employee and consultants which resulted in the recognition of $26,000 in non-cash compensation.  No warrants were modified during the three months ended September 30, 2017. The fair value of stock options expensed for the three months ended September 30, 2018 and 2017 was $26,000 and nil respectively.  The Company granted 325,000 and nil options during the three months ended September 30, 2018 and 2017, respectively, of which 175,000 that were fully vested at grant date and a portion of the stock compensation expense was allocated to research and development during the three months ended September 30, 2018.
Loss from Operations
As a result of the factors described above, the loss from operations was $848,000 and $419,000 for the three months ended September 30, 2018 and 2017, respectively.
Other Expense
Other expense which is attributable to interest was $92,000 and $98,000 for the three months ended September 30, 2018 and 2017, respectively.  The decrease of $6,000 was primarily due to lower balances on interest bearing deferred compensation during the three months ended September 30, 2018, partially offset by higher interest expense related to the Pennvest loan of $4,000.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $3,000 and $500 for the three months ended September 30, 2018 and 2017, respectively.
Net Loss Attributable to Bion’s Common Stockholders
As a result of the factors described above, the net loss attributable to Bion’s common stockholders was $937,000 and $517,000 for the three months ended September 30, 2018 and 2017, respectively, and the net loss per basic common share was $0.04 and $0.02 for the three months ended September 30, 2018 and 2017, respectively.
LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2018 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2018, the Company had cash of approximately $176,000. During the three months ended September 30, 2018, net cash used in operating activities was $224,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the three months ended September 30, 2018, the Company had no investing activities.

Financing Activities

During the three months ended September 30, 2018, the Company received cash proceeds of $416,999 from the sale of 833,999 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share through June 30, 2019.  The Company paid cash commissions related to the sale of units of $39,000.

As of September 30, 2018 the Company has debt obligations consisting of: a) deferred compensation of $524,000, b) convertible notes payable – affiliates of $3,556,000, and, c) a loan payable and accrued interest of $9,091,000, (owed by PA1).

Plan of Operations and Outlook

As of September 30, 2018, the Company had cash of approximately $176,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past five years (fiscal years 2014 through 2018), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the current quarter). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2017 and 2018 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of September 30, 2018. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000.  As of September 30, 2018, such deferrals totaled approximately $4,080,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the three months ended September 30, 2018 the Company raised gross proceeds of approximately $417,000 through the sale of its securities (Note 7 to the annual Financial Statements in the Form 10-Q) and paid commissions of approximately $39,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2018.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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
Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may  generate verified nutrient reduction credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in joint ventures with large CAFO’s in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America commencing during the 2019 calendar year. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.
Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project').  On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model.  The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2018 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy – including the Kreider Dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion's 3G Tech,  have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status of its initial modules during the 2019 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the 2019 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up.  However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

Note that while Bion believes that the Kreider 1 System, the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2018.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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
Item 4.  Controls and Procedures.
(a)  Evaluation of Disclosure Controls and Procedures.
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2018.
(b)  Changes in Internal Control over Financial Reporting.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC (‘PA-1’) pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90-180 days.  No proposals are currently under consideration to resolve this matter.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that it remains possible that negotiations will lead to a commercially reasonable loan modification agreement between PA-1 and Pennvest. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.
The Company currently is not involved in any other material litigation.
Item 1A.  Risk Factors.
Not applicable.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2018 the Company issued the following restricted securities: a) 5,229 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $2,952 in aggregate, to an employee for services, and b) 16,000 shares issued to entities for services and 200,000 shares issued upon conversion of debt.  During the quarter ended September 30, 2018, the company sold 833,999 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 until June 30, 2019 and received gross proceeds of $416,999 and net proceeds of $378,099. The Company also issued shares as common stock as commission from a previous offering of warrants exercised at a reduced price.  Additionally, in transactions effective August 1, 2018, the Company sold 3,300,000 warrants, in aggregate,  (including 3,000,000 to Dominic Bassani, the Company’s CEO (“Bassani”) and 300,000 to Mark A. Smith, the Company’s President and a director(“Smith”)) valued at $0.10 per warrant for consideration totaling $330,000 (including an $300,000 promissory note from Bassani and $30,000 promissory note from Smith), which warrants are exercisable at $0.60 and have an expiry date of June 30,2025 (Bassani) and expiry date of June 30, 2023 (Smith).  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 8, 2018	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 8, 2018	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer