Form 10-Q
period 2019-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2019-05-08
CIK 875729

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BNET	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 1, 2019, there were 27,893,429 Common Shares issued and 27,189,120 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(unaudited)
ASSETS

Current assets:
Cash	$149,169	$22,013
Prepaid expenses	4,164	7,474
Deposits and other receivables	1,000	1,000

Total current assets	154,333	30,487

Property and equipment, net (Note 3)	2,964	1,448

Total assets	$157,297	$31,935

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$672,507	$719,633
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $35,500 and $34,000, respectively (Note 7)	32,900	31,400
Deferred compensation (Note 4)	844,122	421,641
Loan payable and accrued interest (Note 5)	9,228,213	9,028,983

Total current liabilities	10,777,742	10,201,657

Convertible notes payable - affiliates (Note 6)	3,619,099	3,525,216

Total liabilities	14,396,841	13,726,873

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	-	-

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	-	-

Common stock, no par value, 100,000,000 shares authorized, 27,795,695 and 25,939,892 shares issued, respectively; 27,091,386
and 25,235,583 shares outstanding, respectively	-	-
Additional paid-in capital	109,853,840	108,117,330
Subscription receivable - affiliates (Note 7)	(504,650)	(174,650)
Accumulated deficit	(123,638,875)	(121,691,956)

Total Bion’s stockholders’ deficit	(14,289,685)	(13,749,276)

Noncontrolling interest	50,141	54,338

Total deficit	(14,239,544)	(13,694,938)

Total liabilities and deficit	$157,297	$31,935

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock-based
compensation (Note 7))	305,137	956,826	1,272,626	2,077,519
Depreciation	271	436	966	1,308
Research and development (including stock-based
compensation (Note 7))	103,529	680,436	387,442	1,125,937

Total operating expenses	408,937	1,637,698	1,661,034	3,204,764

Loss from operations	(408,937)	(1,637,698)	(1,661,034)	(3,204,764)

Other expense (income):
Gain on extinguishment of liabilities	-	-	-	(718,580)
Conversion inducement	-	8,000	-	8,000
Interest expense	100,282	84,714	290,082	276,815

Total other expense (income)	100,282	92,714	290,082	(433,765)

Net loss	(509,219)	(1,730,412)	(1,951,116)	(2,770,999)

Net loss attributable to the noncontrolling interest	505	1,472	4,197	2,486

Net loss applicable to Bion's common stockholders	$(508,714)	$(1,728,940)	$(1,946,919)	$(2,768,513)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.01)	$(0.07)	$(0.07)	$(0.11)

Weighted-average number of common shares outstanding:
Basic and diluted	26,842,776	24,465,814	26,291,097	24,253,807

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Rec-eivables	Accumulated	Noncontrolling	Total equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	(deficit)

Balances, July 1, 2018	-	-	-	-	25,939,892	-	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)

Issuance of common stock for services	-	-	-	-	70,042	-	45,256	-	-	-	45,256
Vesting of options for services	-	-	-	-	-	-	123,250	-	-	-	123,250
Modification of options	-	-	-	-	-	-	222,300	-	-	-	222,300
Sale of units	-	-	-	-	1,584,733	-	792,365	-	-	-	792,365
Commissions on sale of units	-	-	-	-	1,028	-	(53,437)	-	-	-	(53,437)
Modification of warrants	-	-	-	-	-	-	170,526	-	-	-	170,526
Issuance of warrants	-	-	-	-	-	-	336,250	(330,000)	-	-	6,250
Conversion of debt and liabilities	-	-	-	-	200,000	-	100,000	-	-	-	100,000
Net loss	-	-	-	-	-	-	-	-	(1,946,919)	(4,197)	(1,951,116)
Balances, March 31, 2019	-	$-	-	$-	27,795,695	$-	$109,853,840	$(504,650)	$(123,638,875)	$50,141	$(14,239,544)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,951,116)	$(2,770,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	966	1,308
Accrued interest on loan payable, deferred compensation and other	308,957	303,189
Stock-based compensation	567,582	2,101,160
Gain on extinguishment of liabilities	-	(718,580)
Conversion inducement	-	8,000
Decrease in prepaid expenses	3,310	2,321
(Decrease) increase in accounts payable and accrued expenses	(34,189)	80,749
Increase in deferred compensation	495,200	610,200

Net cash used in operating activities	(609,290)	(382,652)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,482)	-
Net cash used in investing activities	(2,482)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	792,365	306,997
Commissions on sale of units	(53,437)	(14,875)
Proceeds from exercise of warrants	-	40,001
Repayment of loans payable - affiliates	-	(12,500)
Proceeds from loans payable - affiliates	-	30,500

Net cash provided by financing activities	738,928	350,123

Net increase (decrease) in cash	127,156	(32,529)

Cash at beginning of period	22,013	72,932

Cash at end of period	149,169	$40,403

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-

Non-cash investing and financing transactions:
Purchase of warrants for subscription receivable - affiliates	$330,000	$134,650
Conversion of debt and liabilities	$100,000	$-
Shares issued for warrant exercise commissions	$514	$-
Warrants issued for unit commissions	$4,850	$-
Forgiveness of deferred compensation - related parties	$-	$1,685,252

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2019 AND 2018

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than four years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2019.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits.  Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015.  During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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
Kreider Farms –  3G Tech Project
Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with the first commercial large scale 3G Tech project at Kreider Farms. Having recently received a Notice of Allowance of the initial 3G Tech patent (and subsequent filing of related additional patent applications/continuations), Bion is focused on two key tasks during the remainder of the 2019 fiscal and calendar year that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project (and/or other Projects) in 2019:

1. Support for adoption of PA SB 575 (successor to SB 799):  This will create a competitively-bid market for nutrient reductions/Credits that we believe will provide support for project financing for Kreider 2 prior to development of markets for the coproducts from Kreider 2 are established.
2. Installation of a small-scale 3G Tech ammonia recovery system to produce ammonium bicarbonate to be used for grower trials and to make application to OMRI for organic certification.
The 3G Tech Kreider 2 Project is planned for two (or more) locations. It is intended to treat the waste from Kreider’s 1,800 dairy cows and approximately six million egg layer chickens (with capacity for an additional three million layers). The Kreider 2 Project will be designed with modules with capacity of 450 tons (or more) per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Kreider 2 Project is planned to be built in three phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on fee basis.

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are cautiously optimistic that once PA SB575 (the recently introduced successor to SB799) will be passed during the current fiscal year and that once passed, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Bion anticipates that it may require up to 6 months after SB575 becomes law to develop the rules/regulations related to the competitive bidding program. If the competitive bidding program is implemented, we intend to arrange project financing for the Kreider 2 Project during 2019.

Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status for its initial modules during 2020. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.
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
Going concern and management’s plans:
The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $3,018,000 and $2,463,000 during the years ended June 30, 2018 and 2017, respectively, and a net loss of approximately $1,951,000 during the nine months ended March 31, 2019.  At March 31, 2019, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,623,000 and $14,290,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.
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
During the nine months ended March 31, 2019, the Company received gross proceeds of approximately $792,000 from the sale of its equity securities and paid approximately $53,000 in commissions.
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
The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2019, and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2019 and 2018.  Operating results for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019.
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
Noncontrolling interests:
In accordance with ASC 810, “Consolidation”, the Company separately classifies noncontrolling interests within the equity section of the consolidated balance sheets and separately reports the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations.  In addition, the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.
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
Loss per share:
Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share.  During the three and nine months ended March 31, 2019 and 2018, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.
The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	March 31, 2019	March 31, 2018
Warrants	16,591,570	12,176,269
Options	7,106,600	6,827,225
Convertible debt	8,449,932	7,337,805
Convertible preferred stock	17,750	16,750

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and nine months ended March 31, 2019 and 2018:

	Three months ended March 31, 2019	Three months ended March 31, 2018	Nine months ended March 31, 2019	Nine months ended March 31, 2018
Shares issued – beginning of period	27,121,371	25,011,939	25,939,892	24,748,213
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	26,417,062	24,307,630	25,235,583	24,043,904
Weighted average shares issued during the period	425,714	158,184	1,055,514	209,903
Diluted weighted average shares – end of period	26,842,776	24,465,814	26,291,097	24,253,807

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

3. PROPERTY AND EQUIPMENT:
Property and equipment consists of the following:
	March 31, 2019	June 30, 2018
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	173,245	171,613
	2,797,385	2,795,753
Less accumulated depreciation	(2,794,421)	(2,794,305)
	$2,964	$1,448
Management reviewed property and equipment for impairment as of June 30, 2016 and determined that the carrying amount of property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and potentially needed capital expenditures and it was also determined that the salvage value of the system components will be offset by contractual decommissioning obligations. Kreider 1 was measured at estimated fair value on a non-recurring basis using level 3 inputs, which resulted in an impairment of $1,684,562 of the property and equipment for the year ended June 30, 2016. As of June 30, 2016, the net book value of Kreider 1 was zero. As of March 31, 2019, management believes that no additional impairment exists.
Depreciation expense was $271 and $436 for the three months ended March 31, 2019 and 2018, respectively and $966 and $1,308 for the nine months ended March 31, 2019 and 2018, respectively.
4. DEFERRED COMPENSATION:
The Company owes deferred compensation to various employees, former employees and consultants totaling $844,122 and $345,929 as of March 31, 2019 and 2018, respectively. Included in the deferred compensation balances as of March 31, 2019, are $447,019 and $79,016 owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2018 was $124,612 and $72,355, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $244,603 and $75,478 as of March 31, 2019 and 2018, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2019 (to be issued pursuant to the 2006 Plan). Smith has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement.  The Company also owes a current employee deferred compensation of $984 which is convertible into 1,348 shares of the Company’s common stock as of March 31, 2019 and, a former employee $72,500, which is not convertible and is non-interest bearing.
During the nine months ended March 31, 2019, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.
The Company recorded interest expense of $14,344 ($11,048 with related parties) and $32,299 ($26,084 with related parties) for the nine months ended March 31, 2019 and 2018, respectively.

5. LOAN PAYABLE:
PA1, the Company’s wholly-owned subsidiary, owes $9,228,213 as of March 31, 2019 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,474,213 as of March 31, 2019. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $3,502,000 in fiscal years 2013 through 2018, and $771,000 in fiscal year 2019, $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 thereafter. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined.  The Company has incurred interest expense related to the Pennvest Loan of $59,109 and $49,373 for the three months ended March 31, 2019 and 2018, respectively.  The Company has incurred interest expense related to the Pennvest Loan of $172,856 and $148,121 for the nine months ended March 31, 2019 and March 31, 2018, respectively.  Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2019.
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

As of March 31, 2019, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $1,713,318, $889,703 and $442,547, respectively.  As of March 31, 2018, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,654,736, $859,282 and $427,416, respectively.  The Company recorded interest expense related to the January 2015 Convertible Notes of $25,677 for both of the three months ended March 31, 2019 and 2018, respectively.  The Company recorded interest expense of $78,172 for both the nine months ended March 31, 2019 and 2018, respectively.
During the nine months ended March 31, 2019, the Company agreed to sell Bassani and Smith, 3,000,000 and 300,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is payable with secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which are secured by portions of their January 2015 Convertible Notes (Note 7).  The promissory notes accrue interest at 4% per annum and as of March 31, 2019 the accrued interest owed by Bassani and Smith is $7,956 and $796, respectively.
September 2015 Convertible Notes
During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The initial principal balances of the September 2015 Convertible Notes were $405,831, $16,382 and $82,921, respectively. The September 2015 Convertible Notes bear interest at 4% per annum, had maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. During the year ended June 30, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same.  One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani.  During the nine months ended March 31, 2019, with the Company’s approval, Bassani sold $300,000 of his second replacement note to a Shareholder with all the terms remaining the same.
The balances of the September 2015 Convertible Notes as of March 31, 2019, including accrued interest owed Bassani, Schafer and Shareholder, are $158,544, $18,716 and $396,271, respectively. The balances of the September 2015 Convertible Notes as of March 31, 2018, including accrued interest, were $447,989, $18,061 and $91,417, respectively.
Effective June 30, 2017, the maturity dates of the September 2015 Convertible Notes due Bassani and Schafer were extended until July 1, 2019 and during the year ended June 30, 2018, the maturity date of the note due a Shareholder was extended until July 1, 2019.  During the nine months ended March 31, 2019, the maturity dates of the all the September 2015 Convertible Notes were extended until July 1, 2021.
The Company recorded interest expense of $5,293 and $5,341 for the three months ended March 31, 2019 and 2018, respectively.   The Company recorded interest expense of $15,712 and $15,743 for the nine months ended March 31, 2019 and 2018, respectively.
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
During the years ended June 30, 2018 and 2017, the Company declared dividends of $2,000 and $2,000 respectively.  During the nine months ended March 31, 2019, the Company declared dividends of $1,500.  At March 31, 2019, accrued dividends payable are $15,500.  The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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
During the nine months ended March 31, 2019, the Company issued 70,042 shares of the Company’s common stock at prices ranging from $0.50 to $0.74 per share for services valued at $45,256, in the aggregate, to a consultant and an employee.
During the nine months ended March 31, 2019, the Company issued 1,028 shares as commissions for the warrant exercises during the year ended June 30, 2018 valued at $514.
During the nine months ended March 31, 2019, the Company entered into subscription agreements under three different offerings to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates ranging from June 30, 2019 through December 31, 2020, and pursuant thereto, the Company issued 1,584,733 units for total proceeds of $792,365, net proceeds of $738,928 after commissions.  The Company allocated the proceeds from the 1,584,733 shares and the 792,369 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $28,176 was allocated to the warrants and $764,189 was allocated to the shares, and both were recorded as additional paid in capital.
During the nine months ended March 31, 2019, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.
Warrants:
As of March 31, 2019, the Company had approximately 16.6 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.
The weighted-average exercise price for the outstanding warrants is $0.95, and the weighted-average remaining contractual life as of March 31, 2019 is 3.8 years.
During the nine months ended March 31, 2019, warrants to purchase 70,069 shares of common stock of the Company at prices ranging from $0.85 to $3.00 per share expired.
During the nine months ended March 31, 2019, the Company entered into subscription agreements under three different offerings to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates ranging from June 30, 2019 through December 31, 2020, and pursuant thereto, the Company issued 1,584,733 units for total proceeds of $792,365, net proceeds of $738,928 after commissions.  The Company allocated the proceeds from the 1,584,733 shares and the 792,369 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $28,176 was allocated to the warrants and $764,189 was allocated to the shares, and both were recorded as additional paid in capital.
During the nine months ended March 31, 2019, the Company received an interest bearing, secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2025.  The promissory note bears interest at 4% per annum, is secured by Bassani’s January 2015 Convertible Note and as of March 31, 2019 the accrued interest was $7,956.  The secured promissory note is payable July 1, 2020.

During the nine months ended March 31, 2019, the Company received an interest bearing, secured promissory note for $30,000 from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023.  The warrants have a 75% exercise bonus.  The promissory note bears interest at 4% per annum, is secured by Smith’s 2015 January 2015 Convertible Note and as of March 31, 2019 the accrued interest was $796.  The secured promissory note is payable on July 1, 2020.
During the nine months ended March 31, 2019, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.
During the nine months ended March 31, 2019, the Company issued 125,000 warrants to a consultant to purchase 125,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging between $0.74 and $1.20 per share and have expiry dates of ranging from August 27, 2020 through October 27, 2020.  The warrants were in exchange for services expensed at $6,250, in aggregate.
During the nine months ended March 31, 2019, the Company agreed to extend the expiration dates of 5,229,188 warrants owned by certain individuals (including 1,765,000 owned by Bassani and 3,104,010 owned by Smith) which were scheduled to expire at various dates ranging from September 30, 2018 through December 31, 2021.  The Company recorded non-cash compensation expense related to the modification of the warrants of $163,026 ($88,250 and $68,758 for Bassani and Smith, respectively) and $7,500 as interest expense.
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
During the nine months ended March 31, 2019, the Company approved the modification of existing stock options held by Smith, which extended certain expiration dates.  The modifications resulted in incremental non-cash compensation of $222,300.
The Company recorded compensation expense related to employee stock options of $5,250 and $1,269,700 for the three months ended March 31, 2019 and 2018, respectively, and $123,250 and $1,369,350 for the nine months ended March 31, 2019 and 2018, respectively. The Company granted 350,000 and 2,647,500 options during the nine months ended March 31, 2019 and 2018, respectively.
The fair value of the options granted during the nine months ended March 31, 2019 and 2018 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:
	Weighted Average, March 31, 2019	Range, March 31, 2019	Weighted Average, March 31, 2018	Range, March 31, 2018
Volatility	69%	58%-76%	74%	68%-75%
Dividend yield	-	-	-	-
Risk-free interest rate	2.71%	2.52%-2.78%	2.44%	1.75%-2.64%
Expected term (years)	3.8	1.9 to 4.3	5	3-6
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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2019 is as follows:
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2018	6,827,225	$1.11	3.8	$-
Granted	350,000	0.68
Exercised	-	-
Forfeited	-	-
Expired	(70,625)	1.26
Outstanding at March 31, 2019	7,106,600	$1.09	3.3	$57,050
Exercisable at March 31, 2019	7,106,600	$1.09	3.3	$57,050

The following table presents information relating to nonvested stock options as of March 31, 2019:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2018	-	$-
Granted	350,000	0.35
Vested	(350,000)	0.35
Nonvested at March 31, 2019	-	$-

The total fair value of stock options that vested during the nine months ended March, 2019 and 2018 was $123,250 and $1,376,250 respectively. As of March 31, 2019, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018	Nine months ended March 31, 2019	Nine months ended March 31, 2018
General and administrative:
Fair value of stock bonuses expensed	$-	$1,500	$-	$8,723
Change in fair value from modification of option terms	-	-	211,185	243,761
Change in fair value from modification of warrant terms	-	7,091	118,233	163,956
Fair value of stock options expensed	5,250	682,485	97,375	782,135
Total	$5,250	$691,076	$426,793	$1,198,575

Research and development:
Fair value of stock bonus expensed	$-	$-	$-	$15,098
Change in fair value from modification of option terms	-	-	11,115	105,895
Change in fair value from modification of warrant terms	-	219	44,793	132,896
Fair value of stock options expensed	-	587,215	25,875	587,215
Total	$-	$587,434	$81,783	$841,104

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
Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011.  On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation.  During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2019).  During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future.  Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment.  Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums.  On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025.  The promissory note is secured by Bassani’s $300,000 of January 2015 Convertible Note (Notes 6 and 7) and as of March 31, 2019 the accrued interest was $7,956.
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
During the nine months ended March 31, 2019, the Company approved the right to extend the exercise period of all or part of any options or warrants granted in the past or in the future, for up to five years (one year at a time) by annual payments of $0.01 per option/warrant for one of its employees.  The extension payment may be made in i) cash; ii) by reduction of sums owed by the Company, and iii) by reduction of applicable exercise bonuses.
As of March 31, 2019, the execution/exercise bonuses ranging from 50-90% were applicable to 6,934,600 of the Company’s outstanding options and 12,032,095 of the Company’s outstanding warrants.
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
During the three and nine months ended March 31, 2019, the Company received nil and $30,000 for expense reimbursements from CABS, respectively.  The Company received no expense reimbursements for the three and nine months ended March 31, 2018.  The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the nine months ended March 31, 2019 and paid CABS $12,500 in consulting fees, while there were no such expenses for the nine months ended March 31, 2018.
During the nine months ended March 31, 2019, the Company determined that it had made omissions in not disclosing certain related party transactions with CABS during the years ended June 30, 2018 and 2017.  The Company determined the omissions are immaterial and prior year financial statements and reports previously filed, would not have to be amended.  The Company will disclose comparative prior period disclosures in future filings.
10. SUBSEQUENT EVENTS:
The Company has evaluated events that occurred subsequent to March 31, 2019 for recognition and disclosure in the financial statements and notes to the financial statements.
From April 1, 2019 through May 8, 2019, the Company has issued 2,734 shares of the Company’s common shares to an employee for services valued at approximately $2,000 and has issued 20,000 shares to a consultant for services valued at approximately $15,000.
From April 1, 2019 through May 8, 2019, the Company has sold 75,000 Units of its securities at $0.50 per Unit for aggregate consideration of $37,500.  Each Unit consists of one share of common stock and a callable warrant to purchase ½ share of the Company’s common shares at $0.75 per share until December 31, 2020.

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
During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2019.  Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See “Impairment loss on property and equipment” below.

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

The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)   Senate Bill 575 (introduced in April, 2019 as successor to prior SB 799 which  was passed by a 47-2 vote in the PA Senate during January 2018 but was not voted on in the House)) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation (which has bi-partisan support), if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there was opposition to SB 799 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 575 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

The Company currently anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial full-scale 3G Project. Bion anticipates that it will finalize site selection for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during the current fiscal year. Bion hopes to commence development of its initial Project by optioning land and beginning the site-specific design and permitting process during calendar year 2019, but further delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2020-22 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2023) of approximately 10 or more Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.
The Company’s audited financial statements for the years ended June 30, 2018 and 2017 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,018,000 and $2,463,000 during the years ended June 30, 2018 and 2017, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2018 includes a “going concern” explanatory paragraph which means that the accounting firm has reported substantial doubt about the Company’s ability to continue as a going concern.  The Company has incurred net losses of approximately $1,951,000 and $2,771,000 for the nine months ended March 31, 2019 and 2018, respectively.  At March 31, 2019, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,623,000 and $14,290,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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
THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018
Revenue
Total revenues were nil for both the three months ended March 31, 2019 and 2018, respectively.
General and Administrative
Total general and administrative expenses were $305,000 and $957,000 for the three months ended March 31, 2019 and 2018, respectively.
General and administrative expenses, excluding stock-based compensation charges of $5,000 and $691,000, were $300,000 and $266,000 for the three months ended March 31, 2019 and 2018, respectively, representing a $34,000 increase.  Salaries and related payroll tax expenses decreased slightly from $72,000 for the three months ended March 31, 2018 to $62,000 for the three months ended March 31, 2019 due to one less employee during the three months ended March 31, 2019.  Consulting costs were $115,000 and $103,000 for the three months ended March 31, 2019 and 2018, respectively, representing a $12,000 increase.  Consulting costs were higher during the three months ended March 31, 2019 due to payments for governmental affairs consulting related to Chesapeake Bay legislation. Investor relations expenses were $44,000 and $7,000 for the three months ended March 31, 2019 and 2019, respectively.  The increase in investor relations is due to a new contract with a company providing investor relations for emerging growth companies during the three months ended March 31, 2019.

General and administrative stock-based employee compensation for the three months ended March 31, 2019 and 2018 consists of the following:
	Three months ended March 31, 2019	Three months ended March 31, 2018
General and administrative:
Fair value of stock/warrant bonus expensed	$-	$2,000
Change in fair value from modification of warrant terms	-	7,000
Fair value of stock options expensed under ASC 718	5,000	682,000
Total	$5,000	$691,000

Stock-based compensation charges were $5,000 and $691,000 for the three months ended March 31, 2019 and 2018, respectively.  Compensation expense relating to stock/warrant bonuses expensed for the three months ended March 31, 2019 and 2018 of nil and $2,000, respectively, primarily related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development) which were cancelled in fiscal year 2018.  During the three months ended March 31, 2018, the Company extended expiration dates of warrants for an employee which resulted in the recognition of $7,000 in non-cash compensation, while no warrants were modified during the three months ended March 31, 2019 other to investors which were recorded as interest expense.  The fair value of stock options expensed for the three months ended March 31, 2019 and 2018 was $5,000 and $682,000 respectively.  The Company granted 25,000 and 2,352,500 fully vested options during the three months ended March 31, 2019 and 2018, respectively.
Depreciation
Total depreciation expense was $271 and $436 for the three months ended March 31, 2019 and 2018, respectively.
Research and Development
Total research and development expenses were $104,000 and $680,000 for the three months ended March 31, 2019 and 2018, respectively.
Research and development expenses, excluding stock-based compensation expenses of nil and $587,000 were $104,000 and $93,000 for the three months ended March 31, 2019 and 2018, respectively, representing a $11,000 increase.  Salaries and related payroll tax expenses were $20,000 and $16,000 for the three months ended March 31, 2019 and 2018, respectively.  Consulting costs were $16,000 and $3,000 for the three months ended March 31, 2019 and 2018, respectively, and the increase is attributable to cost incurred to determine how to proceed with a future pilot program.

Research and development stock-based employee compensation for the three months ended March 31, 2019 and 2018 consists of the following:

	Three months ended March 31, 2019	Three months ended March 31, 2018
Research and development:
Fair value of stock bonuses expensed under ASC 718	$-	$587,000
Total	$-	$587,000

Stock-based compensation expenses were nil and $587,000 for the three months ended March 31, 2019 and 2018, respectively.    During the three months ended March 31, 2018, the Company granted 2,352,500 options that were fully vested, a portion of which was allocated to research and development employees and consultants.  During the three months ended March 31, 2019, no options were granted to research and development employees.
Loss from Operations
As a result of the factors described above, the loss from operations was $409,000 and $1,638,000 for the three months ended March 31, 2019 and 2018, respectively.
Other Expense
Other expense was $100,000 and $93,000 for the three months ended March 31, 2019 and 2018, respectively.   Interest expense was $100,000 and $85,000 for the three months ended March 31, 2019 and 2018, respectively.    The increase of $15,000 is primarily due to higher interest on the Pennvest loan and deferred compensation balances for the three months ended March 31, 2019.  The Company recorded a conversion inducement expense of $8,000 during the three months ended March 31, 2018 due to a limited time offer to reduce the exercise price of certain warrants.

Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $505 and $1,472 for the three months ended March 31, 2019 and 2018, respectively.
Net Loss Attributable to Bion’s Common Stockholders
As a result of the factors described above, the net loss attributable to Bion’s common stockholders was $509,000 and $1,729,000 for the three months ended March 31, 2019 and 2018, respectively, and the net loss per basic common share was $0.01 and $0.07 for the three months ended March 31, 2019 and 2018, respectively.
NINE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2018
Revenue
Total revenues were nil for both the nine months ended March 31, 2019 and 2018, respectively.
General and Administrative
Total general and administrative expenses were $1,273,000 and $2,078,000 for the nine months ended March 31, 2019 and 2018, respectively.
General and administrative expenses, excluding stock-based compensation charges of $426,000 and $1,199,000, were $847,000 and $879,000 for the nine months ended March 31, 2019 and 2018, respectively, representing a $32,000 decrease.  Salaries and related payroll tax expenses were $193,000 and $218,000 for the nine months ended March 31, 2019 and 2018, respectively, representing a $25,000 decrease due to one less employee during the nine months ended March 31, 2019.  Consulting costs were $318,000 and $364,000 for the nine months ended March 31, 2019 and 2018, respectively.  The reduction in consulting costs is due to costs related to one consultant being allocated to research and development that was previously general and administrative and other reduced utilization of consultants during the nine months ended March 31, 2019.  Insurance related expenses were $64,000 and $50,000 for the nine months ended March 31, 2019 and 2018, respectively, as the Company economized by changing some of its insurance coverage during the nine months ended March 31, 2018 but then increased coverage again during the nine months ended March 31, 2019.
General and administrative stock-based employee compensation for the nine months ended March 31, 2019 and 2018 consists of the following:

	Nine months ended March 31, 2019	Nine months ended March 31, 2018
General and administrative:
Fair value of stock bonus expensed	$-	$9,000
Change in fair value from modification of option terms	211,000	244,000
Change in fair value from modification of warrant terms	118,000	164,000
Fair value of stock options expensed under ASC 718	97,000	782,000
Total	$426,000	$1,199,000

Stock-based compensation charges were $426,000 and $1,199,000 for the nine months ended March 31, 2019 and 2018, respectively.  Compensation expense relating to stock bonuses expensed for the nine months ended March 31, 2018 of $9,000, related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development).  Compensation expense relating to the change in fair value from the modification of option terms was $211,000 and $244,000 for the nine months ended March 31, 2019 and 2018, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee during the nine months ended March 31, 2019 and the Company extended certain option expiration dates for seven employees and consultants during the nine months ended March 31, 2018.  During the nine months ended March 31, 2019 and 2018, respectively, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $118,000 and $164,000, respectively, in non-cash compensation.  The fair value of stock options expensed for the nine months ended March 31, 2019 and 2018 was $97,000 and $782,000 respectively.   The Company granted 350,000 and 2,647,500 fully vested options during the nine months ended March 31, 2019 and 2018, respectively.

Depreciation
Total depreciation expense was $966 and $1,308 for the nine months ended March 31, 2019 and 2018, respectively.
Research and Development
Total research and development expenses were $387,000 and $1,126,000 for the nine months ended March 31, 2019 and 2018, respectively.
Research and development expenses, excluding stock-based compensation expenses of $82,000 and $841,000 were $305,000 and $285,000 for the nine months ended March 31, 2019 and 2018, respectively, representing a $20,000 increase.  Salaries and related payroll tax expenses were $60,000 and $52,000 for the nine months ended March 31, 2019 and 2018, respectively.  Consulting costs were $177,000 and $154,000 for the nine months ended March 31, 2019 and 2018, respectively.

Research and development stock-based employee compensation for the nine months ended March 31, 2019 and 2018 consists of the following:

	Nine Months ended March 31, 2019	Nine Months ended March 31, 2018
Research and development:
Fair value of stock bonuses expensed	$-	$15,000
Change in fair value from modification of option terms	11,000	106,000
Change in fair value from modification of warrant terms	45,000	133,000
Fair value of stock options expensed under ASC 718	26,000	587,000
Total	$82,000	$841,000

Stock-based compensation expenses were $82,000 and $841,000 for the nine months ended March 31, 2019 and 2018, respectively.    Compensation expense relating to stock bonuses expensed for the nine months ended March 31, 2018 of $15,000 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020.  The compensation expense of $11,000 and $106,000 for the nine months ended March 31, 2019 and 2018, respectively, for the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during those periods.    During both the nine months ended March 31, 2019 and 2018, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $45,000 and $133,000, respectively, in non-cash compensation.  The Company expensed $26,000 and $587,000 for the fair value of stock options that vested during the nine months ended March 31, 2019 and 2018, respectively.  The Company granted 350,000 and 2,647,500 options during the nine months ended March 31, 2019 and 2018, respectively, that were fully vested within that time period and a portion of the stock compensation was allocated to research and development.
Loss from Operations
As a result of the factors described above, the loss from operations was $1,661,000 and $3,205,000 for the nine months ended March 31, 2019 and 2018, respectively.
Other Expense (Income)
Other expense (income) was $290,000 and  $(434,000) for the nine months ended March 31, 2019 and 2018, respectively.  During the nine months ended March 31, 2018, the Company recognized other income of $719,000 due to the extinguishment of liabilities related to deferred compensation of non-related parties.  Interest expense was $290,000 and $277,000 for the nine months ended March 31, 2019 and 2018, respectively.  Interest expense related to the Pennvest loan increased by $25,000 during the nine months ended March 31, 2019 but it was partially offset by lower interest on deferred compensation due to lower average balances owed during the nine months ended March 31, 2019.
Net Loss Attributable to the Noncontrolling Interest
The net loss attributable to the noncontrolling interest was $4,000 and $2,000 for the nine months ended March 31, 2019 and 2018, respectively.

Net Loss Attributable to Bion’s Common Stockholders
As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,947,000 and $2,769,000 for the nine months ended March 31, 2019 and 2018, respectively, and the net loss per basic common share was $0.07 and $0.11 for the nine months ended March 31, 2019 and 2018, respectively.
LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2018 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2019, the Company had cash of approximately $149,000. During the nine months ended March 31, 2019, net cash used in operating activities was $609,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance and legal and accounting expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the nine months ended March 31, 2019, the Company had investing activities of $2,000 for the purchase of property and equipment.

Financing Activities

During the nine months ended March 31, 2019, the Company received cash proceeds of $792,000 from the sale of 1,584,733 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share through dates ranging from June 30, 2019 to December 2020.  The Company paid cash commissions related to the sale of units of $53,000.

As of March 31, 2019 the Company has debt obligations consisting of: a) deferred compensation of $844,000, b) convertible notes payable – affiliates of $3,619,000, and, c) a loan payable and accrued interest of $9,228,000 (owed by PA1).

Plan of Operations and Outlook

As of March 31, 2019, the Company had cash of approximately $149,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past five years (fiscal years 2014 through 2018), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the nine months ended March 31, 2019). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2017 and 2018 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of March 31, 2019. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000.  As of March 31, 2019, such deferrals totaled approximately $4,463,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the nine months ended March 31, 2019 the Company raised gross proceeds of approximately $792,000 through the sale of its securities (Note 7 to the annual Financial Statements in the Form 10-Q) and paid commissions of approximately $53,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2019.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered  full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011.  The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011 the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'.  As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth,  which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system.  PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2019.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero.  This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments. See "Impairment loss on property and equipment" above.

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

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that our wholly-owned subsidiary Bion PA-1 LLC (‘PA-1’) pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. The Company anticipates that it is possible that discussions and negotiations will take place between PA-1 and Pennvest concerning this matter over the next 90-180 days if legislation is passed in Pennsylvania.  No proposals are currently under consideration to resolve this matter.  It is not possible at this date to predict the outcome of such negotiations, but the Company believes that it remains possible that negotiations will lead to a commercially reasonable loan modification agreement  be reached between PA-1 and Pennvest. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA-1 and Bion anticipate that it will be necessary for the Company to evaluate various options with regard to Kreider 1 over the coming months.  Litigation has not commenced in this matter but has been threatened by Pennvest.
The Company currently is not involved in any other material litigation.
Item 1A.  Risk Factors.
Not applicable.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2019 the Company sold the following restricted securities: a) 4,324 shares issued pursuant to our 2006 Consolidated Incentive Plan (‘Plan’), valued at $2,952 in aggregate, to an employee for services, and b) 40,000 shares issued to entities for services, valued at $28,400.  During the quarter ended March 31, 2019, the Company sold 630,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 until December 31, 2020 and received gross proceeds of $315,000 and net proceeds of $306,000.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.
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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 8, 2019	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 8, 2019	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer