Form 10-K
period 2019-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2019-09-24
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES   ☑ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES   ☑ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). ☑ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes   ☑ No

The aggregate market value of the approximately 14,900,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2018 approximated $10.5 million. As of August 21, 2019, the Registrant had 28,115,688 shares of common stock issued and 27,411,379 shares of common stock outstanding.

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

•

changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues;

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

•

the extent of the Company's success in the development and operation of Projects  and retrofit/remediation of existing livestock facilities(“Retrofits”);

•

the ability of the Company to keep its existing personnel and their accumulated expertise including the risk of illness or death of one or more key personnel;

•

engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment;

•

operating variances from expectations;

•

the substantial capital expenditures required for construction of the Company's proposed Projects and  Retrofits (including Integrated Projects) and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;

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

•

the strength and financial resources of the Company's competitors; and

•

general economic and capital market conditions.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1. BUSINESS.

GENERAL

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides comprehensive environmental solutions to a significant source of pollution in U.S. agriculture: large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or ”CAFOs"). Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (nitrogen and phosphorus) and clean water.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts at the same time it is struggling with declining revenues and margins. We believe that Bion’s technology platform, coupled with common-sense policy changes to our clean water strategy that are already underway, provides a pathway to true economic and environmental sustainability with ‘win-win’ benefits to the industry, the environment, and the consumer. Bion’s business model can open up the opportunity for joint ventures (in various contractual forms) (‘JVs’) between the Company and large livestock/food/fertilizer industry participants, based upon the cash flow generated by our 3G Tech (defined and discussed below) supporting the costs of technology implementation (including related debt), which will result in long term value including the sustainable consumer branding opportunity created by our technology (discussed below). Long term, Bion anticipates that the branding opportunity may expand to represent the single largest contributor to the economic opportunity provided by Bion.

During July 2018, the Company received a Notice of Allowance for the first patent filed on our third-generation technology (“3G Tech”) and has continued its work to expand its patent coverage for our 3G Tech since that date. The 3G Tech platform has been designed to maximize the value of coproducts produced during the waste treatment/ recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs, as well as meet the requirements for renewable energy credits and the expected organic certification of the fertilizer co-products. Bion anticipates moving forward with the development process of its first commercial installations of its 3G technology during 2019 and 2020 calendar years.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will create a market in Pennsylvania (and subsequently other states) utilizing taxpayer funding for the purchase of verified pollution reductions from agriculture – ‘credits’ – by the state (or others) through a competitively-bid procurement program. The credits can then be used as a ‘qualified offset’ by an individual state to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority in June 2019 and we anticipate it will be voted on in the Pennsylvania House in the fall. Bion believes the bill has bi-partisan support and will be passed by the Pennsylvania legislature and signed into law by the Governor in the 2019 fall session.

The livestock industry is under tremendous pressure to adopt sustainable practices - from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers. Environmental cleanup is inevitable - policies are already changing. Bion’s 3G technology was developed for implementation on large scale livestock production facilities, where scale drives lower treatment costs and efficient production of co-products. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the source from which most of the industry’s environmental impacts are initiated. Bion intends to assist the forward-looking segment of the livestock industry in actually bringing animal protein production in line with twenty-first century consumer sustainability and environmental demands and priorities.

The Problem/Opportunity

In the U.S. (according to the USDA’s 2012 agricultural census) there are over 9M dairy cows, 90M beef cattle, 60M swine and 2 billion poultry – an indication of both the scope of the problem addressed by Bion, as well as the size of the opportunity. Environmental impacts from livestock production include surface and groundwater pollution, greenhouse gas emissions and other air pollution, excess water use and pathogens related to foodborne illnesses and antibiotic resistance. The greatest impacts come from the manure waste. Estimates of total annual U.S. livestock manure waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste. However, where human waste is generally treated, livestock waste – raw manure – is spread on our nation’s croplands for its fertilizer value. Runoff from livestock waste has been identified as one of the largest sources of excess nutrients in most major watersheds. Excess nutrients fuel algae blooms nationwide that are increasingly toxic; dead zones in the Great Lakes, Chesapeake Bay, and Gulf of Mexico; and nitrate-contaminated drinking water in a growing number of states including Pennsylvania, California, Wisconsin, Washington and other states. US EPA considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems.” Nutrient runoff is expected to worsen with rising temperatures and increasing rain storm intensity.

More than half of the nitrogen nutrient impacts from livestock come from ammonia emissions from the waste. Nitrogen in the form of ammonia is extremely reactive and mobile. When airborne ammonia/ nitrogen eventually comes back to the ground through atmospheric deposition - it ‘rains’ everywhere. Much of this nitrogen enters surface and groundwater. In the context of groundwater aquifers, it can contaminate drinking water sources. It is now well-established that most of the voluntary conservation practices (often referred to as “BMPs” or “Best Management Practices”) that have traditionally been implemented to attempt to mitigate nutrient runoff are considerably less effective than previously was believed to be the case (especially with regard to addressing mobile ammonia emissions because such BMPs are primarily focused on surface water runoff).

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

When implemented in appropriate situations, Bion's technology prevents the uncontrolled release to the environment of most of the nutrients from the CAFO waste stream, while recovering a substantial portion for value-added commercial utilization. Our technology platform largely eliminates ammonia emissions, as well as greenhouse gases, odors and other harmful air emissions. Additionally, the platform destroys virtually all pathogens in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance. Similar to point-source treatment, such as an industrial or municipal wastewater treatment plant, the performance of Bion’s technology platform can be precisely measured and quantified (in contrast to the modeled - and so far, disappointing - results from BMPs). Verification of data from our facilities by independent third parties can provide the basis for environmental credits, as well as sustainable branding claims.

Bion’s proven second generation technology (“2G Tech”) platform was developed to provide comprehensive onsite livestock waste treatment for wet (beef/dairy/swine) waste streams and has been proven at commercial scale at Kreider Dairy Farm (“Kreider 1”) in Pennsylvania (“PA”). In 2012, the Pennsylvania Department of Environmental Protection (“PADEP”) issued the Kreider 1 system a full water quality management permit and verified the nitrogen and phosphorus reductions achieved by our 2G Tech. These ‘verified nutrient credits’ can be used as qualified offsets to PA’s federally-mandated Chesapeake Bay nutrient reduction requirements. In 2014 the 2G Tech was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The Company anticipates that our 3G Tech will be similarly qualified and will produce results that exceed the results provided by our 2G Tech.

Bion is working with several stakeholders, including national representatives of the livestock industry and members of the PA Legislature, to establish a competitive bidding program in PA that will allow the Commonwealth of Pennsylvania to purchase low-cost nutrient reduction credits from private-sector providers such as Bion. Bion believes that other states which face similar livestock waste-related nutrient pollution issues will adopt a similar strategy in the future. When competitively-bid markets for nutrient reductions become fully-established, Bion anticipates a robust opportunity to use its 3G Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) to generate revenue from sales of verified nutrient reduction credits. If such nutrient markets are established and Bion is successful in certifying its fertilizer co-products from Projects for Organic use with resulting higher-value markets (Bion intends to file an application with the Organic Materials Research Institute (OMRI) during the next 120 days), we believe that revenue from nutrient reductions and organic co-products, together with renewable energy credit revenues and the potential value of environmental sustainable branding, will combine to create numerous profitable economically and environmentally sustainable opportunities for our Projects and related JVs.

Policy Change is Coming

The current clean water strategy being utilized in the U.S. is clearly failing, because it doesn’t adequately address waste from agriculture. About half of U.S. crops are now fertilized with raw, untreated manure and approximately 75% of the nutrients in that manure are not utilized by the plants and escape to contaminate the environment through various pathways. While livestock waste is one of the largest contributors to nutrient problems in our watersheds, livestock waste treatment can also be the source of the low-cost solution for such problems if the waste is treated at (or close to) the source of production. Manure control technologies at large scale facilities, where concentration and scale enable cost-effective cleanup, can potentially offer the lowest cost nutrient solutions available in most watersheds. More than 70 percent of U.S. livestock production takes place on large-scale facilities. There is no longer any real question regarding whether such facilities need to be cleaned up. The actual question for public policy concerns developing sources of new revenues to offset the implementation costs for the cleanup.

Despite trends toward concentration over the last several decades, the U.S. animal-protein industry remains a fragmented, low-margin commodity business. Cleaning it up will have to be orderly and contain a path to sustainability that does not cause U.S. food costs to spike or bankrupt the industry. Global export is a significant part of the U.S. livestock production industry and an abrupt increase in federal regulation absent offsetting revenues would likely create costs that could not be absorbed by the industry in a manner that would allow it to remain competitive in international markets. Selective state regulation would have a similar chilling effect within the U.S., since regulated producers in one state would be unable to compete with unregulated producers in adjoining states. Subsidies and/or new revenue sources are required.

Bion believes that reallocating some part of the approximately $110 billion in U.S. taxpayer-funded clean water spending to lower-cost alternative solutions in agriculture (including competitively-bid nutrient reduction procurement) is inevitable. It will provide the taxpayer with accelerated and substantially lower-cost verified air and water quality solutions compared to current strategy. In addition, if Bion’s technology is implemented in appropriate situations, it will provide the livestock industry with the recurring revenues that are needed to offset the costs of technology adoption without major disruption to the industry. To date, a wide range of entrenched interests have opposed and fought policy change that might reallocate spending to more cost-effective alternatives; but this common-sense approach is being accepted by a widening group of stakeholders.

A bipartisan 2013 Pennsylvania legislative study projected that creating a competitive bidding program to procure nitrogen reductions to meet federal Chesapeake Bay mandates, regardless of source, could reduce the state’s tax- and ratepayer-funded compliance costs by up to 80 percent (approximately $1.5B annually). The legislative study was updated in 2018 to reflect new policies. The updated report projects savings of up to 90 percent. As discussed in the original study, much of the savings were due to low-cost high-impact manure control projects (Bion’s technology figured prominently in the report). Senate Bill 575, which is supported by legislative leadership, US EPA, national livestock interests and other key stakeholders, will establish a competitive procurement program that will unlock some of these opportunities in PA. In June 2019, the Pennsylvania Senate voted 33 to 17 in favor of Senate Bill 575. The bill is now pending in the House. Bion is optimistic that the bill will be adopted by the House and signed by the Governor in the current session this fall.

In a 2017 Letter of Expectation to PA’s Department of Environmental Protection, US EPA demonstrated its support of a procurement strategy to engage the private sector - as long as the credits are verified. It is noteworthy that US EPA and national livestock industry representatives agree on this strategy. Such a procurement strategy is also consistent with USDA and EPA support of ‘Private Partnerships’ and OMB’s guidance that supports acquiring verified results vs. financing projects with uncertain outcomes and taxpayer risks. We believe that strategies being developed in Pennsylvania and the Chesapeake Bay are likely to serve as a model for the 40 other states now seeking solutions to similar water quality problems. Today, most states face a similar issue---unfunded federal clean water mandates. Pennsylvania’s proposed competitive bidding program provides an opportunity to significantly reduce the cost to PA (and a model for other states to utilize in the future) in meeting such mandates.

Technology and Technology Platform

We have invested years of work and substantial capital on the development of our technology and technology platform since 1989.

Bion’s patented second generation technology (“2G Tech”) was proven at commercial scale and it was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. Bion’s 2G Tech Kreider dairy project (“Kreider 1” or “KF1”) received the first verified /measurable nutrient reduction credits from a non-point source livestock facility in the U.S. and its nutrient reductions were verified by the Pennsylvania Department of Environmental Protection (“DEP”). A key attribute of Bion’s 2G Tech (now supplanted by our 3G Tech) is that nutrient and other pollution reductions can be measured, providing a level of verification on par with a municipal wastewater treatment plant -- which creates the opportunity for their nutrient reductions to be used as “qualified offsets” to EPA-mandated requirements. While it was an engineering success, Kreider 1 has failed financially to date because the 2G Tech platform was almost wholly dependent for revenue from anticipated demand for credits based on nitrogen reductions (“Credits”) in Pennsylvania’s trading program that failed to materialize.

The 3G Tech was developed by Bion to avoid the dependence of our 2G Tech systems on the sale of Credits. The 3G Tech platform has been designed to maximize the revenues from the co-products that are produced from very large-scale production facilities while simultaneously remediating the CAFO’s waste stream. The first patent on the 3G Tech was filed in September 2015 for an ammonia recovery process that produces ammonium bicarbonate (a commercial fertilizer) without external chemical additives, thereby providing the basis for organic certification. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application. Since July 2017 Bion has filed for extensions of this patent application to provide broadened protections and to cover improvements to the process developed in the interim. The 3G Tech platform incorporates Bion’s patented and proprietary technology while utilizing existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications.

The 3G Tech platform supports a business model with four distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon credits, 2) premium fertilizer products, 3) nutrient credits, and 4) premium pricing from a USDA-certified ‘Environmentally Sustainable’ branding. Carbon and nutrient credit revenues will be generated by third-party verification of the waste treatment processes that produce renewable energy and fertilizer products - with relatively limited incremental cost to Bion. The same verified data will provide the backbone for the USDA-certified sustainable brand, again with limited incremental cost.

Renewable energy and related carbon credits:

Bion’s 3G Tech platform utilizes customized anaerobic digestion (“AD”) to recover methane from the waste stream. At sufficient scale, methane produced from AD can be cost-effectively conditioned, compressed and injected into a pipeline. The US Renewable Fuel Standard (“RFS”) program and state programs in California and elsewhere provide ongoing renewable energy credits for the production and use of renewable transportation fuels.

Fertilizer products:

The 3G Tech platform will produce multiple fertilizer products: i) concentrated ammonia bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form and iii) a soil amendment product that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification and intends to file initial applications to OMRI within 120 days.

Ammonium bicarbonate manufactured using chemical processes has a long history of use as a fertilizer. Bion’s ammonium bicarbonate crystal product will contain 12 to 14 percent nitrogen in a crystalline form that will be easily transported, water soluble and provide readily-available nitrogen. It will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream and will be in an industry-standard form that can be precision-applied to crops using existing equipment. Due to its high concentration of ammonia nitrogen in readily-available and water-soluble form, Bion believes that the product will have broad applications in the production of row crops; horticulture, greenhouse and hydroponic production; and potentially retail lawn and garden products.

Successful organic certification for this product will provide access to substantially higher value markets compared to synthetic nitrogen products. Based on preliminary market surveys to date, we believe that existing competing products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and pricing.

Nutrient credits:

Bion anticipates that passage of SB575 in Pennsylvania this fall will establish a competitively-bid market for nutrient reduction Credits in Pennsylvania, which will be functioning during 2020 and thereafter Bion’s Kreider Farms poultry project (“Kreider 2”) is projected to generate between 1.5-3M lbs of Chesapeake Bay (“CB” or “Bay”) verified nitrogen reduction credits (the range depends on the specific calculation methodology agreed to between the EPA and the Pennsylvania DEP). Bion anticipates the market value for these credits will be in the range of $8 to $12 per pound annually. The focus of the latest regulatory watershed improvement plan (“WIP”) has shifted the reduction mandates to individual counties. Lancaster County, PA is being asked to reduce 21% of the mandate (approximately 11M lbs of nitrogen) to the Bay. As a result, we believe that it is likely that the Kreider 2 project in Lancaster County will expand to include a regional processing opportunity in addition to the Kreider 2 base project. SB 799’s initial funding will allow Bion and others to demonstrate the technological effectiveness and cost savings of manure control technologies, which should open the door for increased funding and expanded opportunities in PA and elsewhere.

Sustainable Branding:

Consumers have demonstrated a willingness to pay a premium for their safe and sustainable food choices. Bion has received conditional approval from USDA Process Verified Program (“PVP”) related to its Kreider 1 project (utilizing 2G Tech). It is our intention to amend and resubmit its application for the 3G Tech Platform during the current fiscal year and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream based on our 3G Tech. The USDA’s PVP is the gold standard of food certifications. PVP certification will back the claims for a meaningful and recognizable sustainable brand that the Company believes will enable Bion customers/joint venturers to command premium pricing for their livestock products.

Food safety and sustainability are issues of growing importance in the U.S. and worldwide. Bion’s branding initiative reflects trends already underway in the livestock industry. Driven by growing consumer demand, large food retailers such as Walmart and Costco, and restaurant chains including Chipotle and McDonalds, are increasingly demanding greater responsibility and improved sustainability in food production practices from their suppliers. The Global Roundtable for Sustainable Beef (“Roundtable”) was created to advance a sustainable global beef value chain that is “environmentally sound, socially responsible and economically viable”. The Roundtable represents members from across the supply chain, including U.S., Canadian and Australian cattlemen’s associations, Cargill, JBS, Elanco, McDonalds and A&W.

More recently, large institutional investors have begun to pressure the livestock industry. Ceres and several other large activist institutional investors have already expressed concerns about carbon footprint, water quality, antibiotic usage and animal welfare in letters to management of their investment holdings in the food production industry. The Collier Farm Animal Investment Risk & Return (“FAIRR”) Initiative was recently launched to highlight the environmental, social, and governance (“ESG”) risks associated with large-scale livestock production.

The food industry cannot successfully address sustainability for meat and dairy products without dealing with the production side of the supply chain, where most of the environmental and public health impacts occur. In addition to mitigating direct environmental impacts, Bion’s technologies have been developed to allow greater control over inputs, improved traceability and accountability, and the cleanest, most efficient production practices possible. We believe it will be possible to communicate these verified improvements to the consumer at the point-of-sale with a bar-coded brand certified by the USDA PVP.

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

Kreider Farms – Initial 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with the first commercial scale 3G Tech project at Kreider Farms. Having recently received a Notice of Allowance of the initial 3G Tech patent, Bion is focused on multiple key tasks (including the following items) during the remainder of 2019 that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project in early 2020:

1.

Support for adoption of PA SB 575: This will create a competitively-bid market for nutrient reductions/Credits that we believe will provide support for project financing for Kreider 2 prior to development of markets for the coproducts from Kreider 2 are established.

2.

Installation of a small-scale 3G Tech ammonia recovery system to produce ammonium bicarbonate to be used for grower trials to develop coproduct markets and for OMRI review.

3.

Completion of OMRI filings for all of Bion’s fertilizer products.

The 3G Tech Kreider 2 project is planned for two (or more) locations. It is intended to treat the waste from Kreider Farms’ 1,600 dairy cows and approximately six million egg layer chickens (with capacity for an additional three million layers). The Project will be designed for a capacity of 450 tons per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Project is planned to be built in three phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on a fee basis.

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are optimistic that once PA SB575 has been passed, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Once adopted, PA will need to create the rules under which the bidding can be performed prior to any awards If the competitive procurement is implemented, we intend to arrange project financing for the initial portions of the Kreider 2 Project during the first half of 2020.

Integrated Projects:

We believe that Bion’s technology also creates the opportunity to enter joint ventures with livestock and other agriculture industry entities (‘JVs’) to develop Integrated Projects that profitably integrate large-scale CAFO's production with their feed producers, downstream food processing facilities, and in certain applications, biofuel/ethanol production. The Bion 3G technology platform will provide treatment of, as well as renewable energy and co-product recovery/production from, both the CAFO and food processing waste streams, on-site utilization of some or all of the renewable energy generated, and potentially, biofuel/ethanol production, in an environmentally and economically sustainable manner that reduces the aggregate capital expense and operating costs for the entire integrated complex while increasing production efficiencies and generating supplemental revenue streams.

In one such application, modeled in the context of our 2G Tech-based Integrated Projects, beef, dairy or swine production can be integrated with food processing and ethanol production, so that overall efficiencies would be increased by onsite use of energy and certain by-products, thereby maximizing their value. In addition to mitigating polluting releases to water and emissions to air, Bion’s platform will recover cellulosic biomass from portions of the CAFO waste stream from which renewable energy can be produced to be utilized by integrated ethanol plants, CAFO end-product processors (including cheese, ice cream and /or bottling plants in the case of dairy CAFOs and/or slaughter and/or further processing facilities in the context of beef CAFOs) and/or other users as a replacement for fossil fuel energy (and/or sold to unrelated purchasers). Also, an integrated ethanol plant's main by-product, called distillers grain, can be added to the feed of the animals in wet form, thereby potentially lowering the: i) capital expenditures, ii) operating, marketing and shipping costs, and iii) energy/fossil fuel usage of the ethanol production process. Thus, integrated ethanol plants can potentially act as a feed mill for the CAFO, thereby reducing the CAFO's feeding costs and both lowering costs and generating revenue to the ethanol plant(s), and also provide a market for the renewable energy from the cellulosic biomass that Bion's System (defined below) modules produce from the CAFO waste stream.

Utilization of our 3G Tech will vary the integration process in several ways, including the production and utilization of renewable natural gas and greater recovery of nutrients, with a corresponding increase in value for fertilizer/soil amendment products---which products the Company believes can qualify for organic certification with higher value realization as described above.

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

We anticipate that most Projects (including Integrated Projects) undertaken by the Company in which we retain ownership interests will be pursued through and owned by single project subsidiaries. Bion PA 1 LLC (“PA1”), through which the Kreider 1 System was developed at the Kreider dairy, and Bion PA 2 LLC (“PA2”), through which we are pursuing development of the Kreider JV and the Kreider 2 poultry waste Project, are the first two of what are likely to be many such entities.

Bion’s current long-term goal is to enter in to JVs to develop, or have in a development pipeline, 5 to 10 large Projects over the next 24 to 48 months.

Going Concern:

The Company's consolidated financial statements for the years ended June 30, 2019 and 2018 included herein have been prepared assuming the Company will continue as a going concern. The Company has not recorded significant revenue from operations for either of the years ended June 30, 2019 or June 30, 2018. The Company has incurred net losses of approximately of $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $10,876,000 and $14,724,000 as of June 30, 2019.The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2019 and June 30, 2018 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

Bion has invested over $100 million in its business since 1989, much of which has been expended development of its technologies and technology platform, policy change initiatives and other activities. Our 2G Tech (now supplanted by our 3G Tech) has been proven at commercial scale and has been reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The 2G Tech platform (as will our 3G Tech going forward) provided verified nutrient credits from wet livestock waste (dairy, beef, and swine) that can be used to offset US EPA-mandated TMDL requirements. The Company intends to implement its first 3G Tech systems during 2020.

Each Bion system (whether prior 2G Tech or current 3G Tech) is comprised of several process units combined in a ‘process train’, much like a municipal wastewater treatment plant. The platform utilizes a combination of mechanical, biological, and thermal processes and can be configured in a variety of ways, based on the needs and economics of the location, to provide the level of environmental treatment required, while separating and aggregating the various components of the waste stream for processing and recovery. A key attribute of the Bion platform is that the performance of the systems can be measured, quantified and verified through a proprietary data collection system, providing a level of oversight and verification similar to waste water treatment facilities. In addition to providing third-party verification of reductions for regulatory/credit purposes, the same data can also be used to support the claims of a USDA-certified sustainable branding.

Bion’s waste treatment solutions are scalable, proven in commercial operations (2G Tech) and the verified results have been accepted by EPA (for use as a “qualified offset”), USDA and other regulatory agencies. Bion’s core processes are protected by seven U.S. patents and six international patents, with additional applications pending in the US, EU, New Zealand, Mexico, Brazil, Argentina and Australia. We do not know of any other cost-effective technology that provides Bion system’s level of treatment of livestock waste: dairy, beef, poultry and swine. Note that while revenues from Bion’s 2G platform were 90 percent dependent on developing markets for nutrient reductions, our 3G Tech systems will generate revenues from multiple co-product streams to supplement revenues from nutrient reductions.

Bion’s 3G Tech platform has been developed over the past four years to maximize co-product recovery values from large scale facilities (or multiple modular facilities) while maintaining/improving the level of environmental remediation produced by our 2G systems. The 3G systems will recover nitrogen from the CAFO waste stream for production of nitrogen-rich fertilizer products that Bion believes will qualify for certification for use in growing organic crops. Further, the 3G Tech platform will recover methane that can be conditioned to pipeline quality and will qualify for various credits and subsidies as clean, renewable natural gas. These two revenue streams will supplement revenues from nutrient reduction credits and USDA-certified (PVP) sustainable branding.

Building upon our 2G Tech and Bion's over 20 years of experience providing waste treatment services to the livestock industry, commencing with our first generation technology applications, the Company is pursuing the Retrofit opportunity related to environmental remediation of existing CAFOs. Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. Bion's 3G Tech platforms creates potentially profitable business opportunities to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many), and potentially to smaller facilities through aggregation of waste streams. Candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources.

The Kreider 1 dairy system in Pennsylvania in the Chesapeake Bay watershed represents the Company's first Retrofit in this market segment. This Retrofit installation was designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). While this project has not been (and most likely will not be) a commercial success on a stand-alone basis (due to PA’s failure to implement a viable long-term credit trading market), it has demonstrated that Bion’s manure treatment technology can generate low-cost verified credits, providing the basis of a 2013 PA Legislative Budget and Finance Committee report (updated in 2018) that supports the use of manure technologies to provide low-cost alternatives to meet Bay mandates.

It is likely that the Kreider 2 poultry waste treatment Project, which is in its early development and pre-permitting phase, will be our first large scale Project. The Kreider 2 Project will utilize our 3G Tech to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other nearby poultry operations and/or other waste streams) (and the dairy waste stream previously treated in the Kreider 1 system) to generate renewable energy, marketable nutrient reduction credits and co-products (including nitrogen in organic and/or non-organic forms). It is targeted to treat the waste stream from approximately 9 million birds, in modules, when fully developed. Estimated capital costs (‘capex’) are currently in the $60 million range (with the caveat that no site has yet been chosen, technology development is not complete and the final design work has not yet begun) and has the potential to generate gross revenues of up to $50 million annually from the multiple revenue streams based on current projected yields and prices, none of which are assured. Note that tech and system design work is continuing and the Company anticipates reduce reductions of both capex and operating costs.

To complete and operate these projects, substantial capital (equity and/or debt) has been and will continue to be expended. Additional funds will be needed to be expended for upgrade and continuing maintenance operations of the Kreider 1 system until sufficient revenues can be generated and the Pennvest Loan (see below) situation can be resolved, of which there is no assurance. The Kreider 1 system was developed to earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits. Upon successful construction and operation, the Company anticipates that the Kreider 2 Project will earn revenue from the sale of nutrient reduction (and/or other) environmental credits generated by its 3G Tech system, and through sales of renewable energy and co-products (fertilizer nutrients and soil amendment products in organic and/or non-organic forms and/or renewable energy and environmental credits) recovered.

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

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial 3G Tech Project. Bion intends that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during the current fiscal year. Bion hopes to commence development of its initial Project by optioning land and beginning the permitting process during calendar year 2020, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2020-22 to create a pipeline of Projects. Bion’s current long-term goal is to acquire or develop, or have in a development pipeline, 5 to 10 large Projects over the next 24 to 48 months. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

•

Successful development and completion of the first 3G Tech Project(s) to demonstrate the commercial economics of its technology platform;

•

Successful development of the first Integrated Project to demonstrate the operation of a fully-integrated, environmentally-compliant Integrated Project at a profitable level;

•

Establishment of a substantial and liquid market for nutrient reductions generated from the Company’s present and future facilities;

•

Establishment of marketing relationships needed for realization of full value from the saleable co-products including organic nitrogen fertilizer products;

•

Successful completion of organic certifications and USDA-certified sustainable brand ;

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

Bion’s 3G Tech platform will provide comprehensive onsite waste treatment and substantially greater value co-product recovery capabilities at very large-scale production facilities (‘Projects’). The 3G Tech platform will recover renewable energy and nitrogen (that can be processed into a high-value natural and/or organic nitrogen fertilizer product), while simultaneously offering cost-effective solutions to several pressing environmental and public health issues.

Bion’s 3G Tech Project business model, which is applicable to large scale installations (such as the Kreider poultry operations in PA) or, potentially, ‘central waste processing facilities’ that serve multiple geographically-close CAFO facilities, is based on revenue from the sale of 1) financial products generated in the course of Bion’s 3G Tech waste treatment including: a) nutrient reduction credits, b) renewable energy-related credits and c) other environmental credits; 2) co-products, including a) ammonium bicarbonate fertilizer (liquid and solid crystal), b) other fertilizer/soil amendment products, and 3) renewable natural gas (“RNG”); and 4) revenues from premium pricing due to sustainable branding. Based on pilot study results over the last 24 months related to the 3G Tech platform (and assuming such pilot results are achievable at commercial scale), Bion’s management currently estimates that in a commercial-scale Bion 3G Tech Project (such as the proposed Kreider 2 poultry waste treatment facilities or a large scale beef project of equivalent size) that there will be three large and roughly equivalent-sized revenue streams (based on currently projected pricing and yields (of products and/or verified credits), which may vary in the future, each category would contribute between 25%-45% of the gross revenues) and a fourth revenue stream thereafter:

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

Assuming that Bion can accomplish the tasks above, we believe that in some fully built-out Projects, any two of the above revenue categories may be sufficient to support debt service and operating costs , based upon current estimated CAPEX and OPEX costs, and achieve profitability when three revenue streams, plus licensing fees from branding, can be realized by a particular Project. Additional revenue streams will potentially be available in Integrated Projects.

There are many risks associated with these projections, but Bion’s management is cautiously optimistic that the challenges will be met as the initial Projects are developed.

The Company is involved in ongoing technology development work with regard to:

1)

Ammonium Nitrogen Recovery (plus residual soil amendment production)

As part of our 3G Tech work, Bion filed patent applications in September 2015 and July 2017, for our processes that recover a natural nitrogen fertilizer product without the use of chemical additives or processes. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application. Organic co-products consist of concentrated ammonia liquid, ammonium bicarbonate crystal solids and residual solids from the evaporation/distillation process utilized to process the discharge from a customized front-end anaerobic digester. Bion is preparing a filing with the Organic Materials Review Institute (OMRI) (and potentially other certification bodies) for certification of these coproducts for use in growing of organic food. The solid fertilizer product is intended to contain 12 to 15 percent nitrogen in a solid crystalline form that is water soluble and provides readily-available nitrogen. It will contain none of the phosphorus, salt, iron and other mineral constituents found in many organic fertilizers and also in the livestock waste stream (which may be separately recovered). Instead, the nitrogen recovered from Bion’s process will be in an industry-standard yet pure form that can be precision-applied to crops using existing practices and is intended to be suited to greenhouse, hydroponic and indoor vertical farming applications. Successful OMRI (and/or other) approval, if achieved, for the product’s use in organic crop production will provide Bion with access to a higher value market for the product than the synthetic nitrogen markets. The ability to generate concentrated ammonium bicarbonate in large scale and at low cost will potentially open significant opportunities in existing and future unique markets such as corn-fed organic beef, vertical farming and potentially organic cannabis. Both the ammonium bicarbonate and the residual solids will require OMRI (or other institutional) review and approval for their use as certified fertilizer products in organic farming operations.

2)

Renewable Energy/Credits

Bion’s 3G Tech platform incorporates anaerobic digestion (AD) (following pre-treatment) to recover methane from the volatile solids in the CAFO waste stream. At sufficient scale, methane can be cost-effectively conditioned and injected into existing pipelines, resulting in a renewable compressed natural gas. Federal programs to support renewable energy production include a 30 percent Biogas Investment Tax Credit (ITC) for qualifying biogas technologies and the Renewable Fuel Standard program that provides ongoing renewable energy credits for the production and use of renewable transportation fuels. Livestock waste is one of the largest contributors of methane and nitrous oxide emissions, two of the most potent greenhouse gases. Under California’s carbon cap-and-trade program, eligible credits are currently being purchased from dairy farms located anywhere in the U.S. that utilize AD. Bion will file an application to include poultry layer manure, such as will be processed at Bion’s Kreider 2 poultry waste treatment facility, as an eligible feedstock.

3)

Sustainable Branding

During December 2015, Bion submitted its branding application to the USDA Agricultural Marketing Services’ Process Verified Program (PVP) to certify a number of verifiable environmental and public health benefits associated with the application of Bion’s technology to livestock production facilities utilizing our 2G Tech. The initial application included reductions in both nitrogen and carbon footprint, as well as pathogens. Licensing Bion’s brand, if approval is received, will allow producers that utilize Bion’s technology to differentiate themselves to consumers who are becoming increasingly more sustainability- and safety-conscious in their food choices. Bion’s application has received initial stage approvals by USDA, pending site-specific audits. We intend to amend our applications to include the utilization of our 3G Tech.

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

Bion’s long-term objective is to focus the use of its 3G technology, branding and organic co-product revenues to develop large-scale livestock production Projects that consolidate, either by direct ownership or joint venture, the revenues from livestock production and Bion’s platform-related revenue sources. Note that appropriate housing for beef cattle (replacing open feedlots) will represent a significant percentage of the cost in the case of Projects involving beef production and will be required to collect the waste in an efficient manner in order to generate renewable energy and nutrient credits. However, the Company believes the such housing will significantly increase livestock production net income (due to efficiencies in rate of weight gain, improved mortality rates and other documented factors) and that premium pricing of even 5-7% at the wholesale level resulting from a USDA-certified ‘environmentally sustainable’ brand will have a dramatic positive impact on the overall economics of production. Further, we project that the potential revenue streams associated with organic coproducts and sustainable branding will provide key long-term value opportunities that will drive such Projects.

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

Pursuant to the KF agreements, Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment, while generating marketable nutrient credits and renewable energy, was designed, constructed and entered full-scale operation during 2011. On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1”). After substantial unanticipated delays, on August 12, 2010, PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011, the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012, on which date the Company deemed that the Kreider System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale, while continuing to utilize the Kreider 1 system to test technology improvements and add-ons. However, to date, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equaled PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of the Kreider 1 System) may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of the Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s pending reapplication (or subsequent amended application) during 2017 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application once these matters are clear. Design and engineering work for this facility, which will probably be the first to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status during the 2020 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during 2018 subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in PA.

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

In 2013, a report was issued by PennState University (https://www.usda.gov/oce/environmental_markets/files/EconomicTradingCBay.pdf) which the PADEP Secretary in 2016 described as the most reliable estimate of the amount of financial resources required to fully implement non-point source best management practices (BMPs) called for in Pennsylvania’s Watershed Implementation Plan (WIP). This report provided two estimates. The first estimate showed a need for $3.6 billion in capital costs to fully implement all non-point source BMPs in the WIP, in incremental levels between 2011 and 2025. The second estimate annualized costs through 2025 and included operation and maintenance (O&M) costs, resulting in a figure of $378.3 million per year. Overall, this 2013 PSU study projected the state would need $378 million per year for 15 years, including O&M totaling $5.6 billion to place in service a sufficient number of designated BMPs to achieve reductions of 24 million pounds of nitrogen annually. The 2013 PSU study was completed prior to guidance issued by US EPA Region 3 in 2014 which was adopted by the PADEP as a requirement for a one-for-three ‘uncertainty factor’ be applied to BMPs in PA, since their actual performance is now known to be substantially less than previously modelled. Accounting for the uncertainty factor, PA’s BMP cost estimate per the PSU study would need to be increased to $16.8 billion (three times the $5.6 billion conclusion of the PSU study).

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

Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. Most (if not all) of the publicly proposed new (or upgraded) municipal waste water and storm water treatment facilities in the Chesapeake Bay watershed in PA, Maryland, Virginia and Washington, DC have projected costs (capital and operating) far in excess of the costs involved in reducing nutrients using Bion’s technology to treat CAFO wastes at the source. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies, makes it reasonable to believe that Bion's potential profitability from projects in the Chesapeake Bay watershed should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 65 million (or more) pounds annually (including airborne ammonia) over the next decade, with verified nutrient reductions potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes that some significant portion of the nutrient reductions related to this clean-up mandate will be made by Bion Systems (which portion cannot be reasonably estimated at this time).

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

RECENT FINANCINGS

Sales of Common Stock during 2019 and 2018 Fiscal Years

During the year ended June 30, 2019, the Company sold 1,793,606 shares of its unregistered common stock (not including the issuance of 18,162 shares to an employee pursuant to its 2006 Consolidated Incentive Plan, 116,000 shares issued to entities for services and 200,000 shares issued upon conversion of debt). During the year ended June 30, 2019, the Company sold 1,793,606 unregistered shares at $0.50 per share and received gross proceeds of $896,801 and net proceeds of $832,921 including units consisting of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $0.75 per share with expiry dates ranging from June 30, 2019 through December 31, 2020. The Company also issued 1,028 shares of common stock as commissions.

During the year ended June 30, 2018, the Company sold 567,331 shares of its unregistered common stock (not including issuance of 24,456 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 33,334 shares issued to entities for services and 427,436 shares issued upon conversion of debt). During the year ended June 30, 2018, the Company sold 267,331 unregistered shares at $0.75 share and received gross proceeds of $200,496 and net proceeds of $185,621 including 267,331 units consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 until June 30, 2018. During the year ended June 30, 2018, the Company also sold 300,000 units at $0.50 per share, and received gross proceeds of $150,000 with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 per share until September 30, 2018. Holders exercised 135,681 warrants at a reduced price of $0.50 and the Company sold 135,681 restricted shares for gross proceeds of $67,841 and the Company issued 3,441 shares of common stock as commission.

COMPETITION

There are a significant number of competitors in the waste treatment industry who are working on animal related pollution issues. Probably the most efficient way to assess competition in this industry is to review the Newtrient Technology Catalog, a service provided by Newtrient which is an organization created by the dairy industry to help farmers, technology providers, manure-based product developers and other stakeholders assess manure related challenges and opportunities. Many of the technologies reviewed by and organized by Newtrient in their catalog, such as Bion, address manure streams in addition to dairy. The potential competition has increased with the growing governmental and public concern focused on pollution due to CAFO wastes. Waste treatment lagoons which depend on anaerobic microorganisms ("anaerobic lagoons") are the most common traditional treatment process for animal waste on large farms within the swine and dairy industries. Additionally, many beef feedlots, poultry facilities and dairy farms simply scrape and accumulate manure for later field application. Both lagoon and scrape/pile manure storage approaches are coming under increasing regulatory pressure due to associated odor, nutrient management and water quality issues and are facing possible phase-out in some states. Although we believe that Bion’s comprehensive solution is the most economically and technologically viable solution for the current problems, other alternative (though partial) solutions do exist, including, for example, synthetic lagoon covers (which are placed on the top of the water in the lagoon to trap the gases), methane digesters (a tank which uses anaerobic microorganisms to break down the waste to produce methane), multistage anaerobic lagoons and solids separators (processes which separate large solids from fine solids), as well as various thermal waste-to-energy technologies. Additionally, many efforts are underway to develop and test new technologies.

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

(6)

8,039,242 – 10/18/11: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 11/10/20)

(7)

8,287,734 – 10/16/12: Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)

(8)

10,106,447 - (09/14/15 application date): Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Exp. 9/14/2035)

Australia Issued:

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

United States Currently Pending:

(1) 15/638,193 (07/29/17 filing date): Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Allowed)

(2)

16/139,709 (09/24/2018 filing date): Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Pending – Examination not yet started)

International (PCT) Currently Pending:

(1)

PCT/US2016/13254 (01/13/16 filing date): Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Application Published)

(2)

PCT/US2018/67247 (12/21/2018 filing date) Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the businesses on which we are focused. It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

Because the direct costs of the patent filings has historically been and continues to constitute a small portion of the Company’s total expenses, we have elected to expense such costs rather than capitalize and record the cost of patent filings as an asset.

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

RESEARCH AND DEVELOPMENT

Current research and development work is focused toward completion of the development and ongoing improvement of our 3G Tech (the initial version of which is ready for implementation in an appropriate Project) with emphasis on increased recovery of valuable by-products (including nutrients in organic and/or non-organic forms, production of renewable energy from by-products together with related renewable energy and/or environmental credits). Bion believes its 3G Tech will produce significantly greater value from the CAFO waste stream through the recovery of a concentrated natural nitrogen fertilizer and pipeline-quality natural gas.

During the years ended June 30, 2019 and June 30, 2018, respectively, we expended approximately $435,000 and $344,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. During the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our 3G Tech which will have the capacity to process dry, poultry CAFO waste streams (in addition to wet dairy/beef/swine CAFO waste streams) and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work has also involved modifying and adding unit processes to our 2G Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new patent filing(s) during the 2019 and 2018 fiscal years. The Company anticipates completion of its pilot system and pre-commercial testing for its 3G Tech by end of the current fiscal year. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value and our current research and development efforts have been focused on developments that will enhance potential sales revenues from renewable energy (both from solids combustion and methane generation thru the use of anaerobic/microaerobic digestion modules), fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit in order to process a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives. In prior periods, Bion's main efforts were directed at further refinement of our 2G Tech and its applications. In addition, substantial research and development activity was focused on design and refinement of all aspects of the technology and integration engineering related to the energy balances, renewable energy production and on-site utilization, related to Integrated Project issues and our business model. Research activities were also focused on factors related to renewable energy production from CAFO waste including coarse solid recovery, drying and use for renewable energy production, as well as fine solids recovery, drying and utilization as fertilizer and/or animal feed, water re-use and other matters.

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

EMPLOYEES

As of September 1, 2019, we had 6 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company maintains its corporate offices at Box 566/1774 Summitview Way, Crestone, Colorado 81131 and 520 Emery Street, #6, Longmont, Colorado, the offices of its President, and its main corporate telephone number is: (212) 758-6622.

We are the sole owner of seven United States patents plus one United States patent for which a Notice of Allowance has been received and one United States patent with revival pending. Bion also owns one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico and has one International (PCT) Currently Pending (See Item 1, “Patents” above).

ITEM 3. LEGAL PROCEEDINGS.

The Company is currently involved in no litigation matters.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of the Kreider 1 System) may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

	2019		2018
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$0.76	$0.45	$0.98	$0.60
Second Fiscal Quarter	$0.71	$0.40	$0.92	$0.60
Third Fiscal Quarter	$0.74	$0.57	$0.96	$0.42
Fourth Fiscal Quarter	$0.80	$0.61	$0.70	$0.45

(b) Holders

The number of holders of record of our common stock at September 1, 2019 was approximately 1,100. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

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

During each of fiscal year 2019 and 2018 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock during each of the 2019 and 2018 fiscal years.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan. The Plan was ratified by the Company's shareholders in October 2006. Under the Plan, Directors may grant Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses with respect to a number of Common Shares that in the aggregate does not exceed 22,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of September 1, 2019, 7,436,600 Options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2019 through September 1, 2019. Of the 7,436,600 options, 7,436,600 are vested as of September 1, 2019. As of June 30, 2019 and June 30, 2018, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	7,411,600	1.08	10,554,570

Equity compensation plans not approved by security holders	—	—	—

Total	7,411,600	1.08	10,554,570

(e) Recent Sales of Unregistered Securities

During the year ended June 30, 2019, the Company sold 1,793,606 shares of its unregistered common stock (not including the issuance of 18,162 shares to an employee pursuant to its 2006 Consolidated Incentive Plan, 116,000 shares issued to entities for services and 200,000 shares issued upon conversion of debt). During the year ended June 30, 2019, the Company sold 1,793,606 unregistered shares at $0.50 per share and received gross proceeds of $896,801 and net proceeds of $832,921 including units consisting of one share of the Company’s restricted common stock and one warrant to purchase half of a share of the Company’s restricted common stock at $0.75 per share with expiry dates ranging from June 30, 2019 through December 31, 2020. The Company also issued 1,028 shares of common stock as commissions.

During the year ended June 30, 2018, the Company sold 567,331 shares of its unregistered common stock (not including issuance of 24,456 shares to consultants and employees pursuant to its 2006 Consolidated Incentive Plan, 33,334 shares issued to entities for services and 427,436 shares issued upon conversion of debt). During the year ended June 30, 2018 the Company sold 267,331 unregistered shares at $0.75 share and received gross proceeds of $200,496 and net proceeds of $185,621 including 267,331 units consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $1.00 until June 30, 2018. During the year ended June 30, 2018, the Company also sold 300,000 units at $0.50 per share, and received gross proceeds of $150,000 with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 per share until September 30, 2018. Holders exercised 135,681 warrants at a reduced price of $0.50 and the Company sold 135,681 restricted shares for gross proceeds of $67,841 and the Company issued 3,441 shares of common stock as commission.

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2019 and 2018 ("Financial Statements").

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

BUSINESS OVERVIEW

From 2014 through the current fiscal year, the Company has focused its research and development activities toward development of our 3G Tech, augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient co-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity and related credits), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2018 and 2019 fiscal years with increased focus on recovery of marketable ‘coproducts’ (including nutrients and renewable natural gas) and completion of development of Bion’s 3G Tech and technology platform. We believe such activities will continue at least through the 2019 calendar year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance. Such activities may include the design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below).

Bion’s 3G Tech and technology platform are designed to capture four revenue streams under one umbrella and provide the basis for joint ventures between the Company and larger livestock producers seeking to produce environmental/sustainable product lines. The revenue streams are: a) renewable energy and associated greenhouse gas credits (including US Renewable Fuel Standard (RFS) and/or Low Carbon Fuel Standard (LCFS) credits), b) verified nutrient reductions (primarily nitrogen and phosphorus) that can be used as qualified offsets to the federal Chesapeake Bay mandate and US EPA TMDL (‘total maximum daily limit’) requirements, c) co-products consisting of high value fertilizer that Bion believes will achieve certification for use in organic food production for human consumption during the current fiscal year, and d) an environmentally sustainable USDA certification that will be incorporated into a “brand” that can address the consumer concerns regarding food safety and sustainability (based on incorporation of all of the third party verified data for greenhouse gas reductions, nutrient reductions and fertilizer products into a digital register). The “branding” opportunity will offer large scale livestock producer / processor / distributors of livestock products the opportunity to differentiate and identify their products in the marketplace and, thereby creates the opportunity to achieve “premium pricing” by addressing consumer concerns related to safety and sustainability in a manner similar to the premiums achieved by organic producers.

Operational results from the initial commercial system (utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet nutrient reduction goals at commercial scale for an extended period of operation. Bion’s 3G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. Our core technology and its primary CAFO applications are now proven in commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).

Currently, our research and development activities are underway to improve, update and commercialization of our 3G Tech systems (which is ready to be implemented) during the current fiscal year to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs

Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) development of new state-of-the-art large-scale waste treatment facilities in joint ventures with large CAFO’s (and other agricultural industry parties) in strategic locations (“Projects”) ( some of these may be Integrated Projects) with multiple revenue streams; 2) installation of Bion systems ( some of which may generate verified nutrient reduction credits and revenues from the production of renewable energy and coproducts) to retrofit and environmentally remediate existing large scale CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay , on CAFO projects in the mid-west involving various species, and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2019. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

PA1 is currently maintaining the Kreider 1 System pending development of a more robust market for its nutrient reductions.

Bion continues its pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company anticipates that when designs are finalized, the Kreider 2 Project will be re-certified for between 1.5-2 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider’s poultry) pursuant to the Company’s subsequent amended application during the 2019 fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold while certain matters are resolved between the EPA and Pennsylvania and pending development of a robust market for nutrient reductions in Pennsylvania. The Company anticipates it will submit an amended or new application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the coming calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the current 2020 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

The Company believes that: i) the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii) Senate Bill 575 (introduced in April 2019 as successor to prior SB 799 (which was passed by PA Senate during January 2018 but was not voted on in the House)) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. SB 575 was passed by the PA Senate earlier this year and introduced in the PA House which is expected to take up the bill during its Fall 2019 session which begins in September. Such legislation (which has bi-partisan support), if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there is opposition to SB 575 (as was the case for SB 799 and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 575 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion will also pursue the opportunities related to development of Projects (including Integrated Projects) which are likely to involve joint ventures with large livestock producers who can utilize the benefits of the ‘sustainable branding’ that Bion technology can facilitate for products produced utilizing its technology. Integrated Projects will include large CAFOs (such as large poultry facilities, dairy complexes, beef cattle feed lots and/or hog farms) with Bion waste treatment/resource recovery system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species), while recovering renewable energy and value-added fertilizer/soil amendment products, integrated with CAFO end product users/processing facilities, and/or potentially in some locations, a biofuel/ethanol plant. Such Integrated Projects will involve large CAFOs with Bion waste treatment/resource recovery modules on a single site and/or on sites within an approximately 30-mile radius. Bion believes its 3G technology platform will allow integration of large-scale CAFO's with end product processors (and/or potentially biofuel production), together with renewable energy production and co-product recovery from the waste streams, and on-site energy utilization in a relatively 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, feed producers (corn growers and/or biofuel plants) and end product processors. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

The Company currently anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial full-scale 3G Project. Bion anticipates that it will finalize site selection for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during the current fiscal year if SB 575 becomes law in PA. Bion hopes to commence development of its initial Project by optioning land and beginning the site-specific design and permitting process during the current fiscal year, but further delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2020-22 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2025) of approximately 10 or more Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2019 and 2018 have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2019 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2019, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,876,000 and $14,724,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees. Under this guidance, payments to nonemployees would be aligned with the requirements for share based payments granted to employees and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

YEAR ENDED JUNE 30, 2019 COMPARED TO THE YEAR ENDED JUNE 30, 2018

Revenue

Total revenues were nil for both the years ended June 30, 2019 and 2018, respectively.

General and Administrative

Total general and administrative expenses were $1,725,000 and $2,335,000 for the years ended June 30, 2019 and 2018, respectively.

General and administrative expenses, excluding stock-based compensation charges of $536,000 and $1,199,000, were $1,189,000 and $1,136,000 for the years ended June 30, 2019 and 2018, respectively, representing a $53,000 increase. Salaries and related payroll tax expenses were $254,000 and $280,000 for the years ended June 30, 2019 and 2018, respectively, representing a $26,000 decrease due to one less employee during the year ended June 30, 2019. Consulting costs were relatively constant at $446,000 and $454,000 for the years ended June 30, 2019 and 2018, respectively. Insurance related expenses were $86,000 and $72,000 for the years ended June 30, 2019 and 2018, respectively, as the Company economized by changing some of its insurance coverage during the year ended June 30, 2018 but then increased coverage again during the year ended June 30, 2019. Investor relation expenses were $145,000 and $58,000 for the years ended June 30, 2019 and 2018, respectively. The increased activity is due to the engagement of an investor relations firm during the latter part of the year ended June 30, 2019.

General and administrative stock-based employee compensation for the years ended June 30, 2019 and 2018 consists of the following:

	Year ended June 30, 2019	Year ended June 30, 2018
General and administrative:
Fair value of stock bonus expensed	$—	$9,000
Change in fair value from modification of option terms	211,000	244,000
Change in fair value from modification of warrant terms	118,000	164,000
Fair value of stock options expensed under ASC 718	207,000	782,000
Total	$536,000	$1,199,000

Stock-based compensation charges were $536,000 and $1,199,000 for the years ended June 30, 2019 and 2018, respectively. Compensation expense relating to stock bonuses expensed for the year ended June 30, 2018 of $9,000, related to 100,000 shares in stock bonuses granted to an employee and a consultant with vesting periods ranging from April 2017 through January 2020 (a portion of which were allocated to research and development). Compensation expense relating to the change in fair value from the modification of option terms was $211,000 and $244,000 for the years ended June 30, 2019 and 2018, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee during the year ended June 30, 2019 and the Company extended certain option expiration dates for seven employees and consultants during the year ended June 30, 2018. During the years ended June 30, 2019 and 2018, respectively, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $118,000 and $164,000, respectively, in non-cash compensation. The fair value of stock options expensed for the years ended June 30, 2019 and 2018 was $207,000 and $782,000 respectively. The Company granted 655,000 and 2,647,500 fully vested options during the years ended June 30, 2019 and 2018, respectively.

Depreciation

Total depreciation expense was $1,314 and $1,744 for the years ended June 30, 2019 and 2018, respectively.

Research and Development

Total research and development expenses were $520,000 and $1,185,000 for the years ended June 30, 2019 and 2018, respectively.

Research and development expenses, excluding stock-based compensation expenses of $85,000 and $841,000 were $435,000 and $344,000 for the years ended June 30, 2019 and 2018, respectively, representing a $91,000 increase. Salaries and related payroll tax expenses were $80,000 and $72,000 for the years ended June 30, 2019 and 2018, respectively. Consulting costs were $230,000 and $177,000 for the years ended June 30, 2019 and 2018, respectively. The increase in consulting costs is attributable to a shift in existing consultants formerly charged to general and administrative working on research and development projects. The Company also incurred $51,000 and $22,000 for the years ended June 30, 2019 and 2018, respectively in the development of a new pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the years ended June 30, 2019 and 2018 consists of the following:

	Year ended June 30, 2019	Year ended June 30, 2018
Research and development:
Fair value of stock bonuses expensed	$—	$15,000
Change in fair value from modification of option terms	11,000	106,000
Change in fair value from modification of warrant terms	45,000	133,000
Fair value of stock options expensed under ASC 718	29,000	587,000
Total	$85,000	$841,000

Stock-based compensation expenses were $85,000 and $841,000 for the years ended June 30, 2019 and 2018, respectively. Compensation expense relating to stock bonuses expensed for the year ended June 30, 2018 of $15,000 related to 70,000 shares in stock bonuses granted to an employee, whose time is partially allocated to research and development, with vesting periods ranging from April 2017 through January 2020. The compensation expense of $11,000 and $106,000 for the years ended June 30, 2019 and 2018, respectively, for the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during those periods. During both the years ended June 30, 2019 and 2018, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $45,000 and $133,000, respectively, in non-cash compensation. The Company expensed $29,000 and $587,000 for the fair value of stock options that vested during the years ended June 30, 2019 and 2018, respectively. The Company granted 655,000 and 2,647,500 options during the years ended June 30, 2019 and 2018, respectively, that were fully vested within that time period and a portion of the stock compensation was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,246,000 and $3,523,000 for the years ended June 30, 2019 and 2018, respectively.

Other Expense (Income)

Other expense (income) was $413,000 and $(505,000) for the years ended June 30, 2019 and 2018, respectively. During the year ended June 30, 2018, the Company recognized other income of $876,000 due to the extinguishment of liabilities related to deferred compensation of non-related parties of $719,000 and $157,000 due to the legal release of certain accounts payable. Interest expense was $413,000 and $360,000 for the years ended June 30, 2019 and 2018, respectively. Interest expense related to the Pennvest loan increased by $41,000 during the year ended June 30, 2019 and the Company recorded $25,000 of interest expense related to the extension of warrant expiry dates for certain investors, however the increased interest expense was partially offset by lower interest on deferred compensation due to lower average balances owed during the year ended June 30, 2019.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $5,000 and $3,000 for the years ended June 30, 2019 and 2018, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,654,000 and $3,015,000 for the years ended June 30, 2019 and 2018, respectively, and the net loss per basic common share was $0.10 and $0.12 for the years ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2019 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2019, the Company had cash of approximately $41,000. During the year ended June 30, 2019, net cash used in operating activities was $811,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Investing Activities

During the year ended June 30, 2019, the Company had investing activities of $2,000 for the purchase of property and equipment.

Financing Activities

During the year ended June 30, 2019, the Company received gross cash proceeds of $897,000 from the sale of 1,793,606 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share through dates ranging from June 30, 2019 to December 2020. The Company paid cash commissions related to the sale of units of $64,000.

As of June 30, 2019 the Company has debt obligations consisting of: a) deferred compensation of $874,000, b) convertible notes payable – affiliates of $3,801,000, and, c) a loan payable and accrued interest of $9,303,000 (owed by PA1).

Plan of Operations and Outlook

As of June 30, 2019, the Company had cash of approximately $41,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past six years (fiscal years 2014 through 2019), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the year ended June 30, 2019). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2018 and 2019 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of June 30, 2019. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of June 30, 2019, such deferrals totaled approximately $4,675,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2019 the Company raised gross proceeds of approximately $897,000 through the sale of its securities (Note 7 to the annual Financial Statements in the Form 10-K) and paid commissions of approximately $64,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

Note that while Bion believes that the Kreider 1 System (when re-started), the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be its initial Project. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during the current fiscal year if SB575 becomes law in PA. Bion hopes to commence development of its initial Project by optioning land and beginning the site specific design and permitting process during the current year, but delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on additional Projects through 2020-22 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2025) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1's proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2019, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures. Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2019 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2019. Our President and Principal Financial Officer concluded we have a material weakness due to lack of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	69	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	73	Vice Chairman and Director

Jon Northrop	76	Secretary and Director

Dominic Bassani	72	Chief Executive Officer

Mark A. Smith (69) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC and Bion PA2, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994), LoTayLingKyur, Inc. (1994-2002) and LoTayLingKyur, LLC (2007-present). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat. Since July 2018 Mr. Smith has taken on interim senior executive duties at Grow-Ray Technologies, Inc., a private LED lighting company based in Boulder, Colorado, on a consulting basis.

Edward T. Schafer (73) Edward Schafer previously served the Company's senior management team as Executive Vice Chairman and has been a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009 and the Board of Directors of AGCO-Amity JV since it was formed in 2011. Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush. Mr. Schafer, a private investor, is a former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). He completed a six month term as Interim President of the University of North Dakota in 2016. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (76) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (72) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

Summary Compensation

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compen- sation	Nonqualifed Deferred Compen-sation Earnings	Other Compen-sation	Total

Mark A. Smith (3)	2019	$216,000	$—	$—	$62,250	$—	$—	$—	$278,250
President and Chief	2018	$216,000	$—	$—	$110,000	$—	$—	$33,500	$359,500
Financial Officer Since March 25, 2003,
Director

Brightcap/Dominic Bassani (4)	2019	$372,000	$—	$—	$—	$—	$—	$—	$372,000
VP - Special Projects & Strategic	2018	$372,000	$—	$—	$1,100,000	$—	$—	$—	$1,472,000
Planning and Chief Executive Officer

Edward Schafer (5)	2019	$—	$—	$—	$55,500	$—	$—	$—	$55,500
Executive Vice Chairman and Director	2018	$—	$—	$—	$64,600	$—	$—	$—	$64,600

1.

Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.

2.

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement

3.

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

4.

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

5.

Mr. Schafer's compensation is determined periodically based on evaluation by the board of directors.

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

Effective January 1, 2011, the Company entered into an employment agreement with Edward Schafer (“Schafer”) pursuant to which for a period of three years, Schafer provided senior management services to the Company on an approximately 75% full time basis, initially as Executive Vice Chairman and as a director. Compensation for Schafer’s services were initially set at an annual rate of $250,000, which was to consist of $150,000 in cash compensation and $100,000 payable in the Company’s common stock. Commencing the month following the first calendar month-end after the Company has completed an equity financing in excess of $3,000,000 (net of commissions and other offering expenses), Schafer’s compensation was to be at an annual rate of $225,000, all of which would have been payable in cash. Effective July 15, 2012, the Company entered into a deferral/employment/ compensation agreement with Schafer pursuant to which Schafer provided senior management services to the Company on an approximately 75% full time basis, as Executive Vice Chairman and as a director. Basic compensation for Schafer’s services remained unchanged and Schafer was issued 100,000 options to purchase shares of the Company’s common stock at $2.10 per share until December 31, 2018, which options immediately vested and a contingent stock bonus of 25,000 shares payable on January 1 of the first year after the Company’s stock price first reaches $10.00 per share (regardless of whether Schafer is still providing services to the Company on such date). Since May 15, 2012 Schafer has deferred the cash portion of the compensation due him from the Company, in consideration of which he has been granted a 50% ‘execution/exercise’ bonus to be effective upon future exercise of outstanding (or subsequently acquired) options and warrants owned by Schafer (and his donees) and in relation to contingent stock bonuses. Effective January 1, 2014, Mr. Schafer agreed to continue his services to the Company as Director and Executive Vice-Chairman without periodic compensation in light of the Company’s financial situation. Mr. Schafer agreed not to receive any periodic compensation (cash or deferred) commencing January 1, 2014 and agreed to be compensated with bonuses from time-to-time as determined to be appropriate by the Board of Directors. No such bonuses have been declared to date. On February 10, 2015, the Company entered into an agreement with Schafer pursuant to which Schafer continued to provide services to the Company through December 31, 2015. As part of the agreement, unreimbursed expenses of $15,956 due to Schafer at December 31, 2014 were replaced with a new promissory note with initial principal of $15,956 which was due and payable on December 31, 2015 and Schafer was issued warrants to purchase 7,978 shares of the Company’s common stock at a price of $1.00 until December 31, 2020. Schaefer’s deferred compensation for 2014 (and prior years) in the amount of $394,246 (including a sum of $120,000 for calendar year 2014) was placed in a convertible promissory note (See Note 6 to Financial Statements). Additionally, pursuant to the agreement, i) the exercise period of outstanding options and warrants owned by Schafer have been extended, ii) certain of Schafer’s outstanding options and warrants had the exercise prices reduced to $1.50 (if above that price), and iii) 25,000 contingent stock bonuses previously granted to Schafer have been cancelled by the Company. Effective June 30, 2016, Schafer and the Company determined that due to other obligations Schafer’s involvement with the Company during the 2016 fiscal year was less than anticipated and reduced his fiscal year 2016 compensation (all of which had been deferred) by $160,000 and agreed that future compensation will be determined periodically based on evaluation by the board of directors

Bassani, Smith and Schafer each agreed, effective June 30, 2017, to extend the maturity date of the outstanding convertible promissory notes set forth in the paragraphs above from December 31, 2017 to July 1, 2019 which maturity date was subsequently extended to July 1, 2021.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2019.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date.

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	—	—	28,000	—	—	—	28,000

(1)

Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 21, 2019, the Registrant had 28,115,688 shares of common stock issued and 27,411,379 shares of common stock outstanding (the balance of 704,309 shares are owned by Centerpoint, the Company's majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 21, 2019 by:

•

each person that is known by us to beneficially own more than 5% of our common stock;

•

each of our directors;

•

each of our executive officers and significant employees; and

•

all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 21, 2018. Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership schedule is based upon 25,991,394 shares outstanding as of August 15, 2018. The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11604 . To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	2.5%	—

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	14,582,160	34.4%	35.0%

Anthony Orphanos(3) c/o Blacksmith Advisors, LLC 320 Park Avenue, 18th Floor New York, NY 10022	2,941,932	10.2%	10.6%

Danielle Lominy(4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	4,233,935	13.3%	13.7%

Christopher B. Parlow(8) 23 Longbow Drive Commack, NY 11725	4,437,939	13.9%	14.2%

Mark A. Smith(5) 520 Emery Street, #6 Longmont, Colorado 80501	6,611,416	18.0%	18.4%

Edward T. Schafer(6)	2,342,616	7.8%	7.9%

Jon Northrop(7)	419,789	1.5%	1.5%

All executive officers and directors as a group (4 persons)	23,955,981	50.0%	50.8%

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

(2)

Includes 62,201 shares, 3,175,000 shares underlying options and 2,465,000 shares underlying warrants held directly by Mr. Bassani, 354,342 shares and 250,000 shares underlying warrants held by Mr. Bassani’s wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife. Also includes 576,000 shares owned by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani), 646,458 shares underlying warrants owned by Danielle Lominy and 1,500,000 warrants issued to Dominic Bassani 2019 Irrevocable Trust of which Danielle Lominy is the beneficiary. Also includes 3,465,798 shares and 1,732,899 warrants underlying units that could be issued on the conversion by Bassani of a deferred compensation promissory note in the amount of $1,732,899. Mr. Bassani has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $1.00 per share until December 31, 2020. The conversion price will be $0.50 per unit. Also includes 267,410 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $160,446. The conversion price will be $0.60 per share. Also includes 747,119 shares of common stock that could be issued on the conversion (at the election of Bassani) by Bassani of deferred compensation in the amount of $395,973. The note is convertible at $0.53 per share (current market value at 7/31/2019) pursuant to agreements with the Company. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who lives with him, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)

Includes 570,063 shares held directly by Mr. Orphanos plus 156,750 shares underlying warrants held directly by Mr. Orphanos; 120,263 shares held jointly with his wife; 1,425,374 shares held in IRA accounts; and 669,482 shares of common stock that could be issued on conversion of $401,689 convertible notes (conversion price $.60 per share). Not included are 400,000 shares and 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee, and 3,019,777 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 354,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.

(4)

Includes 176,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees; 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s daughter and 1,500,000 warrants issued to the Dominic Bassani 2019 Irrevocable Trust of which Danielle Lominy is a beneficiary.

(5)

Includes 325,809 shares held jointly by Mark A. Smith with his wife, 62,535 shares held by Mark Smith in an IRA; 1,375,000 shares underlying options held directly by Mr. Smith, 1,517,186 shares underlying warrants held directly by Mr. Smith; 53,756 shares held by his wife in her IRA, 12,681 shares of common stock held by LoTayLingKyur Foundation and 260,000 shares of common stock held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 1,799,742 shares and 899,871 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of a deferred compensation promissory note in the amount of $899,871. Mr. Smith has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $1.00 per share. The conversion price will be $0.50 per unit. Also includes 304,836 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation in the amount of $152,418. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.

(6)

Includes 158,254 shares held directly by Mr. Schafer, options to purchase 790,000 shares and warrants to purchase 23,934 shares. Also includes 895,211 shares and 447,605 warrants underlying units that could be issued on the conversion by Mr. Schafer of a deferred compensation promissory note in the amount of $447,605. Mr. Schafer has the option to convert this amount into units with each unit consisting of 1 share of common stock and ½ warrant exercisable at $1.00 per share until December 31, 2020. The conversion price is $0.50 per unit. Also includes 31,559 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $18,935. The conversion price will be $0.60 per share.

(7)

Includes 127,289 shares held directly by Jon Northrop and options to purchase 292,500 shares held by Jon Northrop. Does not include shares or options owned by the adult children of Jon Northrop nor his former wife.

(8)

Includes 2,005 shares held directly by Christopher Parlow, 65,000 shares held jointly with wife, 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow, 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters and 1,500,000 shares underlying warrants issued to the Dominic Bassani 2019 Irrevocable Trust of which Mr. Parlow is a beneficiary.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In December 2005, the Company engaged GHP Horwath, P.C. (now Crowe Horwath) as its independent registered public accounting firm. In January 2017 the Company engaged Eide Bailly LLP as its successor independent registered public accounting firm. The aggregate fees billed for each of the last two fiscal years ended June 30, 2019 and June 30, 2018 by Crowe Horwath (formerly GHP Horwath, P.C.) and Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $47,000 and $52,000, respectively.

Audit Related Fees

There were no fees billed by Crowe Horwath (formerly GHP Horwath, P.C.) and Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2019 and June 30, 2018.

Tax Fees

The aggregate fees billed for tax services rendered by Crowe Horwath (formerly GHP Horwath, P.C.) and Eide Bailly LLP for tax compliance and related services for the two fiscal years ended June 30, 2019 and June 30, 2018 were nil and $756, respectively.

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

10.98

Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (34)

10.99

Kreider Poultry Joint Venture Agreement (May 5, 2016) (35)

10.100

Bassani Warrant Purchase effective August 1, 2018

10.101

Smith Warrant Purchase effective August 1, 2018

10.102

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

Crestone, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Eide Bailly LLP

We have served as Bion Environmental Technologies, Inc. auditor since 2017.

Denver, Colorado

September 24, 2019

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2019	2018
ASSETS

Current assets:
Cash	$41,335	$22,013
Prepaid expenses	8,005	7,474
Deposits and other receivables	1,000	1,000

Total current assets	50,340	30,487

Property and equipment, net (Note 3)	2,616	1,448

Total assets	$52,956	$31,935

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$715,554	$719,633
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $36,000 and $34,000, respectively (Note 7)	33,400	31,400
Deferred compensation (Note 4)	874,162	421,641
Loan payable and accrued interest (Note 5)	9,303,270	9,028,983

Total current liabilities	10,926,386	10,201,657

Convertible notes payable - affiliates (Note 6)	3,801,168	3,525,216

Total liabilities	14,727,554	13,726,873

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 28,068,688 and 25,939,892 shares issued, respectively; 27,364,379 and 25,235,583 shares outstanding, respectively	—	—
Additional paid-in capital	110,126,802	108,117,330
Subscription receivable - affiliates (Note 7)	(504,650)	(174,650)
Accumulated deficit	(124,346,158)	(121,691,956)

Total Bion's stockholders’ deficit	(14,724,006)	(13,749,276)

Noncontrolling interest	49,408	54,338

Total deficit	(14,674,598)	(13,694,938)

Total liabilities and deficit	$52,956	$31,935

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based compensation (Note 7)	1,724,677	2,335,499
Depreciation	1,314	1,744
Research and development (including stock-based compensation (Note 7)	520,084	1,185,317

Total operating expenses	2,246,075	3,522,560

Loss from operations	(2,246,075)	(3,522,560)

Other expense (income):
Gain on extinguishment of liabilities	—	(875,852)
Conversion inducement (Note 7)	—	10,784
Interest expense	413,057	360,492

Total other expense (income)	413,057	(504,576)

Net loss	(2,659,132)	(3,017,984)

Net loss attributable to the noncontrolling interest	4,930	2,994

Net loss applicable to Bion's common stockholders	$(2,654,202)	$(3,014,990)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.10)	$(0.12)

Weighted-average number of common shares outstanding:
Basic and diluted	26,522,326	24,439,059

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2019 AND 2018

	Bion's Shareholders'						Additional	Subscription			Total
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		paid-in	Receivables	Accumulated	Noncontrolling	equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	for Shares	deficit	interest	(deficit)

Balances, July 1, 2017	—	$—	—	$—	24,748,213	$—	$103,540,352	$(40,000)	$(118,676,966)	$57,332	$(15,119,282)

Issuance of common stock for services	—	—	—	—	57,790	—	42,583	—	—	—	42,583
Vesting of options and stock bonuses for services	—	—	—	—	—	—	1,391,671	—	—	—	1,391,671
Modification of options	—	—	—	—	—	—	349,656	—	—	—	349,656
Sale of units	—	—	—	—	567,331	—	350,496	—	—	—	350,496
Commissions on sale of units	—	—	—	—	3,441	—	(14,875)	—	—	—	(14,875)
Issuance of warrants	—	—	—	—	—	—	183,000	(134,650)	—	—	48,350
Warrants exercised for common stock	—	—	—	—	135,681	—	78,625	—	—	—	78,625
Modification of warrants	—	—	—	—	—	—	296,852	—	—	—	296,852
Conversion of debt and liabilities	—	—	—	—	427,436	—	213,718	—	—	—	213,718
Extinguishment of deferred compensation - related parties	—	—	—	—	—	—	1,685,252	—	—	—	1,685,252
Net loss	—	—	—	—	—	—	—	—	(3,014,990)	(2,994)	(3,017,984)
Balances, June 30, 2018	—	—	—	—	25,939,892	—	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)
Issuance of common stock for services	—	—	—	—	134,162	—	93,408	—	—	—	93,408
Vesting of options and stock bonuses for services	—	—	—	—	—	—	236,100	—	—	—	236,100
Modification of options	—	—	—	—	—	—	222,300	—	—	—	222,300
Sale of units	—	—	—	—	1,793,606	—	896,801	—	—	—	896,801
Commissions on sale of units	—	—	—	—	1,028	—	(63,880)	—	—	—	(63,880)
Modification of warrants	—	—	—	—	—	—	188,493	—	—	—	188,493
Issuance of warrants	—	—	—	—	—	—	336,250	(330,000)	—	—	6,250
Conversion of debt and liabilities	—	—	—	—	200,000	—	100,000	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	(2,654,202)	(4,930)	(2,659,132)
Balances, June 30, 2019	—	$—	—	$—	28,068,688	$—	$110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2019 AND 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,659,132)	$(3,017,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,314	1,744
Accrued interest on loan payable, deferred compensation and other	448,690	395,659
Stock-based compensation	721,084	2,129,112
Gain on extinguishment of liabilities	—	(875,852)
Conversion inducement	—	10,784
Increase in prepaid expenses	(531)	(1,048)
Increase in accounts payable and accrued expenses	8,858	76,604
Increase in deferred compensation	668,600	813,600

Net cash used in operating activities	(811,117)	(467,381)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,482)	—
Net cash used by investing activities	(2,482)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	896,801	350,496
Commissions on sale of units	(63,880)	(14,875)
Proceeds from exercise of warrants	—	67,841
Repayment of loans and note payable - affiliates	—	(17,500)
Proceeds from loans payable - affiliates	—	30,500

Net cash provided by financing activities	832,921	416,462

Net increase (decrease) in cash	19,322	(50,919)

Cash at beginning of period	22,013	72,932

Cash at end of period	$41,335	$22,013

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Shares issued for warrant exercise commissions	$514	$—
Warrants issued for unit commissions	$4,850	$—
Purchase of warrants for subscription receivable - affiliates	$330,000	$134,650
Forgiveness of deferred compensation - related parties	$—	$1,685,252
Conversion of debt and liabilities	$100,000	$213,718
Conversion of deferred compensation into note payable - affiliate	$150,000	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2019 AND 2018

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than four years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2019. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 has commenced discussions and negotiations with Pennvest concerning this matter but Pennvest has rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of the Kreider 1 System) may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are cautiously optimistic that once PA SB575 (the recently introduced successor to SB799) will be passed during the current fiscal year, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Bion anticipates that it may require up to 6 months after SB575 becomes law to develop the rules/regulations related to the competitive bidding program. If the competitive bidding program is implemented, we intend to arrange project financing for the Kreider 2 Project during 2019.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,876,000 and $14,724,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2019 and 2018, the Company received total proceeds of approximately $897,000 and $418,000 from the sale of its debt and equity securities. Proceeds during the 2019 and 2018 fiscal years have been lower than in earlier years which reduction has negatively impacted the Company’s business development efforts.

During fiscal years 2019 and 2018, the Company continued to experience difficulty in raising equity funding. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

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

Patents:

The Company has elected to expense all costs and filing fees related to obtaining patents (resulting in no related asset being recognized in the Company’s balance sheet) because the Company believes such costs and fees are immaterial (in the context of the Company’s total costs/expenses) and have no direct relationship to the value of the Company’s patents.

Stock-based compensation:

The Company follows the provisions of Accounting Standards Codification (“ASC”) 718, which generally requires that share-based compensation transactions be accounted and recognized in the statement of operations based upon their grant date fair values.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2019, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2019 and 2018.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the years ended June 30, 2019 and 2018, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	June 30, 2019	June 30, 2018
Warrants	16,696,007	12,245,452
Options	7,411,600	6,827,225
Convertible debt	8,631,772	7,549,082
Convertible preferred stock	18,000	17,000

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the years ended June 30, 2019 and 2018:

	Year ended June 30, 2019	Year ended June 30, 2018
Shares issued – beginning of period	25,939,892	24,748,213
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	25,235,583	24,043,904
Weighted average shares issued during the period	1,286,743	395,155
Diluted weighted average shares – end of period	26,522,326	24,439,059

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees. Under this guidance, payments to nonemployees would be aligned with the requirements for share based payments granted to employees and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not believe the adoption of this guidance will have a material impact on the Company’s financial statements.

3.

PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2019	June 30, 2018
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	173,245	171,613
	2,797,385	2,795,753
Less accumulated depreciation	(2,794,769)	(2,794,305)
	$2,616	$1,448

As of June 30, 2019, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of June 30, 2019 and believes that no impairment exists.

Depreciation expense was $1,314 and $1,744 for the years ended June 30, 2019 and 2018, respectively.

4.

DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $874,162 and $421,641 as of June 30, 2019 and 2018, respectively. Included in the deferred compensation balances as of June 30, 2019, are $363,761 and $133,972 owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2018 was $219,157 and $56,892, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $302,945 and $72,108 as of June 30, 2019 and 2018, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2019 (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. The Company also owes a current employee deferred compensation of $984 which is convertible into 1,406 shares of the Company’s common stock as of June 30, 2019 and, a former employee $72,500, which is not convertible and is non-interest bearing.

During the year ended June 30, 2019, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.

During the year ended June 30, 2019, Bassani elected to convert $150,000 of deferred compensation into a 2019 Convertible Note (Note 6). The note bears interest at 4% per annum and is payable on May 15, 2021.

The Company recorded interest expense of $20,983 ($15,747 with related parties) and $34,789 ($28,166 with related parties) for the years ended June 30, 2019 and 2018, respectively.

5.

LOAN PAYABLE:

PA1, the Company’s wholly-owned subsidiary, owes $9,303,270 as of June 30, 2019 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,549,270 as of June 30, 2019. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $4,273,000 in fiscal years 2013 through 2019, and $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $238,655 and $197,494 for the years ended June 30, 2019 and 2018, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2019.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. As of the date of this report, no formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the past 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes it is possible that an agreement may yet be reached that will result in a viable loan modification. Subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania, PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

As of June 30, 2019, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $1,727,923, $897,287 and $446,320, respectively. As of June 30, 2018, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,669,342, $866,866 and $431,188, respectively. The Company recorded interest expense of $104,134 and $104,135 for the years ended June 30, 2019 and 2018, respectively.

During the year ended June 30, 2019, the Company agreed to sell Bassani and Smith, 3,000,000 and 300,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is payable with secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which are secured by portions of their January 2015 Convertible Notes (Note 7). The promissory notes accrue interest at 4% per annum and as of June 30, 2019 the accrued interest owed by Bassani and Smith is $10,948 and $1,095, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, had maturity dates of December 31, 2017 and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. Effective June 30, 2017, the maturity dates of the September 2015 Convertible Notes due Bassani and Schafer were extended until July 1, 2019 and during the year ended June 30, 2018, the maturity date of the note due a Shareholder was extended until July 1, 2019. During the year ended June 30, 2019, the maturity dates of the all the September 2015 Convertible Notes were extended until July 1, 2021. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. During the year ended June 30, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same. One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani. During the year ended June 30, 2019, with the Company’s approval, Bassani sold $300,000 of his second replacement note to a Shareholder with all the terms remaining the same.

The balances of the September 2015 Convertible Notes as of June 30, 2019, including accrued interest owed Bassani, Schafer and Shareholder, are $159,963, $18,879 and $400,405, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2018, including accrued interest, were $452,400, $18,224 and $87,196, respectively.

The Company recorded interest expense of $21,428 and $21,094 for the year ended June 30, 2019 and 2018, respectively.

2019 Convertible Notes

During the year ended June 30, 2019, Bassani converted $150,000 of his deferred compensation into a 2019 Deferred Compensation Convertible Promissory Note. The 2019 Convertible Note accrues interest at 4% per annum and is due and payable on May 31, 2021 and as of June 30, 2019 the 2019 Convertible Note and accrued interest was $150,391. The 2019 Convertible Note (including accrued interest), is convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one half warrant to purchase a share of the Company’s common stock, at an initial price of $0.50 per Unit. The warrant contained in the Unit shall be exercisable at $0.75 per share until December 31, 2021. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists.

7.

STOCKHOLDERS' EQUITY:

Series B Preferred stock:

Since July 1, 2014, the Company has 200 shares of Series B redeemable convertible Preferred stock outstanding with a par value of $0.01 per share, convertible at the option of the holder at $2.00 per share, with dividends accrued and payable at 2.5% per quarter. The Series B Preferred stock is mandatorily redeemable at $100 per share by the Company three years after issuance and accordingly was classified as a liability. The 200 shares have reached their maturity date, but due to the cash constraints of the Company have not been redeemed.

During the years ended June 30, 2019 and 2018, the Company declared dividends of $2,000 and $2,000 respectively. At June 30, 2019, accrued dividends payable are $16,000. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the year ended June 30, 2018, the Company issued 57,790 shares of the Company’s common stock at prices ranging from $0.52 to $0.91 per share for services valued at $42,583, in the aggregate, to two consultants and an employee.

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

During the year ended June 30, 2018, the Company entered into two subscription agreements to exercise certain warrants with expiry dates on or before March 31, 2018 and June 30, 2018, into restricted shares of the Company’s common stock at a reduced exercise price of $0.50 for the period from March 1, 2018 to March 31, 2018and May 18, 2018 through June 15, 2018, respectively. At March 31, 2018 the Company exercised its right to extend the first offering an additional 15 days to April 15, 2018 and therefore any warrants which would have expired on March 31, 2018 were automatically extended to April 15, 2018. On June 15, 2018 the Company exercised its right to extend the second offering an additional 15 days to June 30, 2018. As the $0.50 exercise price was a reduction from the original exercise price of $1.00, and due to the limited time in which the warrant holders had to subscribe, the reduction in the offering price was accounted for as an inducement and a conversion inducement of $10,784 was recorded. As a result of the offering, 135,681 warrants were exercised and 135,681 shares of the Company’s restricted common stock were issued resulting in cash proceeds of $67,841 for the year ended June 30, 2018. In conjunction with the warrant exercises, 3,441 shares of common stock were issued as commissions and recorded to additional paid in capital.

During the year ended June 30, 2018, a consultant elected to convert $60,178 of deferred compensation into 120,356 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half a share of the Company’s restricted common stock. The 60,178 warrants to purchase common shares of the Company at $0.75 per share have expiry dates of September 30, 2018.

During the year ended June 30, 2018, Smith elected to convert deferred compensation, loan payable - affiliates and accounts payable of $70,000, $18,000 and $65,540, respectively, into an aggregate 307,080 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2020.

During the year ended June 30, 2019, the Company issued 134,162 shares of the Company’s common stock at prices ranging from $0.50 to $0.74 per share for services valued at $93,408 in the aggregate, to two consultants and an employee.

During the year ended June 30, 2019, the Company issued 1,028 shares as commissions for the warrant exercises during the year ended June 30, 2018 valued at $514.

During the year ended June 30, 2019, the Company entered into subscription agreements under four different offerings to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates ranging from June 30, 2019 through December 31, 2020, and pursuant thereto, the Company issued 1,793,606 units for total proceeds of $896,801, net proceeds of $832,921 after commissions. The Company allocated the proceeds from the 1,793,606 shares and the 896,806 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $31,560 was allocated to the warrants and $865,241 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2019, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.

Warrants:

As of June 30, 2019, the Company had approximately 16.7 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.95, and the weighted-average remaining contractual life as of June 30, 2019 is 3.6 years.

During the year ended June 30, 2019, warrants to purchase 70,069 shares of common stock of the Company at prices ranging from $0.85 to $3.00 per share expired.

During the year ended June 30, 2019, the Company entered into subscription agreements under four different offerings to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with expiry dates ranging from June 30, 2019 through December 31, 2020, and pursuant thereto, the Company issued 1,793,606 units for total proceeds of $896,801, net proceeds of $832,921 after commissions. The Company allocated the proceeds from the 1,793,606 shares and the 896,806 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $31,560 was allocated to the warrants and $865,241 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2019, the Company received an interest bearing, secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2025. The promissory note bears interest at 4% per annum, is secured by Bassani’s January 2015 Convertible Note and as of June 30, 2019 the accrued interest was $10,948. The secured promissory note is payable July 1, 2020.

During the year ended June 30, 2019, the Company received an interest bearing, secured promissory note for $30,000 from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. The warrants have a 75% exercise bonus. The promissory note bears interest at 4% per annum, is secured by $30,000 of Smith’s January 2015 Convertible Note and as of June 30, 2019 the accrued interest was $1,095. The secured promissory note is payable on July 1, 2020.

During the year ended June 30, 2019, Smith elected to convert deferred compensation and accounts payable of $87,063 and $12,937, respectively, into an aggregate 200,000 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.

During the year ended June 30, 2019, the Company issued 125,000 warrants to a consultant to purchase 125,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging between $0.74 and $1.20 per share and have expiry dates of ranging from August 27, 2020 through October 27, 2020. The warrants were in exchange for services expensed at $6,250, in aggregate.

During the year ended June 30, 2019, the Company agreed to extend the expiration dates of 5,947,864 warrants owned by certain individuals (including 1,765,000 owned by Bassani and 3,104,010 owned by Smith) which were scheduled to expire at various dates ranging from September 30, 2018 through December 31, 2021. The Company recorded non-cash compensation expense related to the modification of the warrants of $163,026 ($88,250 and $68,758 for Bassani and Smith, respectively) and $25,467 as interest expense.

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

During the year ended June 30, 2019, the Company approved the modification of existing stock options held by Smith, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $222,300.

The Company recorded compensation expense related to employee stock options of $236,100 and $1,369,350 for the years ended June 30, 2019 and 2018, respectively. The Company granted 655,000 and 2,647,500 options during the years ended June 30, 2019 and 2018, respectively.

The fair value of the options granted during the years ended June 30, 2019 and 2018 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, June 30, 2019	Range, June 30, 2019	Weighted Average, June 30, 2018	Range, June 30, 2018
Volatility	68%	58%-76%	74%	68%-75%
Dividend yield	—	—	—	—
Risk-free interest rate	2.34%	1.92%-2.78%	2.44%	1.75%-2.64%
Expected term (years)	4.1	1.9 to 4.6	5	3-6

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

A summary of option activity under the 2006 Plan for the years ended June 30, 2019 and 2018 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2017	4,545,097	$1.42	2.9	$176,575
Granted	2,647,500	0.76
Exercised	—	—
Forfeited	—	—
Expired	(365,312)	2.35
Outstanding at June 30, 2018	6,827,225	$1.11	3.8	$—
Granted	655,000	0.74
Exercised	—	—
Forfeited	—	—
Expired	(70,625)	1.26
Outstanding at June 30, 2019	7,411,600	$1.08	3.1	$20,375
Exercisable at June 30, 2019	7,411,600	$1.08	3.1	$20,375

The following table presents information relating to nonvested stock options as of June 30, 2019:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2018	—	$—
Granted	655,000	0.36
Vested	(655,000)	0.36
Nonvested at June 30, 2019	—	$—

The total fair value of stock options that vested during the years ended June 30, 2019 and 2018 was $236,100 and $1,376,250 respectively. As of June 30, 2019, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2019 and 2018 are as follows:

	Year ended June 30, 2019	Year ended June 30, 2018
General and administrative:
Fair value of stock bonuses expensed	$—	$8,723
Change in fair value from modification of option terms	211,185	243,761
Change in fair value from modification of warrant terms	118,233	163,956
Fair value of stock options expensed	206,525	782,135
Total	$535,943	$1,198,575

Research and development:
Fair value of stock bonus expensed	$—	$15,098
Change in fair value from modification of option terms	11,115	105,895
Change in fair value from modification of warrant terms	44,793	132,896
Fair value of stock options expensed	29,575	587,215
Total	$85,483	$841,104

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2019). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of January 2015 Convertible Note (Notes 6 and 7) and as of June 30, 2019 the accrued interest was $10,948.

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

During the year ended June 30, 2019, the Company approved the right to extend the exercise period of all or part of any options or warrants granted in the past or in the future, for up to five years (one year at a time) by annual payments of $0.01 per option/warrant for one of its employees. The extension payment may be made in i) cash; ii) by reduction of sums owed by the Company, and iii) by reduction of applicable exercise bonuses.

As of June 30, 2019, the execution/exercise bonuses ranging from 50-90% were applicable to 7,239,600 of the Company’s outstanding options and 12,032,095 of the Company’s outstanding warrants.

Litigation:

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and has demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and did not then and does not now have the resources to make the payment demanded by Pennvest. During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. No litigation has commenced related to this matter but such litigation is likely if negotiations do not produce a resolution (Note 1 and Note 5).

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

During the year ended June 30, 2019, the Company received $30,000 for expense reimbursements from CABS. The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the year ended June 30, 2019 and paid CABS $37,220 in consulting fees.

During the year ended June 30, 2019, the Company determined that it had made omissions in not disclosing certain related party transactions with CABS during the years ended June 30, 2018 and 2017. The Company determined the omissions are immaterial and prior year financial statements and reports previously filed, would not have to be amended.

10.

INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2019 and 2018 is as follows:

	2019	2018
Expected income tax benefit at statutory rate	$(557,000)	$(1,025,000)
State taxes, net of federal benefit	(97,000)	(110,000)
Deferred compensation	—	790,000
Permanent differences and other	2,000	3,000
Expiration of net operating allowances	850,000	1,201,000
Tax Cut and Jobs Act	—	(275,000)
Change in valuation allowance	(198,000)	(584,000)
Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $50,914,000 as of June 30, 2019. These NOLs expire on various dates through 2038.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2019 and 2018 are estimated as follows:

	2019	2018
NOL Carryforwards (Federal and State)	$11,864,000	$12,394,000
Stock-based compensation	4,424,000	4,244,000
Impairment	1,340,000	1,340,000
Deferred compensation	1,027,000	875,000
Gross deferred tax assets	18,655,000	18,853,000
Valuation allowance	(18,655,000)	(18,853,000)
Net deferred tax assets	$—	$—

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

12.

SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2019 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2019 through September 23, 2019, the Company has issued 29,000 shares to consultants for services valued at approximately $16,350.

From July 1, 2019 through September 23, 2019, the Company has sold 18,000 Units of its securities at $0.50 per Unit for aggregate consideration of $9,000. Each Unit consists of one share of common stock and a callable warrant to purchase one half of a share of the Company’s common shares at $0.75 per share until December 31, 2020.

From July 1, 2019 through September 23, 2019, the Company has sold 205,914 Units of its securities at $0.50 per Unit for aggregate consideration of $102,957. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2020.

From July 1, 2019 through September 23, 2019, Bassani and Smith have loaned the Company $20,000 and $15,000, respectively, for working capital requirements. The loans are non-interest bearing and will be repaid when there is adequate cash available to allow repayment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 24, 2019	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 24, 2019
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 24, 2019
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 24, 2019
Jon Northrop

/s/ Edward Schafer	Vice Chairman	September 24, 2019
Edward Schafer	and Director