Form 10-Q
period 2019-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2019-11-12
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 28, 2019, there were 29,317,602 Common Shares issued and 28,613,293 Common Shares outstanding.

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(unaudited)
ASSETS

Current assets:
Cash	$74,627	$41,335
Prepaid expenses	11,834	8,005
Deposits and other receivables	1,000	1,000

Total current assets	87,461	50,340

Property and equipment, net (Note 3)	2,269	2,616

Total assets	$89,730	$52,956

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$790,133	$715,554
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $36,500 and $36,000, respectively (Note 8)	33,900	33,400
Loans payable - affiliates (Note 4)	35,000	—
Deferred compensation (Note 5)	1,078,134	874,162
Loan payable and accrued interest (Note 6)	9,373,923	9,303,270

Total current liabilities	11,311,090	10,926,386

Convertible notes payable - affiliates (Note 7)	3,848,929	3,801,168

Total liabilities	15,160,019	14,727,554

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized,
28,417,602 and 28,068,688 shares issued, respectively; 27,713,293 and 27,364,379 shares outstanding, respectively	—	—
Additional paid-in capital	110,292,613	110,126,802
Subscription receivable - affiliates (Note 9)	(504,650)	(504,650)
Accumulated deficit	(124,907,155)	(124,346,158)

Total Bion’s stockholders’ deficit	(15,119,192)	(14,724,006)

Noncontrolling interest	48,903	49,408

Total deficit	(15,070,289)	(14,674,598)

Total liabilities and deficit	$89,730	$52,956

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018

Revenue	$–	$–

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	320,228	677,890
Depreciation	347	436
Research and development (including stock-based
compensation (Note 8))	123,325	169,721

Total operating expenses	443,900	848,047

Loss from operations	(443,900)	(848,047)

Other expense:
Interest expense	117,602	92,496

Total other expense	117,602	92,496

Net loss	(561,502)	(940,543)

Net loss attributable to the noncontrolling interest	505	3,169

Net loss applicable to Bion's common stockholders	$(560,997)	$(937,374)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.02)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	27,466,812	25,659,730

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec- eivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2018	—	—	—	—	25,939,892	—	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)

Issuance of common stock for services	—	—	—	—	21,229	—	10,952	—	—	—	10,952
Vesting of options for services	—	—	—	—	—	—	95,500	—	—	—	95,500
Modification of options	—	—	—	—	—	—	222,300	—	—	—	222,300
Sale of units	—	—	—	—	833,999	—	416,999	—	—	—	416,999
Commissions on sale of units	—	—	—	—	1,028	—	(38,900)	—	—	—	(38,900)
Modification of warrants	—	—	—	—	—	—	166,776	—	—	—	166,776
Issuance of warrants	—	—	—	—	—	—	333,750	(330,000)	—	—	3,750
Conversion of debt and liabilities	—	—	—	—	200,000	—	100,000	—	—	—	100,000
Net loss	—	—	—	—	—	—	—		(937,374)	(3,169)	(940,543)
Balances, September 30, 2018	—	$—	—	$—	26,996,148	$—	$109,424,707	$(504,650)	$(122,629,330)	$51,169	$(13,658,104)

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ' EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec- eivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	$110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)

Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Sale of units	—	—	—	—	319,914	—	159,957	—	—	—	159,957
Commissions on sale of units	—	—	—	—	—	—	(10,496)	—	—	—	(10,496)
Net loss	—	—	—	—	—	—	—	—	(560,997)	(505)	(561,502)
Balances, September 30, 2019	—	$—	—	$—	28,417,602	$—	$110,292,613	$(504,650)	$(124,907,155)	$48,903	$(15,070,289)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(561,502)	$(940,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	347	436
Accrued interest on loan payable, deferred compensation and other	126,534	97,537
Stock-based compensation	16,350	499,278
Increase in prepaid expenses	(3,829)	(3,540)
Increase (decrease) in accounts payable and accrued expenses	74,579	(62,268)
Increase in deferred compensation	196,352	185,400

Net cash used in operating activities	(151,169)	(223,700)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	159,957	416,999
Commissions on sale of units	(10,496)	(38,900)
Proceeds from loans payable - affiliates	35,000	—

Net cash provided by financing activities	184,461	378,099

Net increase in cash	33,292	154,399

Cash at beginning of period	41,335	22,013

Cash at end of period	$74,627	$176,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Shares issued for warrant exercise commissions	$—	$514
Purchase of warrants for subscription receivable - affiliates	$—	$330,000
Conversion of debt and liabilities	$—	$100,000

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

From 2014 through the current 2020 fiscal year, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams). Bion has worked on development of its third generation technology (“3G Tech”) which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine) while c) maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2020 fiscal year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance. Such activities may include design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below) and other Projects.

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the Pennsylvania Department of Environmental Protection (“PADEP”) re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 System and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 System to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2019. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Kreider Farms – 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with the first commercial large scale 3G Tech project at Kreider Farms. Having recently received a Notice of Allowance of the initial 3G Tech patent (and subsequent filing of related additional patent applications/continuations), Bion is focused on two key tasks during the remainder of the 2019 calendar year that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project (and/or other Projects) in 2020:

1. Support for adoption of PA SB 575 (successor to SB 799): This will create a competitively-bid market for nutrient reductions/Credits that we believe will provide support for project financing for Kreider 2 prior to development of markets for the coproducts from Kreider 2 are established.

2. Installation of a small-scale 3G Tech ammonia recovery system to produce ammonium bicarbonate to be used to make application to OMRI for organic certification (and possibly for grower trials).

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

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are cautiously optimistic that once PA SB575 (the recently introduced successor to SB799) will be passed during the current fiscal year, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Bion anticipates that it may require up to 6 months after SB575 becomes law to develop the rules/regulations related to the competitive bidding program. If the competitive bidding program is implemented, we intend to arrange project financing for the Kreider 2 Project during 2020.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively, and a net loss of approximately $562,000 during the three months ended September 30, 2019. At September 30, 2019, the Company has a working capital deficit and a stockholders’ deficit of approximately $11,224,000 and $15,119,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the three months ended September 30, 2019, the Company received total proceeds of approximately $160,000 from the sale of its equity securities and paid approximately $10,000 in commissions.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2019, and the results of operations and cash flows of the Company for the three months ended September 30, 2019 and 2018. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

The fair value of cash and accounts payable approximates their carrying amounts due to their short-term maturities. The fair value of the loan payable is indeterminable at this time due to the nature of the arrangement with a state agency and the fact that it is in default. The fair value of the redeemable preferred stock approximates its carrying value due to the dividends accrued on the preferred stock which are reflected as part of the redemption value. The fair value of the deferred compensation, loans payable - affiliates and convertible notes payable - affiliates are not practicable to estimate due to the related party nature of the underlying transactions.

Revenue Recognition:

The Company currently does not generate revenue and if and when the Company begins to generate revenue the Company will comply with the provisions of Accounting Standards Codification (“ASC”) 606 “Revenue from Contracts with Customers”.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three months ended September 30, 2019 and 2018, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	September 30, 2019	September 30, 2018
Warrants	17,006,921	16,097,956
Options	7,411,600	7,152,225
Convertible debt	9,289,105	7,743,155
Convertible preferred stock	18,250	17,250

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three months ended September 30, 2019 and 2018:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Shares issued – beginning of period	28,068,688	25,939,892
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	27,364,379	25,235,583
Weighted average shares issued during the period	102,433	424,147
Diluted weighted average shares – end of period	27,466,812	25,659,730

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees and was adopted by the Company effective July 1, 2019. Under this guidance, payments to nonemployees is aligned with the requirements for share based payments granted to employees. The adoption of this guidance did not have a material impact on the Company’s financial statements as previously issued share-based payments to nonemployees had already reached a measurement date.

3.       PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	September 30, 2019	June 30, 2019
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	173,245	173,245
	2,797,385	2,797,385
Less accumulated depreciation	(2,795,116)	(2,794,769)
	$2,269	$2,616

As of September 30, 2019, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of September 30, 2019 and believes that no impairment exists.

Depreciation expense was $347 and $436 for the three months ended September 30, 2019 and 2018, respectively.

4.       LOANS PAYABLE - AFFILIATES:

As of September 30, 2019, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, have loaned the Company $20,000 and $15,000, respectively, for working capital needs. The loans are non-interest bearing and will be repaid when there is adequate cash available to allow repayment. Subsequent to September 30, 2019, Bassani was repaid the $20,000 he had loaned the Company.

5.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,078,134 and $523,628 as of September 30, 2019 and 2018, respectively. Included in the deferred compensation balances as of September 30, 2019, are $450,508 and $189,467 owed Bassani and Smith respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of September 30, 2018 was $314,654 and $6,300, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $365,659 and $129,190 as of September 30, 2019 and 2018, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2019 (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

The Company recorded interest expense of $7,620 ($5,242 with related parties) and $3,650 ($2,968 with related parties) for the three months ended September 30, 2019 and 2018, respectively.

6.       LOAN PAYABLE:

PA1, the Company’s wholly-owned subsidiary, owes $9,373,923 as of September 30, 2019 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,619,923 as of September 30, 2019. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $4,273,000 in fiscal years 2013 through 2019, and $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 and $53,339 for the three months ended September 30, 2019 and 2018, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2019.

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

As of September 30, 2019, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $1,752,074, $909,870 and $450,103, respectively. As of September 30, 2018, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,684,107, $874,534 and $435,002, respectively. The Company recorded interest expense of $40,517 and $26,248 for the three months ended September 30, 2019 and 2018, respectively.

During the year ended June 30, 2019, the Company agreed to sell Bassani and Smith, 3,000,000 and 300,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is payable with secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which are secured by portions of their January 2015 Convertible Notes (Note 9). The promissory notes accrue interest at 4% per annum and as of September 30, 2019 the accrued interest owed by Bassani and Smith is $13,940 and $1,394, respectively.

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

The balances of the September 2015 Convertible Notes as of September 30, 2019, including accrued interest owed Bassani, Schafer and Shareholder, are $161,385, $19,043 and $404,185, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2018, including accrued interest, were $155,707, $18,389 and $388,734, respectively.

The Company recorded interest expense of $5,366 and $5,010 for the months ended September 30, 2019 and 2018, respectively.

2019 Convertible Notes

During the year ended June 30, 2019, Bassani converted $150,000 of his deferred compensation into a 2019 Deferred Compensation Convertible Promissory Note. The 2019 Convertible Note accrues interest at 4% per annum and is due and payable on May 31, 2021 and as of September 30, 2019 the 2019 Convertible Note and accrued interest was $152,268. The 2019 Convertible Note (including accrued interest), is convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one half warrant to purchase a share of the Company’s common stock, at an initial price of $0.50 per Unit. The warrant contained in the Unit shall be exercisable at $0.75 per share until December 31, 2021. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore no beneficial conversion feature exists. The Company recorded interest expense of $1,877 and nil for the three months ended September 30, 2019 and 2018, respectively.

8.       STOCKHOLDERS' EQUITY:

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

During the years ended June 30, 2019 and 2018, the Company declared dividends of $2,000 and $2,000 respectively. During the three months ended September 30, 2019, the Company declared dividends of $500. At September 30, 2019, accrued dividends payable are $16,500. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the three months ended September 30, 2019, the Company issued 29,000 shares of the Company’s common stock at prices ranging from $0.48 to $0.75 per share for services valued at $16,350 in the aggregate, to two consultants.

During the three months ended September 30, 2019, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the three months ended September 30, 2019, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 301,914 units for total proceeds of $150,957, net proceeds of $141,361 after commissions. The Company allocated the proceeds from the 301,914 shares and the 301,914 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $6,751 was allocated to the warrants and $144,206 was allocated to the shares, and both were recorded as additional paid in capital.

Warrants:

As of September 30, 2019, the Company had approximately 17 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.93, and the weighted-average remaining contractual life as of September 30, 2019 is 3.2 years.

During the three months ended September 30, 2019, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the three months ended September 30, 2019, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 301,914 units for total proceeds of $150,957, net proceeds of $141,361 after commissions. The Company allocated the proceeds from the 301,914 shares and the 301,914 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $6,751 was allocated to the warrants and $144,206 was allocated to the shares, and both were recorded as additional paid in capital.

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

The Company recorded compensation expense related to employee stock options of nil and $95,500 for the three months ended September 30, 2019 and 2018, respectively. The Company granted nil and 325,000 options during the three months ended September 30, 2019 and 2018, respectively.

The fair value of the options granted during the three months ended September 30, 2019 and 2018 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, September 30, 2019	Range, September 30, 2019	Weighted Average, September 30, 2018	Range, September 30, 2018
Volatility	—%	—%	70%	63%-76%
Dividend yield	—	—	—	—
Risk-free interest rate	—%	—%	2.73%	2.68%-2.78%
Expected term (years)	—	—	3.9	3.4 to 4.3

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

A summary of option activity under the 2006 Plan for the three months ended September 30, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2019	7,411,600	$1.08	3.1	$20,375
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2019	7,411,600	$1.08	2.9	$—
Exercisable at September 30, 2019	7,411,600	$1.08	2.9	$—

The following table presents information relating to nonvested stock options as of September 30, 2019:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2019	—	$—
Granted	—	—
Vested	—	—
Nonvested at September 30, 2019	—	$—

The total fair value of stock options that vested during the three months ended September 30, 2019 and 2018 was nil and $80,500 respectively. As of September 30, 2019, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three months ended September 30, 2019 and 2018 are as follows:

	Three months ended September 30, 2019	Three months ended September 30, 2018
General and administrative:
Change in fair value from modification of option terms	$—	$211,185
Change in fair value from modification of warrant terms	—	118,233
Fair value of stock options expensed	—	69,625
Total	$—	$399,043

Research and development:
Change in fair value from modification of option terms	$—	$11,115
Change in fair value from modification of warrant terms	—	44,793
Fair value of stock options expensed	—	25,875
Total	$—	$81,783

9.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 30, 2019, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($453,445, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, are secured by portions of Bassani’s January 2015 Convertible Note and Bassani’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2020.

As of September 30, 2019, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($49,914 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2020.

As of September 30, 2019, the Company has an interest bearing, secured promissory note for $30,000 ($31,394 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. The warrants have a 75% exercise bonus. The promissory note bears interest at 4% per annum, is secured by $30,000 of Smith’s January 2015 Convertible Note. The secured promissory note is payable on July 1, 2020.

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2019). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of January 2015 Convertible Note (Note 7) and as of September 30, 2019 the accrued interest was $13,940.

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

As of September 30, 2019, the execution/exercise bonuses ranging from 50-90% were applicable to 7,239,600 of the Company’s outstanding options and 12,032,095 of the Company’s outstanding warrants.

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

11.       RELATED PARTY TRANSACTIONS:

The Coalition for Affordable Bay Solutions (“CABS”), a not-for-profit organization that engages in political and legislative lobbying and educational activities regarding the competitive bidding procurement and nutrient credit trading program in Pennsylvania (and elsewhere), shares certain key management members with the Company.

During the three months ended September 30, 2019 and 2018, respectively, the Company received nil and $30,000 for expense reimbursements from CABS, respectively. During the three months ended September 30, 2019 and 2018, respectively, the Company paid CABS $12,900 and nil, respectively for consulting expenses. The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the three months ended September 30, 2018.

12.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2019 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2019 through November 7, 2019, the Company has sold 900,000 Units of its securities at $0.50 per Unit for aggregate consideration of $450,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2020.

From October 1, 2019 through November 7, 2019, Bassani was repaid $20,000 he had loaned the Company for working capital requirements.

From October 1, 2019 through November 7, 2019, the Company paid CABS $14,200 for consulting expenses.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2019.

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed herein with the Company’s Form 10-K for the year ended June 30, 2019.

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

Currently, our research and development activities are underway to improve, update and commercialization of our 3G Tech systems (which is ready to be implemented) during the current fiscal year to meet the needs of CAFOs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable by-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs

Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) development of new state-of-the-art large-scale waste treatment facilities in joint ventures with large CAFO’s (and other agricultural industry parties) in strategic locations (“Projects”) ( some of these may be Integrated Projects) with multiple revenue streams; 2) installation of Bion systems ( some of which may generate verified nutrient reduction credits and revenues from the production of renewable energy and coproducts) to retrofit and environmentally remediate existing large scale CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay, on CAFO projects in the mid-west involving various species, and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2019. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date.

PA1 is currently maintaining the Kreider 1 System pending development of a more robust market for its nutrient reductions and/or its potential inclusion within the Kreider 2 Project discussed below.

Bion continues its pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application during the current fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold while certain matters are resolved between the EPA and Pennsylvania and pending development of a robust market for nutrient reductions in Pennsylvania. The Company anticipates it will submit an amended or new application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the coming calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the current 2020 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

The Company believes that: i) the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii) Senate Bill 575 (introduced in April 2019 as successor to prior SB 799 (which was passed by PA Senate during January 2018 but was not voted on in the House)) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. SB 575 was passed by the PA Senate earlier this year and introduced in the PA House which is scheduled to be taken up the bill during its Fall 2019 session which is now underway. Such legislation (which has bi-partisan support), if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there is opposition to SB 575 (as was the case for SB 799 and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 575 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion will also pursue the opportunities related to development of Projects (including Integrated Projects) which are likely to involve joint ventures with large livestock producers who can utilize the benefits of the ‘sustainable branding’ that Bion technology can facilitate for products produced utilizing its technology. Integrated Projects will include large CAFOs (such as large poultry facilities, dairy complexes, beef cattle feed lots and/or hog farms) with Bion waste treatment/resource recovery system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species), while recovering renewable energy and/or value-added fertilizer/soil amendment products, integrated to various degrees with CAFO end product users/processing facilities, and/or potentially in some locations, a biofuel/ethanol plant. Such Integrated Projects will involve large CAFOs with Bion waste treatment/resource recovery modules on a single site and/or on sites within an approximately 30-mile radius. Bion believes its 3G technology platform will allow integration of large-scale CAFO's with end product processors (and/or potentially biofuel production), together with renewable energy production and co-product recovery from the waste streams, and on-site energy utilization in a relatively 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, feed producers (corn growers and/or biofuel plants) and end product processors. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

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

The Company’s audited financial statements for the years ended June 30, 2019 and 2018 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2019 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $562,000 and $941,000 for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company had a working capital deficit and a stockholders’ deficit of approximately $11,224,000 and $15,119,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Recent Accounting Pronouncements:

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees and was adopted by the Company effective July 1, 2019. Under this guidance, payments to nonemployees is aligned with the requirements for share based payments granted to employees. The adoption of this guidance did not have a material impact on the Company’s financial statements as previously issued share-based payments to nonemployees had already reached a measurement date.

THREE MONTHS ENDED SEPTEMBER 30, 2019 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018

Revenue

Total revenues were nil for both the three months ended September 30, 2019 and 2018, respectively.

General and Administrative

Total general and administrative expenses were $320,000 and $678,000 for the three months ended September 30, 2019 and 2018, respectively.

General and administrative expenses, excluding stock-based compensation charges of nil and $399,000, were $320,000 and $279,000 for the three months ended September 30, 2019 and 2018, respectively, representing a $41,000 increase. Salaries and related payroll tax expenses were $61,000 and $67,000 for the three months ended September 30, 2019 and 2018, respectively. Consulting costs were $116,000 and $84,000 for the three months ended September 30, 2019 and 2018, respectively, representing a $32,000 increase due to the absence of the $30,000 reimbursement from CABS during the three months ended September 30, 2018 for prior consulting expenses. Investor relation expenses were $24,000 and $5,000 for the three months ended September 30, 2019 and 2018, respectively. The increased activity is due to the engagement of an investor relations firm during the three months ended September 30, 2019.

General and administrative stock-based employee compensation for the three months ended September 30, 2019 and 2018 consists of the following:

	Three months ended September 30, 2019	Three months ended September 30, 2018
General and administrative:
Change in fair value from modification of option terms	$—	$211,000
Change in fair value from modification of warrant terms	—	118,000
Fair value of stock options expensed under ASC 718	—	70,000
Total	$—	$399,000

Stock-based compensation charges were nil and $399,000 for the three months ended September 30, 2019 and 2018, respectively. Compensation expense relating to the change in fair value from the modification of option terms was nil and $211,000 for the three months ended September 30, 2019 and 2018, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee during the three months ended September 30, 2018. During the three months ended September 30, 2019 and 2018, respectively, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of nil and $118,000, respectively, in non-cash compensation. The fair value of stock options expensed for the three months ended September 30, 2019 and 2018 was nil and $70,000, respectively. The Company granted nil and 325,000 options during the three months ended September 30, 2019 and 2018, respectively, of which nil and 175,000 were fully vested at grant date during the three months ended September 30, 2019 and 2018, respectively.

Depreciation

Total depreciation expense was $347 and $436 for the three months ended September 30, 2019 and 2018, respectively.

Research and Development

Total research and development expenses were $123,000 and $170,000 for the three months ended September 30, 2019 and 2018, respectively.

Research and development expenses, excluding stock-based compensation expenses of nil and $82,000 were $123,000 and $88,000 for the three months ended September 30, 2019 and 2018, respectively, representing a $35,000 increase. Salaries and related payroll tax expenses were $20,000 for both the three months ended September 30, 2019 and 2018, respectively. Consulting costs were $54,000 and $49,000 for the three months ended September 30, 2019 and 2018, respectively. The Company also incurred $30,000 and $10,000 for the three months ended September 30, 2019 and 2018, respectively in the development of a new pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the three months ended September 30, 2019 and 2018 consists of the following:

	Three months ended September 30, 2019	Three months ended September 30, 2018
Research and development:
Change in fair value from modification of option terms	$—	$11,000
Change in fair value from modification of warrant terms	—	45,000
Fair value of stock options expensed under ASC 718	—	26,000
Total	$—	$82,000

Stock-based compensation expenses were nil and $82,000 for the three months ended September 30, 2019 and 2018, respectively. The compensation expense of nil and $11,000 for the three months ended
September 30, 2019 and 2018, respectively, is due to the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during the three months ended September 30, 2018. During the three months ended September 30, 2018, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $45,000 in non-cash compensation. The Company expensed nil and $26,000 for the fair value of stock options that vested during the three months ended September 30, 2019 and 2018, respectively. The Company granted nil and 325,000 options during the three months ended September 30, 2019 and 2018, respectively, of which 175,000 options were fully vested during the three months ended September 30, 2018, and a portion of the stock compensation was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $444,000 and $848,000 for the three months ended September 30, 2019 and 2018, respectively.

Other Expense

Other expense was $118,000 and $92,000 for the three months ended September 30, 2019 and 2018, respectively. Interest expense related to the Pennvest loan was $62,000 and $53,000 for the three months ended September 30, 2019 and 2018, respectively, an increase of $9,000. Interest on deferred compensation and convertible notes payable was higher during the three months ended September 30, 2019 due to higher overall balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $500 and $3,000 for the three months ended September 30, 2019 and 2018, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $561,000 and $937,000 for the three months ended September 30, 2019 and 2018, respectively, and the net loss per basic common share was $0.02 and $0.04 for the three months ended September 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2019 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2019, the Company had cash of approximately $75,000. During the three months ended September 30, 2019, net cash used in operating activities was $151,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the three months ended September 30, 2019, the Company received gross cash proceeds of $160,000 from the sale of 319,914 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2020. The Company paid cash commissions related to the sale of units of $10,000. The Company received proceeds from loans from affiliates of $35,000 during the three months ended September 30, 2019.

As of September 30, 2019 the Company has debt obligations consisting of: a) deferred compensation of $1,078,000, b) convertible notes payable – affiliates of $3,849,000, and, c) a loan payable and accrued interest of $9,374,000 (owed by PA1).

Plan of Operations and Outlook

As of September 30, 2019, the Company had cash of approximately $75,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past six years (fiscal years 2014 through 2019), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the year ended June 30, 2019). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2018 and 2019 and the Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of September 30, 2019. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of September 30, 2019, such deferrals totaled approximately $4,927,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the three months ended September 30, 2019 the Company raised gross proceeds of approximately $160,000 through the sale of its securities and paid commissions of approximately $10,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions and/or its potential inclusion within the Kreider 2 Project discussed above.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

The Company is currently operating the Kreider 1 System in a limited manner pending development of a more robust market for its nutrient reductions and/or its potential inclusion within the Kreider 2 Project discussed below.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2019 the Company sold the following restricted securities: a) 29,000 shares issued to entities for services, valued at $16,500.  During the quarter ended September 30, 2019, the Company sold 18,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase half a share of the Company’s restricted common stock at $0.75 until December 31, 2020 and received gross proceeds of $9,000 and net proceeds of $8,100.  During the quarter ended September 30, 2019, the Company also sold 301,914 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2020 and received gross proceeds of $150,957 and net proceeds of $141,361.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 12, 2019	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 12, 2019	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer

