Form 10-Q
period 2019-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2020-02-07
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On January 23, 2020, there were 30,245,005 Common Shares issued and 29,540,696 Common Shares outstanding.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(unaudited)
ASSETS

Current assets:
Cash	$469,164	$41,335
Prepaid expenses	—	8,005
Deposits and other receivables	1,000	1,000

Total current assets	470,164	50,340

Property and equipment, net (Note 3)	1,922	2,616

Total assets	$472,086	$52,956

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$701,299	$715,554
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $37,000 and $36,000, respectively (Note 8)	34,400	33,400
Deferred compensation (Note 5)	537,119	874,162
Loan payable and accrued interest (Note 6)	9,444,576	9,303,270

Total current liabilities	10,717,394	10,926,386

Convertible notes payable - affiliates (Note 7)	4,523,210	3,801,168

Total liabilities	15,240,604	14,727,554

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized, no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value, 60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 30,195,005 and 28,068,688 shares issued, respectively; 29,490,696 and 27,364,379 shares outstanding, respectively	—	—
Additional paid-in capital	111,239,449	110,126,802
Subscription receivable - affiliates (Note 9)	(504,650)	(504,650)
Accumulated deficit	(125,551,452)	(124,346,158)

	(14,816,653)	(14,724,006)

Noncontrolling interest	48,135	49,408

Total deficit	(14,768,518)	(14,674,598)

Total liabilities and deficit	$472,086	$52,956

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

	Three months ended			Three months ended
	December 31,			December 31,
	2019	2018		2019		2018

Revenue		$-		$-		$-		$-

Operating expenses:

General and administrative (including stock-based compensation (Note 8))	387,526		289,599		707,754		967,489
Depreciation	347		259		694		695
Research and development (including stock-based compensation (Note 8))	114,454		114,192		237,779		283,913

Total operating expenses	502,327		404,050		946,227		1,252,097

Loss from operations	(502,327)		(404,050)		(946,227)		(1,252,097)

Other expense:
Interest expense	142,738		97,304		260,340		189,800

Total other expense	142,738		97,304		260,340		189,800

Net loss	(645,065)		(501,354)		(1,206,567)		(1,441,897)

Net loss attributable to the noncontrolling interest	768		523		1,273		3,692

Net loss applicable to Bion's common stockholders	$(644,297)		$(500,831)		$(1,205,294)		$(1,438,205)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.02)		$(0.02)		$(0.04)		$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	28,804,007		26,382,778		28,135,409		26,021,254

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ' EQUITY (DEFICIT)

SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

Six months ended December 31, 2018
	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2018	—	—	—	—	25,939,892	—	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)
Issuance of common stock for services	—	—	—	—	25,718	—	13,904	—	—	—	13,904
Vesting of options for services	—	—	—	—	—	—	118,000	—	—	—	118,000
Modification of options	—	—	—	—	—	—	222,300	—	—	—	222,300
Sale of units	—	—	—	—	954,733	—	477,365	—	—	—	477,365
Commissions on sale of units	—	—	—	—	1,028	—	(44,436)	—	—	—	(44,436)
Modification of warrants	—	—	—	—	—	—	166,776	—	—	—	166,776
Issuance of warrants	—	—	—	—	—	—	336,250	(330,000)	—	—	6,250
Conversion of debt and liabilities	—	—	—	—	200,000	—	100,000	—	—	—	100,000
Net loss	—	—	—	—	—	—	—		(1,438,205)	(3,692)	(1,441,897)
Balances, December 31, 2018	—	$—	—	$—	27,121,371	$—	$109,507,489	$(504,650)	$(123,130,161)	$50,646	$(14,076,676)

Six months ended December 31, 2019
	Bion's Shareholders'
	Series A Preferred Stock			Series C Preferred Stock	Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	$110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)

Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Vesting of options for services	—	—	—	—	—	—	99,500	—	—	—	99,500
Sale of units	—	—	—	—	1,954,001	—	977,000	—	—	—	977,000
Commissions on sale of units	—	—	—	—	—	—	(87,200)	—	—	—	(87,200)
Modification of warrants	—	—	—	—	—	—	35,339	—	—	—	35,339
Conversion of debt and liabilities	—	—	—	—	143,316	—	71,658	—	—	—	71,658
Net loss	—	—	—	—	—	—	—	—	(1,205,294)	(1,273)	(1,206,567)
Balances, December 31, 2019	—	$—	—	$—	30,195,005	$—	$111,239,449	$(504,650)	$(125,551,452)	$48,135	$(14,768,518)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,206,567)	$(1,441,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	694	695
Accrued interest on loan payable, deferred compensation and other	278,268	203,632
Stock-based compensation	115,850	527,230
Decrease in prepaid expenses	8,005	5,866
Increase (decrease) in accounts payable and accrued expenses	38,575	(62,989)
Increase in deferred compensation	288,204	355,800

Net cash used in operating activities	(476,971)	(411,663)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(958)
Net cash used in investing activities	—	(958)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	977,000	477,365
Commissions on sale of units	(87,200)	(44,436)
Repayment of loans payable - affiliates	(20,000)	—
Proceeds from loans payable - affiliates	35,000	—

Net cash provided by financing activities	904,800	432,929

Net increase in cash	427,829	20,308

Cash at beginning of period	41,335	22,013

Cash at end of period	$469,164	$42,321

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Shares issued for warrant exercise commissions	$—	$514
Purchase of warrants for subscription receivable - affiliates	$—	$330,000
Conversion of debt and liabilities	$71,658	$100,000
Warrants issued for unit commissions	$—	$4,850
Conversion of deferred compensation into notes payable - related party	$636,081	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

1.       ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc. (“Bion” or “We” or the “Company”) was incorporated in 1987 in the State of Colorado and has developed and continues to develop patented and proprietary technology and business models that provide comprehensive environmental solutions to a significant source of pollution in United States agriculture, large scale livestock facilities known as Concentrated Animal Feeding Operations (“CAFO’s”). Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (nitrogen and phosphorus)--- in organic and conventional form-- and clean water. Bion’s technologies (and applications related thereto) produce substantial reductions of nutrient releases (primarily nitrogen and phosphorus) to both water and air (including ammonia, which is subsequently re-deposited to the ground) from livestock waste streams based upon our operations and research to date (and third-party peer review thereof). Our technology simultaneously enables the documentation of the remediation efforts thereby providing the basis for product branding which addresses consumer concerns regarding sustainability and food safety. We are continually involved in research and development to upgrade and improve our technology and technology applications, including integration with third party technology.

Additionally, Bion’s patented and propriety technology can provide comprehensive and cost-effective treatment of livestock waste onsite (and/or at nearby locations) while it is still concentrated and before it contaminates air, soil, groundwater aquifers and/or downstream waters, and, in certain configurations, can be optimized to maximize recovery of marketable nutrients for potential use as fertilizer (organic and/or inorganic) and/or feed additives plus renewable energy (and related environmental credits).

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

The Company’s efforts have also focused on development of business models which can facilitate the implementation of its technologies and technology platform in manners which can increase decrease the ‘environmental footprint’ of enterprises which implement our technology while increasing the sustainability and potential economic returns.

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

The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion currently intends to pursue the international opportunities primarily through the use of consultants with existing relationships in target countries. At this time, our primary focus is on category 2) above using our 3G Tech to develop new (or expanded) large-scale Projects with strategic partners (including the Kreider 2 Project) on a joint venture (or other participating contractual form) basis. Bion’s business model opens up the opportunity for JV’s in various forms based upon the revenue generated by our 3G Tech platform from nutrient reductions, fertilizer co-products and renewable natural gas (which revenue streams will be secured through long term take-off agreements for each of these co-products) providing initial support for financing of required capital expenditures (whether equity or debt).We anticipate that these revenue streams will be supplemented by revenue realized from long-term premium pricing resulting from the sustainable branding opportunity. We believe that the branding opportunity may provide the single largest contribution to the economic opportunity over time.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2019. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of the Kreider 1 System) may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

Kreider Farms – 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with a commercial large scale 3G Tech project at Kreider Farms. Having recently received a Notice of Allowance of the initial 3G Tech patent (and subsequent filings and approvals of related additional patent applications/continuations), Bion is focused on two key tasks during the first half of the 2020 calendar year that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project (and/or other Projects) later in 2020:

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

Assuming there are positive developments related to the market for nutrient reductions in Pennsylvania, the Company intends to pursue development, design and construction of the Kreider 2 poultry waste/renewable energy project with a goal of achieving operational status for its initial modules during late 2020 or the first half of 2021. However, as discussed above, this Project faces challenges related to the current limits of the existing nutrient reduction market and funding of technology-based, verifiable agricultural nutrient reductions which are anticipated to constitute the largest share of its revenues.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively, and a net loss of approximately $1,207,000 during the six months ended December 31, 2019. At December 31, 2019, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,247,000 and $14,817,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the six months ended December 31, 2019, the Company received total proceeds of approximately $977,000 from the sale of its equity securities and paid approximately $87,000 in commissions.

During fiscal years 2019 and 2018 and the first half of the fiscal year 2020, the Company continued to experience difficulty in raising equity funding. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4). During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2019, and the results of operations and cash flows of the Company for the three and six months ended December 31, 2019 and 2018. Operating results for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three and six months ended December 31, 2019 and 2018, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	December 31, 2019	December 31, 2018
Warrants	18,784,324	16,305,320
Options	7,801,600	7,152,225
Convertible debt	9,779,000	8,136,018
Convertible preferred stock	18,500	17,500

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and six months ended December 31, 2019 and 2018:

	Three months ended December 31, 2019	Three months ended December 31, 2018	Six months ended December 31, 2019	Six months ended December 31, 2018
Shares issued – beginning of period	28,417,602	26,996,148	28,068,688	25,939,892
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	27,713,293	26,291,839	27,364,379	25,235,583
Weighted average shares issued during the period	1,090,714	90,939	771,030	785,681
Diluted weighted average shares – end of period	28,804,007	26,382,778	28,135,409	26,021,264

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2019	June 30, 2019
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	173,245	173,245
	2,797,385	2,797,385
Less accumulated depreciation	(2,795,463)	(2,794,769)
	$1,922	$2,616

As of December 31, 2019, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of December 31, 2019 and believes that no impairment exists.

Depreciation expense was $347 and $259 for the three months ended December 31, 2019 and 2018, respectively and $694 and $695 for the six months ended December 31, 2019 and 2018, respectively.

4.       LOANS PAYABLE - AFFILIATES:

During the six months ended December 31, 2019, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, loaned the Company $20,000 and $15,000, respectively, for working capital needs. The loans were non-interest bearing and Bassani’s loan was repaid in cash, while Smith’s loan was converted into units of the Company at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020.

5.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $537,119 and $698,766 as of December 31, 2019 and 2018, respectively. Included in the deferred compensation balances as of December 31, 2019, are $49,318 and nil owed Bassani and Smith respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of December 31, 2018 was $396,041 and $42,541, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $415,301 and $186,700 as of December 31, 2019 and 2018, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2019 (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. During the six months ended Smith elected to convert $3,828 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 8). Bassani and Smith also elected to transfer $436,508 and $199,573, respectively, of their respective deferred compensation into their January 2015 Convertible Notes (Note 7). In connection with the agreements related to Smith’s December 31, 2019 transfer, Smith received the right to transfer future deferred compensation to his January 2015 Convertible Note at his election, The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

The Company recorded interest expense of $14,662 ($9,494 with related parties) and $8,388 ($6,596 with related parties) for the six months ended December 31, 2019 and 2018, respectively.

6.       LOAN PAYABLE:

PA1, the Company’s wholly-owned subsidiary, owes $9,444,576 as of December 31, 2019 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,690,576 as of December 31, 2019. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $4,273,000 in fiscal years 2013 through 2019, and $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 and $60,408 for the three months ended December 31, 2019 and 2018, respectively. The Company has incurred interest expense related to the Pennvest Loan of $123,444 and $113,747 for the six months ended December 31, 2019 and 2018, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2019.

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

7.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

January 2015 Convertible Notes

The January 2015 Convertible Notes accrue interest at 4% per annum and effective September 30, 2018 are due and payable on July 1, 2021. The January 2015 Convertible Notes (including accrued interest, plus all future deferred compensation), are convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one half warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until December 31, 2020. The warrant contained in the Unit shall be exercisable at $1.00 per share until December 31, 2020. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of December 31, 2019, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,207,458, $1,118,138 and $453,886, respectively. As of December 31, 2018, the January 2015 Convertible Note balances, including accrued interest, owed Bassani, Smith and Schafer were $1,698,873, $882,202 and $438,816, respectively. The Company recorded interest expense of $31,354 and $26,247 for the three months ended December 31, 2019 and 2018, respectively. The Company recorded interest expense of $71,870 and $52,495 for the six months ended December 31, 2019 and 2018, respectively.

During the six months ended December 31, 2019, Bassani and Smith each elected to transfer $436,508 and $199,573, respectively, from deferred compensation owed them to their January 2015 Convertible Notes. Also during the six months ended December 31, 2019, Smith agreed to extend the maturity date of his January 2015 Convertible Notes until July 1, 2022.

During the year ended June 30, 2019, the Company agreed to sell Bassani and Smith, 3,000,000 and 300,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is payable with secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which are secured by portions of their January 2015 Convertible Notes (Note 9). The promissory notes accrue interest at 4% per annum and as of December 31, 2019 the accrued interest owed by Bassani and Smith is $16,964 and $1,696, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, originally had maturity dates of December 31, 2017 but during the year ended June 30, 2019 the maturity dates were extended to July 1, 2021, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. During the year ended June 30, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same. One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani. During the year ended June 30, 2019, with the Company’s approval, Bassani sold $300,000 of his second replacement note to a Shareholder with all the terms remaining the same.

The balances of the September 2015 Convertible Notes as of December 31, 2019, including accrued interest owed Bassani, Schafer and Shareholder, are $162,808, $19,206 and $407,964, respectively. The balances of the September 2015 Convertible Notes as of December 31, 2018, including accrued interest, were $157,141, $18,554 and $392,544, respectively.

The Company recorded interest expense of $5,365 and $5,410 for the three months ended December 31, 2019 and 2018, respectively. The Company recorded interest expense of $10,731 and $10,420 for the six months ended December 31, 2019 and 2018, respectively.

2019 Convertible Notes

During the year ended June 30, 2019, Bassani converted $150,000 of his deferred compensation into a 2019 Deferred Compensation Convertible Promissory Note. The 2019 Convertible Note accrues interest at 4% per annum and is due and payable on May 31, 2021 and as of December 31, 2019 the 2019 Convertible Note and accrued interest was $153,750. The 2019 Convertible Note (including accrued interest), is convertible, at the sole election of the noteholder, into Units consisting of one share of the Company’s common stock and one-half warrant to purchase a share of the Company’s common stock, at an initial price of $0.50 per Unit. The warrant contained in the Unit shall be exercisable at $0.75 per share until December 31, 2021. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. The Company recorded interest expense of $1,482 and nil for the three months ended December 31, 2019 and 2018, respectively. The Company recorded interest expense of $3,359 and nil for the six months ended December 31, 2019 and 2018, respectively.

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

During the years ended June 30, 2019 and 2018, the Company declared dividends of $2,000 and $2,000 respectively. During the six months ended December 31, 2019, the Company declared dividends of $1,000. At December 31, 2019, accrued dividends payable are $17,000. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the six months ended December 31, 2019, the Company issued 29,000 shares of the Company’s common stock at prices ranging from $0.48 to $0.75 per share for services valued at $16,350 in the aggregate, to two consultants.

During the six months ended December 31, 2019, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions of $900. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2019, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 1,936,001 units for total proceeds of $968,000, net proceeds of $881,700 after commissions of $86,300. The Company allocated the proceeds from the 1,936,001 shares and the 1,936,001 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $47,098 was allocated to the warrants and $920,902 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2018, Smith elected to convert deferred compensation, loan payable - affiliates and accounts payable of $3,828, $15,000 and $52,830, respectively, into an aggregate 143,316 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020.

Warrants:

As of December 31, 2019, the Company had approximately 18.8 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.84, and the weighted-average remaining contractual life as of December 31, 2019 is 2.8 years.

During the six months ended December 31, 2019, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions of $900. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2019, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 1,936,001 units for total proceeds of $968,000, net proceeds of $881,700 after commissions of $86,300. The Company allocated the proceeds from the 1,936,001 shares and the 1,936,001 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $47,098 was allocated to the warrants and $920,902 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2019, the Company agreed to extend the expiration dates of 740,551 warrants owned by certain individuals which were scheduled to expire at December 31, 2019. The Company recorded interest expense related to the modification of the warrants of $35,339.

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

The Company recorded compensation expense related to employee stock options of $99,500 and $22,500 for the three months ended December 31, 2019 and 2018, respectively, and $99,500 and $118,000 for the six months ended December 31, 2019 and 2018, respectively. The Company granted 390,000 and 325,000 options during the six months ended December 31, 2019 and 2018, respectively.

The fair value of the options granted during the three and six months ended December 31, 2019 and 2018 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, December 31, 2019	Range, December 31, 2019	Weighted Average, December 31, 2018	Range, December 31, 2018
Volatility	68%	68 -70%	70%	63%-76%
Dividend yield	—	—	—	—
Risk-free interest rate	1.75%	1.74 – 1.75%	2.73%	2.68%-2.78%
Expected term (years)	5.0	5.0 to 5.2	3.9	3.4 to 4.3

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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2019	7,411,600	$1.08	3.1	$20,375
Granted	390,000	0.60
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2019	7,801,600	$1.06	2.8	$—
Exercisable at December 31, 2019	7,801,600	$1.06	2.8	$—

The following table presents information relating to nonvested stock options as of December 31, 2019:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2019	—	$—
Granted	390,000	0.26
Vested	(390,000)	0.26
Nonvested at December 31, 2019	—	$—

The total fair value of stock options that vested during the six months ended December 31, 2019 and 2018 was $99,500 and $80,500 respectively. As of December 31, 2019, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and six months ended December 31, 2019 and 2018 are as follows:

	Three months ended December 31, 2019	Three months ended December 31, 2018	Six months ended December 31, 2019	Six months ended December 31, 2018
General and administrative:
Change in fair value from modification of option terms	$—	$—	$—	$211,185
Change in fair value from modification of warrant terms	—	—	—	118,233
Fair value of stock options expensed	92,000	22,500	92,000	92,125
Total	$92,000	$22,500	$92,000	$421,543

Research and development:
Change in fair value from modification of option terms	$—	$—	$—	11,115
Change in fair value from modification of warrant terms	—	—	—	44,793
Fair value of stock options expensed	7,500	—	7,500	25,875
Total	$7,500	$—	$7,500	$81,783

9.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of December 31, 2019, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($457,762, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, are secured by portions of Bassani’s January 2015 Convertible Note and Bassani’s September 2015 Convertible Notes. The secured promissory notes are payable July 1, 2020.

As of December 31, 2019, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($50,382 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and are payable on July 1, 2020.

As of December 31, 2019, the Company has an interest bearing, secured promissory note for $30,000 ($31,696 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. The warrants have a 75% exercise bonus. The promissory note bears interest at 4% per annum, is secured by $30,000 of Smith’s January 2015 Convertible Note. The secured promissory note is payable on July 1, 2020.

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2019). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of January 2015 Convertible Note (Note 7) and as of December 31, 2019, the accrued interest was $16,964.

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

As of December 31, 2019, the execution/exercise bonuses ranging from 50-90% were applicable to 7,604,600 of the Company’s outstanding options and 12,175,411 of the Company’s outstanding warrants.

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

During the three months ended December 30, 2019 and 2018, respectively, the Company received nil for expense reimbursements from CABS, respectively, while the Company received nil and $30,000 for expense reimbursements from CABS during the six months ended December 31, 2019 and 2018, respectively. During the three and six months ended December 31, 2019, the Company paid CABS $26,920 and $39,820, respectively for consulting expenses. During the three and six months ended December 31, 2018, the Company paid CABS nil for both periods. The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the six months ended December 31, 2018, while there were no such expenses for the six months ended December 31, 2019.

12.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2019 for recognition and disclosure in the financial statements and notes to the financial statements.

From January 1, 2020 through February 5, 2020, the Company has sold 50,000 Units of its securities at $0.50 per Unit for aggregate consideration of $25,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2020.

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

BUSINESS OVERVIEW

From 2014 through the current fiscal year, the Company has focused its research and development activities toward development of our 3G Tech, augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of nutrient co-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity and related credits), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams). This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities continued through the 2018 and 2019 fiscal years with increased focus on recovery of marketable ‘coproducts’ (including nutrients and renewable natural gas) and completion of development of Bion’s 3G Tech and technology platform. We believe such activities will continue at least through the 2020 calendar year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance. Such activities may include the design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below).

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2019. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

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

Bion continues its pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application during the current fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold while certain matters are resolved between the EPA and Pennsylvania and pending development of a robust market for nutrient reductions in Pennsylvania. The Company anticipates it will submit an amended or new application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the coming calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the current 2020 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

The Company believes that: i) the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii) Senate Bill 575 (introduced in April 2019 as successor to prior SB 799 (which was passed by PA Senate during January 2018 but was not voted on in the House)) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. SB 575 was passed by the PA Senate in 2019 and introduced in the PA House which is scheduled to be taken up the bill during its current session which is now underway. Such legislation (which has bi-partisan support), if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there is opposition to SB 575 (as was the case for SB 799 and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 575 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion also hopes to be able to move forward on additional Projects through 2020-2023 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2025) of approximately 10 or more Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2019 and 2018 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2019 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $1,207,000 and $1,442,000 for the six months ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,247,000 and $14,817,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2018

Revenue

Total revenues were nil for both the three months ended December 31, 2019 and 2018, respectively.

General and Administrative

Total general and administrative expenses were $388,000 and $290,000 for the three months ended December 31, 2019 and 2018, respectively.

General and administrative expenses, excluding stock-based compensation charges of $92,000 and $23,000, were $296,000 and $267,000 for the three months ended December 31, 2019 and 2018, respectively, representing a $29,000 increase. Salaries and related payroll tax expenses were $65,000 and $64,000 for the three months ended December 31, 2019 and 2018, respectively. Consulting costs were $130,000 and $119,000 for the three months ended December 31, 2019 and 2018, respectively, representing a $11,000 increase due payment of $27,000 to the Coalition for an Affordable Bay Solution during the three months ended December 31, 2019. Investor relation expenses were $18,000 and $13,000 for the three months ended December 31, 2019 and 2018, respectively.

General and administrative stock-based employee compensation for the three months ended December 31, 2019 and 2018 consists of the following:

	Three months ended December 31, 2019	Three months ended September 30, 2018
General and administrative:
Fair value of stock options expensed under ASC 718	$92,000	$23,000
Total	$92,000	$23,000

Stock-based compensation charges were $92,000 and $23,000 for the three months ended December 31, 2019 and 2018, respectively. The fair value of stock options expensed for the three months ended December 31, 2019 and 2018 was $92,000 and $23,000, respectively. The Company granted 390,000 options during the three months ended December 31, 2019 which were fully vested at grant date.

Depreciation

Total depreciation expense was $347 and $259 for the three months ended December 31, 2019 and 2018, respectively.

Research and Development

Total research and development expenses were $114,000 for both of the three months ended December 31, 2019 and 2018, respectively.

Research and development expenses, excluding stock-based compensation expenses of $8,000 and nil were $106,000 and $114,000 for the three months ended December 31, 2019 and 2018, respectively, representing a $8,000 decrease. Salaries and related payroll tax expenses were $20,000 for both the three months ended December 31, 2019 and 2018, respectively. Consulting costs were $50,000 and $66,000 for the three months ended December 31, 2019 and 2018, respectively. The Company also incurred $22,000 and $9,000 for the three months ended December 31, 2019 and 2018, respectively in the development of a new pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the three months ended December 31, 2019 and 2018 consists of the following:

	Three months ended December 31, 2019	Three months ended December 31, 2018
Research and development:
Fair value of stock options expensed under ASC 718	$8,000	$—
Total	$8,000	$—

Stock-based compensation expenses were $8,000 and nil for the three months ended December 31, 2019 and 2018, respectively. The Company granted 390,000 and nil options during the three months ended December 31, 2019 and 2018, respectively, of which all 390,000 options were fully vested during the three months ended December 31, 2019, and a portion of the stock compensation was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $502,000 and $404,000 for the three months ended December 31, 2019 and 2018, respectively.

Other Expense

Other expense was $143,000 and $97,000 for the three months ended December 31, 2019 and 2018, respectively. Interest expense of $35,000 was recorded during the three months ended December 31, 2019 due to the modification of warrant expiry dates for 740,551 warrants held by investors. Interest on deferred compensation and convertible notes payable was $10,000 higher during the three months ended December 31, 2019 due to higher overall balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $768 and $523 for the three months ended December 31, 2019 and 2018, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $644,000 and $501,000 for the three months ended December 31, 2019 and 2018, respectively, and the net loss per basic common share was $0.02 for both of the three months ended December 31, 2019 and 2018, respectively.

SIX MONTHS ENDED DECEMBER 31, 2019 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2018

Revenue

Total revenues were nil for both the six months ended December 31, 2019 and 2018, respectively.

General and Administrative

Total general and administrative expenses were $708,000 and $967,000 for the six months ended December 31, 2019 and 2018, respectively.

General and administrative expenses, excluding stock-based compensation charges of $92,000 and $421,000, were $616,000 and $546,000 for the six months ended December 31, 2019 and 2018, respectively, representing a $70,000 increase. Salaries and related payroll tax expenses were $126,000 and $131,000 for the six months ended December 31, 2019 and 2018, respectively, representing a $5,000 decrease due to lower payroll taxes during the six months ended December 31, 2018. Consulting costs were $246,000 and $203,000 for the six months ended December 31, 2019 and 2018, respectively. The increase in consulting costs is due to political consulting to further the environmental mandates in Pennsylvania. Investor relations expenses were $42,000 and $19,000 for the six months ended December 31, 2019 and 2018, representing a $23,000 increase due to the engagement of an investor relations firm during the six months ended December 31, 2019.

General and administrative stock-based employee compensation for the six months ended December 31, 2019 and 2018 consists of the following:

	Six months ended December 31, 2019	Six months ended December 31, 2018
General and administrative:
Change in fair value from modification of option terms	$—	$211,000
Change in fair value from modification of warrant terms	—	118,000
Fair value of stock options expensed under ASC 718	92,000	92,000
Total	$92,000	$421,000

Stock-based compensation charges were $92,000 and $421,000 for the six months ended December 31, 2019 and 2018, respectively. Compensation expense relating to the change in fair value from the modification of option terms was nil and $211,000 for the six months ended December 31, 2019 and 2018, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee during the six months ended December 31, 2018. During the six months ended December 31, 2018, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $118,000 in non-cash compensation, while no such warrant modifications took place during the six months ended December 31, 2019. The fair value of stock options expensed for the six months ended December 31, 2019 and 2018 was $92,000 both periods.

Depreciation

Total depreciation expense was $694 and $695 for the six months ended December 31, 2019 and 2018, respectively.

Research and Development

Total research and development expenses were $238,000 and $284,000 for the six months ended December 31, 2019 and 2018, respectively.

Research and development expenses, excluding stock-based compensation expenses of $8,000 and $82,000 were $230,000 and $202,000 for the six months ended December 31, 2019 and 2018, respectively. Salaries and related payroll tax expenses were $41,000 and $40,000 for the six months ended December 31, 2019 and 2018, respectively. Consulting costs were $104,000 and $115,000 for the six months ended December 31, 2019 and 2018, respectively.

Research and development stock-based employee compensation for the six months ended December 31, 2019 and 2018 consists of the following:

	Six Months ended December 31, 2019	Six Months ended December 31, 2018
Research and development:
Change in fair value from modification of option terms	$—	$11,000
Change in fair value from modification of warrant terms	—	45,000
Fair value of stock options expensed under ASC 718	8,000	26,000
Total	$8,000	$82,000

Stock-based compensation expenses were $8,000 and $82,000 and for the six months ended December 31, 2019 and 2018, respectively. The compensation expense of $11,000 for the six months ended December 31, 2018 was for the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during those periods. During the six months ended December 31, 2018, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $45,000 in non-cash compensation. The Company expensed $8,000 and $26,000 for the fair value of stock options that vested during the six months ended December 31, 2019 and 2018.

Loss from Operations

As a result of the factors described above, the loss from operations was $946,000 and $1,252,000 for the six months ended December 31, 2019 and 2018, respectively.

Other Expense

Other expense was $260,000 and $190,000 for the six months ended December 31, 2019 and 2018, respectively. Interest expense related the Pennvest Loan was $123,000 and $114,000 for the six months ended December 31, 2019 and 2018, respectively, while interest expense related to deferred compensation and convertible notes was $101,000 and $71,000 for the six months ended December 31, 2019 and 2018, respectively. Additionally, interest expense of $35,000 and $4,000 was recorded during the six months ended December 31, 2019 and 2018, respectively, due to the modification of warrant expiry dates for warrants held by investors.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 and $4,000 for the six months ended December 31, 2019 and 2018, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,205,000 and $1,438,000 for the six months ended December 31, 2019 and 2018, respectively, and the net loss per basic common share was $0.04 and $0.06 for the six months ended December 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2019 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2019 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2019, the Company had cash of approximately $469,000. During the six months ended December 31, 2019, net cash used in operating activities was $477,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the six months ended December 31, 2019, the Company received gross cash proceeds of $977,000 from the sale of 1,954,001 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2020. The Company paid cash commissions related to the sale of units of $87,000. The Company received proceeds from loans from affiliates of $35,000 during the six months ended December 31, 2019 and used $20,000 to repay such loans during the same period.

As of December 31, 2019, the Company has debt obligations consisting of: a) deferred compensation of $537,000, b) convertible notes payable – affiliates of $4,523,000, and, c) a loan payable and accrued interest of $9,445,000 (owed by PA1).

Plan of Operations and Outlook

As of December 31, 2019, the Company had cash of approximately $469,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past six years (fiscal years 2014 through 2019), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the year ended June 30, 2019). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2018 and 2019 and the first six (6) months of fiscal year 2020. The Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of December 31, 2019. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of December 31, 2019, such deferrals totaled approximately $5,060,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the six months ended December 31, 2019 the Company raised gross proceeds of approximately $977,000 through the sale of its securities and paid commissions of approximately $87,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1's proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

Currently, Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) installation of Bion systems ( some of which may generate verified nutrient reduction credits and revenues from the production of renewable energy and byproducts) to retrofit and environmentally remediate existing CAFOs ("Retrofits") in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, Great Lakes Basin states, and/or other states and watersheds facing EPA 'total maximum daily load' ("TMDL") issues, and/or b) where CAFO's need our technology to obtain permits to expand or develop without negative environmental consequences; 2) development of new state-of-the-art large scale waste treatment facilities in joint ventures with large CAFO’s in strategic locations ("Projects") ( some of these may be Integrated Projects as described below) with multiple revenue streams, and 3) licensing and/or joint venturing of Bion's technology and applications (primarily) outside North America commencing during the 2020 calendar year. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion's efforts are focused on such political and regulatory matters. Bion is currently pursuing the international opportunities primarily through the use of consultants with existing relationships in target countries. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay faced by the Commonwealth of Pennsylvania and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project'). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model. The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2018 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy – including the Kreider Dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion's 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status of its initial modules during the 2020 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the 2020 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

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

Bion also hopes to be able to move forward on additional Projects through 2020-23 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2025) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2019. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1's proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 180 days.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2019.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2019 the Company sold the following restricted securities: a) 1,634,087 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2020 and received gross proceeds of $817,044 and net proceeds of $740,340.   During the three months ended December 31, 2019, Mark A. Smith, Director and President of the Company, elected to convert a loan payable, accrued expenses and interest of $15,000, $52,830 and $3,828, respectively, into an aggregate 143,316 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2022.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 7, 2020	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 7, 2020	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer