Form 10-Q
period 2020-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2020-05-11
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

516-586-5643
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

[X] Yes[_] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On April 30, 2020, there were 30,859,005 Common Shares issued and 30,154,694 Common Shares outstanding.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	5
	Consolidated financial statements (unaudited):
	Balance sheets	4
	Statements of operations	5
	Statement of changes in equity (deficit)	6-7
	Statements of cash flows	8
	Notes to unaudited consolidated financial statements	9-26

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

	Signatures	46

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

PART I – FINANCIAL INFORMATION

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(unaudited)
ASSETS

Current assets:
Cash	$356,619	$41,335
Prepaid expenses	3,983	8,005
Deposits and other receivables	1,000	1,000

Total current assets	361,602	50,340

Property and equipment, net (Note 3)	1,575	2,616

Total assets	$363,177	$52,956

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$719,919	$715,554
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $37,500 and $36,000, respectively (Note 8)	34,900	33,400
Deferred compensation (Note 5)	652,367	874,162
Loan payable and accrued interest (Note 6)	9,506,298	9,303,270

Total current liabilities	10,913,484	10,926,386

Convertible notes payable - affiliates (Note 7)	4,559,520	3,801,168

Total liabilities	15,473,004	14,727,554

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—
Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 30,559,005 and 28,068,688 shares issued, respectively; 29,854,696
and 27,364,379 shares outstanding, respectively	—	—
Additional paid-in capital	111,405,399	110,126,802
Subscription receivable - affiliates (Note 9)	(504,650)	(504,650)
Accumulated deficit	(126,058,195)	(124,346,158)

Total Bion’s stockholder deficit	(15,157,446)	(14,724,006)

Noncontrolling interest	47,619	49,408

Total deficit	(15,109,827)	(14,674,598)

Total liabilities and deficit	$363,177	$52,956

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock-based compensation (Note 8))	268,771	305,137	976,525	1,272,626
Depreciation	347	271	1,041	966
Research and development (including stock-based compensation (Note 8))	135,057	103,529	372,836	387,442

Total operating expenses	404,175	408,937	1,350,402	1,661,034

Loss from operations	(404,175)	(408,937)	(1,350,402)	(1,661,034)

Other expense:
Interest expense	103,084	100,282	363,424	290,082

Total other expense	103,084	100,282	363,424	290,082

Net loss	(507,259)	(509,219)	(1,713,826)	(1,951,116)

Net loss attributable to the noncontrolling interest	516	505	1,789	4,197

Net loss applicable to Bion's common stockholders	$(506,743)	$(508,714)	$(1,712,037)	$(1,946,919)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$(0.01)	$(0.06)	$(0.07)

Weighted-average number of common shares outstanding:
Basic and diluted	29,640,938	26,842,776	28,633,602	26,291,097

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS ' EQUITY (DEFICIT)

NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

Nine months ended March 31, 2019	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2018	—	—	—	—	25,939,892	—	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)
Issuance of common stock for services	—	—	—	—	70,042	—	45,256	—	—	—	45,256
Vesting of options for services	—	—	—	—	—	—	123,250	—	—	—	123,250
Modification of options	—	—	—	—	—	—	222,300	—	—	—	222,300
Sale of units	—	—	—	—	1,584,733	—	792,365	—	—	—	792,365
Commissions on sale of units	—	—	—	—	1,028	—	(53,437)	—	—	—	(53,437)
Modification of warrants	—	—	—	—	—	—	170,526	—	—	—	170,526
Issuance of warrants	—	—	—	—	—	—	336,250	(330,000)	—	—	6,250
Conversion of debt and liabilities	—	—	—	—	200,000	—	100,000	—	—	—	100,000
Net loss	—	—	—	—	—	—	—		(1,946,919)	(4,197)	(1,951,116)
Balances, March 31, 2019	—	$—	—	$—	27,795,695	$—	$109,853,840	$(504,650)	$(123,638,875)	$50,141	$(14,239,544)

Nine months ended March 31, 2020	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec-	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	-eivables for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	$110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)

Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Vesting of options for services	—	—	—	—	—	—	99,500	—	—	—	99,500
Sale of units	—	—	—	—	2,318,001	—	1,159,000	—	—	—	1,159,000
Commissions on sale of units	—	—	—	—	—	—	(105,400)	—	—	—	(105,400)
Modification of warrants	—	—	—	—	—	—	36,239	—	—	—	36,239
Issuance of warrants	—	—	—	—	—	—	1,250	—	—	—	1,250
Conversion of debt and liabilities	—	—	—	—	143,316	—	71,658	—	—	—	71,658
Net loss	—	—	—	—	—	—	—	—	(1,712,037)	(1,789)	(1,713,826)
Balances, March 31, 2020	—	$—	—	$—	30,559,005	$—	$111,405,399	$(504,650)	$(126,058,195)	$47,619	$(15,109,827)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,713,826)	$(1,951,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,041	966
Accrued interest on loan payable, deferred compensation and other	381,536	308,957
Stock-based compensation	117,100	567,582
Decrease in prepaid expenses	4,022	3,310
Increase (decrease) in accounts payable and accrued expenses	57,195	(34,189)
Increase in deferred compensation	399,616	495,200

Net cash used in operating activities	(753,316)	(609,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(2,482)
Net cash used in investing activities	—	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	1,159,000	792,365
Commissions on sale of units	(105,400)	(53,437)
Repayment of loans payable - affiliates	(20,000)	—
Proceeds from loans payable - affiliates	35,000	—

Net cash provided by financing activities	1,068,600	738,928

Net increase in cash	315,284	127,156

Cash at beginning of period	41,335	22,013

Cash at end of period	$356,619	$149,169

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Shares issued for warrant exercise commissions	$—	$514
Purchase of warrants for subscription receivable - affiliates	$—	$330,000
Conversion of debt and liabilities	$71,658	$100,000
Warrants issued for unit commissions	$10,984	$4,850
Conversion of deferred compensation into notes payable - related party	$636,081	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

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

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively, and a net loss of approximately $1,714,000 during the nine months ended March 31, 2020. At March 31, 2020, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,552,000 and $15,157,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2020, the Company received total proceeds of approximately $1,159,000 from the sale of its equity securities and paid approximately $105,000 in commissions.

During fiscal years 2019 and 2018 and the first nine months of the fiscal year 2020, the Company continued to experience difficulty in raising equity funding. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4). During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of operations (including possibly Kreider 1 operations) and/or research and development activities.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vi) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2020, and the results of operations and cash flows of the Company for the three and nine months ended March 31, 2020 and 2019. Operating results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2020.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three and nine months ended March 31, 2020 and 2019, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	March 31, 2020	March 31, 2019
Warrants	19,393,013	16,591,570
Options	7,716,600	7,106,600
Convertible debt	10,046,039	8,449,932
Convertible preferred stock	18,750	17,750

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and nine months ended March 31, 2020 and 2019:

	Three months ended March 31, 2020	Three months ended March 31, 2019	Nine months ended March 31, 2020	Nine months ended March 31, 2019
Shares issued – beginning of period	30,195,005	27,121,371	28,068,688	25,939,892
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	29,490,696	26,417,062	27,364,379	25,235,583
Weighted average shares issued during the period	150,242	425,714	1,269,223	1,055,514
Diluted weighted average shares – end of period	29,640,938	26,842,776	28,633,602	26,291,097

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	March 31, 2020	June 30, 2019
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,485	173,245
	2,795,625	2,797,385
Less accumulated depreciation	(2,794,050)	(2,794,769)
	$1,575	$2,616

As of March 31, 2020, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of March 31, 2020 and believes that no impairment exists.

Depreciation expense was $347 and $271 for the three months ended March 31, 2020 and 2019, respectively and $1,041 and $966 for the nine months ended March 31, 2020 and 2019, respectively.

4.       LOANS PAYABLE - AFFILIATES:

During the nine months ended March 31, 2020, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, loaned the Company $20,000 and $15,000, respectively, for working capital needs. The loans were non-interest bearing and Bassani’s loan was repaid in cash, while Smith’s loan was converted into units of the Company at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020.

5.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $652,367 and $874,162 as of March 31, 2020 and 2019, respectively. Included in the deferred compensation balances as of March 31, 2020, are $97,946 and $36,180 owed Bassani and Smith, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2019 was $447,019 and $79,016, respectively. The Company also owes various consultants, pursuant to various agreements, for deferred compensation of $445,741 and $244,603 as of March 31, 2020 and 2019, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. Bassani and Smith have each been granted the right to convert up to $300,000 of deferred compensation balances at a price of $0.75 per share until December 31, 2022 (to be issued pursuant to the 2006 Plan). Smith also has the right to convert all or part of his deferred compensation balance into the Company’s securities (to be issued pursuant to the 2006 Plan) “at market” and/or on the same terms as the Company is selling or has sold its securities in its then current (or most recent if there is no current) private placement. During the nine months ended March 31, 2020, Smith elected to convert $3,828 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 8). Bassani and Smith also elected to transfer $436,508 and $199,573, respectively, of their respective deferred compensation into their 2020 Convertible Obligations (formerly the January 2015 Convertible Notes) (Note 7). In connection with the agreements related to Smith’s December 31, 2019 transfer, Smith received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

The Company recorded interest expense of $18,498 ($10,301 with related parties) and $14,344 ($11,048 with related parties) for the nine months ended March 31, 2020 and 2019, respectively.

6.       LOAN PAYABLE:

PA1, the Company’s wholly-owned subsidiary, owes $9,506,298 as of March 31, 2020 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,752,298 as of March 31, 2020. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $4,273,000 in fiscal years 2013 through 2019, and $794,000 in fiscal year 2020, $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 and $59,109 for the three months ended March 31, 2020 and 2019, respectively. The Company has incurred interest expense related to the Pennvest Loan of $185,166 and $172,856 for the nine months ended March 31, 2020 and 2019, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2020.

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

7.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

2020 Convertible Obligations (formerly January 2015 Convertible Notes and 2019 Convertible Note)

The 2020 Convertible Obligations (formerly named January 2015 Convertible Notes and 2019 Convertible Notes) which accrue interest at either 4% per annum or 1% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to three quarters warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The warrant contained in the Unit shall be exercisable at $1.00 per unit until a date three years after the date of the conversion. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of March 31, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (or his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,384,820, $1,120,932 and $458,424, respectively. As of March 31, 2019, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $1,713,318, $889,703 and $442,547, respectively. The Company recorded interest expense of $30,944 and $25,677 for the three months ended March 31, 2020 and 2019, respectively. The Company recorded interest expense of $102,814 and $78,172 for the nine months ended March 31, 2020 and 2019, respectively.

During the nine months ended March 31, 2020, Bassani and Smith each elected to transfer $436,508 and $199,573, respectively, from deferred compensation owed them to their 2020 Convertible Obligations.

During the year ended June 30, 2019, the Company agreed to sell Bassani and Smith, 3,000,000 and 300,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is payable with secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which were secured by portions of their 2020 Convertible Obligations (Note 9). The promissory notes accrue interest at 4% per annum and as of March 31, 2020 the accrued interest owed by Bassani and Smith is $19,956 and $1,996, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, originally had maturity dates of December 31, 2017 but during the year ended June 30, 2019 the maturity dates were extended to July 1, 2021, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. During the nine months ended March 31, 2020, the maturity dates of the September 2015 Convertible Notes were further extended until July 1, 2024. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. During the year ended June 30, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same. One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani. During the year ended June 30, 2019, with the Company’s approval, Bassani sold $300,000 of his second replacement note to a Shareholder with all the terms remaining the same.

The balances of the September 2015 Convertible Notes as of March 31, 2020, including accrued interest owed Bassani, Schafer and Shareholder, are $164,230, $19,371 and $411,743, respectively. The balances of the September 2015 Convertible Notes as of March 31, 2019, including accrued interest, were $158,544, $18,716 and $396,271, respectively.

The Company recorded interest expense of $5,366 and $5,293 for the three months ended March 31, 2020 and 2019, respectively. The Company recorded interest expense of $16,097 and $15,712 for the nine months ended March 31, 2020 and 2019, respectively.

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

During the years ended June 30, 2019 and 2018, the Company declared dividends of $2,000 and $2,000 respectively. During the nine months ended March 31, 2020, the Company declared dividends of $1,500. At March 31, 2020, accrued dividends payable are $17,500. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the nine months ended March 31, 2020, the Company issued 29,000 shares of the Company’s common stock at prices ranging from $0.48 to $0.75 per share for services valued at $16,350 in the aggregate, to two consultants.

During the nine months ended March 31, 2020, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions of $900. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 2,000,001 units for total proceeds of $1,000,000, net proceeds of $910,500 after commissions of $89,500. The Company allocated the proceeds from the 2,000,000 shares and the 2,000,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $48,604 was allocated to the warrants and $951,396 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 300,000 units for total proceeds of $150,000, net proceeds of $135,000 after commissions of $15,000. The Company allocated the proceeds from the 300,000 shares and the 300,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $7,169 was allocated to the warrants and $142,831 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2020, Smith elected to convert deferred compensation, loan payable - affiliates and accounts payable of $3,828, $15,000 and $52,830, respectively, into an aggregate 143,316 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020.

Warrants:

As of March 31, 2020, the Company had approximately 19.4 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.82, and the weighted-average remaining contractual life as of March 31, 2020 is 2.5 years.

During the nine months ended March 31, 2020, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions of $900. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 2,000,001 units for total proceeds of $1,000,000, net proceeds of $910,500 after commissions of $89,500. The Company allocated the proceeds from the 2,000,000 shares and the 2,000,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $48,604 was allocated to the warrants and $951,396 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 300,000 units for total proceeds of $150,000, net proceeds of $135,000 after commissions of $15,000. The Company allocated the proceeds from the 300,000 shares and the 300,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $7,169 was allocated to the warrants and $142,831 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2020, the Company issued 25,000 warrants to a consultant to purchase 25,000 shares of the Company’s restricted common stock at an exercise price $0.74 per share and an expiration date of December 31, 2021. The warrants were in exchange for services expensed at $1,250.

During the nine months ended March 31, 2020, the Company agreed to extend the expiration dates of 865,551 warrants owned by certain individuals which were scheduled to expire at various dates ranging from December 31, 2019 to October 27, 2020. The Company recorded interest expense related to the modification of the warrants of $36,239.

During the nine months ended March 31, 2020, the Company issued warrants to brokers as commissions to purchase 219,689 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2021. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements.

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

The Company recorded compensation expense related to employee stock options of nil and $5,250 for the three months ended March 31, 2020 and 2019, respectively, and $99,500 and $123,250 for the nine months ended March 31, 2020 and 2019, respectively. The Company granted 390,000 and 350,000 options during the nine months ended March 31, 2020 and 2019, respectively.

The fair value of the options granted during the three and nine months ended March 31, 2020 and 2019 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, March 31, 2020	Range, March 31, 2020	Weighted Average, March 31, 2019	Range, March 31, 2019
Volatility	68%	68 -70%	69%	58%-76%
Dividend yield	—	—	—	—
Risk-free interest rate	1.75%	1.74 – 1.75%	2.71%	2.52%-2.78%
Expected term (years)	5.0	5.0 to 5.2	3.8	1.9 to 4.3

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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2019	7,411,600	$1.08	3.1	$20,375
Granted	390,000	0.60
Exercised	—	—
Forfeited	—	—
Expired	(85,000)	0.60
Outstanding at March 31, 2020	7,716,600	$1.06	2.5	$—
Exercisable at March 31, 2020	7,716,600	$1.06	2.5	$—

The following table presents information relating to nonvested stock options as of March 31, 2020:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2019	—	$—
Granted	390,000	0.26
Vested	(390,000)	0.26
Nonvested at March 31, 2020	—	$—

The total fair value of stock options that vested during the nine months ended March 31, 2020 and 2019 was $99,500 and $123,250 respectively. As of March 31, 2020, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31, 2020	Three months ended March 31, 2019	Nine months ended March 31, 2020	Nine months ended March 31, 2019
General and administrative:
Change in fair value from modification of option terms	$—	$—	$—	$211,185
Change in fair value from modification of warrant terms	—	—	—	118,233
Fair value of stock options expensed	—	5,250	92,000	97,375
Total	$—	$5,250	$92,000	$426,793

Research and development:
Change in fair value from modification of option terms	$—	$—	$—	11,115
Change in fair value from modification of warrant terms	—	—	—	44,793
Fair value of stock options expensed	—	—	7,500	25,875
Total	$—	$—	$7,500	$81,783

9.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of March 31, 2020, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($462,033, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes were payable July 1, 2020 but were extended to July 1, 2024 during the nine months ended March 31, 2020.

As of March 31, 2020, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($50,844 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and were payable on July 1, 2020 but were extended to July 1, 2024 during the nine months ended March 31, 2020.

As of March 31, 2020, the Company has an interest bearing, secured promissory note for $30,000 ($31,996 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. The warrants have a 75% exercise bonus. The promissory note bears interest at 4% per annum, is secured by $30,000 of Smith’s 2020 Convertible Obligations during the nine months ended March 31, 2020. The secured promissory note was payable on July 1, 2020 but was extended to July 1, 2024 during the nine months ended March 31, 2020.

10.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension with Smith which includes provisions for i) a monthly deferred salary of $18,000 effective October 1, 2016 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under these terms.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of 2020 Convertible Obligation (Note 7) and as of March 31, 2020, the principal and accrued interest was $319,956.

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

As of March 31, 2020, the execution/exercise bonuses ranging from 50-90% were applicable to 7,604,600 of the Company’s outstanding options and 12,175,411 of the Company’s outstanding warrants.

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

During the three months ended March 31, 2020 and 2019, the Company received nil for expense reimbursements from CABS, respectively, while the Company received nil and $30,000 for expense reimbursements from CABS during the nine months ended March 31, 2020 and 2019, respectively. During the three and nine months ended March 31, 2020, the Company paid CABS $12,720 and $52,540, respectively for consulting expenses. During the three and nine months ended March 31, 2019, the Company paid CABS $12,500 for both periods. The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the nine months ended March 31, 2019, while there were no such expenses for the nine months ended March 31, 2020.

12.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2020 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2020 through May 6, 2020, the Company has sold 300,000 Units of its securities at $0.50 per Unit for aggregate consideration of $150,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2021.

On April 28, 2020 the Company was informed that it was approved for an Small Business Administration Paycheck Protection Program loan for $34,800 and received the funds on May 7, 2020. The Company also received a $6,000 Economic Injury Disaster Loan on April 24, 2020.

On May 4, 2020, the Company granted 1,725,000, in aggregate, fully vested options to purchase common shares of the Company at $0.75 per share (with exercise bonuses of 50% to 70%) and expiry dates of December 31, 2024 to the 8 members of its management, administrative and technical team (including the Company’s 3 Directors and CEO who were granted 1,250,000 options, in aggregate) . The Company also granted 70,000 fully vested options to purchase common shares of the Company at $0.60 per share with expiry dates of December 31, 2024.

On May 4, 2020, the Company reduced the exercise price for 3,744,100 options and 6,938,487 warrants outstanding as of March 31, 2020 which had exercise prices in excess of $0.75 per share as of May 4, 2020.

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

These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital, unexpected costs, failure (or delay) to gain product or regulatory approvals in the United States (or particular states) or foreign countries, loss (permanently or for any extended period of time) of the services of members of the Company’s small core management team (all of whom are age 70 or older) and failure to capitalize upon access to new markets. Additional risks and uncertainties that may affect forward looking statements about Bion's business and prospects include the possibility that markets for nutrient reduction credits (discussed below) and/or other ways to monetize nutrient reductions will be slow to develop (or not develop at all), the existing default by PA1 on its loan secured by the Kreider 1 system, the possibility that a competitor will develop a more comprehensive or less expensive environmental solution, delays in market awareness of Bion and our Systems, uncertainties and costs related to research and development efforts to update and improve Bion’s technologies and applications thereof, and/or delays in Bion's development of Projects and failure of marketing strategies, each of which could have both immediate and long term material adverse effects by placing us behind our competitors and requiring expenditures of our limited resources.

THESE RISKS, UNCERTAINTIES AND FACTORS BEYOND OUR CONTROL ARE MAGNIFIED DURING THE CURRENT UNCERTAIN PERIOD RELATED TO THE COVID-19 PANDEMIC AND THE UNIQUE ECONOMIC, FINANCIAL, GOVERNMENTAL AND HEALTH-RELATED CONDITIONS IN WHICH THE COMPANY, THE ENTIRE COUNTRY AND THE ENTIRE WORLD NOW RESIDE.  TO DATE THE COMPANY HAS EXPERIENCED DIRECT IMPACTS  IN VARIOUS AREAS INCLUDING WITHOUT LIMITATION: I) GOVERNMENT-ORDERED  SHUTDOWNS WHICH HAVE SLOWED THE COMPANY’S RESEARCH AND DEVELOPMENT PROJECTS AND OTHER INITIATIVES, II) SHIFTED FOCUS OF STATE AND FEDERAL GOVERNMENT WHICH IS LIKELY TO NEGATIVELY IMPACT THE COMPANY’S LEGISLATIVE INITIATIVES IN PENNSYLVANIA AND WASHINGTON DC, III) STRAINS AND UNCERTAINTIES IN BOTH THE EQUITY AND DEBT MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS WITH INVESTMENT BANKERS, BANKS AND POTENTIAL STRATEGIC PARTNERS MORE TENUOUS, IV) STRAINS AND UNCERTAINTIES IN THE AGRICULTURAL SECTOR AND MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS MORE DIFFICULT AS FUTURE INDUSTRY CONDITIONS ARE NOW MORE DIFFICULT TO ASSESS/PREDICT, V) DUE TO THE AGE AND HEALTH OF OUR CORE MANAGEMENT TEAM, ALL OF WHOM ARE AGE 70 OR OLDER AND HAVE HAD ONE OR MORE EXISTING HEALTH ISSUES, THE COVID-19 PANDEMIC PLACES THE COMPANY AT GREATER RISK THAN WAS PREVIOUSLY THE CASE (TO A HIGHER DEGREE THAN WOULD BE THE CASE IF THE COMPANY HAD A LARGER, DEEPER AND/OR YOUNGER CORE MANAGEMENT TEAM), AND VI) THERE ALMOST CERTAINLY WILL BE OTHER UNANTICIPATED CONSEQUENCES FOR THE COMPANY AS A RESULT OF THE CURRENT PANDEMIC EMERGENCY AND ITS AFTERMATH.

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

Bion’s 3G Tech and technology platform are designed to capture four revenue streams under one umbrella and provide the basis for joint ventures between the Company and larger livestock producers seeking to produce environmental/sustainable product lines. The revenue streams are: a) renewable energy and associated greenhouse gas credits (including US Renewable Fuel Standard (RFS) and/or Low Carbon Fuel Standard (LCFS) credits)(the value and availability of which will vary based on livestock type, geographical locations, and state regulatory programs), b) verified nutrient reductions (primarily nitrogen and phosphorus) that can be used as qualified offsets to the federal Chesapeake Bay mandate and US EPA TMDL (‘total maximum daily limit’) requirements (the value of which will vary based on livestock type, geographical locations, and state regulatory programs), c) co-products consisting of high value fertilizer that Bion believes will achieve certification for use in organic food production for human consumption during the current fiscal year and/or to grow feed for use by livestock in Projects, and d) an environmentally sustainable USDA certification that will be incorporated into a “brand” that can address the consumer concerns regarding food safety and sustainability (based on incorporation of all of the third party verified data for greenhouse gas reductions, nutrient reductions and fertilizer products into a digital register). The Company believes that the “branding” opportunity will offer large scale livestock producer / processor / distributors of livestock products the opportunity to differentiate and identify their products in the marketplace and, thereby creates the opportunity to achieve “premium pricing” by addressing consumer concerns related to safety and sustainability in a manner similar to the premiums achieved by organic producers.

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

Bion is focused on using applications of its patented and proprietary waste management technologies and technology platform to pursue three main business opportunities: 1) development of new state-of-the-art large-scale waste treatment facilities in joint ventures with large CAFO’s (and other agricultural industry parties) in strategic locations (“Projects”) ( some of these may be fully or partially Integrated Projects) with multiple revenue streams; 2) installation of Bion systems ( some of which may generate verified nutrient reduction credits and revenues from the production of renewable energy and coproducts) to retrofit and environmentally remediate existing large scale CAFOs (“Retrofits”) in selected markets where: a) government policy supports such efforts (such as the Chesapeake Bay watershed, some Great Lakes Basin states, and/or other states and watersheds facing EPA ‘total maximum daily load’ (“TMDL”) issues, and/or b) where CAFO’s need our technology to obtain permits to expand or develop without negative environmental consequences; and 3) licensing and/or joint venturing of Bion’s technology and applications (primarily) outside North America. The opportunities described at 1) and 2) above each require substantial political and regulatory (federal, state and local) efforts on the part of the Company and a substantial part of Bion’s efforts are focused on such political and regulatory matters. Bion intends to pursue international opportunities primarily through the use of consultants with existing relationships in target locations. The most intense focus is currently on the requirements for the clean-up of the Chesapeake Bay, on CAFO projects in the mid-west involving various species, and the potential use of Bion’s technology and technology platform on CAFOs to remediate ammonia release (and re-deposition to the ground and water) and as an alternative to what the Company believes is far more expensive nutrient removal downstream in storm water and other projects.

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Bion continues its pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application during the current fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold while certain matters are resolved between the EPA and Pennsylvania and pending development of a robust market for nutrient reductions in Pennsylvania. The Company anticipates it will submit an amended or new application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the coming calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the 2021 calendar year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1’s existing Kreider 1 project and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

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

The Company believes that: i) the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii) Senate Bill 575 (introduced in April 2019 as successor to prior SB 799 (which was passed by PA Senate during January 2018 but was not voted on in the House)) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet significant portions of their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. SB 575 was passed by the PA Senate in 2019 and introduced in the PA House which is scheduled to be taken up the bill during its current session which is now underway. Such legislation (which has bi-partisan support), if passed and signed into law (of which there is no assurance), will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there is opposition to SB 575 (as was the case for SB 799 and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. Further note that the current COVID-19 crisis has shifted government, legislative and budget focuses in PA in manners which may delay our efforts. If legislation similar to SB 575 is passed (on a stand-alone basis or as part of a larger piece of legislation) and implemented (in a form which maintains its core provisions), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watershed, both within and outside of Pennsylvania, make the case for adoption of the strategies outlined in the Report less an issue of ‘if’, but of ‘when and how’. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen reductions such as Bion, by allocating existing tax- and rate-payer clean water funding to low cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed can also provide a working policy model and platform for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds. (Note, however, that current COVID-19 crisis has shifted government, legislative and budget focuses in manners which may delay the fruition of our efforts.)

Bion will also pursue the opportunities related to development of Projects (including Integrated Projects) which are likely to involve joint ventures with large livestock producers who can utilize the benefits of the ‘sustainable branding’ that Bion technology can facilitate for products produced utilizing its technology and/or utilized the co-products produced by Bion’s systems in the livestock production process. Integrated Projects will include large CAFOs (such as large poultry facilities, dairy complexes, beef cattle feed lots and/or hog farms) with Bion waste treatment/resource recovery system modules processing the aggregate CAFO waste stream from the equivalent of 20,000 to 80,000 (or more) beef or dairy cows (or the waste stream equivalent of other species), while recovering and utilizing value-added fertilizer/soil amendment products and/or renewable energy, integrated to various degrees with CAFO end product users/processing facilities, and/or potentially in some locations, a biofuel/ethanol plant. Such Integrated Projects will involve large CAFOs with Bion waste treatment/resource recovery modules on a single site and/or on sites within an approximately 30-mile radius. Bion believes its 3G technology platform will allow integration of large-scale CAFO's with end product processors (and/or potentially biofuel production), together with renewable energy production and co-product recovery from the waste streams, and on-site energy utilization in a relatively 'closed loop' manner that will reduce the capital expenditures, operating costs and carbon footprint for the entire Integrated Project and each component facility. Some Integrated Projects may be developed from scratch while others may be developed in geographic proximity to (and in coordination with) existing participating CAFOs, feed producers (corn growers and/or biofuel plants) and end product processors. Each Integrated Project is likely to have different degrees of integration, especially in the early development phases.

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

Bion also hopes to be able to move forward on additional Projects through 2021-2024 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2026) of approximately 10 or more Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2019 and 2018 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $2,659,000 and $3,018,000 during the years ended June 30, 2019 and 2018, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2019 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $1,714,000 and $1,951,000 for the nine months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,552,000 and $15,157,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vi) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Revenue

Total revenues were nil for both the three months ended March 31, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses were $269,000 and $305,000 for the three months ended March 31, 2020 and 2019, respectively.

General and administrative expenses, excluding stock-based compensation charges of nil and $5,000, were $269,000 and $300,000 for the three months ended March 31, 2020 and 2019, respectively, representing a $31,000 decrease. Salaries and related payroll tax expenses were $67,000 and $62,000 for the three months ended March 31, 2020 and 2019, respectively. Consulting costs were $117,000 and $115,000 for the three months ended March 31, 2020 and 2019, respectively. Investor relation expenses were $17,000 and $44,000 for the three months ended March 31, 2020 and 2019, respectively, with the three months ended March 31, 2019 being higher due to a contract with a company providing investor relations for emerging growth companies during that period.

General and administrative stock-based employee compensation for the three months ended March 31, 2020 and 2019 consists of the following:

	Three months ended March 31, 2020	Three months ended March 31, 2019
General and administrative:
Fair value of stock options expensed under ASC 718	$—	$5,000
Total	$—	$5,000

Stock-based compensation charges were nil and $5,000 for the three months ended March 31, 2020 and 2019, respectively. The fair value of stock options expensed for the three months ended March 31, 2020 and 2019 was nil and $5,000, respectively. The Company granted nil and 25,000 fully vested options during the three months ended March 31, 2020 and 2019, respectively.

Depreciation

Total depreciation expense was $347 and $271 for the three months ended March 31, 2020 and 2019, respectively.

Research and Development

Total research and development expenses were $135,000 and $104,000 for the three months ended March 31, 2020 and 2019, respectively, representing a $31,000 increase.

Salaries and related payroll tax expenses were $19,000 and $20,000 for the three months ended March 31, 2020 and 2019, respectively. Consulting costs were $60,000 and $62,000 for the three months ended March 31, 2020 and 2019, respectively. The Company also incurred $42,000 and nil for the three months ended March 31, 2020 and 2019, respectively in the development of a new pilot program for its anaerobic digestate process. Research and development stock-based employee compensation for the three months ended March 31, 2020 and 2019 were nil for both periods.

Loss from Operations

As a result of the factors described above, the loss from operations was $404,000 and $409,000 for the three months ended March 31, 2020 and 2019, respectively.

Other Expense

Other expense was $103,000 and $100,000 for the three months ended March 31, 2020 and 2019, respectively. Interest on deferred compensation and convertible notes payable was $3,000 higher during the three months ended March 31, 2020 due to higher overall balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $516 and $505 for the three months ended March 31, 2020 and 2019, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $507,000 and $509,000 for the three months ended March 31, 2020 and 2019, respectively, and the net loss per basic common share was $0.02 and $0.01 for the three months ended March 31, 2020 and 2019, respectively.

NINE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2019

Revenue

Total revenues were nil for both the nine months ended March 31, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses were $977,000 and $1,273,000 for the nine months ended March 31, 2020 and 2019, respectively.

General and administrative expenses, excluding stock-based compensation charges of $92,000 and $426,000, were $885,000 and $847,000 for the nine months ended March 31, 2020 and 2019, respectively, representing a $38,000 increase. Salaries and related payroll tax expenses were $193,000 for both the nine months ended March 31, 2020 and 2019, respectively. Consulting costs were $362,000 and $318,000 for the nine months ended March 31, 2020 and 2019, respectively. The increase in consulting costs is due to political consulting to further the environmental mandates in Pennsylvania. Insurance related expenses were $69,000 and $64,000 for the nine months ended March 31, 2020 and 2019, representing a $5,000 increase due to renewal of insurance coverage and higher premium costs.

General and administrative stock-based employee compensation for the nine months ended March 31, 2020 and 2019 consists of the following:

	Nine months ended March 31, 2020	Nine months ended March 31, 2019
General and administrative:
Change in fair value from modification of option terms	$—	$211,000
Change in fair value from modification of warrant terms	—	118,000
Fair value of stock options expensed under ASC 718	92,000	97,000
Total	$92,000	$426,000

Stock-based compensation charges were $92,000 and $426,000 for the nine months ended March 31, 2020 and 2019, respectively. Compensation expense relating to the change in fair value from the modification of option terms was nil and $211,000 for the nine months ended March 31, 2020 and 2019, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for an employee during the nine months ended March 31, 2019. During the nine months ended March 31, 2019, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $118,000 in non-cash compensation, while no such warrant modifications took place during the nine months ended March 31, 2020. The fair value of stock options expensed for the nine months ended March 31, 2020 and 2019 was $92,000 and $97,000, respectively both periods. The Company granted 390,000 and 350,000 fully vested options during the nine months ended March 31, 2020 and 2019, respectively.

Depreciation

Total depreciation expense was $1,041 and $966 for the nine months ended March 31, 2020 and 2019, respectively.

Research and Development

Total research and development expenses were $373,000 and $387,000 for the nine months ended March 31, 2020 and 2019, respectively.

Research and development expenses, excluding stock-based compensation expenses of $8,000 and $82,000 were $365,000 and $305,000 for the nine months ended March 31, 2020 and 2019, respectively. Salaries and related payroll tax expenses were $60,000 for both the nine months ended March 31, 2020 and 2019, respectively. Consulting costs were $164,000 and $177,000 for the nine months ended March 31, 2020 and 2019, respectively, while expenses related to the development of a new pilot program for its anaerobic digestate process were $95,000 and $18,000, respectively for the nine months ended March 31, 2020 and 2019, respectively.

Research and development stock-based employee compensation for the nine months ended March 31, 2020 and 2019 consists of the following:

	Nine months ended March 31, 2020	Nine months ended March 31, 2019
Research and development:
Change in fair value from modification of option terms	$—	$11,000
Change in fair value from modification of warrant terms	—	45,000
Fair value of stock options expensed under ASC 718	8,000	26,000
Total	$8,000	$82,000

Stock-based compensation expenses were $8,000 and $82,000 and for the nine months ended March 31, 2020 and 2019, respectively. The compensation expense of $11,000 for the nine months ended March 31, 2019 was for the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during those periods. During the nine months ended March 31, 2019, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $45,000 in non-cash compensation. The Company expensed $8,000 and $26,000 for the fair value of stock options that vested during the nine months ended March 31, 2020 and 2019.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,350,000 and $1,661,000 for the nine months ended March 31, 2020 and 2019, respectively.

Other Expense

Other expense was $363,000 and $290,000 for the nine months ended March 31, 2020 and 2019, respectively. Interest expense related the Pennvest Loan was $185,000 and $173,000 for the nine months ended March 31, 2020 and 2019, respectively, while interest expense related to deferred compensation and convertible notes was $141,000 and $108,000 for the nine months ended March 31, 2020 and 2019, respectively. Additionally, interest expense of $36,000 and $8,000 was recorded during the nine months ended March 31, 2020 and 2019, respectively, due to the modification of warrant expiry dates for warrants held by investors.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $2,000 and $4,000 for the nine months ended March 31, 2020 and 2019, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,712,000 and $1,947,000 for the nine months ended March 31, 2020 and 2019, respectively, and the net loss per basic common share was $0.06 and $0.07 for the nine months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2019 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2020, the Company had cash of approximately $357,000. During the nine months ended March 31, 2020, net cash used in operating activities was $753,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the nine months ended March 31, 2020, the Company received gross cash proceeds of $1,159,000 from the sale of 2,318,001 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2020 and December 2021. The Company paid cash commissions related to the sale of units of $105,000. The Company received proceeds from loans from affiliates of $35,000 during the nine months ended March 31, 2020 and used $20,000 to repay such loans during the same period.

As of March 31, 2020, the Company has debt obligations consisting of: a) deferred compensation of $652,000, b) convertible notes payable – affiliates of $4,560,000, and, c) a loan payable and accrued interest of $9,506,000 (owed by PA1).

Plan of Operations and Outlook

As of March 31, 2020, the Company had cash of approximately $357,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past six years (fiscal years 2014 through 2019), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the nine months ended March 31, 2020). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2018 and 2019 and the first nine (9) months of fiscal year 2020. The Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of March 31, 2020. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of March 31, 2020, such deferrals totaled approximately $5,212,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the nine months ended March 31, 2020 the Company raised gross proceeds of approximately $1,159,000 through the sale of its securities and paid commissions of approximately $105,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Bion also hopes to be able to move forward on additional Projects through 2021-24 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2026) of approximately 10 or more Projects. Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-8 of these Projects will be in full operation in 3-6 states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No Projects (including Integrated Projects) has been developed to date.

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vi) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2020 the Company sold the following restricted securities: a) 64,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2020 and received gross proceeds of $32,000 and net proceeds of $28,800 and b) 300,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2021 and received gross proceeds of $150,000 and net proceeds of $135,000.     In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May 11, 2020	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2020	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer

