Form 10-K
period 2020-06-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2020-09-22
CIK 875729

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: June 30, 2020

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

9 East Park Couret

Old Bethpage, New York 11804

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number, including area code: (516) 586-5643

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

[_] Yes [X] No

The aggregate market value of the approximately 18,500,000 shares of voting stock held by non-affiliates of the Registrant as of December 31, 2019 approximated $9.4 million.  As of August 31, 2020, the Registrant had 31,525,656 shares of common stock issued and 30,821,347 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

THE RISK FACTORS BELOW ARE FURTHER HEIGHTENED BY THE COVID-19 PANDEMIC AND RESULTING ECONOMIC DOWNTURN AND OTHER RELATED CRISES AS DISCUSSED BELOW.

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

Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following (not set forth in any order that ranks priority or magnitude):

•	failure of the political, legal, regulatory and economic climate to support funding of environmental clean-up and enforcement of environmental rules and regulations;
•	changes in the public's perceptions of large scale livestock agriculture/CAFOs, consumption of meat and dairy, environmental protection and other related issues;
•	continued delays in (and/or failure of) development of markets (or other means of monetization ) for nutrient reductions from agriculture and CAFOs;
•	failure of markets for nutrient (nitrogen and phosphorus) reductions to develop sufficient breadth and depth;
•	the Company's extremely limited financial and management resources and limited ability to raise additional needed funds and/or hire needed personnel and extremely limited working capital;
•	unsatisfactory resolution of future negotiations with Pennvest regarding the Pennvest Loan (presently in default) and the Kreider 1 System (see Item 1, Item 7 and Notes to Financial Statements);
•	further delays in the Kreider 2 Project and other potential Projects;
•	industry risks, including environmental related problems;
•	the ability of the Company to implement its business strategy;
•	the extent of the Company's success in the development and operation of Projects and retrofit/remediation of existing livestock facilities(“Retrofits”);
  dependence upon key personnel and the ability of the Company to keep its existing personnel and their accumulated expertise including the risk of illness or death of one or more key personnel (many of whom are over 70 years of age and/or have existing health vulnerabilities that are exacerbated by the COVID-19 pandemic);
•	engineering, mechanical or technological difficulties with operational equipment including potential mechanical failure or under-performance of equipment;
•	operating variances from expectations;
•	the substantial capital expenditures required for construction of the Company's proposed Projects and Retrofits (including Integrated Projects) and the related need to fund such capital requirements through commercial banks and/or public or private securities markets;
•	the need to develop and re-develop technology and related applications;

the limited liquidity of the Company's equity securities;

•	operating hazards attendant to the environmental clean-up, CAFO and renewable energy production, fertilizer and/or food processing and biofuel industries;
•	seasonal and climatic conditions;
•	availability and cost of material and equipment;
•	delays in anticipated permit approval and/or start-up dates;
•	availability of capital for small public companies like Bion in the current financial markets;
•	the strength and financial resources of the Company's competitors; and
•	general economic, Covid-19 pandemic and capital market conditions.

We do not undertake and specifically disclaim any obligation to publicly release the results of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

PART I

ITEM 1.  BUSINESS.

GENERAL

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or ”CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. (See discussion at “Organic Fertilizer products” below.)

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing (in part due to ongoing monitoring and third party verification of environmental performance to provide meaningful assurances to both consumers and regulators). As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting impacts). Its failure to respond to consumer concerns ranging from food safety to its ‘socialized’ environmental impacts have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger providing “sustainable” alternatives to this growing consumer segment of the market. The plant-based threat to the livestock industry market (primarily beef and pork) has succeeded in focusing the large scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The adoption of livestock waste treatment technology by industry segments is largely dependent upon adoption generating sufficient revenues to offset the capital and operating costs associated with technology adoption.

We believe that Bion’s 3G Tech platform, coupled with common-sense policy changes to U.S. clean water strategy that are already underway, will combine to provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer.

Bion’s business model and technology can open up the opportunity for JVs (in various contractual forms) between the Company and large livestock/food/fertilizer industry participants, based upon the supplemental cash flow generated by implementation our 3G Tech business model (described and discussed below) which will support the costs of technology implementation (including related debt). We anticipate this will result in long term value for Bion. Long term, Bion anticipates that the sustainable branding opportunity may expand to represent the single largest contributor to the economic opportunity provided by Bion.

During 2018, the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s 3G Tech coverage. (See “Patents” below). The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program (See discussion below.) Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 fiscal years.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“credits”) by the state (or others) through a competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have subsequently slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for this and other similar initiatives (see discussion below).

The livestock industry is under tremendous pressure (from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers) to adopt sustainable practices. Environmental cleanup is inevitable - policies are already changing. Bion’s 3G technology was developed for implementation on large scale livestock production facilities, where scale drives lower treatment costs and efficient production of co-products. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the source from which most of the industry’s environmental impacts are initiated. Bion intends to assist the forward-looking segment of the livestock industry in actually bringing animal protein production in line with Twenty-first Century consumer demands for sustainability.

The Problem/Opportunity

In the U.S. (according to the USDA’s 2017 agricultural census) there are over 9M dairy cows, 90M beef cattle, 60M swine and more than 2 billion poultry which provides an indication of both the scope of the problem addressed by Bion’s technology, as well as the size of the opportunity. Environmental impacts from livestock production include surface and groundwater pollution, greenhouse gas emissions and other air pollution, excess water use and pathogens related to foodborne illnesses and antibiotic resistance. The greatest impacts come from the manure waste. Estimates of total annual U.S. livestock manure waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste. However, while human waste is generally treated by septic or municipal wastewater plants, livestock waste – raw manure – is spread on our nation’s croplands for its fertilizer value. More than half of U.S. crop production is fertilized in this manner. Runoff from livestock waste has been identified as one of the largest sources of excess nutrients in most major watersheds. Excess nutrients fuel algae blooms nationwide that are increasingly toxic; dead zones in the Great Lakes, Chesapeake Bay, and Gulf of Mexico; and nitrate-contaminated drinking water in a growing number of states including Pennsylvania, California, Wisconsin, Washington and other states. US EPA considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems”. Nutrient runoff is expected to worsen with rising temperatures and increasing rainstorm intensity resulting from climate change.

More than half of the nitrogen nutrient impacts from livestock come from ammonia emissions from the waste. Nitrogen in the form of ammonia is extremely volatile, reactive and mobile. When airborne ammonia/ nitrogen eventually settles back to the ground through atmospheric deposition - it ‘rains’ everywhere. Most of this nitrogen enters surface and groundwater. In the context of groundwater aquifers, it can contaminate drinking water sources. It is now well-established that most of the voluntary conservation practices (often referred to as “BMPs” or “Best Management Practices”) that have traditionally been implemented to attempt to mitigate nutrient runoff are considerably less effective than previously was believed to be the case. This is especially the case with regard to addressing mobile ammonia emissions because such BMPs are primarily focused on surface water runoff, directly from farm fields in current production, versus the re-deposition that takes place everywhere.

Further, groundwater (vs surface water) transports this volatile nitrogen downstream, creating an additional problem, since most of the current conservation practices relied on to reduce agricultural runoff to our lakes and estuaries are bypassed by this subsurface flow. Nitrate-contaminated groundwater is of growing concern in agricultural regions nationwide. Pennsylvania, Wisconsin, California and Washington, (and other states) all now have regions where groundwater nitrate levels exceed EPA standards for safe drinking water. Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’ and treat.

Nutrients from livestock waste runoff fuel downstream toxic algae blooms and dead zones in the Chesapeake Bay,Gulf of Mexico, Florida Bay, and many other estuaries, as well as the Great Lakes,. Excess nutrient runoff also impacts local- and fresh-water resources, producing algae blooms in lakes and rivers and contaminating underground aquifers that supply drinking water. The impacts of livestock production on public health and the environment are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers and activist institutional investors.

Bion's 3G Tech prevents the uncontrolled release to the environment of most of the nutrients from the CAFO waste stream, while recovering a substantial portion of those nutrients for value-added commercial utilization. Our technology platform largely eliminates ammonia emissions, other substantial greenhouse gas emissions, odors and other harmful air pollutants. Additionally, the platform destroys virtually all pathogens in the waste stream that have been linked to foodborne illnesses and growing antibiotic resistance. Similar to point-source treatment, such as provided by an industrial or municipal wastewater treatment plants, the performance of Bion’s technology platform can be precisely monitored, measured and quantified (in contrast to the modeled, in-exact - and so far, disappointing - results from BMPs). Third-party data from our facilities can provide the basis for verified environmental credits, and related revenues, as well as sustainable branding claims.

Bion’s proven second generation technology (“2G Tech”) platform (now discontinued as our 3G Tech nears commercial implementation) was developed to provide comprehensive onsite livestock waste treatment for wet (beef/dairy/swine) waste streams and has been proven at commercial scale at Kreider Dairy Farm (“Kreider 1”) in Pennsylvania (“PA”). In 2012, the Pennsylvania Department of Environmental Protection (“PADEP”) issued the Kreider 1 system a full water quality management permit and verified the nitrogen and phosphorus reductions achieved by our 2G Tech. These ‘verified nutrient credits’ were qualified to be used as qualified offsets to PA’s federally-mandated Chesapeake Bay nutrient reduction requirements. In 2014 the 2G Tech was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The Company anticipates that our 3G Tech will be similarly qualified and will produce results that exceed the results provided by our 2G Tech.

Bion is working with several stakeholders, including national representatives of the livestock industry, and members of the PA Legislature, and various other stakeholders, to establish a competitive bidding program in PA and other states that will, if implemented allow the Commonwealth of Pennsylvania to purchase low-cost nutrient reduction credits from private-sector providers such as Bion. Bion believes that many states, which face similar livestock waste-related nutrient pollution issues, will adopt a similar strategy in the future. When competitively-bid markets for nutrient reductions become fully-established, Bion anticipates a robust opportunity to use its 3G Tech-based platforms to retrofit both existing CAFOs and equip new large-scale livestock facilities (“Projects”) to generate revenue from sales of verified nutrient reduction credits. Once Bion has been successful in certifying its fertilizer co-products for organic use (with resulting higher-value markets), we believe that revenue from organic co-products alone, together with renewable energy credit revenues and the potential value of environmental sustainable branding, will combine to create numerous profitable economically and environmentally sustainable opportunities for our Projects and related JVs, even without the nutrient credits upon which Bion’s 2G Tech business model relied.

Policy Change is Coming

The current clean water strategy being utilized in the U.S. is clearly failing, because it doesn’t adequately address waste from agriculture. About half of U.S. crops are now fertilized with raw, untreated manure. However, approximately 75 percent of the nitrogen in that manure is not utilized by the plants being fertilized but rather ‘escapes’ to contaminate the environment through various pathways and. Because livestock waste is one of the largest contributors to nutrient problems in our watersheds, livestock waste treatment can be the source of the low-cost solution for such problems – if the waste is treated at (or close to) the source of production. Manure control technologies, applied to large scale facilities where concentration and scale enable cost-effective cleanup, can potentially offer the lowest cost nutrient solutions available in most watersheds today. More than 80 percent of U.S. livestock production takes place on large-scale facilities, where cost-effective treatment can be implemented. There is no longer any real question regarding whether such facilities need to be cleaned up. The actual question for public policy concerns developing sources of new revenues which will enable the livestock industry to offset the implementation costs for the cleanup.

Despite trends toward concentration over the last several decades, the U.S. animal-protein industry remains (in key parts) a fragmented, low-margin commodity business. Cleaning it up will have to be orderly and contain a path to sustainability that does not cause U.S. food costs to spike or bankrupt the industry. This will require treatment sufficient to remove the volume of nutrients in excess of crop requirements. The global export market represents a significant part of the U.S. livestock production industry. An abrupt increase in federal regulation without offsetting revenues would likely create costs that could not be absorbed by the industry in a manner that would allow it to remain competitive in international markets. Selective state regulation would have a similar chilling effect within the U.S., since regulated producers in one state would be unable to compete with unregulated producers in adjoining states. Subsidies and/or new revenue sources are required.

Bion believes that reallocating some part of the approximately $110 billion in existing U.S. taxpayer-funded clean water spending to lower-cost alternative solutions in agriculture (including competitively-bid nutrient reduction procurement) is inevitable. It will provide the taxpayer with accelerated and substantially lower-cost verified air and water quality solutions compared to current strategy. If Bion’s technology is implemented in appropriate situations, it will provide the livestock industry with the recurring revenues that are needed to offset the costs of technology adoption without major disruption to the industry. To date, a wide range of entrenched interests have opposed and fought policy change that might reallocate clean water spending to more cost-effective alternatives; but this common-sense approach is being accepted by a widening group of stakeholders.

NOTE, HOWEVER, THAT THE CURRENT COVID-19 PANDEMIC AND RESULTANT ECONOMIC CRISES AND BUDGETARY CONSTRAINTS APPEAR TO HAVE DELAYED POLICY INITIATIVES RELATED TO THESE MATTERS AT BOTH THE STATE AND FEDERAL LEVELS. AS A RESULT, IT IS NOT CURRENTLY POSSIBLE TO REASONABLY PROJECT A TIMETABLE FOR ADOPTION OF THE POLICY CHANGES DISCUSSED HEREIN.

A bipartisan 2013 Pennsylvania legislative study projected that creating a competitive bidding program to procure nitrogen reductions to meet federal Chesapeake Bay mandates, regardless of source, could reduce the state’s tax- and ratepayer-funded compliance costs by up to 80 percent (approximately $1.5B annually). The legislative study was updated in 2018 to reflect new policies. The updated report projects savings of up to 90 percent. As discussed in the original study, much of the savings were due to low-cost high-impact manure control projects (Bion’s technology figured prominently in the report).  Senate Bill 575, which is supported by legislative leadership, national livestock interests and other key stakeholders (and is consistent with US EPA policies), will establish a competitive procurement program that will unlock some of these opportunities in PA. In June 2019, the Pennsylvania Senate voted 33 to 17 in favor of Senate Bill 575. The bill is now pending in the House. Bion was optimistic that the bill would be adopted by the House and signed by the Governor in the current session as the bill was scheduled to be taken up in the House during March 2020 but one effect of the Covid-19 pandemic crisis has been that PA funding for new initiatives is largely ‘on hold’ at the present time.

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

Bion’s patented second generation technology (“2G Tech”) was proven at commercial scale and it was reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. Bion’s 2G Tech Kreider dairy project (“Kreider 1” or “KF1”) received the first verified /measurable nutrient reduction credits from a non-point source livestock facility in the U.S. and its nutrient reductions were verified by the Pennsylvania Department of Environmental Protection (“DEP”) during 2012. A key attribute of Bion’s 2G Tech (now supplanted by our 3G Tech) was that nutrient and other pollution reductions could be measured, providing a level of verification on par with a municipal wastewater treatment plant -- which created the opportunity for their nutrient reductions to be used as “qualified offsets” to EPA-mandated requirements. While it was an engineering success, Kreider 1 has failed financially to date because the 2G Tech platform was almost wholly dependent for revenue from anticipated demand for Credits based on nitrogen reductions in Pennsylvania’s trading program that failed to materialize. The Company is no longer implementing Projects based on its 2G Tech and the Kreider 1 project has been shut down.

Our 3G Tech was developed by Bion to avoid the dependence of our 2G Tech systems on the sale of Credits. The 3G Tech platform has been designed to capture revenues from environmental reductions, co-products and premium pricing from USDA ‘environmentally sustainable’ retail branding. The first patent on the 3G Tech was filed in 2015 for an ammonia recovery process that produces ammonium bicarbonate (a commercial fertilizer) without external chemical additives, thereby providing the basis for organic certification. A Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was received during August 2018 related to this patent application and the patent was subsequently issued. Since July 2017 Bion has filed for extensions of this patent application to provide broadened protections and to cover improvements to the process developed in the interim. During August 2020 the Company received a Notice of Allowance’ for our third patent related to our 3G Tech. (See “Patents” below.) The 3G Tech platform incorporates Bion’s patented and proprietary technology while utilizing existing commercial evaporation and distillation process equipment (with decades of reliability and service history) that is customized for Bion’s specific applications.

The 3G Tech platform is the basis for a JV business model with four distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon credits, 2) premium organic fertilizer products, 3) nutrient credits, and 4) premium pricing from USDA-certified ‘Environmentally Sustainable’ branding at the retail level. Carbon and nutrient credit revenues will be generated by third-party verification of the waste treatment processes that produce renewable energy and fertilizer products - with relatively limited incremental cost to Bion. The same verified data will provide the backbone for the USDA-certified sustainable brand, again with limited incremental cost.

1)	Renewable energy and related carbon credits:

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

2)	Organic Fertilizer products:

The 3G Tech platform has been designed to produce multiple fertilizer products including: i) ammonia bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form and iii) a soil amendment products that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification and intends to file multiple applications for varying concentrations of crystal product going forward.

.

Ammonium bicarbonate manufactured using chemical processes has a long history of use as a fertilizer. Bion’s intends to develop ammonium bicarbonate crystal products which will contain 14-16 percent nitrogen in a crystalline form that will be easily transported, water soluble and provide readily-available nitrogen. The products will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The Company’s initial low concentration ammonium bicarbonate liquid product completed its OMRI application and review process with approval during May 2020.

To provide a first level degree of clarity regarding organic approvals and the processes/procedures involved, Bion believes that this initial approval is of importance because subsequent organic products that are produced by using the very same technology platform (our 3G Tech) can now piggyback on the initial approval to a significant degree. Note that there are different layers to the U.S. organic program and that fertilizers do not get ‘certified’ as organic, per se. Rather, they are evaluated to determine if they are acceptable for ‘use in organic production’.

The National Organic Program (“NOP”) was established by Congress in 2001 under the USDA’s Agricultural Marketing Service. The NOP develops and enforces uniform national standards for organically- produced agricultural end products – meat/dairy/milk, fruits, vegetables – sold in the United States. Operating as a public-private partnership, NOP accredits private companies and helps train their inspectors (USDA-accredited Certifiers) to certify that farms and businesses meet the national organic standards. For example, in a potential Midwest organic beef project (discussed below), each element in the supply chain must provide their certifying agent’s certification that the specific product, such as organic corn, has been produced in accordance with their organic plan. The end product - the beef - would be USDA-certified as organic by an accredited Certifier after a review of ALL the farming practices and inputs (which would include Bion’s ammonium bicarbonate fertilizer).

OMRI is a nonprofit organization that provides an independent review of products, such as fertilizers, pest controls, livestock health care products, and numerous other inputs that are intended for use in certified organic production and processing. OMRI reviews these products against the organic standards established by the NOP to determine if they are suitable for use in organic production. Acceptable products are then OMRI Listed®.

OMRI enables a national listing thru one application versus the alternative of using certifiers to secure listings in individual states. To those who wish to sell organic fertilizers into national distribution channels, an OMRI listing provides nearly uniform acceptance in the U.S. The OMRI listing Bion received in May was for our initial commercial product, a low-concentration liquid ammonia. It is valid ONLY for that particular product. For future Bion product offerings using the same technology platform, Bion will either need to file for specific state approval, or file with OMRI for a national listing, or a combination of the two. Bion may elect to use an individual state listing initially to be followed by an OMRI application if and when the need for a regional or national listing arises.

The overarching standard of organic production, per NOP guidelines, is that a “product shall have been produced and handled without the use of synthetic chemicals…” That is rule Number One. At NOP, the term "synthetic" means “a substance that is formulated or manufactured by a chemical process or by a process that chemically changes a substance extracted from naturally occurring plant, animal, or mineral sources, except that such term shall not apply to substances created by naturally occurring biological processes.” In evaluating and approving Bion’s liquid ammonia for OMRI listing, Bion’s patented ammonia recovery system was not deemed synthetic. That is an important distinction for future Bion product filings based upon the same patented process.

The Company believes that organic approvals for its products: a) will provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will thereafter receive organic approvals. Based on preliminary market surveys to date: a) we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing, and b) that livestock products (beef and pork) raised with feed grains grown using Bion organic ammonium carbonate fertilizer products (during the ‘finishing’ stage) will qualify for organic approvals. It is anticipated that the Company will seek approvals for such products during the balance of the current fiscal year and will commence JVs that undertake initial production and marketing of such products during the 2021 calendar year.

3)	Nutrient credits:

Bion believed that passage in Pennsylvania of legislation earlier this year that would establish a competitively-bid market for nutrient reduction Credits in Pennsylvania. The bill will most likely need to be re-introduced in the Senate 2021—2022 session commencing in January 2021. Bion anticipates that passage of SB575 (or re-introduced bill) in Pennsylvania will establish a competitively-bid market for nutrient reduction Credits in Pennsylvania within twelve months after passage and being signed into law by the Governor.

Note, however, that the current Covid-19 pandemic and resultant economic crises and budgetary constraints have delayed policy initiatives related to these matters at both the state and federal levels. As a result, it is not currently possible to reasonably project a timetable for adoption of the policy changes discussed herein.

Bion’s Kreider Farms poultry project (“Kreider 2”) is projected to generate between 1.5-3M lbs of Chesapeake Bay (“CB” or “Bay”) verified nitrogen reduction Credits (the range depends on the specific calculation methodology agreed to between the EPA and the Pennsylvania DEP). Bion anticipates the market value for these verified credits will be in the range of $8 to $12 per pound annually. The focus of the latest PA regulatory watershed improvement plan (“WIP”) has shifted the reduction mandates to individual counties. Lancaster County, PA is being asked to reduce 21% of the mandate (approximately 11M lbs of nitrogen) to the Bay. As a result, the Kreider 2 project in Lancaster County may expand to include a regional processing opportunity in addition to the Kreider 2 base project. Bion believes that initial funding of such competitive bidding program will allow Bion and others to demonstrate the technological effectiveness and cost savings of manure control technologies, which should result in the re-allocation of a portion of the existing approximately $110B in taxpayer clean water funding to be re-directed to nutrient procurement programs nationwide.

4)	Sustainable Branding:

Consumers have demonstrated a willingness to pay a premium for their safe and sustainable food choices. Beginning in 2015, Bion has worked with the USDA’s Process Verified Program (“PVP”) – the gold standard in food verification and branding – to establish a USDA-certified sustainable brand. Bion received conditional approval from the PVP”) related to its Kreider 1 project (utilizing 2G Tech). It is our intention to amend and resubmit its application for the 3G Tech platform when the initial 3G Tech Project is operational and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream based on our 3G Tech. PVP certification incorporated as part of a recognizable brand will provide consumers with products and brands that can be trusted. Bion projects that such a brand and livestock product line will command a pricing premium for Bion livestock JVs and their customers.

Food safety and sustainability are issues of growing importance in the U.S. and worldwide. Bion’s branding initiative reflects trends already underway in the livestock industry. Driven by growing consumer demand, large food retailers (such as Walmart and Costco) and restaurant chains (including Chipotle and McDonalds) are increasingly demanding greater responsibility and improved sustainability in food production practices from their suppliers. The Global Roundtable for Sustainable Beef (“Roundtable”) was created to advance a sustainable global beef value chain that is “environmentally sound, socially responsible and economically viable”. The Roundtable represents members from across the supply chain, including U.S., Canadian and Australian cattlemen’s associations, Cargill, JBS, Elanco, McDonalds and A&W.

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

Over the last few years, most large meat and dairy product retailers have announced ‘sustainability’ initiatives, although the definition of sustainability is unclear. Bion believes that as these initiatives move forward, true sustainability on the production side will look a lot like what Bion can provide today with its 3G Tech. We believe our 3G Tech platform can deliver verifiable metrics that demonstrate meaningful improvements in sustainability for livestock production including: a) reduced carbon and nutrient footprint; b) lower negative impacts to water, soil and air; c) increased pathogen destruction and other environmental and public health impacts that are unmatched in the industry today.

The Covid-19 pandemic has further heightened consumer awareness and concerns related to: a) environmental sustainability, b) food safety, c) sourcing and traceability and d) humane treatment of both animals and workers. The more the livestock industry’s supply chain practices are transparent and known by consumers, the more consumers are seeking alternatives.

Bion’s ‘Environmental/Sustainable’ branding program is designed to address a wide array of consumer concerns ranging from: a) ‘where does your food come from?’, b) animal heritage information; c) anti-biotic use standards; d) humane animal treatment; d) its labor/human conditions (including hours, wages and working condition standards). It will include block chain traceability thereby enabling any quality issues to be quickly identified by lot and location thereby minimizing risk to its consumers.

In essence, Bion’s comprehensive technology platform will enable its livestock producer adopters to not only be the provider of the ‘product the consumer wants’ but also the company that ‘shares the consumer’s values’.

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

2) Development of new state-of-the-art large scale waste treatment facilities (now utilizing our 3G Tech) as JVs which may be developed in conjunction with new CAFOs in strategic locations that were previously impracticable due to environmental impacts and/or to treat the waste streams from one or more existing large livestock facilities (“Projects”). Some of these Projects may be either a) Integrated Projects as described below, b) ‘central processing facilities’ which receive the waste from multiple livestock facilities, c) Retrofit Projects or d) hybrids with elements of each of these types. Each version will be able to realize revenue from multiple revenue streams potentially generated by our 3G Tech.

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

Kreider Poultry Farms – 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with a commercial scale 3G Tech project at Kreider Farms. Having recently received a Notice of Allowance of its third 3G Tech patent, Bion is focused on multiple key tasks (including the following items) that will allow Bion to finance and develop the Kreider 2 poultry project:

1.	Support for adoption of PA SB 575 (or successor bill): This will create a competitively-bid market for nutrient reductions/Credits that we believe will provide support for project financing for Kreider 2 prior to development of markets for the coproducts from Kreider 2 are established.
2.	Installation of a commercial-scale 3G Tech ammonia recovery system to produce ammonium bicarbonate products to be used for grower trials.
3.	Completion of organic filings for all of Bion’s fertilizer products.

The 3G Tech Kreider 2 project is planned for two (or more) locations. It is intended to treat the waste from Kreider Farms’ 1,600 dairy cows and approximately six million egg layer chickens (with capacity for an additional three million layers). The Project will be designed for an initial capacity of 450 tons per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Project is planned to be built in three phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on a fee basis.

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to these facilities. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. The Kreider 2 project is dependent, in part, on development of a substantial competitively-bid market for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. If the competitive procurement is implemented, we intend to arrange project financing for the initial portions of the Kreider 2 Project during 2021.

Integrated Projects:

While Bion’s 3G livestock waste treatment technology reduces the environmental impacts from livestock waste, Bion’s comprehensive technology platform provides the broader integrated response to consumer environmental sustainability concerns. The adoption of Bion’s platform integrates to varying degrees of the overall livestock production cycle from crop production to processing. Projects utilizing the Bion 3G Tech platform will be able to create cost-effective, verified data-based responses to consumer sustainability and food safety concerns. Without such integration, adoption of livestock waste treatment technology in a vacuum will not address the various growing consumer concerns (such as animal health and worker safety issues) related to livestock agriculture.

We believe that Bion’s technology also creates the opportunity to enter joint ventures with livestock and other agriculture industry entities (“JVs”) to develop Integrated Projects that profitably integrate large-scale CAFO's production with their feed producers (some of whom may utilize Bion’s organic fertilizers), downstream food processing facilities, and in certain applications, biofuel/ethanol production. The Bion 3G technology platform will provide treatment of, as well as renewable energy and co-product recovery/production from, the CAFO and/or food processing waste streams, on-site utilization of some or all of the renewable energy generated (and potentially, biofuel/ethanol production), in an environmentally and economically sustainable manner that reduces the aggregate capital expense and operating costs for the entire integrated complex while increasing production efficiencies and generating supplemental revenue streams.

Sustainable/ Organic Grain-Finished Beef Opportunity:

Bion believes there is a potentially large opportunity for JVs to produce sustainable/organic grain-finished beef.

Beef production is the most challenged sector of the livestock industry, due to its size and inability, as currently structured, to respond to growing consumer concerns related to sustainability and food safety. The industry is structured to produce multiple levels of a commodity products (without any significant pricing premiums) graded based upon taste and tenderness. Today, however, consumer demand is shifting to products that are more sustainable, regarding carbon footprint, impacts to air and water and other metrics. The result has been an opening for disruptive startups, including Beyond Meat and Impossible Foods, that are backed by large institutional investors and offer plant-based (in part) meat substitutes. The CEO of Impossible Foods has made bold claims that the $100B-plus (U.S. alone) meat industry will be obsolete in 15 years. The Company disagrees --- but such competition provides opportunities for Bion.

The Company doesn’t think the consumer wants to ‘blow up’ the beef industry which is responsible for the best and safest beef available in the world today (as well as the livelihoods of almost 800,000 farming, ranching and other families supported by the beef industry in the U.S). Rather, consumers want it to be more sustainable---and still taste good. Bion believes that strong demand exists for a verified sustainable beef product, with the taste and texture of traditional corn-fed beef which addresses the consumers’ concerns . Bion’s technology platform is designed to enable livestock producers to produce an environmentally sustainable beef product. Bion has worked with the USDA’s Process Verified Program (“PVP”) to establish a USDA-certified sustainable brand. Bion previously achieved conditional approval (for its 2G Tech pending resubmission and final inspections) for USDA brand certification that would initially include verified reductions in carbon, nutrients, and pathogens. The Company is confident that its 3G Tech will support a PVP brand for products of both sustainable and/or organic beef JVs.

We are moving forward with preliminary pre-development work on a JV to build a state of the art beef cattle operation in the Midwest U.S. The project would produce corn-fed USDA-certified organic- and/or sustainable-branded beef. Organic beef would be finished on organic corn (vs grass fed), produced using the ammonium bicarbonate fertilizer captured from the cattle’s waste. We believe Bion’s unique ability to produce fertilizer for growing of a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

In addition, as described above, we intend to develop JVs which use Bion’s organic ammonium bicarbonate fertilizers to support organic grain production. This grain can be fed (in the finishing stage) to livestock and raise organic beef (and beef products) that will meet consumer demand with respect to sustainability and safety and provide the tenderness and taste American consumers have come to expect from premium American beef. Such a product is largely unavailable in the market today.

Bion views such Integrated Projects as likely comprising parties including: a) Bion, b)capital market financing providers, c) participating organic grain producers, d) cow calf operators, e) cattle feedlot operators and f) slaughter/processing plants. Bion’s model will enable each market segment to generate greater profitability for essentially performing the same basic services as part of an integrated program rather than the present fragmented industry model. Providing an organic corn producer with sufficient ammonium bicarbonate to support a higher yield per acre in return for a share of the excess yield value is one example of integration.

Bion’s current long-term goal is to enter in to JVs to commence development of a number of integrated beef projects in the Midwest over the next 24 to 48 months. We anticipate that different projects will be integrated to different degrees and in different manners. Bion, as developer of, technology provider to, a participant in its Integrated Projects, anticipates that it will share in the cost savings and revenue generated from the benefits of integrated activities, including the potential for premium pricing due to sustainable branding.

Note that, in addition to the organic beef opportunity, Bion’s 3G Tech can also support sustainable beef, with a dramatically reduced nutrient (water), carbon (air), and pathogen footprint with USDA PVP certified branding. The Company also intends to pursue this opportunity.

A material portion of the Company’s current activity is focused on activities needed to be completed to support these opportunities

We anticipate that most JV Projects (including Integrated Projects) undertaken by the Company in which we retain ownership interests will be pursued through and owned by single project subsidiaries.  Bion PA 1 LLC (“PA1”), through which the Kreider 1 System was developed at the Kreider dairy, and Bion PA 2 LLC (“PA2”), through which we are pursuing development of the Kreider JV and the Kreider 2 poultry waste Project, are the first two of what are likely to be many such entities.

Going Concern:

The Company's consolidated financial statements for the years ended June 30, 2020 and 2019 included herein have been prepared assuming the Company will continue as a going concern.  The Company has not recorded significant revenue from operations for either of the years ended June 30, 2020 or June 30, 2019.  The Company has incurred net losses of approximately of $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively. The Company had a working capital deficit and stockholders' deficit, respectively, of approximately $10,474,000 and $15,130,000 as of June 30, 2020.The report of the independent registered public accounting firm on the Company's consolidated financial statements as of and for the years ended June 30, 2020 and June 30, 2019 includes a "going concern" explanatory paragraph, which means that there are factors that raise substantial doubt about the Company's ability to continue as a going concern.

PRINCIPAL PRODUCTS AND SERVICES

The Company’s primary focus is on implementing its 3G Tech in JVs (as described above). Therefore, the category ‘PRINCIPAL PRODUCTS AND SERVICES’ is not fully appropriate. While the Company may implement some 3G Tech systems on a contractual basis, our business is not primarily involved in sale or long term direct operations/management of our systems. The discussion below should be read in the context this business focus (described in detail above and below).

Bion has invested over $100 million in its business since 1989, much of which has been expended development of its technologies and technology platform, policy change initiatives and other activities. Our 2G Tech (now supplanted by our 3G Tech) was proven at commercial scale and was been reviewed and qualified for federal loan guarantees under USDA’s Technical Assessment program. The 2G Tech platform (as will our 3G Tech going forward) provided verified nutrient credits from wet livestock waste (dairy, beef, and swine) that can be used to offset US EPA-mandated TMDL requirements. The Company intends to implement its first 3G Tech systems during the 2021 (current) and 2022 fiscal years. Our 3G Tech and 3G Tech platform provide the basis for our planned JVs and Projects and therefore constitute our ‘principal products’.

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

Bion’s waste treatment solutions are scalable, proven in commercial operations (2G Tech) and the verified results have been accepted by EPA (for use as a “qualified offset”), USDA and other regulatory agencies. Bion’s core processes are protected by nine U.S. patents and six international patents, with additional applications pending in the US, EU, New Zealand, Mexico, Brazil, Argentina and Australia. We do not know of any other cost-effective technology that provides Bion system’s level of treatment of livestock waste: dairy, beef, poultry and swine. Note that while revenues from Bion’s 2G platform were 90 percent dependent on developing markets for nutrient reductions, our 3G Tech systems will generate revenues from multiple co-product streams to supplement revenues from nutrient reductions.

Bion’s 3G Tech platform has been developed over the past four years to maximize co-product recovery values from large scale facilities (or multiple modular facilities) while maintaining/improving the level of environmental remediation produced by our 2G systems. The 3G systems will recover nitrogen from the CAFO waste stream for production of nitrogen-rich fertilizer products that Bion believes will qualify for certification for use in growing organic crops (the first approval was received during the 2020 fiscal year) for livestock and human. Further, the 3G Tech platform will recover methane that can be conditioned to pipeline quality and will qualify for various credits and subsidies as clean, renewable natural gas.  These two revenue streams will supplement revenues from nutrient reduction credits and USDA-certified PVP sustainable branding.

Building upon our 2G Tech and Bion's over 20 years of experience providing waste treatment services to the livestock industry, commencing with our first generation technology applications, the Company is pursuing the Retrofit opportunity related to environmental remediation of existing CAFOs.  Our technology has evolved and been upgraded over the decades to meet changing standards and requirements. While Bion's 3G Tech platforms creates potentially profitable business opportunities to provide waste treatment services and systems and/or renewable energy production capability to existing large livestock operations (of which there are many), and potentially to smaller facilities through aggregation of waste streams. this is not our primary focus. Candidates for these solutions include individual CAFO facilities that face impending regulatory action, CAFOs that wish to expand or relocate, and operations located in regions that suffer severe and immediate environmental issues, such as the Chesapeake Bay watershed, Great Lakes region and/or the San Joaquin Valley, where financial incentives (such as nutrient reduction credit trading programs) are (or may become) available that encourage voluntary reductions of nutrient releases and/or atmospheric emissions from agricultural sources.

Pennsylvania and Chesapeake Bay Initiatives

The Kreider 1 2G Tech dairy system in Pennsylvania in the Chesapeake Bay watershed represented the Company's first Retrofit in this market segment. This Retrofit installation was designed and intended primarily to reduce nitrogen and phosphorus releases and ammonia emissions from the dairy waste streams to generate tradable nutrient reduction credits as part of a nutrient credit trading program through the PA Department of Environmental Protection (‘PADEP’). While this project has not been (and most likely will not be) a commercial success on a stand-alone basis (due to PA’s failure to implement a viable long-term credit trading market), it has demonstrated that Bion’s manure treatment technology can generate low-cost verified credits, providing the basis of a 2013 PA Legislative Budget and Finance Committee report (updated in 2018) that supports the use of manure technologies to provide low-cost alternatives to meet Bay mandates.

It is likely that the Kreider 2 poultry waste treatment Project, which is in its early development and pre-permitting phase, will be one of our first large scale JV Projects. The Kreider 2 Project will utilize our 3G Tech platform to treat the waste stream from Kreider Farm’s large poultry operations (possibly together with waste from other nearby poultry operations and/or other waste streams) (and the dairy waste stream previously treated in the Kreider 1 system) to generate renewable energy, marketable nutrient reduction credits and co-products (including nitrogen in organic and/or non-organic forms). It is targeted to treat the waste stream from approximately 9 million birds, in modules, when fully developed. Estimated capital costs (‘capex’) are currently in the $60 million range (with the caveat that no site has yet been chosen, technology development is not complete and the final design work has not yet begun) and has the potential to generate gross revenues of up to $50 million annually from the multiple revenue streams based on current projected yields and prices, none of which are assured. Note that tech and system design work is continuing and the Company anticipates reduce reductions of both capex and operating costs.

To complete and operate the Kreider 2 project, substantial capital (equity and/or debt) has been and will continue to be expended.  Additional funds will potentially be needed to be expended so that the Kreider 1 system and the Pennvest Loan (see below) situation can be resolved, of which there is no assurance. The Kreider 1 system was developed to earn revenue primarily from the sale of nutrient reduction (and/or other) environmental credits. In contrast, upon successful construction and operation, the Company anticipates that the Kreider 2 Project will earn revenue from the sale of nutrient reduction (and/or other) environmental credits generated by its 3G Tech system and through sales of renewable energy and co-products (fertilizer nutrients and soil amendment products in organic and/or non-organic forms and/or renewable energy and environmental credits) recovered.

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

Bion anticipates that it will be able to profitably sell nutrient credits generated at the the Kreider 2 facilities (and subsequent projects) if prices are in the range of $8-$12 (or higher) per lb. of nitrogen reduction under long-term contracts, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that competitive bidding for nutrient reduction credits from alternative approaches can provide dramatically lower-cost solutions than traditional strategies.

The Company anticipates that the Kreider 2 poultry waste treatment facility in PA will be one of its initial 3G Tech Projects. Bion intends that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) after PA adopts a competitively-bid nutrient reduction Credit purchase program (see discussion above and below).

Sustainable/Organic Corn-Fed Beef Opportunity

The Company believes that one of its major opportunities will be in JVs to pursue the Sustainable/Organic Corn-Fed Beef Opportunity in the Midwest as discussed at some length above. It is the Company’s current intention to initiate several JVs pursuing this opportunity as developer of, technology provider to, and direct participant. See discussion above.

It is not possible at this time to firmly predict where the initial JVs and/or Project will be developed or the order in which JVs and Projects will be developed. All potential JVs and/or Projects are in very early pre-development stages and may never progress to actual development or may be developed after other JVs and/or Projects not yet under active consideration.

The Company's successful accomplishment of its business activities is dependent upon many factors (see 'Forward-Looking Statements' above) including without limitation the following, none of which can be assured at this date:

  Successful development and completion of the first 3G Tech Project(s) to demonstrate the commercial economics of its 3G Tech platform;
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
  Successful completion of organic certifications and USDA-certified sustainable brand ;
  Our ability to raise sufficient funds to allow us to finance our activities, Retrofits and Projects; and
  Regulatory and enforcement policies at the Federal, State and local levels.

CAFO INDUSTRY: PROBLEM AND OPPORTUNITY

In the U.S. (according to the USDA’s 2017 agricultural census) there are over 9M dairy cows, 90M beef cattle, 60M swine and more than 2 billion poultry which provides an indication of both the scope of the problem addressed by Bion’s technology, as well as the size of the opportunity. Environmental impacts from livestock production include surface and groundwater pollution, greenhouse gas emissions and other air pollution, excess water use and pathogens related to foodborne illnesses and antibiotic resistance. The greatest impacts come from the manure waste. Estimates of total annual U.S. livestock manure waste vary widely, but start around a billion tons, between 100 and 130 times greater than human waste. However, while human waste is generally treated by septic or municipal wastewater plants, livestock waste – raw manure – is spread on our nation’s croplands for its fertilizer value. More than half of U.S. crop production is fertilized in this manner. Runoff from livestock waste has been identified as one of the largest sources of excess nutrients in most major watersheds. Excess nutrients fuel algae blooms nationwide that are increasingly toxic; dead zones in the Great Lakes, Chesapeake Bay, and Gulf of Mexico; and nitrate-contaminated drinking water in a growing number of states including Pennsylvania, California, Wisconsin, Washington and other states. US EPA considers excess nutrients “one of America’s most widespread, costly and challenging environmental problems”. Nutrient runoff is expected to worsen with rising temperatures and increasing rainstorm intensity resulting from climate change.

More than half of the nitrogen nutrient impacts from livestock come from ammonia emissions from the waste. Nitrogen in the form of ammonia is extremely volatile, reactive and mobile. When airborne ammonia/ nitrogen eventually settles back to the ground through atmospheric deposition - it ‘rains’ everywhere. Most of this nitrogen enters surface and groundwater. In the context of groundwater aquifers, it can contaminate drinking water sources. It is now well-established that most of the voluntary conservation practices (often referred to as “BMPs” or “Best Management Practices”) that have traditionally been implemented to attempt to mitigate nutrient runoff are considerably less effective than previously was believed to be the case. This is especially the case with regard to addressing mobile ammonia emissions because such BMPs are primarily focused on surface water runoff, directly from farm fields in current production, versus the re-deposition that takes place everywhere.

Further, groundwater (vs surface water) transports this volatile nitrogen downstream, creating an additional problem, since most of the current conservation practices relied on to reduce agricultural runoff to our lakes and estuaries are bypassed by this subsurface flow. Nitrate-contaminated groundwater is of growing concern in agricultural regions nationwide. Pennsylvania, Wisconsin, California and Washington, (and other states) all now have regions where groundwater nitrate levels exceed EPA standards for safe drinking water. Additionally, in arid climates, such as California, airborne ammonia emissions from livestock manure contribute to air pollution as a precursor to PM2.5 formation, small inhalable particulate matter that is a regulated air pollutant with significant public health risks. Whether airborne or dissolved in water, ammonia can only be cost-effectively controlled and treated at the source-- before it has a chance to escape into the environment where it becomes extremely expensive to ‘chase’ and treat.

Nutrients from livestock waste runoff fuel downstream toxic algae blooms and dead zones in the Chesapeake Bay, Gulf of Mexico, Florida Bay, and many other estuaries, as well as the Great Lakes. Excess nutrient runoff also impacts local- and fresh-water resources, producing algae blooms in lakes and rivers and contaminating underground aquifers that supply drinking water. The impacts of livestock production on public health and the environment are coming under increasing scrutiny from environmental groups and health organizations, regulatory agencies and the courts, the media, consumers and activist institutional investors.

Over the last several decades the livestock industry ‘specialized’, essentially decoupling from crop farming, and began developing increasingly larger facilities, which are often in close proximity, to improve production efficiencies. CAFOs are now responsible for 70-80% of U.S. animal protein production. The unintended consequence of increased scale, together with concentration in certain geographies, has been to overwhelm nature’s ability to absorb nutrients and mitigate other impacts from animal waste.

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

Agricultural runoff (including atmospheric deposition of nitrogen from livestock-related ammonia emissions) is one of the largest water pollution problem in the United States. Agricultural release of nitrogen and phosphorus into rural watersheds negatively impacts water quality and increases remediation costs, not only for local waterways and aquifers, but also for downstream water bodies and urban areas. Over-application of animal waste to cropland has resulted in manure nutrients polluting surface and ground water systems, adversely impacting fresh and salt water quality throughout the country, including the Chesapeake Bay, the Great Lakes and the Gulf of Mexico.

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

Bion’s 3G Tech Project JV business model is applicable to existing large scale installations (such as the Kreider poultry operations in PA), newly established CAFO complexes, and/or, potentially, ‘central waste processing facilities’ that serve multiple geographically-close CAFO facilities,  is based on revenue from the sale of 1) financial products generated in the course of Bion’s  3G Tech waste treatment including: a) nutrient reduction credits, b) renewable energy-related credits and c) other environmental credits; 2) co-products, including a) ammonium bicarbonate fertilizer (liquid and solid crystal), b) other fertilizer/soil amendment products, and 3) renewable natural gas (“RNG”); and 4) revenues from premium pricing/license fees due to sustainable branding. Based on pilot study results over the last 24 months related to the 3G Tech platform (and assuming such pilot results are achievable at commercial scale), Bion’s management currently estimates that in a commercial-scale Bion 3G Tech Project (such as the proposed Kreider 2 poultry waste treatment facilities or a large scale beef project of equivalent size) that there will be four large revenue streams (based on currently projected pricing and yields (of products and/or verified credits), which may vary in the future, each category would contribute between 25%-45% of the gross revenues):

  sales of verified nutrient reductions (when competitive bidding markets mature);
  sales of nutrient/soil amendment co-products (which will require building distribution with industry partners, regulatory certifications (including organic certification), field trials and market acceptance);
  sales of RNG (and related credits); and
  increased livestock sales revenue (premium pricing and/or brand licensing fees) from sustainable branding based on implementation of Bion’s 3G Tech.

Assuming that Bion can accomplish the tasks above, we believe that in some fully built-out JV Projects, any two of the above revenue categories may be sufficient to support debt service and operating costs , based upon current estimated CAPEX and OPEX costs, and achieve profitability when three revenue streams can be realized by a particular Project (without consideration of cost savings and/or additional revenue streams potentially available as the result of full integration).

There are many risks associated with these projections, but Bion’s management is cautiously optimistic that the challenges will be met as the initial Projects are developed.

The Company is involved in ongoing technology development work with regard to:

1)	Ammonium Nitrogen Recovery (plus residual soil amendment production)

As part of our 3G Tech work, since 2015 Bion has filed patent applications for our processes that recover a natural nitrogen fertilizer product without the use of chemical additives or processes. Two patents have been granted related to our 3G Tech and a Notice of Allowance from the US Patent and Trademark Office (“USPTO”) was recently received regarding a third patent (expected to be issued later in 2020). Organic co-products consist of concentrated ammonia liquid, ammonium bicarbonate crystal solids and residual solids from the evaporation/distillation process utilized to process the discharge from a customized front-end anaerobic digester (See “Patents”). Bion anticipates seeking organic certifications/approvals for its ammonia bicarbonate fertilizer products (first OMRI approval for a low concentration ammonium bicarbonate liquid product was obtained during fiscal year 2020) for use in growing of organic feed crops and/or organic food.  The solid fertilizer product is intended to contain 12 to 16 percent nitrogen in a solid crystalline form that is water soluble and provides readily-available nitrogen. It will contain none of the phosphorus, salt, iron and other mineral constituents found in many organic fertilizers and also in the livestock waste stream (which may be separately recovered). Instead, the nitrogen recovered from Bion’s process will be in an industry-standard yet pure form that can be precision-applied to crops using existing practices and is intended to be suited to greenhouse, hydroponic and indoor vertical farming applications. Successful OMRI (and/or other) certifications/approval, if achieved, for the product’s use in organic crop production will provide Bion with access to a higher value market for the product than the synthetic nitrogen markets. The ability to generate concentrated ammonium bicarbonate in large scale and at low cost will potentially open significant opportunities in existing and future unique markets such as corn-fed organic beef, vertical farming and potentially organic cannabis. Both the ammonium bicarbonate and the residual solids will require OMRI (or other institutional) review and approval for their use as certified fertilizer products in organic farming operations.

2)	Renewable Energy/Credits

Bion’s 3G Tech platform incorporates anaerobic digestion (“AD”) (following pre-treatment) to recover methane from the volatile solids in the CAFO waste stream. At sufficient scale, methane can be cost-effectively conditioned and injected into existing pipelines, resulting in a renewable compressed natural gas. Federal programs to support renewable energy production include a 30 percent Biogas Investment Tax Credit (ITC) for qualifying biogas technologies and the Renewable Fuel Standard program that provides ongoing renewable energy credits for the production and use of renewable transportation fuels.  Livestock waste is one of the largest contributors of methane and nitrous oxide emissions, two of the most potent greenhouse gases. Under California’s carbon cap-and-trade program, eligible credits are currently being purchased from dairy farms located anywhere in the U.S. that utilize AD. Bion intends to file an application to include beef manure and poultry layer manure (such as will be processed at Bion’s Kreider 2 poultry waste treatment facility), as an eligible feedstock as part of the development process for JV Projects.

3)	Sustainable Branding

During December 2015, Bion submitted its branding application to the USDA Agricultural Marketing Services’ Process Verified Program (“PVP”) to certify a number of verifiable environmental and public health benefits associated with the application of Bion’s 2G Tech to livestock production facilities utilizing our 2G Tech. The initial application included reductions in both nitrogen and carbon footprint, as well as pathogens. Licensing Bion’s brand, if approval is received, will allow producers that utilize Bion’s technology to differentiate themselves to consumers who are becoming increasingly more sustainability- and safety-conscious in their food choices. Bion’s Kreider 1 application received initial stage approvals by USDA, pending site-specific audits. We intend to file applications to include the utilization of our 3G Tech as JVs proceed toward development.

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

Bion’s long-term objective is to focus the use of its 3G technology, branding and organic co-product revenues to develop large-scale livestock production JV Projects that consolidate, either by direct ownership or joint venture, the revenues from livestock production and Bion’s platform-related revenue sources. Note that appropriate housing for beef cattle (replacing open feedlots) will represent a significant percentage of the cost in the case of Projects involving beef production and will be required to collect the waste in an efficient manner in order to generate renewable energy and nutrient credits. However, the Company believes the such housing will significantly increase livestock production net income (due to efficiencies in rate of weight gain, improved mortality rates and other documented factors) and that premium pricing of even 5-7% at the wholesale level resulting from a USDA-certified ‘environmentally sustainable’ brand will have a dramatic positive impact on the overall economics of production. Further, we project that the potential revenue streams associated with organic co-products and sustainable branding will provide key long-term value opportunities that will drive such Projects.

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

CORPORATE BACKGROUND

The Company is a Colorado corporation organized on December 31, 1987. Our principal executive offices are now located at the residence of our Office Manager at 9 East Park Court, Old Bethpage, New York 11804, at which location most of the Company’s physical records and central computer reside. Our primary telephone number is 516-586-5643. We have no additional offices at this time as all employees and primary consultants work from their home offices.

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

Although we have been conducting business since 1989, we determined that we needed to redefine how we could best utilize our technology during 2003.  From 2003 through early 2008, we primarily worked on technology improvements and applications and in furtherance of our business model of Integrated Project development.  During 2008 we re-commenced pursuing active commercial transactions involving installation of our 2G Tech for CAFO waste treatment and related environmental remediation and initiation of pre-development modeling and pre-development work to prepare for our initial Integrated Projects. We are now focused JVs based on implementation of our 3G Tech platform (and business model) as discussed above.

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

From 2009 through the present period, Bion has  actively pursued business opportunities in three broad areas 1) Bion systems to retrofit of existing CAFO’s (some of which may  generate verified nutrient credits and revenues from the production of renewable energy and byproducts) (“Retrofits”), and 2) development of new state-of-the-art large scale waste treatment facilities, potentially in conjunction with new CAFOs developed in strategic locations that were not previously possible due to environmental constraints in strategic locations (“Projects”) (some of these may be “closed loop’ Integrated Projects that were not previously possible due to environmental constraints as described below), and 3) licensing and/or joint venturing of Bion’s technology (primarily) outside North America. Bion is pursuing these opportunities within the United States and internationally. Launch of our 3G Tech (for use in all these areas) is anticipated during2020/2021.

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

Pursuant to the KF agreements, Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment, while generating marketable nutrient credits and renewable energy, was designed, constructed and entered full-scale operation during 2011. On January 26, 2009, the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1”). After substantial unanticipated delays, on August 12, 2010, PA1 received a permit for construction of the Kreider 1 system.  Construction activities commenced during November 2010.  The closing/settlement of the Pennvest Loan took place on November 3, 2010.  PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011.  The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year.  During 2011, the PADEP re-certified the nutrient credits for this project.  The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012, on which date the Company deemed that the Kreider System was ‘placed in service’.  As a result, PA1 commenced generating nutrient reduction credits for potential sale, while continuing to utilize the Kreider 1 system to test technology improvements and add-ons. However, substantial liquidity in the Pennsylvania nutrient credit market for long term nutrient reduction credits has never developed significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has made it impossible to economically monetize the nutrient reductions created by PA1's Kreider 1 project (and Bion's other proposed projects in PA). These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and it is unlikely that PA1 will ever be able to generate such revenues from the Kreider 1 system (as designed and constructed). PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013.  Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2020.  Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively.  During the 2016 fiscal year, effective June 30, 2016, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero.  This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equaled PA1’s contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1's proposal made during the fall of 2014. As of the date of this report, no proposals (formal or informal) are under consideration and only sporadic communication has taken place regarding the matters involved over the last 6+ years. It is not possible at this date to predict the outcome of this matter given the extended period which has passed without resolution and that fact that the technology employed in the Kreider 1 system is now outdated. However, the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of full operations of KF1) may in the future be possible in conjunction with the Kreider 2 Project described below) may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. The Covid-19 pandemic has further increased uncertainties. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 6-12 months.

The projected economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. However, the Company’s consolidated balance sheet as of June 30, 2020 reflects the Pennvest Loan as a liability of $9,585,883 despite the fact that the obligation (if any) solely an obligation of PA 1.

The Company is currently not operating the Kreider 1 System but continues to ensure that some equipment maintenance work takes place pending development of a more robust market for its nutrient reductions and/or its potential inclusion within the Kreider 2 Project as discussed above.

As a result of the extended period of Kreider 1 full-scale, commercial operations, Bion is confident that future Bion systems can be constructed with even higher operational efficiencies at lower capital expense and with lower operational costs.  Operating results of the Kreider 1 system have documented the efficacy of Bion’s nutrient reduction technology and vetted potential ‘add-ons’ for future installations.

The original Kreider agreements provided for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million)(and potentially other poultry operations and/or other waste streams)('Kreider Renewable Energy Facility' or ' Kreider 2 Project'). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 2G Tech Project design for 559,457 nutrient credits under the old EPA's Chesapeake Bay model. The Company anticipates that the 3G Tech Kreider 2 Project will be re-certified for between 2-4 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to a future reapplication (or subsequent amended application) pursuant to the amended EPA Chesapeake Bay model and 2018 agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy – including the Kreider Dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which may be one of the first full-scale projects to utilize Bion's 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status of its initial modules during the 2021 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the 2021 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the PA nutrient credit market has not developed significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and will most likely continue delay PA2's Kreider 2 Project and other proposed projects in PA.

Note that Bion believes that the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

The Kreider 2 poultry waste treatment facility in PA may be the Company’s initial Project utilizing our 3G Technology. Bion anticipates that it will select a site for the Kreider 2 Project and/or its initial Integrated Project (and possibly additional Projects) during the current fiscal year if SB575 (or a successor) becomes law in PA (including funding). Bion hopes to commence development of this Project by optioning land and beginning the site specific design and permitting process during the current year, but delays are possible. It is not possible at this time to firmly predict where this Project will be developed or the order in which Projects will be developed. All potential Projects are in very early pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

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

Bion anticipates that it will be able to profitably sell nutrient credits from its Kreider facilities (and subsequent projects) if prices are in the range of $8-$12 (or higher) per lb. of nitrogen reduction, of which there is no assurance. Bion further believes that with the studies and information now available to other states that are (or will shortly be) facing these same decisions, a cost-benefit analysis will make it clear from the outset that credits from alternatives can provide dramatically lower-cost solutions than traditional strategies. ..

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

In 2013, a report was issued by Pennsylvania State University (https://www.usda.gov/oce/environmental_markets/files/EconomicTradingCBay.pdf) which the PADEP Secretary in 2016 described as the most reliable estimate of the amount of financial resources required to fully implement non-point source best management practices (BMPs) called for in Pennsylvania’s Watershed Implementation Plan (WIP). This report provided two estimates. The first estimate showed a need for $3.6 billion in capital costs to fully implement all non-point source BMPs in the WIP, in incremental levels between 2011 and 2025. The second estimate annualized costs through 2025 and included operation and maintenance (O&M) costs, resulting in a figure of $378.3 million per year. Overall, this 2013 PSU study projected the state would need $378 million per year for 15 years, including O&M totaling $5.6 billion to place in service a sufficient number of designated BMPs to achieve reductions of 24 million pounds of nitrogen annually.  The 2013 PSU study was completed prior to guidance issued by US EPA Region 3 in 2014 which was adopted by the PADEP as a requirement for a one-for-three ‘uncertainty factor’ be applied to BMPs in PA, since their actual performance is now known to be substantially less than previously modelled. Accounting for the uncertainty factor, PA’s BMP cost estimate per the PSU study would need to be increased to $16.8 billion (three times the $5.6 billion conclusion of the PSU study).

A significant portion of Bion’s current activities concern efforts with private and public stakeholders (at local and state level) in PA, (and other Chesapeake Bay, Midwest and Great Lakes states) and at the federal level (EPA and other executive departments and Congress) to establish appropriate public policies which will create regulations and funding mechanisms that foster installation of the low cost, technology-based  environmental solutions that Bion (and others) can provide through clean-up of agricultural waste streams. The Coalition for an Affordable Bay Solution (“Coalition”) was formed to support the creation of a competitively-bid nitrogen trading program in Pennsylvania that will enable Pennsylvania to capture the economic benefits outlined in the Report. The Coalition supports legislation to establish a competitively-bid RFP program for nitrogen reductions, where bids will also be ‘scored’ to reflect the value of the benefits to PA’s interior waterways and communities.  Founding members of the Coalition represent both Chesapeake Bay and national industry participants, and include Bion, JBS, SA, Kreider Farms, and Fair Oaks Farms. The Company believes that: i)  the April 2015 release of a report from the Pennsylvania Auditor General titled “Special Report on the Importance of Meeting Pennsylvania’s Chesapeake Bay Nutrient Reduction Targets” which highlighted the economic consequences of EPA-imposed sanctions if the state fails to meet the 2017 TMDL targets, as well as the need to support using low-cost solutions and technologies as alternatives to higher-cost public infrastructure projects, where possible, and ii)  Senate Bill 575 (successor to prior SB 924, SB 724 and SB 799) which, if adopted, will establish a program that will allow the Pennsylvania’s tax- and rate-payers to meet their EPA-mandated Chesapeake Bay pollution reductions at significantly lower cost by purchasing verified reductions (by competitive bidding) from all sources, including those that Bion can produce through livestock waste treatment, represent visible evidence of progress being made on these matters in Pennsylvania. Such legislation, if passed and signed into law, will potentially enable Bion (and others) to compete for public funding on an equal basis with subsidized agricultural ‘best management practices’ and public works and storm water authorities. Note, however, that there has been vocal opposition to SB 575 (and its predecessors) from threatened stakeholders committed to the existing status quo approaches--- a significant portion of which was focused on attacking (in often inaccurate and/or vilifying ways) Bion in/through social media and internet articles, blogs, press releases, twitter posts and re-tweets, rather than engaging the substantive issues. If legislation similar to SB 575 is passed and implemented (in something close to its current form), Bion expects that the policies and strategies being developed in PA will not only benefit the Company’s existing and proposed PA projects, but will also subsequently provide the basis for a larger Chesapeake Bay watershed strategy and, thereafter, a national clean water strategy.

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

Bion estimates that the overall market opportunity for Bion in the Chesapeake Bay watershed is large and of long duration. Most (if not all) of the publicly proposed new (or upgraded) municipal waste water and storm water treatment facilities in the Chesapeake Bay watershed in PA, Maryland, Virginia and Washington, DC have projected costs (capital and operating) far in excess of the costs involved in reducing nutrients using Bion’s technology to treat CAFO wastes at the source. While regulatory and enforcement policy is still evolving and, therefore, the impact of those future policies upon Bion's operations cannot be precisely predicted and/or fully quantified, Bion believes that the tremendous difference between its cost to remove nutrients from a concentrated livestock manure waste stream and the cost required for reduction of nutrients from diluted conventional waste water and storm water treatment technologies, makes it reasonable to believe that Bion's potential profitability from projects in the Chesapeake Bay watershed should be significant. Based on the aggregate size of livestock operations in the Chesapeake Bay watershed, Bion believes that the potential market for reductions in nitrogen loadings to the Chesapeake Bay watershed from livestock can be reasonably anticipated to increase tenfold (or more) to total in excess of 75 million (or more) pounds annually (including airborne ammonia) over the next decade, with verified nutrient reductions potentially generated equaling 50% to 60% of that aggregate required nitrogen reduction. Bion hopes that some significant portion of the nutrient reductions related to this clean-up mandate will be made by Bion Systems (which portion cannot be reasonably estimated at this time).

We believe that the credits from the (now dis-continued) Kreider 1 dairy project (verified by the PADEP) represented the first nutrient credits from ‘multi-media’ (air and water) reductions from an unregulated, non-point source (livestock) technology-based project to be verified (including ammonia reductions). These credits will be equivalent to municipal wastewater treatment plant reductions, once regulatory issues are resolved.  Further, we believe this will provide, over time, a basis for credit trading basin-wide throughout the Chesapeake Bay watershed (beyond just Pennsylvania where the credits are being generated to the other states and Washington, DC). An established basin-wide trading program will potentially broaden the market for credits from smaller local watersheds to the entire Chesapeake Bay Watershed. Both USEPA and Maryland DNR have expressed support for basin-wide trading for the Bay.

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

RECENT FINANCINGS

Sales of Common Stock during 2020 and 2019 Fiscal Years

During the year ended June 30, 2020, the Company sold 3,168,001 shares of its unregistered common stock (not including 29,000 shares issued to entities for services and 143,316 shares issued upon conversion of debt).  During the year ended June 30, 2020,  the Company sold 18,000 units at $0.50  per unit and received gross proceeds of $9,000 and net proceeds of $8,100; each unit  consisting of one share of the Company’s restricted common stock and one half  warrant to purchase half a share of the Company’s restricted common stock at $0.75 until December 31, 2020.   During the year ended June 30, 2020, the Company also sold  2,000,001 units at $0.50 per unit, and received gross proceeds of $1,000,000 and net proceeds of $910,500 with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 per share until December 31, 2020.  In addition, the Company also sold 1,150,000 units at$0.50 per unit and received gross proceeds of $575,000 and net proceeds of $517,500 with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2021.     During the year ended June 30, 2020, Mark Smith elected to convert a loan payable, accrued expenses and interest of $15,000, $52,830 and $3,828 respectively, into an aggregate 143,316 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

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

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

In our JVs/Projects (including Integrated Projects) business segment, we will most likely be dependent upon one or a few major customers/partners/joint venturers since a relatively limited number of JVs and/or Projects (including Integrated Projects) will be developed by the Company. We anticipate initially developing, owning interests in, and operating only one or a few Projects commencing during 2021, and, thereafter, developing a limited number of Projects at a time. Thus, at least for the near future, our revenues will be dependent on a relatively small number of major Projects, participants and/or customers.

In our CAFO Retrofit/remediation business segment, we currently have only built one system and it is no longer operating and only have contracts with only a single party. However, there are thousands of CAFO’s in the United States and we anticipate that in the future we will have agreements with many CAFO customers.

PATENTS

We are the sole owner of nine United States patents. Bion also owns one Australian patent, two Canadian patents, one patent from New Zealand and two patents from Mexico.

Patent Numbers and date of issue:

United States Currently Issued:

(1)	6,689,274: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 6/28/2021)
(2)	6,908,495: Low Oxygen Organic Waste Bioconversion System: (NdeN+divisional) Jere Northrop & James W. Morris (Exp 5/2/2021)
(3)	7,431,839: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) James W. Morris & Jere Northrop (Exp 12/26/2021)
(4)	7,575, 685: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA) James W. Morris & Jere Northrop (Exp 2/8/2021)
(5)	7,879,589: Micro-Electron Acceptor Phosphorous Accumulating Organisms: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 11/10/20)
(6)	8,039,242: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwoA Microbial) James W. Morris & Jere Northrop (Exp 11/10/20)
(7)	8,287,734: Method for Treating Nitrogen in Waste Streams: (OCN) Jere Northrop & James W. Morris (Exp 3/20/31)
(8)	10,106,447: Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Exp. 9/14/2035)
(9)	10,604,432: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Exp 6/29/2037)

Australia Issued:

(1)	2002/227224: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

Canada Issued:

(1)	2,428,417: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/21).
(2)	2,503,166: Low Oxygen Biologically Mediated Nutrient Removal: (NdeN+PwA) Jere Northrop & James W. Morris (Exp 11/8/21).

Mexico Issued:

(1)	240,124: Low Oxygen Organic Waste Bioconversion System; 9/8/06 (notified 3/26/07) (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)
(2)	263,375: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

New Zealand Issued:

(1)	526,342: Low Oxygen Organic Waste Bioconversion System: (NdeN) Jere Northrop & James W. Morris (Exp 11/8/2021)

We are also the sole owner of, or possess the contractual right to acquire exclusive patent rights to, two pending United States patent applications (one of which has received a Notice of Allowance) and two international (PCT) patent applications as set forth below:

United States Currently Pending:

(1)	16/139,709: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon (Notice of Allowance received).

(2)	16/790,390: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon.

International (PCT) Currently Pending:

(1)	PCT/US2016/13254: Process to Recover Ammonium Bicarbonate from Wastewater: Morton Orentlicher & Mark M. Simon. (Application Published).
(2)	PCT/US2018/67247: Process to Recover Ammonium Bicarbonate from Wastewater; Dominic Bassani, Steve Pagano, Morton Orentlicher & Mark M. Simon. (Application Published).

In addition to such factors as innovation, technological expertise and experienced personnel, we believe that a strong patent position is increasingly important to compete effectively in the businesses on which we are focused.  It is likely that we will file applications for additional patents in the future. There is, however, no assurance that any such patents will be granted.

The Company has elected to expense all costs and filing fees related to obtaining patents (resulting in no related asset being recognized in the Company’s consolidated balance sheets) because the Company believes such costs and fees are immaterial (in the context of the Company’s total costs/expenses) and have no direct relationship to the value of the Company’s patents.

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

During the years ended June 30, 2020 and June 30, 2019, respectively, we expended approximately $438,000 and $435,000 (excluding non-cash stock-based compensation) on research and development activities related to our technology platform applications in support of large-scale, economically and environmentally sustainable Projects and Retrofits. . During the 2018 fiscal year, Bion’s research and development has been primarily focused on development work to complete and further refine development of our 3G Tech which will have the capacity to process dry, poultry CAFO waste streams (in addition to wet dairy/beef/swine CAFO waste streams) and increase our ability to recover marketable by-products from the waste stream remediation including renewable natural gas and nitrogen products (organic and non-organic). Some work  has also involved modifying and adding unit processes to our 3G Tech platform with the objective of reducing capital costs and operating costs, while generating commercial equivalent by-products (and therefore, potential revenue streams) and significantly increasing environmental efficiency. As a result of these efforts (including their continuation during the current period), Bion made new (and supplemental) patent filing(s) during the 2020 and 2019 fiscal years related to our 3G Tech. The Company anticipates completion of its pilot system and pre-commercial testing for its 3G Tech by end of the current calendar year to support design finalization for our initial 3G Tech systems. Our technology focus is to separate and aggregate the various “assets” in the waste stream and then to re-assemble them to maximize their economic value. Our current research and development efforts have been focused on developments that will minimize water removal requirements thereby significantly reducing the associated energy costs. In addition, current efforts are focused on fertilizer and soil amendment products (organic and inorganic), water reuse, environmental and reduction credits (including but not limited to nutrient, carbon, sediment, water and pathogen reduction) while reducing capital costs and operating costs. Bion continues to focus on “normalizing” its technology platform for use on multiple species. This effort has required significant work and resource allocation on research regarding balancing the activities of each unit process so that its output enables the subsequent unit processes to maximize efficiency and discharge to the subsequent unit process in order to produce a feedstock cost effectively. The by-products of this series of unit processes (which include certain Bion proprietary elements) are then “reassembled” into products to maximize their economic value. To date, research and development results have supported our objectives.

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

EMPLOYEES

As of September 1, 2020, we had 6 employees and primary consultants, all of whom are performing services for the Company on a full-time basis. The Company utilizes other consultants and professionals on an ‘as needed’ basis. Our future success depends in significant part on the continued service of our key personnel and the ability to hire additional qualified personnel. The competition for highly qualified personnel is intense, and there can be no assurance that we will be able to retain our key managerial and technical employees or that we will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of our employees is represented by a labor union, and we consider our relations with our employees to be good. None of our employees is covered by "key person" life insurance.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company maintains its corporate offices at 9 East Park Court, Old Bethpage, New York 11804, the offices of its office manager/bookkeeper, and its main corporate telephone number is (516) 586-5643.

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

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014.  PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest.  During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1. However, the Company’s consolidated balance sheet as of June 30, 2020 reflects the Pennvest Loan as a liability of $9,585,883 despite the fact that the obligation (if any) solely an obligation of PA 1. PA1 commenced discussions and negotiations with Pennvest concerning this matter during 2014 but Pennvest rejected PA1’s most recent formal proposal made during the fall of 2014. No formal or informal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5+ years. It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations of the Kreider 1 System) may be reached in the context of the future development of the Kreider 2 system if/when a robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next six (6) to twelve (12) months.

Litigation has not commenced in this matter but has been threatened by Pennvest. Such litigation is likely if negotiations do not produce a resolution (although the likelihood is somewhat reduced by the passage of time).

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

	2019		2020
Fiscal Year Ended June 30,	High	Low	High	Low

First Fiscal Quarter	$0.76	$0.45	$0.62	$0.43
Second Fiscal Quarter	$0.71	$0.40	$0.56	$0.365
Third Fiscal Quarter	$0.74	$0.57	$0.55	$0.381
Fourth Fiscal Quarter	$0.80	$0.61	$0.59	$0.42

(b) Holders

The number of holders of record of our common stock at September 1, 2020 was approximately 1,000. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, so we are unable to estimate the number of stockholders represented by these record holders.

The transfer agent for our common stock is Equiniti, 3200 Cherry Creek Drive South, Suite 430, Denver, Colorado 80209.

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

During each of fiscal year 2020 and 2019 the Company paid an aggregate dividend of $0 and $0, respectively, on shares of Series B Preferred Stock and Series C Preferred Stock which were outstanding during the year. A dividend of $2,000 was accrued on Series B Preferred Stock during each of the 2020 and 2019 fiscal years.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

In June 2006 the Company adopted its 2006 Consolidated Incentive Plan, as amended ("Plan"), which terminated all prior plans and merged them into the Plan.  The Plan was ratified by the Company's shareholders in October 2006 (and has been amended multiple times since initial ratification).  Under the Plan, Directors may grant Shares, Options, Stand Alone Stock Appreciation Rights ("SAR's"), shares of Restricted Stock, shares of Phantom Stock and Stock Bonuses and other items with respect to a number of Common Shares that in the aggregate does not exceed 36,000,000 shares. The maximum number of Common Shares for which Incentive Awards, including Incentive Stock Options, may be granted to any one Participant shall not exceed 2,000,000 shares in any one calendar year; and the total of all cash payments to any one participant pursuant to the Plan in any calendar year shall not exceed $1,500,000. As of August 31, 2020, 9,511,600 options have been granted and are outstanding under the Plan (as amended), including all options granted under prior merged plans, and options granted from July 1, 2020 through September 1, 2020, all of which options are vested as of September 1, 2020.  As of June 30, 2019 and June 30, 2020, the Company had no outstanding contingent Stock Bonuses.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of June 30, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	9,511,600	0.74	12,476,923

Equity compensation plans not approved by security holders	—	—	—

Total	9,511,600	0.74	12,476,923

(e) Recent Sales of Unregistered Securities

During the year ended June 30, 2020, the Company sold 3,168,001 shares of its unregistered common stock (not including 29,000 shares issued to entities for services and 143,316 shares issued upon conversion of debt).  During the year ended June 30, 2020,  the Company sold 18,000 units at $0.50  per unit and received gross proceeds of $9,000 and net proceeds of $8,100; each unit  consisting of one share of the Company’s restricted common stock and one half  warrant to purchase half a share of the Company’s restricted common stock at $0.75 until December 31, 2020.   During the year ended June 30, 2020, the Company also sold  2,000,001 units at $0.50 per unit, and received gross proceeds of $1,000,000 and net proceeds of $910,500 with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 per share until December 31, 2020.  In addition, the Company also sold 1,150,000 units at $0.50 per unit and received gross proceeds of $575,000 and net proceeds of $517,500 with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2021.     During the year ended June 30, 2020, Mark Smith elected to convert a loan payable, accrued expenses and interest of $15,000, $52,830 and $3,828 respectively, into an aggregate 143,316 units at $0.50 per unit, pursuant to the 2006 Consolidated Incentive Plan with each unit consisting of one share of the common stock and one warrant to purchase one share of the Company’s stock for $0.75 per share until December 31, 2024.

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

ITEM 6. SELECTED FINANCIAL DATA.

N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Included in ITEM 8 are the audited Consolidated Financial Statements for the fiscal years ended June 30, 2020 and 2019 ("Financial Statements").

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

BUSINESS OVERVIEW

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or ”CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. (See discussion at “Organic Fertilizer products” in Item 1 above.)

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing (in part due to ongoing monitoring and third party verification of environmental performance to provide meaningful assurances to both consumers and regulators). As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting impacts). Its failure to respond to consumer concerns ranging from food safety to its ‘socialized’ environmental impacts have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger providing “sustainable” alternatives to this growing consumer segment of the market. The plant-based threat to the livestock industry market (primarily beef and pork) has succeeded in focusing the large scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The adoption of livestock waste treatment technology by industry segments is largely dependent upon adoption generating sufficient revenues to offset the capital and operating costs associated with technology adoption.

We believe that Bion’s 3G Tech platform, coupled with common-sense policy changes to U.S. clean water strategy that are already underway, will combine to provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer.

Bion’s business model and technology can open up the opportunity for JVs (in various contractual forms) between the Company and large livestock/food/fertilizer industry participants, based upon the supplemental cash flow generated by implementation our 3G Tech business model (described and discussed below) which will support the costs of technology implementation (including related debt). We anticipate this will result in long term value for Bion. Long term, Bion anticipates that the sustainable branding opportunity may expand to represent the single largest contributor to the economic opportunity provided by Bion.

During 2018, the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s 3G Tech coverage. (See “Patents” below). The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program (See discussion at Item 1 above and below herein.) Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 fiscal years.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“credits”) by the state (or others) through a competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have subsequently slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for this and other similar initiatives (see discuss at Item 1 above and below herein).

The livestock industry is under tremendous pressure ( from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers) to adopt sustainable practices. Environmental cleanup is inevitable - policies are already changing. Bion’s 3G technology was developed for implementation on large scale livestock production facilities, where scale drives lower treatment costs and efficient production of co-products. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the source from which most of the industry’s environmental impacts are initiated. Bion intends to assist the forward-looking segment of the livestock industry in actually bringing animal protein production in line with Twenty-first Century consumer demands for sustainability.

Bion’s 3G Tech and technology platform are designed to capture four revenue streams under one umbrella and provide the basis for joint ventures between the Company and larger livestock producers seeking to produce environmental/sustainable product lines. The revenue streams are: a) renewable energy and associated greenhouse gas credits (including US Renewable Fuel Standard (RFS) and/or Low Carbon Fuel Standard (LCFS) credits)(the value and availability of which will vary based on livestock type, geographical locations, and state regulatory programs), b) verified nutrient reductions (primarily nitrogen and phosphorus) that can be used as qualified offsets to the federal Chesapeake Bay mandate and US EPA TMDL (‘total maximum daily limit’) requirements (the value of which will vary based on livestock type, geographical locations, and state regulatory programs), c) co-products consisting of high value fertilizer for use in organic food production for human consumption and/or to grow feed for use by livestock in Projects, and d) an environmentally sustainable USDA certification that will be incorporated into a “brand” that can address the consumer concerns regarding food safety and sustainability (based on incorporation of all of the third party verified data for greenhouse gas reductions, nutrient reductions and fertilizer products into a digital register). The Company believes that the “branding” opportunity will offer large scale livestock producer / processor / distributors of livestock products the opportunity to differentiate and identify their products in the marketplace and, thereby creates the opportunity to achieve “premium pricing” by addressing consumer concerns related to safety and sustainability in a manner similar to the premiums achieved by organic producers.

Operational results from the initial commercial system (Kreider 1 utilizing our 2G Tech) confirmed the ability of Bion’s technologies to meet nutrient reduction goals at commercial scale for an extended period of operation. Bion’s 3G Tech platform (and the new variations under development) center on its patented and proprietary processes that separate and aggregate the various assets in the CAFO waste stream so they become benign, stable and/or transportable. Bion systems can: a) remove up to 95% of the nutrients (primarily nitrogen and phosphorus) in the effluent, b) reduce greenhouse gases by 90% (or more) including elimination of virtually all ammonia emissions, c) while materially reducing pathogens, antibiotics and hormones in the livestock waste stream. Our core technology and its primary CAFO applications were now proven in the Kreider 1 commercial operations. It has been accepted by the Environmental Protection Agency (“EPA”) and other regulatory agencies and it is protected by Bion’s portfolio of U.S. and international patents (both issued and applied for).

Currently, our research and development activities are underway to improve, update and commercialization of our 3G Tech systems (which is ready to be implemented) during the current fiscal year to meet the needs of JVs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable co-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs

Bion business activity is focused on using applications of its 3G Tech for utilization in JVs and Projects (including Integrated Projects) in which the Company will participate as developer, technology provider and direct participant. Currently our efforts and funds are being expended on pre-development activities related to: 1) the Kreider 2 poultry JV and 2) Midwest sustainable/organic grain-finished beef JV (see discussion at Item 1 above and below herein).

KREIDER 1 (HISTORY AND STATUS)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System which has now been inactive for several years. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero ($0). This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of KF1) may be reached in the context of development of the Kreider 2 Project (see discussion at Item 1 above and below herein) in the future if/when a robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next 6-12 months.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date. However, the Company’s consolidated balance sheet as of June 30, 2020 reflects the Pennvest Loan as a liability of $9,585,883 despite the fact that the obligation (if any) solely an obligation of PA 1.

PA1 is currently maintaining some equipment at the Kreider 1 System pending its potential inclusion within the Kreider 2 Project discussed below.

3G TECH KREIDER 2 POULTRY PROJECT

Bion continues its pre-development work related to a waste treatment/renewable energy production facility to treat the waste from KF’s approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ‘ Kreider 2 Project’). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of Kreider 2 system to treat the waste streams from Kreider’s poultry facilities in Bion PA2 LLC (“PA2”). During May 2011 the PADEP certified a smaller version of the Kreider 2 Project (utilizing our 3G Tech) for 559,457 nutrient credits under the old EPA’s Chesapeake Bay model. The Company has been in ongoing discussions with the PADEP regarding the appropriate credit calculation methodology for large-scale technology-based nutrient reduction installations such as the KF2 Project utilizing our 3G Tech platform. Based on these discussions and the size of the Kreider 2 Project, we anticipate that when designs are finalized, the Kreider 2 Project will be re-certified for a far larger number of credits (management’s current estimates are between 2-4 million (or more) nutrient reduction credits for treatment of the waste stream from Kreider’s poultry pursuant to the Company’s subsequent amended application during the current fiscal year pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy---including the Kreider Dairy) and/or additional Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). A review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been placed on hold while certain matters are resolved between the EPA and Pennsylvania and pending development of a robust market for nutrient reductions in Pennsylvania. The Company anticipates it will submit an amended or new application based on our 3G Technology. Site specific design and engineering work for this facility, which will probably be one of the first full-scale commercial projects to utilize Bion’s 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in Pennsylvania, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status for its initial modules during the coming calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) in the future. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion’s 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the Pennsylvania nutrient credit market has not yet developed significant breadth and depth, which lack of liquidity has negatively impacted Bion’s business plans and will most likely delay PA2’s Kreider 2 Project and other proposed projects in Pennsylvania.

Note that while Bion believes that the Kreider 2 Project and/or subsequent Bion Projects in PA and the Chesapeake Bay Watershed will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’, the Covid-19 pandemic has delayed legislative efforts needed to commence its development. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

MIDWEST SUSTAINABLE/ORGANIC GRAIN-FINISHED BEEF JV OPPORTUNITY

Bion believes there is a potentially large opportunity to develop JVs to produce sustainable/organic grain-finished beef in the Midwest and is actively involved in early pre-development work and discussions regarding pursuit of this opportunity.

We are moving forward with preliminary pre-development work on a JV to build a state of the art beef cattle operation in the Midwest U.S. The project would produce corn-fed USDA-certified organic- and/or sustainable-branded beef. Organic beef would be finished on organic corn (vs grass fed), produced using the ammonium bicarbonate fertilizer captured from the cattle’s waste. We believe Bion’s unique ability to produce fertilizer for growing of a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production. We intend to develop JVs with organic farmers which use Bion’s organic ammonium bicarbonate fertilizers to support organic grain production. This grain can be fed (in the finishing stage) to livestock to raise organic beef (and beef products) that will meet consumer demand with respect to sustainability and safety and provide the tenderness and taste American consumers have come to expect from premium American beef. Such a product is largely unavailable in the market today (See discussion at Item 1 above).

PUBLIC POLICY INITIATIVES

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

THE COVID-19 PANDEMIC HAS FURTHER INCREASED UNCERTAINTIES RE SB 575 AND ALL POLICY INITIATIVES. SEE FURTHER DISCUSSION IN ITEM 1 ABOVE.

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

The Company currently anticipates that either a Midwest Sustainable/Organic Grain-Fed Beef JV or the Kreider 2 poultry JV in PA will be its initial full-scale 3G Project. Bion hopes to commence development of its initial s by optioning land and beginning the site-specific design and permitting processes during the current fiscal year, but further delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

Bion also hopes to be able to move forward on multiple JVs/Projects through 2021-2024 to create a pipeline of Projects. Management has a 5-year development target (through calendar year 2026) of approximately 3-8 or more JVs/Projects pursuant to joint ventures (or similar agreements). Management hopes to have identified and begun development work related to 3-5 Projects over the next 2 years. At the end of the 5-year period, Bion projects that 3-5 or more of these JVs/Projects will be in full operation in 3 or more states (and possibly one or more foreign countries), and the balance would be in various stages ranging from partial operation to early development stage. It is possible that one or more Projects will be developed in joint ventures specifically targeted to meet the growing animal protein demand outside of the United States (including without limitation Asia, Europe and/or the Middle East). No JVs/Projects (including Integrated Projects) have been developed to date.

The Company’s audited financial statements for the years ended June 30, 2020 and 2019 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2020 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. At June 30, 2020, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,474,000 and $15,130,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

Recent Accounting Pronouncements:

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees and was adopted by the Company effective July 1, 2019. Under this guidance, payments to nonemployees is aligned with the requirements for share-based payments granted to employees. The adoption of this guidance did not have a material impact on the Company’s financial statements as previously issued share-based payments to nonemployees had already reached a measurement date.

YEAR ENDED JUNE 30, 2020 COMPARED TO THE YEAR ENDED JUNE 30, 2019

Revenue

Total revenues were nil for both the years ended June 30, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses were $3,090,000 and $1,725,000 for the years ended June 30, 2020 and 2019, respectively.

General and administrative expenses, excluding stock-based compensation charges of $1,931,000 and $536,000, were $1,159,000 and $1,189,000 for the years ended June 30, 2020 and 2019, respectively, representing a $30,000 decrease. Salaries and related payroll tax expenses were $266,000 and $254,000 for the year ended June 30, 2020 and 2019, respectively. Consulting costs were $458,000 and $446,000 for the years ended June 30, 2020 and 2019, respectively, as there were no significant changes in the Company’s use of consultants. Insurance related expenses were $93,000 and $86,000 for the years ended June 30, 2020 and 2019, representing a $7,000 increase due to renewal of insurance coverage and higher premium costs. Investor relations related expenses were $72,000 and $145,000 for the years ended June 30, 2020 and 2019, respectively, a $73,000 decrease due to the fact the pandemic curtailed investor conferences and related travel during the latter part of the year ended June 30, 2020. Accounting and tax related costs were $105,000 and $87,000 for the years ended June 30, 2020 and 2019, respectively, with the increase being attributed to tax preparation fees.

General and administrative stock-based employee compensation for the years ended June 30, 2020 and 2019 consists of the following:

	Year ended June 30, 2020	Year ended June 30, 2019
General and administrative:
Change in fair value from modification of option terms	$511,000	$211,000
Change in fair value from modification of warrant terms	1,065,000	118,000
Fair value of stock options expensed under ASC 718	355,000	207,000
Total	$1,931,000	$536,000

Stock-based compensation charges were $1,931,000 and $536,000 for the years ended June 30, 2020 and 2019, respectively. Compensation expense relating to the change in fair value from the modification of option terms was $511,000 and $211,000 for the years ended June 30, 2020 and 2019, respectively, as the Company granted a reduction in certain exercise prices and an extension of certain option expiration dates for 7,121,600 and 1,025,000 options during the years ended June 30, 2020 and 2019, respectively. During the years ended June 30, 2020 and 2019, the Company extended expiration dates of warrants for certain employees and consultants which resulted in the recognition of $1,065,000 and $118,000, respectively, in non-cash compensation. The fair value of stock options expensed for the years ended June 30, 2020 and 2019 was $355,000 and $207,000, respectively. The Company granted 2,210,000 and 655,000 fully vested options during the years ended June 30, 2020 and 2019, respectively.

Depreciation

Total depreciation expense was $1,248 and $1,314 for the years ended June 30, 2020 and 2019, respectively.

Research and Development

Total research and development expenses were $1,124,000 and $520,000 for the years ended June 30, 2020 and 2019, respectively.

Research and development expenses, excluding stock-based compensation expenses of $646,000 and $85,000 were $478,000 and $435,000 for the years ended June 30, 2020 and 2019, respectively. Salaries and related payroll tax expenses were $80,000 for both the years ended June 30, 2020 and 2019, respectively. Consulting costs were $218,000 and $230,000 for the years ended June 30, 2020 and 2019, respectively, while expenses related to the development of a new pilot program for its anaerobic digestate process were $112,000 and $51,000, respectively for the years ended June 30, 2020 and 2019, respectively.

Research and development stock-based employee compensation for the years ended June 30, 2020 and 2019 consists of the following:

	Year ended June 30, 2020	Year ended June 30, 2019
Research and development:
Change in fair value from modification of option terms	$115,000	$11,000
Change in fair value from modification of warrant terms	457,000	45,000
Fair value of stock options expensed under ASC 718	74,000	29,000
Total	$646,000	$85,000

Stock-based compensation expenses were $646,000 and $85,000 and for the years ended June 30, 2020 and 2019, respectively. The compensation expense of $115,000 and $11,000 for the years ended June 30, 2020 and 2019, respectively was for the change in fair value from modification of options terms is due to a research and development employee and consultant having certain option exercise prices reduced during those periods. During the years ended June 30, 2020 and 2019, the Company extended expiration dates of warrants for certain research and development employees and consultants which resulted in the recognition of $457,000 and $45,000, respectively, in non-cash compensation. The Company expensed $74,000 and $29,000 for the fair value of stock options that vested during the years ended June 30, 2020 and 2019. The Company granted 2,210,000 and 655,000 options during the years ended June 30, 2020 and 2019, respectively, that were fully vested within that time period and a portion of the stock compensation was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $4,215,000 and $2,246,000 for the years ended June 30, 2020 and 2019, respectively.

Other (Income) Expense

Other (income) expense was $338,000 and $413,000 for the years ended June 30, 2020 and 2019, respectively. Interest expense related the Pennvest Loan was $247,000 and $239,000 for the years ended June 30, 2020 and 2019, respectively, while interest expense related to deferred compensation and convertible notes was $182,000 and $147,000 for the years ended June 30, 2020 and 2019, respectively, with the increase being attributable to overall higher deferred compensation and note balances. Additionally, interest expense of $36,000 and $25,000 was recorded during the years ended June 30, 2020 and 2019, respectively, due to the modification of warrant expiry dates for warrants held by investors. During the year ended June 30, 2020, the Company recognized other income of $122,000 due to the extinguishment of liabilities due to the legal release of certain accounts payable and $6,000 due to the grant of an Economic Impact Disaster Loan.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $8,000 and $5,000 for the years ended June 30, 2020 and 2019, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $4,546,000 and $2,654,000 for the years ended June 30, 2020 and 2019, respectively, and the net loss per basic common share was $0.16 and $0.10 for the years ended June 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the year ended June 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2020 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of June 30, 2020, the Company had cash of approximately $561,000. During the year ended June 30, 2020, net cash used in operating activities was $966,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the years ended June 30, 2020, the Company received gross cash proceeds of $1,584,000 from the sale of 3,168,001 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2020 and December 2021. The Company paid cash commissions related to the sale of units of $148,000. The Company received proceeds from loans from affiliates of $35,000 during the year ended June 30, 2020 and used $20,000 to repay such loans during the same period. The Company also received a Paycheck Protection Program loan in the amount of $35,000 during the year ended June 30, 2020.

As of June 30, 2020, the Company has debt obligations consisting of: a) deferred compensation of $778,000, b) convertible notes payable – affiliates of $4,596,000, c) a loan payable and accrued interest of $9,586,000 (owed by PA1), and d) a Paycheck Protection Program loan of $35,000.

Plan of Operations and Outlook

As of June 30, 2020, the Company had cash of approximately $561,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past six years (fiscal years 2014 through 2019), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which is not mitigated by the relative increase in equity funding during the year ended June 30, 2020). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2019 and 2020. The Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7 to Financial Statements) and members of the Company's senior management have made loans to the Company which have been converted into convertible promissory notes as of June 30, 2020. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of June 30, 2020, such deferrals totaled approximately $5,374,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the year ended June 30, 2020 the Company raised gross proceeds of approximately $1,584,000 through the sale of its securities and paid commissions of approximately $148,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

The consolidated financial statements are set forth on pages F-1 through F- hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2020, under the supervision and with the participation of the Company's President and Principal Financial Officer (the same person), management has evaluated the effectiveness of the design and operations of the Company's disclosure controls and procedures.  Based on that evaluation, the President and Principal Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2020 as a result of the material weakness in internal control over financial reporting discussed below.

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

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2020. Our President and Principal Financial Officer concluded we have a material weakness due to our control environment, and one condition caused by this is an inadequate of segregation of duties. Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system. There is one person involved in the processing of the Company's accounting and banking transactions and a single person with overall supervision and review of the cash disbursements and receipts and the overall accounting process. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting duties. While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions to justify additional full time staff. As a result of this material weakness, we have implemented remediation procedures whereby in May 2006 we engaged an outside accounting and consulting firm with SEC and US GAAP experience to assist us with the preparation of our financial statements, evaluation of complex accounting issues and the implementation of systems to improve controls and review procedures over all financial statement and account balances. We believe that this outside consultant's review improved our disclosure controls and procedures. If this review is effective throughout a period of time, we believe it will help remediate the segregation of duties material weakness. However, we may not be able to fully remediate the material weakness unless we hire more staff.  We will continue to monitor and assess the costs and benefits of additional staffing.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors, executive officers and significant employees/consultants, along with their respective ages and positions are as follows:

Name	Age	Position

Directors and Officers:

Mark A. Smith	70	Executive Chairman, President, General Counsel, Chief Financial Officer and Director

Edward T. Schafer	71	Vice Chairman and Director

Jon Northrop	77	Secretary and Director

Dominic Bassani	73	Chief Executive Officer

Mark A. Smith (70) currently serves Bion Environmental Technologies, Inc. as Executive Chairman, President, General Counsel, Chief Financial Officer and a director and has continually served in senior positions since late March 2003. Since that time, he has also served as sole director, President and General Counsel of Bion's wholly-owned subsidiaries including Project Group and Services Group. Since mid-February 2003, Mr. Smith has served as sole director and President and General Counsel of Bion's majority-owned subsidiary, Centerpoint Corporation. Mr. Smith also serves as Manager of Bion PA1, LLC and Bion PA2, LLC. Previously, from May 21, 1999 through January 31, 2002, Mr. Smith served as a director of Bion. From July 23, 1999, when he became President of Bion, until mid-2001 when he ceased to be Chairman, Mr. Smith served in senior positions with Bion on a consulting basis. Additionally, Mr. Smith was the president of RSTS Corporation prior to its acquisition of Bion Technologies, Inc. in 1992. Mr. Smith received a Juris Doctor Degree from the University of Colorado School of Law, Boulder, Colorado (1980) and a BS from Amherst College, Amherst, Massachusetts (1971). Mr. Smith has engaged in the private practice of law in Colorado since 1980. In addition, Mr. Smith has been active in running private family companies, Stonehenge Corporation (until 1994), LoTayLingKyur, Inc. (1994-2002) and LoTayLingKyur, LLC (2007-present). Until returning to Bion during March 2003, Mr. Smith had been in retirement with focus on charitable work and spiritual retreat. From July 2018 to March 2020 Mr. Smith served as a senior executive and director at Grow-Ray Technologies, Inc., a private LED lighting company based in Boulder, Colorado, on a consulting basis.

Edward T. Schafer (74) Edward Schafer previously served the Company's senior management team as Executive Vice Chairman and has been a member of the Company's Board of Directors since January 1, 2011. Mr. Schafer has served as a consultant to Bion since July 2010. Mr. Schafer served as a director of Continental Resources (NYSE-CLR) 2011-2016. He also chairs the Board of Directors of Dynamic Food Ingredients and the Theodore Roosevelt Medora Foundation. In addition he has served on the Board of Governors of Amity Technology LLP since 2009, the Board of Directors of AGCO-Amity JV since it was formed in 2011. Mr. Schafer served as a trustee of the Investors Real Estate Trust (NASDAQGS-IRET) from September 2009 to October 2011. He also served as a trustee of the IRET from September 2006 through December 2007, when he resigned from the IRET's Board to serve as Secretary of the U.S. Department of Agriculture under President George W. Bush.  Mr. Schafer, a private investor, is a two-term former Governor of North Dakota. He served as Chief Executive Officer of Extend America, a telecommunications company, from 2001 to 2006, and he has been a member of the Boards of RDO Equipment Co., a privately-owned agricultural and construction equipment company (August 2001 to July 2003) and the University of North Dakota Foundation (June 2005 to December 2007). Since 2019 Mr. Schafer has served on the Board of Directors of Cellular Biomedicine Group (NASDAQ: CBMG) and is Chairman of its Audit Committee. Mr. Schafer serves as a board member of the Center for Innovation at the University of North Dakota and teaches a leadership class at North Dakota State University. Mr. Schafer is a past chair of the Republican Governors Association, the Midwestern Governors’ Association, the Interstate Oil and Gas Compact, the Western Governors’ Association and served as the 29th United States Secretary of Agricultural from 2008 to 2009. Mr. Schafer holds a Master’s degree in Business Administration from the University of Denver. Mr. Schafer brings the following experience, qualifications, attributes and skills to the Company: general business management, budgeting and strategic planning experience from his service as Chief Executive Officer of Extend America and extensive government, regulatory, strategic planning, budgeting administrative and public affairs experience from his service as Governor of North Dakota and Secretary of the US Department of Agriculture.

Jon Northrop (77) has served as our Secretary and a Director since March of 2003. Since September 2001 he has been self employed as a consultant with a practice focused on business buyer advocacy. Mr. Northrop is one of our founders and served as our Chief Executive Officer and a Director from our inception in September 1989 until August 2001. Before founding Bion Technologies, Inc., he served in a wide variety of managerial and executive positions. He was the Executive Director of Davis, Graham & Stubbs, one of Denver's largest law firms, from 1981 to 1989. Prior to his law firm experience, Mr. Northrop worked at Samsonite Corporation's Luggage Division in Denver, Colorado, for over 12 years. His experience was in all aspects of manufacturing, systems design and implementation, and planning and finance, ending with three years as the Division's Vice President, Finance. Mr. Northrop has a bachelor's degree in Physics from Amherst College, Amherst, Massachusetts (1965), an MBA in Finance from the University of Chicago, Chicago, Illinois (1969), and spent several years conducting post graduate research in low energy particle physics at Case Institute of Technology, Cleveland.

Dominic Bassani (73) has served as Chief Executive Officer of Bion Environmental Technologies, Inc. since April 2011. Previously he was a full-time consultant to the Company and served as the General Manager of Bion's Projects Group subsidiary from April 2003 through September 2006. From September 15, 2008 he has served as Director-Special Projects and Strategic Planning of the Company and our Projects Group subsidiary. He has been an investor in and consultant to Bion since December 1999. He is an independent investor and since 1990 has owned and operated Brightcap, a management consulting company that provides management services to early stage technology companies. He was a founding investor in 1993 in Initial Acquisition Corp. that subsequently merged in 1995 with Hollis Eden Corp. (HEPH), a biotech company specializing in immune response drugs. From early 1998 until June 1999 he was a consultant to Internet Commerce Corp. (re-named EasyLink Services International Corporation) (ESIC), a leader in business-to-business transactions using the Internet. He is presently an investor in numerous private and public companies primarily in technology related businesses. From 1980 until 1986, Mr. Bassani focused primarily on providing management reorganization services to manufacturing companies and in particular to generic pharmaceutical manufacturers and their financial sponsors.

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

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to, or accrued for, each of our current executive officers during each of our last two fiscal years.

						Non-Equity	Nonqualified
						Incentive	Deferred
					Option	Plan	Compen-	Other
Name and Principal	Fiscal	Salary		Stock	Awards	Compen-	sation	Compen-
Position	Year	(1)	Bonus	Awards	(2)	sation	Earnings	sation	Total

Mark A. Smith (3)	2020	216,000	$—	—	115,000	—	—	—	$331,000
President and Chief	2019	216,000	$—	—	62,250	—	—	—	$278,250
Financial Officer Since March 25, 2003,
Director

Brightcap/Dominic Bassani (4)	2020	372,000	$—	—	90,000	—	—	—	$462,000
VP - Special Projects & Strategic	2019	372,000	$—	—	—	—	—	—	$372,000
Planning and Chief Executive Officer

Edward Schafer (5)	2020	—	$—	—	33,250	—	—	—	$33,250
Executive Vice Chairman and Director	2019	—	$—	—	55,500	—	—	—	$55,500

1.	Includes compensation paid by Bion Environmental Technologies, Inc. and our wholly owned subsidiaries.
2.	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement
3.	Effective October 2015, Mr. Smith agreed to provide services to Bion and subsidiaries, through an extension of a previously extended employment agreement, through June 30, 2016 at an annual salary of $228,000. In October 2016, the Company approved a month to month contract extension with Smith which included the issuance of 25,000 bonus shares which were subsequently cancelled), the grant of 75,000 options which vested immediately, a monthly deferred salary of $18,000 effective October 1, 2016 and the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share (which was expanded on April 27, 2017 to the right to convert up to $300,000) and the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at "market" or into securities sold in the Company's most current/recent private offering until December 31, 2019 (subsequently extended to December 31, 2024)..
4.	In September 2014 the Company entered into an extension agreement with Brightcap for services provided to the Company by Dominic Bassani at an annual salary of $312,000 for services provided through April 15, 2015. On February 10, 2015, Mr. Bassani agreed to an extension to continue his employment through December 31, 2017 at an annual salary of $372,000 effective January 1, 2015. During October 2016, Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share which was expanded on April 27, 2017 to the right to convert up to $300,000). During February 2018, the Company agreed to the material terms of a binding two-year extension agreement, while a fully executed agreement is still being negotiated. Bassani's annual salary will remain at $372,000 and the Company agreed to pay him $2,000 per month to be applied to life insurance premiums. The Company granted Bassani 2,000,000 fully vested options at $0.75 per share with an expiry date of December 31, 2022 which contain a 90% execution bonus and the options may be extended for an additional 5 years at $0.01 per share per extension year.
5.	Mr. Schafer's compensation is determined periodically based on evaluation by the board of directors.

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

On February 6, 2020 Bassani, Smith and Schafer (and a shareholder) each agreed to extend the maturity dates of their 2020 Convertible Obligations (“CVObligations”)(formerly convertible promissory notes) to July 1, 2024. If any of the CVObligations are converted, the warrants in units received will be exercisable through a date 3 years after conversion date.

Effective May 4, 2020 the Company agreed that all options and warrants owned (or subsequently acquired by conversion of CvObligations) by its officers, directors and key employees and consultants (including Jon Northrop (director), Bassani, Smith and Schafer) and their donees be amended to: a) lower the exercise price to $0.75 for any options/warrants with higher exercise prices and b) extend the expiration dates to 12/31/2024.

Other Agreements

The Company has declared contingent deferred stock bonuses to its key employees and consultants at various times throughout the years. The stock bonuses were contingent upon the Company’s stock price exceeding a certain target price per share, and the grantees still being employed by or providing services to the Company at the time the target prices are reached. During the year ended June 30, 2017, pursuant to agreement with the employees and a consultant who had been granted the outstanding contingent stock bonuses, the Company cancelled all 117,500 outstanding contingent stock bonuses. In consideration for the cancellations, the Company granted 109,500 fully vested options to these employees and a consultant to purchase common stock of the Company at $1.00 per share until December 31, 2024 (including recent extensions).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth the number of shares of common stock covered by outstanding stock option awards that are exercisable and unexercisable, and the number of shares of common stock covered by unvested restricted stock awards for each of our named executive officers as of June 30, 2020.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards

			Equity Incentive Plan Awards:						Equity Incentive Plan Awards:	Equity Incentive Plan Awards:
								Market Value of		Market or
							Number of	Shares or	Number of	Payout Value of
							Shares or	Units of	Unearned Shares,	Unearned Shares,
	Number of Securities	Number of Securities	Number of Securities				Units of Stock That	Units of Stock	Units or Other	Units or Other
	Underlying Unexercised Options (#)	Underlying Unexercised Options (#)	Underlying Unexercised Unearned		Option Exercise Price	Option Expiration	Have Not Vested	That Have Not	Rights That Have Not	Rights That Have Not
Name	Exercisable	Unexercisable	Options (#)		($)	Date	(#)	Vested	Vested	Vested
Mark A. Smith (1)	100,000	—	—		$0.60	2024	—	—	—	—
Mark A. Smith (1)	1,675,000	—	—		$0.75	2024	—	—	—	—
Mark A. Smith (2)	200,000	—	—		$0.75	2024	—	—	—	—

Brightcap/Dominic Bassani (1)	1,675,000	—	—		$0.75	2024	—	—	—	—
Brightcap/Dominic Bassani (2)	2,000,000	—	—		$0.75	2024	—	—	—	—
				$
Edward Schafer (3)	25,000	—	—		$0.60	2024	—	—	—	—
Edward Schafer (3)	300,000	—	—		$0.75	2024	—	—	—	—
Edward Schafer (1)	600,000	—	—		$0.75	2024	—	—	—	—
Edward Schafer (2)	190,000	—	—		$0.75	2024	—	—	—	—

(1)	Options are subject to a 75% execution/exercise bonus upon notice of intent to exercise.
(2)	Options are subject to a 90% execution/exercise bonus upon notice of intent to exercise.
(3)	Options are subject to a 50% execution/exercise bonus upon notice of intent to exercise.

Director Compensation

Members of the Board of Directors do not currently receive any cash compensation for their services as Directors, but are entitled to be reimbursed for their reasonable expenses in attending meetings of the Board. However, it is the Company's intention to begin to pay cash compensation to Board members at some future date.

DIRECTOR COMPENSATION

The following table sets forth certain information regarding the compensation paid to directors during the fiscal year ended June 30, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-equity Incentive Plan Com- pensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Jon Northrop	—	—	28,750	—	—	—	28,750

(1)	Reflects the dollar amount expensed by the Company during the applicable fiscal year for financial statement reporting purposes pursuant to ASC 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 31, 2020, the Registrant had 31,525,656 shares of common stock issued and 30,821,347 shares of common stock outstanding. (the balance of 704,309 shares are owned by Centerpoint, the Company's majority-owned subsidiary).

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 31, 2020 by:

●	each person that is known by us to beneficially own more than 5% of our common stock;
●	each of our directors;
●	each of our executive officers and significant employees; and
●	all our executive officers, directors and significant employees as a group.

Under the rules of the Securities and Exchange Commission, beneficial ownership includes voting or investment power with respect to securities and includes the shares issuable under stock options, warrants and convertible securities that are exercisable/convertible within sixty (60) days of August 31, 2020.  Those shares issuable under stock options, warrants and/or convertible securities are deemed outstanding for computing the percentage of each person holding options, warrants and/or convertible securities but are not deemed outstanding for computing the percentage of any other person.  The percentage of beneficial ownership schedule is based upon 30,821,347 shares outstanding as of August 31, 2020.  The address for those individuals for which an address is not otherwise provided is c/o Bion Environmental Technologies, c/o PO Box 323, Old Bethpage, NY 11804.  To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting power and investment power with respect to all shares of common stock listed as owned by them.

Name and Address	Number	Percent of Class Outstanding	Entitled To Vote

Centerpoint Corporation(1) c/o PO Box 323 Old Bethpage, NY 11604	704,309	2.3%	—

Dominic Bassani(2) 64 Village Hills Drive Dix Hills, NY 11746	13,156,139	30.1%	30.6%

Anthony Orphanos(3) c/o Blacksmith Advisors, LLC 320 Park Avenue, 18th Floor New York, NY 10022	2,969,185	9.2%	9.4%

Danielle Lominy(4) c/o Dominic Bassani 64 Village Hills Drive Dix Hills, NY 11746	7,870,195	20.3%	20.7%

Christopher B. Parlow(8) 23 Longbow Drive Commack, NY 11725	7,874,199	20.3%	20.7%

Mark A. Smith (5) 520 Emery Street, #6 Longmont, Colorado 80501	7,788,332	20.0%	20.4%

Edward T. Schafer(6)	2,727,895	8.0%	8.2%

Jon Northrop(7)	544,789	1.7%	1.8%

All executive officers and directors as a group (4 persons)	24,217,155	44.8%	45.4%

___________________________

(1)	Centerpoint Corporation is currently majority owned by the Company. Under Colorado law, Centerpoint Corporation is not entitled to vote these shares unless otherwise ordered by a court. These shares of common stock may be distributed to the shareholders of Centerpoint Corporation at a future date pursuant to a dividend declared during July 2004. The shares distributed to Bion, if any, will be cancelled immediately upon receipt.
(2)	Includes 62,201 shares, 3,675,000 shares underlying options and 965,000 shares underlying warrants held directly by Mr. Bassani; 354,342 shares and 250,000 shares underlying warrants held by Mr. Bassani’s wife; and 839,933 shares held in IRA accounts of Mr. Bassani and his wife. Also included are the shares set forth below owned (directly and indirectly) by Mr. Bassani’s daughter, Danielle Lominy (formerly Danielle Bassani) who resides within his residence and are included in Mr. Bassani’s beneficial ownership for purposes of the calculation including: a) 576,000 shares directly b) 646,458 shares underlying warrants owned directly; and c) Danielle Lominy is the 50% beneficiary of the Dominic Bassani 2019 Irrevocable Trust (“2019Trust”) which owns: i) 3,000,000 warrants to purchase shares of the Company’s common stock and, as a result, Danielle Lominy is the beneficial owner of 1,500,000 shares underlying warrants and ii) $2,424,173 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible into 4,848,346 shares and 2,424,173 warrants and, as a result, Danielle Lominy is the beneficial owner of 2,424,173 shares underlying conversion of the CVObligation and 1,212,087 shares underlying the warrants issuable on conversion of the CVObligation. The total also includes: a) 277,670 shares of common stock that could be issued on the conversion (at the election of Bassani) by Mr. Bassani of convertible notes in the amount of $165,653, and b) 373,275 shares of common stock that could be issued on the conversion (at the election of Bassani) by Bassani of deferred compensation in the amount of $194,103. Mr. Bassani disclaims ownership of 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, which is separately itemized herein. Mr. Bassani’s adult daughter Danielle Lominy (formerly Danielle Bassani), who resides within his residence, is the beneficiary of the Danielle Christine Bassani Trust and Mr. Bassani is not one of the trustees of the trust. Mr. Bassani further disclaims beneficial ownership of shares and warrants owned by various other family members (including Christopher Parlow who is itemized separately), none of whom live with him or are his dependents, and such shares are not included in this calculation.

(3)	Includes 570,063 shares held directly by Mr. Orphanos; 156,750 shares underlying warrants held directly by Mr. Orphanos;120,263 shares held jointly with his wife; 1,425,374 shares held in IRA accounts; and 696,735 shares of common stock that could be issued on conversion of $418,041 convertible notes. Not included are 400,000 shares and 1,511,477 shares underlying warrants held by the Danielle Christine Bassani Trust, of which Mr. Orphanos is a co-trustee, and 2,939,917 common shares owned by certain clients of Blacksmith Advisors, over which Mr. Orphanos exercises discretionary authority (which shares include: a) 839,933 shares held in IRA accounts for Mr. Bassani and his wife; b) 354,342 shares held by Mr. Bassani’s wife; c) 5,624 shares held by Mr. Bassani personally; and d) 68,000 shares owned by Danielle Lominy (formerly Danielle Bassani). Mr. Orphanos disclaims beneficial ownership of the shares listed in the preceding sentences because he has no pecuniary interest in the shares.
(4)	Includes 176,000 shares held directly by Danielle Lominy (formerly Danielle Bassani), 1,511,477 shares underlying warrants held by The Danielle Christine Bassani Trust, Anthony Orphanos and Donald Codignotto, trustees; 400,000 shares owned by the Danielle Bassani Trust, 311,458 shares underlying warrants, 105,000 shares underlying warrants owned jointly with husband and 230,000 shares underlying warrants owned by Danielle Lominy’s daughter. In addition, Danielle is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and, as a result Danielle Lominy is the beneficial owner of 1,500,000 shares underlying exercise of the warrants. Additionally, the 2019 Trust owns $2,424,173 principal amount of the Company’s 2020 Convertible Obligation (“CVObligation”) which is convertible into 4,848,346 shares and 2,424,173 warrants. As a result, Danielle Lominy is the beneficial owner of 2,424,173 shares underlying conversion of the CVObligation and 1,212,087 shares underlying the warrants issuable on conversion of the CVObligation.
(5)	Includes 132,511 shares held jointly by Mark A. Smith with his wife, 62,535 shares held by Mark Smith in an IRA; 1,975,000 shares underlying options held directly by Mr. Smith, 1,377,153 shares underlying warrants held directly by Mr. Smith; 53,756 shares held by his wife in her IRA, 12,681 shares of common stock held by LoTayLingKyur Foundation and 126,000 shares of common stock held by LoTayLingKyur LLC which is controlled by Mr. Smith and his wife. Also includes 2,253,314 shares and 1,689,986 warrants underlying units that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of his CVObligation in the aggregate amount of $1,126,657. Also includes 105,396 shares of common stock that could be issued on the conversion (at the election of Mr. Smith) by Mr. Smith of deferred compensation in the amount of $52,698. Does not include shares and warrants owned by various family members of which Mr. Smith disclaims beneficial ownership. Mr. Smith is also the President of Centerpoint, although shares owned by Centerpoint are not entitled to a vote while held by Centerpoint.
(6)	Includes 158,254 shares held directly by Mr. Schafer, options to purchase 790,000 shares and warrants to purchase 23,934 shares. Also includes 931,978 shares and 465,989 warrants underlying units that could be issued on the conversion by Mr. Schafer of his CVObligation in the amount of $465,989. Also includes 32,740 shares of common stock that could be issued on the conversion (at the election of Mr. Schafer) by Mr. Schafer of a convertible note in the amount of $19,644.
(7)	Includes 127,289 shares held directly by Jon Northrop and options to purchase 417,500 shares held by Jon Northrop. Does not include shares or options owned by the adult children of Jon Northrop nor his former wife.
(8)	Includes 2,005 shares held directly by Christopher Parlow; 65,000 shares held jointly with wife; 250,000 shares owned by the Christopher Parlow Trust and 50,000 shares owned by Christopher Parlow’s minor daughters. Also includes 1,614,000 shares underlying warrants held by the Christopher Parlow Trust, 147,154 shares underlying warrants held jointly with wife, 150,000 warrants held directly by Mr. Parlow and 459,780 shares underlying warrants held by Mr. Parlow’s minor daughters. In addition, Christopher is the 50% beneficial owner of the Dominic Bassani 2019 Irrevocable Trust (“2019 Trust”) which owns 3,000,000 warrants to purchase shares of the Company’s common stock and, as a result, Christopher Parlow is the beneficial owner of 1,500,000 shares underlying exercise of the warrants. Additionally, the 2019 Trust owns $2,424,173 of CVObligation which is convertible into 4,848,346 shares and 2,424,173 warrants. As a result, Christopher Parlow is the beneficial owner of 2,424,173 shares underlying conversion of the CVObligation and 1,212,087 shares underlying the warrants issuable on conversion of the CVObligation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

In January 2017 the Company engaged Eide Bailly LLP as its independent registered public accounting firm.  The aggregate fees billed for the fiscal years ended June 30, 2020 and June 30, 2019 by Eide Bailly LLP for professional services rendered for the audit of the Company's annual financial statements and reviews of interim financial statements included in the Company's quarterly reports on Form 10-Q (and related matters) were $55,000 and $47,000, respectively.

Audit Related Fees

There were no fees billed by Eide Bailly LLP for audit-related fees in each of the last two fiscal years ended June 30, 2020 and June 30, 2019.

Tax Fees

The aggregate fees billed for tax services rendered by Eide Bailly LLP for tax compliance and related services for the two fiscal years ended June 30, 2020 and June 30, 2019 were $12,300 and nil, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Exhibits

Exhibit
Number	Description and Location

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (1)

10.1	Subscription Agreement dated January 10, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding issuance of stock in exchange for cash and claims regarding Aprilia. (1)

10.2	Agreement dated March 15, 2002 and effective January 15, 2002 between Bion Environmental Technologies, Inc. and Centerpoint Corporation regarding purchase of warrant and management agreement. (1)

10.3	Agreement dated February 12, 2003 between Bion Environmental Technologies, Inc. and Centerpoint Corporation canceling provisions of the Subscription Agreement by and between Bion Environmental Technologies, Inc. and Centerpoint Corporation. (1)

10.4	Promissory Note and Security Agreement between Bion Environmental Technologies, Inc. and Bright Capital, LLC. (1)

10.5	First Amendment to Lease between Bion Environmental Technologies, Inc. and Pan Am Equities Corp. (1)

10.6	Agreement between Bion Environmental Technologies, Inc. and Bergen Cove. (1)

10.7	Agreement between Bion Environmental Technologies, Inc. and David Mitchell dated April 7, 2003. (1)

10.8	Letter Agreement with Bright Capital, Ltd. (1)

10.9	Agreement with OAM, S.p.A. dated May 2003. (1)

10.10	Amended Agreement with Centerpoint Corporation dated April 23, 2003. (1)

10.11	Form of Series A Secured Convertible Notes issued in August 2003. (1)

10.12	Financing Documents for Bion Dairy Corporation. (1)

10.13	Form of Class SV/DB Warrant. (1)

10.14	Form of Class SV/DM Warrant. (1)

10.15	Form of Series A* Secured Convertible Notes issued in April 2004. (1)

10.16	Form of Series B Secured Convertible Notes issued in Spring 2004. (1)

10.17	Form of Series B* Secured Convertible Notes issued in June 2004. (1)

10.18	Form of Series C Notes issued in September 2005. (1)

10.19	Form of 2006 Series A Convertible Promissory Notes issued in September 2006. (1)

10.20	Form of Non-Disclosure Agreement used by the Company. (1)

10.21	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Mark A. Smith related to deferred compensation. (1)

10.22	Promissory Note and Conversion Agreement between Bion Environmental Technologies, Inc. and Bright Capital, Ltd. related to deferred compensation. (1)

10.23	Employment agreement with Mark A. Smith. (1)

10.24	Employment agreement with Salvatore Zizza. (1)

10.25	Employment agreement with Bright Capital, Ltd. (1)

10.26	Employment agreement with Jeff Kapell. (1)

10.27	Employment agreement with Jeremy Rowland. (1)

10.28	Office lease at 641 Lexington Avenue, 17th Floor, New York. (1)

10.29	2006 Consolidated Incentive Plan. (1)

10.30	Memo to Dominic Bassani & Bright Capital, Ltd. dated October 16, 2006 regarding Change in Title/Status of DB/Amendment to Brightcap Agreement. (1)

10.31	Letter Agreement between Bion Dairy Corporation and Fair Oaks Dairy Farms dated June 19, 2006. (2)

10.32	Waiver and Release Agreement with Ardour Capital Investments, LLC. (2)

10.33	Promissory Note and Conversion Agreement for Mark Smith, dated January 1, 2007. (2)

10.34	Promissory Note and Conversion Agreement for Salvatore Zizza, dated January 1, 2007. (2)

10.35	Promissory Note and Conversion Agreement for Bright Capital, Ltd., dated January 1, 2007. (2)

10.36	Extension Agreement dated March 31, 2007 between the Company and Mark A Smith. (3)

10.37	Form of Note dated March 31, 2007 in the amount of $151,645.89 in favor of Mark A. Smith. (3)

10.38	Form of Note dated March 31, 2007 in the amount of $379,389.04 in favor of Salvatore Zizza. (3)

10.39	Form of Note dated March 31, 2007 in the amount of $455.486.30 in favor of Bright Capital, Ltd. (3)

10.40	Stipulation and Agreement of Compromise and Release dated May 21, 2007 between Centerpoint Corporation, Bion Environmental Technologies, Richard Anderson and Joseph Foglia, as Plaintiffs, and Comtech Group, Inc., OAM S.p.A., Invested Ernst & Company and others as Defendants. (4)

10.41	Stipulation and Agreement of Compromise, Settlement and Release dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and Bion Environmental Technologies, Inc. and Bion Dairy Corporation, among others, as Defendants. (4)

10.42	Stipulation and Agreement of Compromise, Settlement and Release as to Certain Defendants dated May 15, 2007 between TCMP3 Partners, LLP as Plaintiff and certain defendants other than Bion Environmental Technologies, Inc. and Bion Dairy Corporation. (4)

10.43	Letter of Intent dated August 18, 2007 between Bion Environmental Technologies, Inc. and Evergreen Farm, Inc. (5)

10.44	Memorandum of Understanding with Kreider Farms. (6)

10.45	Subscription Agreement from Bright Capital, Ltd. (7)

10.46	Amendment to 2006 Consolidated Incentive Plan. (7)

10.47	Agreement between the Company and Mark A. Smith dated May 31, 2008. (7)

10.48	2007 Series AB Convertible Promissory Note. (8)

10.49	Promissory Note between Bion Environmental Technologies, Inc. and Salvatore Zizza. (9)

10.50	Promissory Note between Bion Environmental Technologies, Inc. and Dominic Bassani. (9)

10.51	Agreement between Jeff Kapell and Bion dated November 1, 2008. (10)

10.52	Agreement between David Mager and Bion dated November 1, 2008. (10)

10.53	Promissory Note between Anthony Orphanos and Bion dated October 30, 2008, Guaranteed by Dominic Bassani. (10)

10.54	Addendum to Settlement Agreement and Release Stipulation from Bion, Bion Dairy and Mark Smith dated October 31, 2008. (10)

10.55	Kreider Farms Agreement (September 25, 2008): REDACTED. (11)

10.56	Agreement between Salvatore Zizza and Bion effective December 31, 2008. (12)

10.57	Amendment #3 to 2006 Consolidated Incentive Plan. (12)

10.58	Agreement between Bright Capital, Ltd. and Dominic Bassani and Bion effective January 11, 2009. (13)

10.59	Agreement between Mark A. Smith and Bion effective January 12, 2009. (13)

10.60	Orphanos Extension Agreement dated January 13, 2009. (13)

10.61	Articles of Amendment including Statement of Designation and Determination of Preferences of Series B Convertible Preferred Stock. (14)

10.62	Lease Agreement between Ronald Kreider and Kreider Farms and Bion PA 1 LLC dated June 26, 2009. (15)

10.63	Capitalization Agreement between Bion Companies and Bion PA 1 LLC dated June 30, 2009. (15)

10.64	Zizza Notice re Master Sublease Option Exercise (November 20, 2009). (16)

10.65	Town of Schroeppel resolution (December 10, 2009). (16)

10.66	Articles of Amendment including Statement of Designation and Determination of Preferences of Series C Convertible Preferred Stock. (17)

10.67	Extension Agreement with Mark A. Smith. (18)

10.68	Agreement with Edward Schafer. (18)

10.69	Accepted Funding Offer (base loan agreement) (without exhibits) with PENNVEST for Kreider Farms Project Loan -- effective November 3, 2010. (19)

10.70	Short Form Agreement. (20)

10.71	Resume of William O’Neill. (20)

10.72	Loan & Security Agreement with Milestone Bank. (21)

10.73	O'Neill Employment Agreement (dated December 22, 2010). (22)

10.74	Schafer Employment Agreement (dated December 21, 2010). (22)

10.75	Biography of Edward T. Schafer. (22)

10.76	James Morris Employment Agreement. (23)

10.77	John R. Grabowski Employment Agreement. (23)

10.78	Kreider Farms Clarification Agreement. (23)

10.79	Resignation of William O’Neill (effective May 13, 2011). (24)

10.80	PADEP Certification of Kreider Poultry Credits. (25)

10.81	Bassani/Bright Capital Extension Agreement (executed August 31, 2011) (26)

10.82	Smith Extension Agreement (executed August 31, 2011) (26)

10.83	Bloom Employment Agreement (executed September 30, 2011) (27)

10.84	Extension/Conversion Agreement with Smith and Bassani (dated March 31, 2012) (28)

10.85	Memorialization of extension of Maturity of Bassani convertible deferred compensation (dated July 31, 2012) (29)

10.86	Kreider Permit (dated August 1, 2012) (29)

10.87	Memorialization of Smith Extension Agreement (dated August 14, 2012) (30)

10.88	Memorialization of Bassani Extension Agreement (dated August 14, 2012) (30)

10.89	Memorialization of Schafer Agreement (dated August 21, 2012) (30)

10.90	Board Ratification dated May 5, 2013 (31)

10.91	Demand Promissory Note dated May 13, 2013 (31)

10.92	Pennvest Demand Letter (dated September 25, 2014) (32)

10.93	Extension Agreement with Mark A. Smith (w/o exhibits) (February 10, 2015) (33)

10.94	Extension Agreement with Dominic Bassani (w/o exhibits) (February 10, 2015) (33)

10.95	Agreement with Edward Schafer (w/o exhibits) (February 10, 2015) (33)

10.96	Convertible Promissory Note between the Company and Dominic Bassani dated September 8, 2015 (34)

10.97	Convertible Promissory Note between the Company and Edward Schafer dated September 8, 2015 (34)

10.98	Convertible Promissory Note between the Company and Anthony Orphanos dated September 8, 2015 (34)

10.99	Kreider Poultry Joint Venture Agreement (May 5, 2016) (35)

10.100	Bassani Warrant Purchase effective August 1, 2018 (36)

10.101	Smith Warrant Purchase effecitve August 1, 2018 (36)

10.102	Amendment #9 to 2006 Consolidated Incentive Plan, as amended (36)

21	Subsidiaries of the Registrant. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically.

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

32.2	Certification of Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically.

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

(36)       Filed with June 30, 2019 Form 10-K on September 24, 2019

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

Old Bethpage, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bion Environmental Technologies, Inc. (the “Company”) as of June 30, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Bion Environmental Technologies, Inc. as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

We have served as Bion Environmental Technologies, Inc. auditor since 2017.

Denver, Colorado

September 22, 2020

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2020	2019

ASSETS

Current assets:
Cash	$560,828	$41,335
Prepaid expenses	7,965	8,005
Deposits	1,000	1,000

Total current assets	569,793	50,340

Property and equipment, net (Note 3)	1,368	2,616

Total assets	$571,161	$52,956

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$628,926	$715,554
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $38,000 and $36,000, respectively (Note 8)	35,400	33,400
Paycheck Protection Program loan (Note 6)	14,933	—
Deferred compensation (Note 5)	778,217	874,162
Loan payable and accrued interest (Note 6)	9,585,883	9,303,270

Total current liabilities	11,043,359	10,926,386

Paycheck Protection Program loan (Note 6)	19,919	—
Convertible notes payable - affiliates (Note 7)	4,595,841	3,801,168

Total liabilities	15,659,119	14,727,554

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 100,000,000 shares authorized, 31,409,005 and 28,068,688 shares issued, respectively; 30,704,696 and 27,364,379 shares outstanding, respectively	—	—
Additional paid-in capital	114,266,683	110,126,802
Subscription receivable - affiliates (Note 9)	(504,650)	(504,650)
Accumulated deficit	(128,891,893)	(124,346,158)

Total Bion’s stockholders’ deficit	(15,129,860)	(14,724,006)

Noncontrolling interest	41,902	49,408

Total deficit	(15,087,958)	(14,674,598)

Total liabilities and deficit	$571,161	$52,956

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30, 2020 AND 2019

	2020	2019

Revenue	$—	$—

Operating expenses:
General and administrative (including stock-based
compensation (Note 8))	3,089,689	1,724,677
Depreciation	1,248	1,314
Research and development (including stock-based
compensation (Note 8))	1,123,836	520,084

Total operating expenses	4,214,773	2,246,075

Loss from operations	(4,214,773)	(2,246,075)

Other (income) expense:
Gain on extinguishment of liabilities	(122,423)	—
Other income	(6,000)	—
Interest expense, net	466,891	413,057

Total other expense	338,468	413,057

Net loss	(4,553,241)	(2,659,132)

Net loss attributable to the noncontrolling interest	7,506	4,930

Net loss applicable to Bion's common stockholders	$(4,545,735)	$(2,654,202)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.16)	$(0.10)

Weighted-average number of common shares outstanding:
Basic and diluted	29,031,106	26,522,326

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2020 AND 2019

	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Receivables for	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2018	—	—	—	—	25,939,892	—	108,117,330	(174,650)	(121,691,956)	54,338	(13,694,938)
Issuance of common stock for services	—	—	—	—	134,162	—	93,408	—	—	—	93,408
Vesting of options for services	—	—	—	—	—	—	236,100	—	—	—	236,100
Modification of options	—	—	—	—	—	—	222,300	—	—	—	222,300
Sale of units	—	—	—	—	1,793,606	—	896,801	—	—	—	896,801
Commissions on sale of units	—	—	—	—	1,028	—	(63,880)	—	—	—	(63,880)
Modification of warrants	—	—	—	—	—	—	188,493	—	—	—	188,493
Issuance of warrants	—	—	—	—	—	—	336,250	(330,000)	—	—	6,250
Conversion of debt and liabilities	—	—	—	—	200,000	—	100,000	—	—	—	100,000
Net loss	—	—	—	—	—	—	—	—	(2,654,202)	(4,930)	(2,659,132)
Balances, June 30, 2019	—	—	—	—	28,068,688	—	110,126,802	(504,650)	(124,346,158)	49,408	(14,674,598)
Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Vesting of options for services	—	—	—	—	—	—	429,200	—	—	—	429,200
Modification of options	—	—	—	—	—	—	626,058	—	—	—	626,058
Sale of units	—	—	—	—	3,168,001	—	1,584,000	—	—	—	1,584,000
Commissions on sale of units	—	—	—	—	—	—	(147,900)	—	—	—	(147,900)
Modification of warrants	—	—	—	—	—	—	1,558,015	—	—	—	1,558,015
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Conversion of debt and liabilities	—	—	—	—	143,316	—	71,658	—	—	—	71,658
Net loss	—	—	—	—	—	—	—	—	(4,545,735)	(7,506)	(4,553,241)
Balances, June 30, 2020	—	$—	—	$—	31,409,005	$—	$114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,553,241)	$(2,659,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,248	1,314
Accrued interest on loans payable, deferred compensation and other	502,934	448,690
Stock-based compensation	2,589,134	721,084
Gain on extinguishment of liabilities	(122,423)	—
Decrease (increase) in prepaid expenses	40	(531)
Increase in accounts payable and accrued expenses	95,376	8,858
Increase in deferred compensation	520,525	668,600

Net cash used in operating activities	(966,407)	(811,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	—	(2,482)
Net cash used in investing activities	—	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	1,584,000	896,801
Commissions on sale of units	(147,900)	(63,880)
Proceeds from Paycheck Protection Program loan	34,800	—
Repayment of loans payable - affiliates	(20,000)	—
Proceeds from loans payable - affiliates	35,000	—

Net cash provided by financing activities	1,485,900	832,921

Net increase in cash	519,493	19,322

Cash at beginning of period	41,335	22,013

Cash at end of period	$560,828	$41,335

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Shares issued for warrant exercise commissions	$—	$514
Purchase of warrants for subscription receivable - affiliates	$—	$330,000
Shares issued for accounts payable and accrued expenses	$6,750	—
Conversion of debt and liabilities	$71,658	$100,000
Warrants issued for unit commissions	$16,509	$4,850
Conversion of deferred compensation into notes payable - related party	$636,081	$150,000

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2020 AND 2019

1.       ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Our patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing (in part due to ongoing monitoring and third party verification of environmental performance to provide meaningful assurances to both consumers and regulators). As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand.

From 2014 through the current 2020 fiscal year, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams). Bion has worked on development of its 3G Tech which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine) while c) maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2021 fiscal year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance. Such activities may include design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below), Midwest beef JV Projects and/or other Projects.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting impacts). Its failure to respond to consumer concerns ranging from food safety to its ‘socialized’ environmental impacts have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger providing “sustainable” alternatives to this growing consumer segment of the market. The plant-based threat to the livestock industry market (primarily beef and pork) has succeeded in focusing the large scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The adoption of livestock waste treatment technology by industry segments is largely dependent upon adoption generating sufficient revenues to offset the capital and operating costs associated with technology adoption.

We believe that Bion’s 3G Tech platform, coupled with common-sense policy changes to U.S. clean water strategy that are already underway, will combine to provide a pathway to true economic and environmental sustainability with ‘win-win’ benefits for at least a premium sector of the livestock industry, the environment, and the consumer.

Bion’s business model and technology can open up the opportunity for JVs (in various contractual forms) between the Company and large livestock/food/fertilizer industry participants, based upon the supplemental cash flow generated by implementation our 3G Tech business model (described and discussed below) which will support the costs of technology implementation (including related debt). We anticipate this will result in long term value for Bion. Long term, Bion anticipates that the sustainable branding opportunity may expand to represent the single largest contributor to the economic opportunity provided by Bion.

During 2018, the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. In August 2020, the Company received a Notice of Allowance on its third patent which significantly expands the breadth and depth of the Company’s 3G Tech coverage. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program. Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 fiscal years.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“credits”) by the state (or others) through a competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have subsequently slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for this and other similar initiatives.

The livestock industry is under tremendous pressure ( from regulatory agencies, a wide range of advocacy groups, institutional investors and the industry’s own consumers) to adopt sustainable practices. Environmental cleanup is inevitable - policies are already changing. Bion’s 3G technology was developed for implementation on large scale livestock production facilities, where scale drives lower treatment costs and efficient production of co-products. We believe that scale, coupled with Bion’s verifiable treatment technology platform, will create a transformational opportunity to integrate clean production practices at (or close to) the point of production—the source from which most of the industry’s environmental impacts are initiated. Bion intends to assist the forward-looking segment of the livestock industry in actually bringing animal protein production in line with Twenty-first Century consumer demands for sustainability.

The 3G Tech platform is the basis for the Company’s JV business model with four distinct revenue streams: 1) pipeline quality renewable natural gas and related carbon credits, 2) premium organic fertilizer products, 3) nutrient credits, and 4) premium pricing from USDA-certified ‘Environmentally Sustainable’ branding at the retail level. Carbon and nutrient credit revenues will be generated by third-party verification of the waste treatment processes that produce renewable energy and fertilizer products - with relatively limited incremental cost to Bion. The same verified data will provide the backbone for the USDA-certified sustainable brand, again with limited incremental cost.

1)	Renewable energy and related carbon credits:

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

2)	Organic Fertilizer products:

The 3G Tech platform has been designed to produce multiple fertilizer products including: i) ammonia bicarbonate liquid, ii) ammonium bicarbonate in solid crystal form and iii) a soil amendment products that will contain the remaining nitrogen, phosphorus and other micronutrients captured from the livestock waste stream. Bion believes each product will qualify for organic certification and intends to file multiple applications for varying concentrations of crystal product going forward.

.

Ammonium bicarbonate manufactured using chemical processes has a long history of use as a fertilizer. Bion’s intends to develop ammonium bicarbonate crystal products which will contain 14-16 percent nitrogen in a crystalline form that will be easily transported, water soluble and provide readily-available nitrogen. The products will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of organic grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The Company’s initial low concentration ammonium bicarbonate liquid product completed its OMRI application and review process with approval during May 2020.

The Company believes that organic approvals for its products: a) will provide access to substantially higher value markets compared to synthetic nitrogen products, and/or b) allow its products to be utilized in growing of organic feed grains to be consumed by livestock raised in JVs which will thereafter receive organic approvals. Based on preliminary market surveys to date: a) we believe that existing competing organic fertilizer products in both liquid and granular form are being sold presently at price points significantly greater than Bion’s projected cost and projected pricing, and b) that livestock products (beef and pork) raised with feed grains grown using Bion organic ammonium carbonate fertilizer products (during the ‘finishing’ stage) will qualify for organic approvals. It is anticipated that the Company will seek approvals for such products during the balance of the 2021 fiscal year and will commence JVs that undertake initial production and marketing of such products during the 2021 calendar year.

3)	Nutrient credits:

Bion had believed that passage in Pennsylvania of legislation earlier this year that would establish a competitively-bid market for nutrient reduction Credits in Pennsylvania but the Covid-19 pandemic intervened. The bill will most likely need to be re-introduced in the Senate 2021—2022 session commencing in January 2021. Bion anticipates that passage of SB575 (or re-introduced bill) in Pennsylvania will establish a competitively-bid market for nutrient reduction credits in Pennsylvania within twelve months after passage and being signed into law by the Governor.

Note, however, that the current Covid-19 pandemic and resultant economic crises and budgetary constraints have delayed policy initiatives related to these matters at both the state and federal levels. As a result, it is not currently possible to reasonably project a timetable for adoption of the policy changes discussed herein.

Bion’s Kreider Farms poultry project (“Kreider 2”) is projected to generate between 1.5-3M lbs of Chesapeake Bay (“CB” or “Bay”) verified nitrogen reduction Credits (the range depends on the specific calculation methodology agreed to between the EPA and the Pennsylvania DEP). Bion anticipates the market value for these verified credits will be in the range of $8 to $12 per pound annually. The focus of the latest PA regulatory watershed improvement plan (“WIP”) has shifted the reduction mandates to individual counties. Lancaster County, PA is being asked to reduce 21% of the mandate (approximately 11M lbs of nitrogen) to the Bay. As a result, the Kreider 2 project in Lancaster County may expand to include a regional processing opportunity in addition to the Kreider 2 base project. Bion believes that initial funding of such competitive bidding program will allow Bion and others to demonstrate the technological effectiveness and cost savings of manure control technologies, which should result in the re-allocation of a portion of the existing approximately $110B in taxpayer clean water funding to be re-directed to nutrient procurement programs nationwide.

4)	Sustainable Branding:

Consumers have demonstrated a willingness to pay a premium for their safe and sustainable food choices. Beginning in 2015, Bion has worked with the USDA’s Process Verified Program (“PVP”) – the gold standard in food verification and branding – to establish a USDA-certified sustainable brand. Bion received conditional approval from the PVP related to its Kreider 1 project (utilizing 2G Tech). It is our intention to amend and resubmit its application for the 3G Tech platform when the initial 3G Tech Project is operational and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream based on our 3G Tech. PVP certification incorporated as part of a recognizable brand will provide consumers with products and brands that can be trusted. Bion projects that such a brand and livestock product line will command a pricing premium for Bion livestock JVs and their customers.

Food safety and sustainability are issues of growing importance in the U.S. and worldwide. Bion’s branding initiative reflects trends already underway in the livestock industry. Over the last few years, most large meat and dairy product retailers have announced ‘sustainability’ initiatives, although the definition of sustainability is unclear. Bion believes that as these initiatives move forward, true sustainability on the production side will look a lot like what Bion can provide today with its 3G Tech. We believe our 3G Tech platform can deliver verifiable metrics that demonstrate meaningful improvements in sustainability for livestock production including: a) reduced carbon and nutrient footprint; b) lower negative impacts to water, soil and air; c) increased pathogen destruction and other environmental and public health impacts that are unmatched in the industry today.

The Covid-19 pandemic has further heightened consumer awareness and concerns related to: a) environmental sustainability, b) food safety, c) sourcing and traceability and d) humane treatment of both animals and workers. The more the livestock industry’s supply chain practices are transparent and known by consumers, the more consumers are seeking alternatives.

Bion’s ‘Environmental/Sustainable’ branding program is designed to address a wide array of consumer concerns ranging from: a) ‘where does your food come from?’, b) animal heritage information; c) anti-biotic use standards; d) humane animal treatment; d) its labor/human conditions (including hours, wages and working condition standards). It will include block chain traceability thereby enabling any quality issues to be quickly identified by lot and location thereby minimizing risk to its consumers.

In essence, Bion’s comprehensive technology platform will enable its livestock producer adopters to not only be the provider of the ‘product the consumer wants’ but also the company that ‘shares the consumer’s values’.

Kreider Dairy Project

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The Company’s first commercial activity in the retrofit segment was represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system (based on an early version of our 2nd generation technology (“2G Tech”)) to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 6 years. It is not possible at this date to predict the outcome of such this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and re-start of full operations of the Kreider 1 System) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance.

The Kreider 1 System has been inactive for several years with some equipment maintenance work being undertaken. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next six to 12 months.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date.

Kreider Farms (Poultry) – 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with a commercial large scale 3G Tech project at Kreider Farms. Having recently received two 3G Tech patents and a Notice of Allowance for the third 3G Tech patent ( filings and approvals of related additional patent applications/continuations remaining pending), Bion is undertaking two key tasks that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project and/or other Projects) lduring the 2021 fiscal year (and thereafter):

1. Support for adoption of PA SB 575 (or a successor bill): This will create a competitively-bid market for nutrient reductions/Credits that we believe will provide support for project financing for Kreider 2 prior to development of markets for the co-products from Kreider 2 are established.

2. Installation of a 3G Tech ammonia recovery system to produce ammonium bicarbonate to be used to make application to OMRI for organic certification (and possibly for grower trials).

The 3G Tech Kreider 2 Project is planned for two (or more) locations. It is intended to treat the waste from Kreider’s 1,800 dairy cows and approximately six million egg layer chickens (with capacity for an additional three million layers). The Kreider 2 Project will be designed with modules with and initial capacity of 450 tons (or more) per day of waste and will remove nitrogen and phosphorus from the waste stream that will be converted into high-value coproducts instead of polluting local and downstream waters. The Kreider 2 Project is planned to be built in three phases and may be expanded to include a ‘central processing facility’ with modules that will accept transported waste from the region on fee basis.

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are cautiously optimistic that once PA SB575 (or a successor bill)) is passed, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Bion anticipates that it may require up to 6-12 months after such a bill becomes law to develop the rules/regulations related to the competitive bidding program. If the competitive bidding program is implemented, we intend to arrange project financing for the Kreider 2 Project during 2021.

Sustainable/ Organic Grain-Finished Beef JV Opportunity

Bion believes there is a potentially large opportunity for JVs to produce sustainable/organic grain-finished beef and is actively involved in early pre-development work and discussions regarding pursuit of this opportunity.

Beef production is the most challenged sector of the livestock industry, due to its size and inability, as currently structured, to respond to growing consumer concerns related to sustainability and food safety. The industry is structured to produce multiple levels of a commodity products (without any significant pricing premiums) graded based upon taste and tenderness. Today, however, consumer demand is shifting to products that are more sustainable, regarding carbon footprint, impacts to air and water and other metrics. The Company doesn’t think the consumer wants to ‘blow up’ the beef industry which is responsible for the best and safest beef available in the world today (as well as the livelihoods of almost 800,000 farming, ranching and other families supported by the beef industry in the U.S). Rather, consumers want it to be more sustainable---and still taste good. Bion believes that strong demand exists for a verified sustainable beef product, with the taste and texture of traditional corn-fed beef which addresses the consumers’ concerns .. Bion’s technology platform is designed to enable livestock producers to produce an environmentally sustainable beef product.

We are moving forward with preliminary pre-development work on a JV to build a state of the art beef cattle operation in the Midwest U.S. The project would produce corn-fed USDA-certified organic- and/or sustainable-branded beef. Organic beef would be finished on organic corn (vs grass fed), produced using the ammonium bicarbonate fertilizer captured from the cattle’s waste. We believe Bion’s unique ability to produce fertilizer for growing of a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

In addition, as described above, we intend to develop JVs which use Bion’s organic ammonium bicarbonate fertilizers to support organic grain production. This grain can be fed (in the finishing stage) to livestock and raise organic beef (and beef products) that will meet consumer demand with respect to sustainability and safety and provide the tenderness and taste American consumers have come to expect from premium American beef. Such a product is largely unavailable in the market today.

Bion’s current long-term goal is to acquire or develop, or have in a development pipeline, 2-5 Projects over the next 24 to 48 months.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,474,000 and $15,130,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

The Company continues to explore sources of additional financing (including potential agreements with strategic partners – both financial and ag-industry) to satisfy its current and future operating and capital expenditure requirements as it is not currently generating any significant revenues.

During the years ended June 30, 2020 and 2019, the Company received total proceeds of approximately $1,584,000 and $897,000, respectively, from the sale of its debt and equity securities. Proceeds during the 2020 and 2019 fiscal years have been lower than in earlier years which reduction has negatively impacted the Company’s business development efforts.

During fiscal years 2020 and 2019, the Company continued to experience difficulty in raising equity funding. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 5 and 7) and members of the Company’s senior management have made loans to the Company (Note 4). During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in recent periods and the extremely unsettled capital markets that presently exist (especially for companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Patents:

The Company has elected to expense all costs and filing fees related to obtaining patents (resulting in no related asset being recognized in the Company’s consolidated balance sheets) because the Company believes such costs and fees are immaterial (in the context of the Company’s total costs/expenses) and have no direct relationship to the value of the Company’s patents.

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

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2020, there were no penalties or accrued interest amounts associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended June 30, 2020 and 2019.

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the years ended June 30, 2020 and 2019, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	June 30, 2020	June 30, 2019
Warrants	20,378,513	16,696,007
Options	9,511,600	7,411,600
Convertible debt	10,285,241	8,631,772
Convertible preferred stock	19,000	18,000

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the years ended June 30, 2020 and 2019:

	Year ended June 30, 2020	Year ended June 30, 2019
Shares issued – beginning of period	28,068,688	25,939,892
Shares held by subsidiaries (Note 8)	(704,309)	(704,309)
Shares outstanding – beginning of period	27,364,379	25,235,583
Weighted average shares issued during the period	1,666,727	1,286,743
Diluted weighted average shares – end of period	29,031,106	26,522,326

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	June 30, 2020	June 30, 2019
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,485	173,245
	2,795,625	2,797,385
Less accumulated depreciation	(2,794,257)	(2,794,769)
	$1,368	$2,616

As of June 30, 2020, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of June 30, 2020 and believes that no impairment exists.

Depreciation expense was $1,248 and $1,314 for the years ended June 30, 2020 and 2019, respectively.

4.       LOANS PAYABLE - AFFILIATES:

During the year ended June 30, 2020, Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, loaned the Company $20,000 and $15,000, respectively, for working capital needs. The loans were non-interest bearing and Bassani’s loan was repaid in cash, while Smith’s loan was converted into units of the Company at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2022.

5.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $778,217 and $874,162 as of June 30, 2020 and 2019, respectively. Included in the deferred compensation balances as of June 30, 2020, are $172,103 and $54,659 owed Bassani and Smith, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of June 30, 2019 was $363,761 and $133,972, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $478,955 and $302,945 as of June 30, 2020 and 2019, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

During the year ended June 30, 2020, Smith elected to convert $3,828 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 8). Bassani and Smith also elected to transfer $436,508 and $199,573, respectively, of their respective deferred compensation into their 2020 Convertible Obligations (formerly the January 2015 Convertible Notes) (Note 7). In connection with the agreements related to Smith’s December 31, 2019 transfer, Smith received the right to transfer future deferred compensation to his 2020 Convertible Obligation at his election.

The Company recorded interest expense of $23,439 ($11,937 with related parties) and $20,983 ($15,747 with related parties) for the years ended June 30, 2020 and 2019, respectively.

6.       LOANS PAYABLE:

Pennvest

PA1, the Company’s wholly-owned subsidiary, owes $9,585,883 as of June 30, 2020 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,831,883 as of June 30, 2020. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,067,000 in fiscal years 2013 through 2020, and $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $246,887 and $238,655 for the years ended June 30, 2020 and 2019, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of June 30, 2020.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and has accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payment demanded by Pennvest. PA1 has engaged in on/off discussions and negotiations with Pennvest concerning this matter but no such discussions/negotiations are currently active. As of the date of this report, no proposals (formal or informal) are under consideration and only sporadic communication has taken place regarding the matters involved in over 5 years. It is not possible at this date to predict the outcome of this matter given the extended period which has passed without resolution and the fact that the technology employed in the Kreider 1 system is now outdated. However, the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of the full operation of Kreider 1 may in the future be possible in conjunction with the Kreider 2 project, subject to the results of the negotiations with Pennvest and pending development of a more robust market for nutrient reductions in Pennsylvania. The Covid-19 pandemic has further increased uncertainties. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the next six to twelve months.

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

Paycheck Protection Program

During the year ended June 30, 2020, the Company received proceeds from a loan in the amount of $34,800 from Covenant Bank as the lender, pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan is uncollateralized, has a fixed interest rate of one percent, a term of two years and the first payment is deferred for six months. Under the CARES Act, borrowers are eligible for forgiveness of principal and interest on PPP loans to the extent that the proceeds were used to cover eligible payroll costs, rent and utility costs over either an 8 or 24 week period after the loan was made. As of June 30, 2020 the total PPP loan and accrued interest was $34,852. Management believes that the Company has met the conditions for full forgiveness of the PPP loan and will be applying for forgiveness once Covenant Bank and the SBA are ready to accept applications.

7.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

2020 Convertible Obligations (formerly January 2015 Convertible Notes and 2019 Convertible Note)

The 2020 Convertible Obligations (formerly named January 2015 Convertible Notes and 2019 Convertible Notes) which accrue interest at either 4% per annum or 1% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to three quarters warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The warrant contained in the Unit was originally exercisable at $1.00 per unit but was modified to $0.75 during the year ended June 30, 2020 and is exercisable until a date three years after the date of the conversion. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of June 30, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,408,432, $1,123,736 and $462,963, respectively. As of June 30, 2019, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $1,878,314, $897,287 and $446,320, respectively. The Company recorded interest expense of $137,130 and $104,525 for the years ended June 30, 2020 and 2019, respectively.

During the year ended June 30, 2020, Bassani and Smith elected to transfer $436,508 and $199,573, respectively, from deferred compensation owed them to their 2020 Convertible Obligations.

During the year ended June 30, 2019, the Company agreed to sell Bassani and Smith, 3,000,000 and 300,000 warrants, respectively, exercisable at $0.60 per share until June 30, 2025 and June 30, 2023, respectively. The purchase price for the warrants is $0.10 per warrant and is represented by secured promissory notes of $300,000 and $30,000 from Bassani and Smith, respectively, both of which are secured by portions of their 2020 Convertible Obligations (Note 9). The promissory notes accrue interest at 4% per annum and as of June 30, 2020 the accrued interest owed by Bassani and Smith is $22,948 and $2,295, respectively.

September 2015 Convertible Notes

During the year ended June 30, 2016, the Company entered into September 2015 Convertible Notes with Bassani, Schafer and a Shareholder which replaced previously issued promissory notes. The September 2015 Convertible Notes bear interest at 4% per annum, originally had maturity dates of December 31, 2017 but during the year ended June 30, 2019 the maturity dates were extended to July 1, 2021, and may be converted at the sole election of the noteholders into restricted common shares of the Company at a conversion price of $0.60 per share. During the year ended June 30, 2020, the maturity dates of the September 2015 Convertible Notes were further extended until July 1, 2024. As the conversion price of $0.60 approximated the fair value of the common shares at the date of the September 2015 Convertible Notes, no beneficial conversion feature exists. During the year ended June 30, 2018, Bassani and the Company agreed to split his original September 2015 Convertible Note into two replacement notes with all the terms remaining the same. One of the replacement notes’ original principal is $130,000, which is being held by the Company as collateral for a subscription receivable promissory note from Bassani. During the year ended June 30, 2019, with the Company’s approval, Bassani sold $300,000 of his second replacement note to a Shareholder with all the terms remaining the same.

The balances of the September 2015 Convertible Notes as of June 30, 2020, including accrued interest owed Bassani, Schafer and Shareholder, are $165,653, $19,535 and $415,522, respectively. The balances of the September 2015 Convertible Notes as of June 30, 2019, including accrued interest, were $159,963, $18,879 and $400,405, respectively.

The Company recorded interest expense of $21,462 and $21,428 for the years ended June 30, 2020 and 2019, respectively.

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

During the years ended June 30, 2020 and 2019, the Company declared dividends of $2,000 and $2,000 respectively. At June 30, 2020, accrued dividends payable are $18,000. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the year ended June 30, 2020, the Company issued 29,000 shares of the Company’s common stock at prices ranging from $0.48 to $0.75 per share for services valued at $16,350 in the aggregate, to two consultants.

During the year ended June 30, 2020, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions of $900. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 2,000,001 units for total proceeds of $1,000,000, net proceeds of $910,500 after commissions of $89,500. The Company allocated the proceeds from the 2,000,001 shares and the 2,000,001 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $48,604 was allocated to the warrants and $951,396 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 1,150,000 units for total proceeds of $575,000, net proceeds of $517,500 after commissions of $57,500. The Company allocated the proceeds from the 1,150,000 shares and the 1,150,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $25,041 was allocated to the warrants and $549,959 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2020, Smith elected to convert deferred compensation, loan payable - affiliates and accounts payable of $3,828, $15,000 and $52,830, respectively, into an aggregate 143,316 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020, which were subsequently extended December 31, 2024.

Warrants:

As of June 30, 2020, the Company had approximately 20.4 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of June 30, 2020 is 3.6 years.

During the year ended June 30, 2020, the Company entered into a subscription agreement to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one half of a share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 18,000 units for total proceeds of $9,000, net proceeds of $8,100 after commissions of $900. The Company allocated the proceeds from the 18,000 shares and the 9,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $333 was allocated to the warrants and $8,667 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2020, and pursuant thereto, the Company issued 2,000,001 units for total proceeds of $1,000,000, net proceeds of $910,500 after commissions of $89,500. The Company allocated the proceeds from the 2,000,001 shares and the 2,000,001 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $48,604 was allocated to the warrants and $951,396 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 1,150,000 units for total proceeds of $575,000, net proceeds of $517,500 after commissions of $57,500. The Company allocated the proceeds from the 1,150,000 shares and the 1,150,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $25,041 was allocated to the warrants and $549,959 was allocated to the shares, and both were recorded as additional paid in capital.

During the year ended June 30, 2020, the Company issued 50,000 warrants to a consultant to purchase 50,000 shares of the Company’s restricted common stock at exercise prices ranging from $0.74 to $0.90 per share and expiration dates of December 31, 2021. The warrants were in exchange for services expensed at $2,500.

During the year ended June 30, 2020, the Company agreed to extend the expiration dates of 12,821,889 warrants owned by certain individuals which were scheduled to expire at various dates ranging from December 31, 2019 to December 31, 2022 and the Company reduced the exercise price to $0.75 if the original price was greater than $0.75. The Company recorded $36,239 and $1,521,776 of interest expense and non-cash compensation, respectively, related to the modification of the warrants (including $880,062, $431,060 and $3,111 for Bassani, Smith and Schafer, respectively.

During the year ended June 30, 2020, Smith elected to convert deferred compensation, loan payable - affiliates and accounts payable of $3,828, $15,000 and $52,830, respectively, into an aggregate 143,316 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2020, which were subsequently extended December 31, 2024.

During the year ended June 30, 2020, the Company issued warrants to brokers as commissions to purchase 330,189 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2021. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements.

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

During the year ended June 30, 2020, the Company approved the modification of existing stock options held by certain employees, directors and consultants, which extended certain expiration dates and reduced certain exercise prices. The modifications resulted in incremental non-cash compensation of $626,058 (including $184,550, $110,625, $116,970 and $32,700 for Bassani, Smith, Schafer and Jon Northrop (“Northrop”), the Company’s other board member, respectively).

The Company recorded compensation expense related to employee stock options of $429,200 and $236,100 for the year ended June 30, 2020 and 2019, respectively. The Company granted 2,210,000 and 655,000 options during the years ended June 30, 2020 and 2019, respectively. During the year ended June 30, 2020 the Company issued 500,000, 600,000, 175,000 and 150,000 options to Basaani, Smith, Schafer and Northrop, respectively and recorded compensation expense of $90,000, $115,000, $33,250 and $28,750 for Bassani, Smith, Schafer and Northrop, respectively.

The fair value of the options granted during the years ended June 30, 2020 and 2019 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, June 30, 2020	Range, June 30, 2020	Weighted Average, June 30, 2019	Range, June 30, 2019
Volatility	61%	60 -70%	68%	58%-76%
Dividend yield	—	—	—	—
Risk-free interest rate	0.60%	0.36 – 1.75%	2.34%	1.92%-2.78%
Expected term (years)	4.8	4.7 to 5.2	4.1	1.9 to 4.6

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

A summary of option activity under the 2006 Plan for the years ended June 30, 2020 and 2019 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2018	6,827,225	$1.11	3.8	$—
Granted	655,000	0.74
Exercised	—	—
Forfeited	—	—
Expired	(70,625)	1.26
Outstanding at June 30, 2019	7,411,600	$1.08	3.1	$20,375
Granted	2,210,000	0.72
Exercised	—	—
Forfeited	—	—
Expired	(110,000)	0.69
Outstanding at June 30, 2020	9,511,600	$0.74	4.5	$—
Exercisable at June 30, 2020	9,511,600	$0.74	4.5	$—

The following table presents information relating to nonvested stock options as of June 30, 2020:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2019	—	$—
Granted	2,210,000	0.19
Vested	(2,210,000)	0.19
Nonvested at June 30, 2020	—	$—

The total fair value of stock options that vested during the years ended June 30, 2020 and 2019 was $429,200 and $236,100 respectively. As of June 30, 2020, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the years ended June 30, 2020 and 2019 are as follows:

	Year ended June 30, 2020	Year ended June 30, 2019
General and administrative:
Change in fair value from modification of option terms	$511,448	$211,185
Change in fair value from modification of warrant terms	1,064,503	118,233
Fair value of stock options expensed	355,100	206,525
Total	$1,931,051	$535,943

Research and development:
Change in fair value from modification of option terms	$114,610	11,115
Change in fair value from modification of warrant terms	457,273	44,793
Fair value of stock options expensed	74,100	29,575
Total	$645,983	$85,483

9.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of June 30, 2020, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($466,304, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes were payable July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020. Also during the year ended June 30, 2020, warrants with exercise prices greater than $0.75 were reduced to $0.75 and warrants with expiry dates prior to December 31, 2024 were extended to December 31, 2024.

As of June 30, 2020, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($51,307 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and were payable on July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020.

As of June 30, 2020, the Company has an interest bearing, secured promissory note for $30,000 ($32,295 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 of Smith’s 2020 Convertible Obligations. The secured promissory note was payable on July 1, 2020 but was extended to July 1, 2024 during the year ended June 30, 2020.

10.       COMMITMENTS AND CONTINGENCIES:

Employment and consulting agreements:

Smith has held the positions of Director, President and General Counsel of Company and its subsidiaries under various agreements (and extensions) and terms since March 2003. On October 10, 2016, the Company approved a month to month contract extension, with Smith which includes provisions for i) a monthly deferred salary of $18,000 until the Board of Directors re-instates cash payments to all employees and consultants who are deferring compensation, ii) the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, until December 31, 2022), and iii) the right to convert his deferred compensation in whole or in part, at his sole election, at any time in any amount at “market” or into securities sold in the Company’s current/most recent private offering at the price of such offering to third parties. Smith agreed effective July 29, 2018 to continue to serve the Company under these terms.

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of 2020 Convertible Obligation (Note 7) and as of June 30, 2020, the principal and accrued interest was $322,948.

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

During the year ended June 30, 2014, the Company extended 50% execution/exercise bonuses with the same terms as described Northrop.

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

As of June 30, 2020, the execution/exercise bonuses ranging from 50-90% were applicable to 9,354,600 of the Company’s outstanding options and 12,175,411 of the Company’s outstanding warrants.

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

During the years ended June 30, 2020 and 2019, the Company received nil and $30,000 for expense reimbursements from CABS, respectively. During the years ended June 30, 2020 and 2019, the Company paid CABS $52,540 and $37,220, respectively for consulting expenses. The Company also issued 16,000 shares of its restricted common stock valued at $8,000 for third party consulting expenses on behalf of CABS during the year ended June 30, 2019, while there were no such expenses for the year ended June 30, 2020.

12. GAIN ON EXTINGUISHMENT OF LIABILITIES:

During the year ended June 30, 2020, the Company recognized other income due to the extinguishment of liabilities of $122,423, resulting from the legal release of certain accounts payable. These accounts payable were outstanding for over 6 years and the vendors had not made attempts to collect these amounts from the Company over the past several years. The extinguishment of liabilities was recorded after a review of the statute of limitations in the state in which the original liability was incurred and in which the Company operates it business, as applicable.

13.       INCOME TAXES:

The reconciliation between the expected federal income tax benefit computed by applying the Federal statutory rate to loss before income taxes and the actual benefit for taxes on loss for the years ended June 30, 2020 and 2019 is as follows:

	2020	2019
Expected income tax benefit at statutory rate	$(955,000)	$(557,000)
State taxes, net of federal benefit	(166,000)	(97,000)
RTP – Excess Business Interest	(103,000)	—
Permanent differences and other	9,000	2,000
Expiration of net operating allowances	71,000	850,000
Change in valuation allowance	1,144,000	(198,000)
Income tax benefit	$—	$—

The Company has net operating loss carry-forwards (“NOLs”) for tax purposes of approximately $48,564,000 as of June 30, 2020. These NOLs expire on various dates through 2039.

The utilization of the NOLs may be limited under Section 382 of the Internal Revenue Code.

The Company’s deferred tax assets for the years ended June 30, 2020 and 2019 are estimated as follows:

	2020	2019
NOL Carryforwards (Federal and State)	$11,975,000	$11,864,000
Stock-based compensation	5,073,000	4,244,000
Impairment	1,340,000	1,340,000
Business interest	217,000	—
Deferred compensation	1,194,000	1,027,000
Gross deferred tax assets	19,799,000	18,655,000
Valuation allowance	(19,799,000)	(18,655,000)
Net deferred tax assets	$—	$—

The Company has provided a valuation allowance of 100% of its net deferred tax asset due to the uncertainty of generating future profits that would allow for the realization of such deferred tax assets.

14.        401(k) PLAN:

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

15.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to June 30, 2020 for recognition and disclosure in the financial statements and notes to the financial statements.

From July 1, 2020 through September 18, 2020, the Company has sold 50,000 Units of its securities at $0.50 per Unit for aggregate consideration of $25,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2021.

From July 1, 2020 through September 18, 2020, Smith elected to convert deferred compensation and accounts payable of $37,961 and $20,364, respectively, into an aggregate 116,651 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: September 22, 2020	By: /s/ Mark A. Smith
Mark A. Smith, President and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Mark A. Smith	Executive Chairman,	September 22, 2020
Mark A. Smith	President, Chief Financial Officer and Director

/s/ Dominic Bassani	Chief Executive Officer	September 22, 2020
Dominic Bassani

/s/ Jon Northrop	Secretary and Director	September 22, 2020
Jon Northrop

/s/ Edward Schafer	Vice Chairman	September 22, 2020
Edward Schafer	and Director

67