Form 10-Q
period 2020-09-30
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2020-11-09
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-19333

Bion Environmental Technologies, Inc.

(Name of registrant in its charter)

Colorado	84-1176672
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

9 East Park Court

Old Bethpage, New York 11804

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On October 31, 2020, there were 31,735,656 Common Shares issued and 31,031,347 Common Shares outstanding.

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

BION ENFIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020

ASSETS

Current assets:
Cash	$336,113	$560,828
Prepaid expenses	16,897	7,965
Deposits	1,000	1,000

Total current assets	354,010	569,793

Property and equipment, net (Note 3)	1,161	1,368

Total assets	$355,171	$571,161

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$648,733	$628,926
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $38,500 and $38,000, respectively (Note 7)	35,900	35,400
Paycheck Protection Program loan (Note 5)	21,333	14,933
Deferred compensation (Note 4)	849,941	778,217
Loan payable and accrued interest (Note 5)	9,656,536	9,585,883

Total current liabilities	11,212,443	11,043,359

Paycheck Protection Program loan (Note 5)	13,606	19,919
Convertible notes payable - affiliates (Note 6)	4,632,167	4,595,841

Total liabilities	15,858,216	15,659,119

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 100,000,000 shares authorized, 31,575,656 and 31,409,005 shares issued, respectively; 30,871,347
and 30,704,696 shares outstanding, respectively	—	—
Additional paid-in capital	114,350,008	114,266,683
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(129,389,790)	(128,891,893)

Total Bion’s stockholders’ deficit	(15,544,432)	(15,129,860)

Noncontrolling interest	41,387	41,902

Total deficit	(15,503,045)	(15,087,958)

Total liabilities and deficit	$355,171	$571,161

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Revenue	$—	$—

Operating expenses:
General and administrative	302,877	320,228
Depreciation	207	347
Research and development	90,988	123,325

Total operating expenses	394,072	443,900

Loss from operations	(394,072)	(443,900)

Other expense:
Interest expense, net	104,340	117,602

Total other expense	104,340	117,602

Net loss	(498,412)	(561,502)

Net loss attributable to the noncontrolling interest	515	505

Net loss applicable to Bion's common stockholders	$(497,897)	$(560,997)

Net loss applicable to Bion's common stockholders
per basic and diluted common share	$(0.02)	$(0.02)

Weighted-average number of common shares outstanding:
Basic and diluted	30,793,634	27,466,812

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Three months ended September 30, 2019	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	$110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)
Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Sale of units	—	—	—	—	319,914	—	159,957	—	—	—	159,957
Commissions on sale of units	—	—	—	—	—	—	(10,496)	—	—	—	(10,496)
Net loss	—	—	—	—	—	—	—	—	(560,997)	(505)	(561,502)
Balances, September 30, 2019	—	$—	—	$—	28,417,602	$—	$110,292,613	$(504,650)	$(124,907,155)	$48,903	$(15,070,289)

Three months ended September 30, 2020	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Subscription Receivables for	Accumulated	Noncontrolling	Total equity/
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Shares	deficit	interest	(deficit)
Balances, July 1, 2020	—	$—	—	$—	31,409,005	$—	$114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	50,000	—	25,000	—	—	—	25,000
Commissions on sale of units	—	—	—	—	—	—	(2,500)	—	—	—	(2,500)
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Conversion of debt and liabilities	—	—	—	—	116,651	—	58,325	—	—	—	58,325
Net loss	—	—	—	—	—	—	—	—	(497,897)	(515)	(498,412)
Balances, September 30, 2020	—	$—	—	$—	31,575,656	$—	$114,350,008	$(504,650)	$(129,389,790)	$41,387	$(15,503,045)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(498,412)	$(561,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	207	347
Accrued interest on loans payable, deferred compensation and other	113,350	126,534
Stock-based compensation	2,500	16,350
Increase in prepaid expenses	(8,932)	(3,829)
Increase in accounts payable and accrued expenses	40,171	74,579
Increase in deferred compensation	103,901	196,352

Net cash used in operating activities	(247,215)	(151,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	25,000	159,957
Commissions on sale of units	(2,500)	(10,496)
Repayment of loans payable - affiliates	—	35,000

Net cash provided by financing activities	22,500	184,461

Net (decrease) increase in cash	(224,715)	33,292

Cash at beginning of period	560,828	41,335

Cash at end of period	$336,113	$74,627

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$58,325	$—

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

1.	ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Our patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that have traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance to provide meaningful assurances to both consumers and regulators). As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand. We anticipate that a material portion of our focus over the next 12-36 months will involvement development and participation in such JVs involved with the production and marketing of sustainable conventional and/or organic beef, swine and poultry.

From 2014 through the current 2021 fiscal year, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams). Bion has worked on development of its 3G Tech which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine) while c) maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2021 fiscal year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance. Such activities may include design and construction of an initial, commercial-scale module utilizing our 3G Tech to assist in optimization efforts before construction of the full Kreider 2 project (see below), Midwest beef JV Projects and/or other Projects.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting impacts). Its failure to respond to consumer concerns ranging from food safety to its ‘socialized’ environmental impacts have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger providing “sustainable” alternatives to this growing consumer segment of the market. The plant-based threat to the livestock industry market (primarily beef and pork) has succeeded in focusing the large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The adoption of livestock waste treatment technology by industry segments is largely dependent upon adoption generating sufficient revenues to offset the capital and operating costs associated with technology adoption.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020 the Company third 3G patent issued, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and reduction purchase/trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program. Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 fiscal years.

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

Bion’s Kreider Farms poultry project (“Kreider 2”) is projected to generate between 1.5-3M lbs. of Chesapeake Bay (“CB” or “Bay”) verified nitrogen reduction Credits (the range depends on the specific calculation methodology agreed to between the EPA and the Pennsylvania DEP). Bion anticipates the market value for these verified credits will be in the range of $8 to $12 per pound annually. The focus of the latest PA regulatory watershed improvement plan (“WIP”) has shifted the reduction mandates to individual counties. Lancaster County, PA is being asked to reduce 21% of the mandate (approximately 11M lbs. of nitrogen) to the Bay. As a result, the Kreider 2 project in Lancaster County may expand to include a regional processing opportunity in addition to the Kreider 2 base project. Bion believes that initial funding of such competitive bidding program will allow Bion and others to demonstrate the technological effectiveness and cost savings of manure control technologies, which should result in the re-allocation of a portion of the existing approximately $110B in taxpayer clean water funding to be re-directed to nutrient procurement programs nationwide.

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

Kreider Dairy Project

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The Company’s first commercial activity in the retrofit segment was represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system (based on an early version of our 2nd generation technology (“2G Tech”)) to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Kreider Farms (Poultry) – 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with a commercial large scale 3G Tech project at Kreider Farms. Having recently received two 3G Tech patents and a Notice of Allowance for the third 3G Tech patent ( filings and approvals of related additional patent applications/continuations remaining pending), Bion is undertaking two key tasks that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project and/or other Projects) during the 2021 fiscal year (and thereafter):

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

Beef production is the most challenged sector of the livestock industry, due to its size and inability, as currently structured, to respond to growing consumer concerns related to sustainability and food safety. The industry is structured to produce multiple levels of a commodity products (without any significant pricing premiums) graded based upon taste and tenderness. Today, however, consumer demand is shifting to products that are more sustainable, regarding carbon footprint, impacts to air and water and other metrics. The Company doesn’t think the consumer wants to ‘blow up’ the beef industry which is responsible for the best and safest beef available in the world today (as well as the livelihoods of almost 800,000 farming, ranching and other families supported by the beef industry in the U.S). Rather, consumers want it to be more sustainable---and still taste good. Bion believes that strong demand exists for a verified sustainable beef product, with the taste and texture of traditional corn-fed beef which addresses the consumers’ concerns. Bion’s technology platform is designed to enable livestock producers to produce an environmentally sustainable beef product.

We are moving forward with preliminary pre-development work on a JV to build a state-of-the-art beef cattle operation in the Midwest U.S. The project would produce corn-fed USDA-certified organic- and/or sustainable-branded beef. Organic beef would be finished on organic corn (vs grass fed), produced using the ammonium bicarbonate fertilizer captured from the cattle’s waste. We believe Bion’s unique ability to produce fertilizer for growing of a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively, and a net loss of approximately $498,000 during the three months ended September 30, 2020. At September 30, 2020, the Company has a working capital deficit and a stockholders’ deficit of approximately $10,858,000 and $15,544,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the three months ended September 30, 2020, the Company received total proceeds of approximately $25,000 from the sale of its equity securities and paid approximately $2,500 in commissions.

During fiscal years 2020 and 2019 and the three months ended September 30, 2020, the Company continued to experience difficulty in raising equity funding. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at September 30, 2020, and the results of operations and cash flows of the Company for the three months ended September 30, 2020 and 2019. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three months ended September 30, 2020 and 2019, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	September 30, 2020	September 30, 2019
Warrants	20,595,164	17,006,921
Options	9,511,600	7,411,600
Convertible debt	10,617,702	9,289,105
Convertible preferred stock	19,250	18,250

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three months ended September 30, 2020 and 2019:

	Three months ended September 30, 2020	Three months ended September 30, 2019
Shares issued – beginning of period	31,409,005	28,068,688
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)
Shares outstanding – beginning of period	30,704,696	27,364,379
Weighted average shares issued during the period	88,938	102,433
Diluted weighted average shares – end of period	30,793,634	27,466,812

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	September 30, 2020	June 30, 2020
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,485	171,485
	2,795,625	2,795,625
Less accumulated depreciation	(2,794,464)	(2,794,257)
	$1,161	$1,368

As of September 30, 2020, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of September 30, 2020 and believes that no impairment exists.

Depreciation expense was $207 and $347 for the three months ended September 30, 2020 and 2019, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $849,941 and $1,078,134 as of September 30, 2020 and 2019, respectively. Included in the deferred compensation balances as of September 30, 2020, are $211,871 and $53,138 owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of September 30, 2019 was $450,508 and $189,467, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $512,432 and $365,659 as of September 30, 2020 and 2019, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

During the three months ended September 30, 2020, Smith elected to convert $37,961 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 7).

The Company recorded interest expense of $5,784 ($2,208 with related parties) and $7,620 ($5,242 with related parties) for the three months ended September 30, 2020 and 2019, respectively.

5.	LOANS PAYABLE:

Pennvest

PA1, the Company’s wholly-owned subsidiary, owes $9,656,536 as of September 30, 2020 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,902,536 as of September 30, 2020. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,067,000 in fiscal years 2013 through 2020, and $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 for both the three months ended September 30, 2020 and 2019, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2020.

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

Paycheck Protection Program

During the year ended June 30, 2020, the Company received proceeds from a loan in the amount of $34,800 from Covenant Bank as the lender, pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan is uncollateralized, has a fixed interest rate of one percent, a term of two years and the first payment is deferred for six months. Under the CARES Act, borrowers are eligible for forgiveness of principal and interest on PPP loans to the extent that the proceeds were used to cover eligible payroll costs, rent and utility costs over either an 8- or 24-week period after the loan was made. As of September 30, 2020, the total PPP loan and accrued interest was $34,939. Management believes that the Company has met the conditions for full forgiveness of the PPP loan and will be applying for forgiveness once Covenant Bank and the SBA are ready to accept applications.

6.	CONVERTIBLE NOTES PAYABLE - AFFILIATES:

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

As of September 30, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,432,044, $1,126,545 and $467,503, respectively. As of September 30, 2019, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $1,904,342, $909,870 and $450,103, respectively.

The Company recorded interest expense of $30,960 and $42,394 for the three months ended September 30, 2020 and 2019, respectively.

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

The balances of the September 2015 Convertible Notes as of September 30, 2020, including accrued interest owed Bassani, Schafer and Shareholder, are $167,075, $19,698 and $419,302, respectively. The balances of the September 2015 Convertible Notes as of September 30, 2019, including accrued interest, were $161,385, $19,043 and $404,185, respectively.

The Company recorded interest expense of $5,366 for both the three months ended September 30, 2020 and 2019, respectively.

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

During the years ended June 30, 2020 and 2019, the Company declared dividends of $2,000 and $2,000 respectively. At September 30, 2020, accrued dividends payable are $18,500. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the three months ended September 30, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 50,000 units for total proceeds of $25,000, net proceeds of $22,500 after commissions of $2,500. The Company allocated the proceeds from the 50,000 shares and the 50,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $1,190 was allocated to the warrants and $23,810 was allocated to the shares, and both were recorded as additional paid in capital.

During the three months ended September 30, 2020, Smith elected to convert deferred compensation and accounts payable of $37,961and $20,364, respectively, into an aggregate 116,651 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2021.

Warrants:

As of September 30, 2020, the Company had approximately 20.6 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of September 30, 2020 is 3.3 years.

During the three months ended September 30, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 50,000 units for total proceeds of $25,000, net proceeds of $22,500 after commissions of $2,500. The Company allocated the proceeds from the 50,000 shares and the 50,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $1,190 was allocated to the warrants and $23,810 was allocated to the shares, and both were recorded as additional paid in capital.

During the three months ended September 30, 2020, the Company issued 50,000 warrants to a consultant to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.90 per share and an expiration date of December 31, 2021. The warrants were in exchange for services expensed at $2,500.

During the three months ended September 30, 2020, Smith elected to convert deferred compensation and accounts payable of $37,961and $20,364, respectively, into an aggregate 116,651 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2021.

During the three months ended September 30, 2020, the Company modified the expiration dates of 96,996 warrants issued to a broker as commissions to purchase 96,996 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2020. As the modification was both a reduction and addition to additional paid- in capital there was no impact to the financial statements.

Stock options:

The Company’s 2006 Consolidated Incentive Plan, as amended during the three months ended September 30, 2020 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

The Company recorded compensation expense related to employee stock options of nil for both the three months ended September 30, 2020 and 2019, respectively. The Company granted nil options during the three months ended September 30, 2020 and 2019, respectively.

A summary of option activity under the 2006 Plan for the three months ended September 30, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2020	9,511,600	$0.74	4.5	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2020	9,511,600	$0.74	4.2	$—
Exercisable at September 30, 2020	9,511,600	$0.74	4.2	$—

The following table presents information relating to nonvested stock options as of September 30, 2020:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2020	—	$—
Granted	—	—
Vested	—	—
Nonvested at September 30, 2020	—	$—

The total fair value of stock options that vested during the three months ended September 30, 2020 and 2019 was nil and nil, respectively. As of September 30, 2020, the Company had no unrecognized compensation cost related to stock options.

8.	SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of September 30, 2020, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($470,575, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes were payable July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020. Also, during the year ended June 30, 2020, warrants with exercise prices greater than $0.75 were reduced to $0.75 and warrants with expiry dates prior to December 31, 2024 were extended to December 31, 2024.

As of September 30, 2020, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($51,770 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and were payable on July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020.

As of September 30, 2020, the Company has an interest bearing, secured promissory note for $30,000 ($32,594 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 of Smith’s 2020 Convertible Obligations. The secured promissory note was payable on July 1, 2020 but was extended to July 1, 2024 during the year ended June 30, 2020.

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of 2020 Convertible Obligation (Note 6) and as of September 30, 2020, the principal and accrued interest was $325,940.

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

During the year ended June 30, 2014, the Company extended 50% execution/exercise bonuses with the same terms as described to a board member.

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

During the three months ended September 30, 2020, the Company applied a 75% execution/exercise bonus on 3,000,000 warrants held by a trust owned by Bassani.

As of September 30, 2020, the execution/exercise bonuses ranging from 50-90% were applicable to 9,354,600 of the Company’s outstanding options and 15,292,062 of the Company’s outstanding warrants.

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

The Company currently is not involved in any other material litigation.

10.	RELATED PARTY TRANSACTIONS:

The Coalition for Affordable Bay Solutions (“CABS”), a not-for-profit organization that engages in political and legislative lobbying and educational activities regarding the competitive bidding procurement and nutrient credit trading program in Pennsylvania (and elsewhere), shares certain key management members with the Company.

During the three months ended September 30, 2020 and 2019, the Company received nil and nil for expense reimbursements from CABS, respectively. During the three months ended September 30, 2020 and 2019, the Company paid CABS nil and $12,900, respectively for consulting expenses.

11.	SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to September 30, 2020 for recognition and disclosure in the financial statements and notes to the financial statements.

From October 1, 2020 through November 5, 2020, the Company has sold 160,000 Units of its securities at $0.50 per Unit for aggregate consideration of $80,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2021.

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

BUSINESS OVERVIEW

Bion Environmental Technologies, Inc.'s (“Bion,” “Company,” “We,”" “Us,” or ‘Our”) patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. (See discussion at “Organic Fertilizer products” in Item 1 above.)

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing (in part due to ongoing monitoring and third party verification of environmental performance to provide meaningful assurances to both consumers and regulators). As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand. We anticipate that a material portion of our focus over the next 12-36 months will involvement development and participation in such JVs involved with the production and marketing of Environmentally Sustsainable conventional and/or organic beef, swine and poultry.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020, the Company the Company’s third 3G patent, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. (See “Patents” below). The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program (See discussion at Item 1 above and below herein.) Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 fiscal years.

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

KREIDER 1 (HISTORY AND STATUS)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System which has now been inactive for several years. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

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

The Company currently anticipates that either a Midwest Sustainable/Organic Grain-Fed Beef JV or the Kreider 2 poultry JV in PA will be its initial full-scale 3G Project. Bion hopes to commence development of its initial project by optioning land and beginning the site-specific design and permitting processes during the current fiscal year, but further delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

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

The Company’s audited financial statements for the years ended June 30, 2020 and 2019 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2020 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $498,000 and $562,000 for the three months ended September 30, 2020 and 2019. At September 30, 2020, the Company had a working capital deficit and a stockholders’ deficit of approximately $10,858,000 and $15,544,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Revenue

Total revenues were nil for both the three months ended September 30, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses were $303,000 and $320,000 for the three months ended September 30, 2020 and 2019, respectively.

Salaries and related payroll tax expenses were $69,000 and $61,000 for the three months ended September 30, 2020 and 2019, respectively. Consulting costs were $49,000 and $69,000 for the three months ended September 30, 2020 and 2019, respectively. The higher salary and payroll tax expenses and lower consulting costs are due to paying a former employee salary versus paying him as a consultant for the three months ended September 30, 2020. Travel related expenses were $5,000 and $12,000 for the three months ended September 30, 2020 and 2019, respectively, a $7,000 decrease due to the fact the pandemic curtailed travel during the three months ended September 30, 2020.

Depreciation

Total depreciation expense was $207 and $347 for the three months ended September 30, 2020 and 2019, respectively.

Research and Development

Total research and development expenses were $91,000 and $123,000 for the three months ended September 30, 2020 and 2019, respectively.

Salaries and related payroll tax expenses were $22,000 and $20,000 for the three months ended September 30, 2020 and 2019, respectively. Consulting costs were $50,000 and $54,000 for the three months ended September 30, 2020 and 2019, respectively, while expenses related to the development of a new pilot program for its anaerobic digestate process were $6,000 and $30,000, respectively for the three months ended September 30, 2020 and 2019, respectively.

Loss from Operations

As a result of the factors described above, the loss from operations was $498,000 and $562,000 for the three months ended September 30, 2020 and 2019, respectively.

Other Expense

Other expense was $104,000 and $118,000 for the three months ended September 30, 2020 and 2019, respectively. Interest expense related the Pennvest Loan was $62,000 for both the three months ended September 30, 2020 and 2019, respectively. Interest expense related to deferred compensation and convertible notes was $42,000 and $54,000 for the three months ended September 30, 2020 and 2019, respectively.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $515 and $505 for the three months ended September 30, 2020 and 2019, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $498,000 and $561,000 for the three months ended September 30, 2020 and 2019, respectively, and the net loss per basic common share was $0.02 and $0.02 for the three months ended September 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the three months ended September 30, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2020 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of September 30, 2020, the Company had cash of approximately $336,000. During the three months ended September 30, 2020, net cash used in operating activities was $247,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the three months ended September 30, 2020, the Company received gross cash proceeds of $25,000 from the sale of 50,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2021. The Company paid cash commissions related to the sale of units of $2,500.

As of September 30, 2020, the Company has debt obligations consisting of: a) deferred compensation of $850,000, b) convertible notes payable – affiliates of $4,632,000, c) a loan payable and accrued interest of $9,657,000 (owed by PA1), and d) a Paycheck Protection Program loan of $35,000.

Plan of Operations and Outlook

As of September 30, 2020, the Company had cash of approximately $336,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past seven years (fiscal years 2014 through 2020), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which was not mitigated by the relative increase in equity funding during the year ended June 30, 2020). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2019 and 2020. The Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of September 30, 2020, such deferrals totaled approximately $4,632,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the three months ended September 30, 2020 the Company raised gross proceeds of approximately $25,000 through the sale of its securities and paid commissions of approximately $2,500, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Additionally, the Kreider agreements provide for Bion to develop a waste treatment/renewable energy production facility to treat the waste from Kreider's approximately 6+ million chickens (planned to expand to approximately 9-10 million) (and potentially other poultry operations and/or other waste streams) ('Kreider Renewable Energy Facility' or ' Kreider 2 Project'). On May 5, 2016, the Company executed a stand-alone joint venture agreement with Kreider Farms covering all matters related to development and operation of a system to treat the waste streams from Kreider's poultry facilities in Bion PA2 LLC ("PA2"). The Company continues its development work related to the details of the Kreider 2 Project. During May 2011 the PADEP certified Kreider 2 Project for 559,457 nutrient credits under the old EPA's Chesapeake Bay model. The Company anticipates that the Kreider 2 Project will be re-certified for between 1.5-2 million (or more) nutrient reduction credits (for treatment of the waste stream from Kreider's poultry) pursuant to the Company's pending reapplication (or subsequent amended application) during 2018 pursuant to the amended EPA Chesapeake Bay model and agreements between the EPA and PA. Note that this Project may be expanded in the future to treat wastes from other local and regional CAFOs (poultry and/or dairy – including the Kreider Dairy) and/or Kreider poultry expansion (some of which may not qualify for nutrient reduction credits). The review process to clarify certain issues related to credit calculation and verification commenced during 2014 based on Bion’s 2G Tech but has been largely placed on hold while certain matters are resolved between the EPA and PA and pending development of a robust market for nutrient reductions in PA. The Company anticipates it will submit an amended application based on our 3G Technology once these matters are clear. Site specific design and engineering work for this facility, which will probably be the first full-scale project to utilize Bion's 3G Tech, have not commenced, and the Company does not yet have financing in place for the Kreider 2 Project. This opportunity is being pursued through PA2. If there are positive developments related to the market for nutrient reductions in PA, of which there is no assurance, the Company intends to pursue development, design and construction of the Kreider 2 Project with a goal of achieving operational status of its initial modules during the 2020 calendar year, and hopes to enter into agreements related to sales of the nutrient reduction credits for future delivery (under long term contracts) during the 2020 fiscal year subject to verification by the PADEP based on operating data from the Kreider 2 Project. The economics (potential revenues and profitability) of the Kreider 2 Project, despite its use of Bion's 3G Tech for increased recovery of marketable by-products, are based in material part the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. However, liquidity in the PA nutrient credit market has been slow to develop significant breadth and depth, which lack of liquidity has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reduction credits generated by PA1's existing Kreider 1 project and will most likely delay PA2's Kreider 2 Project and other proposed projects in PA.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of September 30, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended June 30, 2020.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2020 the Company sold the following restricted securities: a) 50,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2021 and received gross proceeds of $25,000 and net proceeds of $22,500 and b) 116,651 shares issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: November 9, 2020	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2020	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer