Form 10-Q
period 2020-12-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2021-02-08
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On February 1, 2021, there were 32,470,594 Common Shares issued and 31,766,285 Common Shares outstanding.

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

BION ENFIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020

ASSETS

Current assets:
Cash	$361,184	$560,828
Prepaid expenses	4,350	7,965
Deposits	1,000	1,000

Total current assets	366,534	569,793

Property and equipment, net (Note 3)	954	1,368

Total assets	$367,488	$571,161

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$604,255	$628,926
Series B Redeemable Convertible Preferred stock, $0.01 par value, 50,000 shares authorized; 200 shares issued and outstanding, liquidation preference of $39,000 and $38,000, respectively (Note 7)	36,400	35,400
Paycheck Protection Program loan (Note 5)	27,733	14,933
Deferred compensation (Note 4)	998,474	778,217
Loan payable and accrued interest (Note 5)	9,727,189	9,585,883

Total current liabilities	11,394,051	11,043,359

Paycheck Protection Program loan (Note 5)	7,293	19,919
Convertible notes payable - affiliates (Note 6)	4,703,000	4,595,841

Total liabilities	16,104,344	15,659,119

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 100,000,000 shares authorized, 32,270,594 and 31,409,005 shares issued, respectively; 31,566,285
and 30,704,696 shares outstanding, respectively	—	—
Additional paid-in capital	114,866,642	114,266,683
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(130,139,711)	(128,891,893)

Total Bion’s stockholders’ deficit	(15,777,719)	(15,129,860)

Noncontrolling interest	40,863	41,902

Total deficit	(15,736,856)	(15,087,958)

Total liabilities and deficit	$367,488	$571,161

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2020	2019	2020	2019

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	291,682	387,526	594,559	707,754
Depreciation	207	347	414	694
Research and development (including stock-based compensation (Note 7))	155,385	114,454	246,373	237,779

Total operating expenses	447,274	502,327	841,346	946,227

Loss from operations	(447,274)	(502,327)	(841,346)	(946,227)

Other expense:
Interest expense	303,171	142,738	407,511	260,340

Total other expense	303,171	142,738	407,511	260,340

Net loss	(750,445)	(645,065)	(1,248,857)	(1,206,567)

Net loss attributable to the noncontrolling interest	524	768	1,039	1,273

Net loss applicable to Bion's common stockholders	$(749,921)	$(644,297)	$(1,247,818)	$(1,205,294)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted-average number of common shares outstanding:
Basic and diluted	31,187,645	28,804,007	30,990,639	28,135,409

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

Six months ended December 31, 2019	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec- eivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)
Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Vesting of options for services	—	—	—	—	—	—	99,500	—	—	—	99,500
Sale of units	—	—	—	—	1,954,001	—	977,000	—	—	—	977,000
Commissions on sale of units	—	—	—	—	—	—	(87,200)	—	—	—	(87,200)
Modification of warrants	—	—	—	—	—	—	35,339	—	—	—	35,339
Conversion of debt and liabilities	—	—	—	—	143,316	—	71,658	—	—	—	71,658
Net loss	—	—	—	—	—	—	—	—	(1,205,294)	(1,273)	(1,206,567)
Balances, December 31, 2019	—	$—	—	$—	30,195,005	$—	$111,239,449	$(504,650)	$(125,551,452)	$48,135	$(14,768,518)

Six months ended December 31, 2020	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec- eivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	equity/(deficit)
Balances, July 1, 2020	—	$—	—	$—	31,409,005	$—	$114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	720,000	—	360,000	—	—	—	360,000
Commissions on sale of units	—	—	—	—	—	—	(31,000)	—	—	—	(31,000)
Modification of options	—	—	—	—	—	—	8,775	—	—	—	8,775
Modification of warrants	—	—	—	—	—	—	188,890	—	—	—	188,890
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Conversion of debt and liabilities	—	—	—	—	141,589	—	70,794	—	—	—	70,794
Net loss	—	—	—	—	—	—	—	—	(1,247,818)	(1,039)	(1,248,857)
Balances, December 31, 2020	—	$—	—	$—	32,270,594	$—	$114,866,642	$(504,650)	$(130,139,711)	$40,863	$(15,736,856)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,248,857)	$(1,206,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	414	694
Accrued interest on loans payable, deferred compensation and other	425,499	278,268
Stock-based compensation	36,781	115,850
Decrease in prepaid expenses	3,615	8,005
Increase in accounts payable and accrued expenses	8,162	38,575
Increase in deferred compensation	245,742	288,204

Net cash used in operating activities	(528,644)	(476,971)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units	360,000	977,000
Commissions on sale of units	(31,000)	(87,200)
Proceeds from loans payable - affiliates	—	35,000
Repayment of loans payable - affiliates	—	(20,000)

Net cash provided by financing activities	329,000	904,800

Net (decrease) increase in cash	(199,644)	427,829

Cash at beginning of period	560,828	41,335

Cash at end of period	$361,184	$469,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$28	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units	$70,794	$71,658
Conversion of deferred compensation into notes payable - related party	$—	636,081

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2020 AND 2019

1.       ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Our patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that have traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. The Company anticipates making additional OMRI applications during the current calendar quarter.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020 the Company third 3G patent issued, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and reduction purchase/trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program. Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 calendar years.

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

Kreider Dairy Project

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The Company’s first commercial activity in the retrofit segment was represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system (based on an early version of our 2nd generation technology (“2G Tech”)) to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Kreider Farms (Poultry) – 3G Tech Project

Bion is completing an envelope of policy change and technology pilots that will allow it to move forward with a commercial large scale 3G Tech project at Kreider Farms. Having recently received two 3G Tech patents and a Notice of Allowance for the third 3G Tech patent (filings and approvals of related additional patent applications/continuations remaining pending), Bion is undertaking two key tasks that will ‘complete the envelope’ and allow Bion to launch active development of the Kreider 2 poultry project and/or other Projects) during the 2021 fiscal year (and thereafter):

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively, and a net loss of approximately $1,249,000 during the six months ended December 31, 2020. At December 31, 2020, the Company has a working capital deficit and a stockholders’ deficit of approximately $11,028,000 and $15,778,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the six months ended December 31, 2020, the Company received total proceeds of approximately $360,000 from the sale of its equity securities and paid approximately $31,000 in commissions.

During fiscal years 2020 and 2019 and the six months ended December 31, 2020, the Company continued to experience difficulty in raising equity funding. As a result, the Company faced, and continues to face, significant cash flow management challenges due to working capital constraints. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), management will need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

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

The accompanying consolidated financial statements have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at December 31, 2020, the results of operations of the Company for the three and six months ended December 31, 2020 and 2019 and the cash flows of the Company for the six months ended December 31, 2020 and 2019. Operating results for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three and six months ended December 31, 2020 and 2019, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	December 31, 2020	December 31, 2019
Warrants	21,270,102	18,784,324
Options	9,511,600	7,801,600
Convertible debt	11,215,175	9,779,000
Convertible preferred stock	19,500	18,500

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and six months ended December 31, 2020 and 2019:

	Three months ended December 31, 2020	Three months ended December 31, 2019	Six months ended December 31, 2020	Six months ended December 31, 2019
Shares issued – beginning of period	31,575,656	28,417,602	31,409,005	28,068,688
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	30,871,347	27,713,293	30,704,696	27,364,379
Weighted average shares issued during the period	316,298	1,090,714	285,943	771,030
Diluted weighted average shares – end of period	31,187,645	28,804,007	30,990,639	28,135,409

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

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	December 31, 2020	June 30, 2020
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,485	171,485
	2,795,625	2,795,625
Less accumulated depreciation	(2,794,671)	(2,794,257)
	$954	$1,368

As of December 31, 2020, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of December 31, 2020 and believes that no impairment exists.

Depreciation expense was $207 and $347 for the three months ended December 31, 2020 and 2019, respectively and $414 and $694 for the six months ended December 31, 2020 and 2019, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $998,474 and $537,119 as of December 31, 2020 and 2019, respectively. Included in the deferred compensation balances as of December 31, 2020, are $307,260 and $71,699 owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of December 31, 2019 was $49,318 and nil, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $547,015 and $415,301 as of December 31, 2020 and 2019, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

During the six months ended December 31, 2020, Smith elected to convert $37,961 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 7).

The Company recorded interest expense of $12,476 ($5,159 with related parties) and $14,662 ($9,494 with related parties) for the six months ended December 31, 2020 and 2019, respectively.

5.       LOANS PAYABLE:

Pennvest

PA1, the Company’s wholly-owned subsidiary, owes $9,727,189 as of December 31, 2020 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $1,973,189 as of December 31, 2020. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,067,000 in fiscal years 2013 through 2020, and $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 for both the three months ended December 31, 2020 and 2019, respectively. The Company has also incurred interest expense related to the Pennvest Loan of $123,444 for both the six months ended December 31, 2020 and 2019, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2020.

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

Paycheck Protection Program

During the year ended June 30, 2020, the Company received proceeds from a loan in the amount of $34,800 from Covenant Bank as the lender, pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan is uncollateralized, has a fixed interest rate of one percent, a term of two years and the first payment is deferred for six months. Under the CARES Act, borrowers are eligible for forgiveness of principal and interest on PPP loans to the extent that the proceeds were used to cover eligible payroll costs, rent and utility costs over either an 8- or 24-week period after the loan was made. As of December 31, 2020, the total PPP loan and accrued interest was $35,026. Management believes that the Company has met the conditions for full forgiveness of the PPP loan and will be applying for forgiveness once Covenant Bank and the SBA are ready to accept applications.

6.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

2020 Convertible Obligations (formerly January 2015 Convertible Notes and 2019 Convertible Note)

The 2020 Convertible Obligations (formerly named January 2015 Convertible Notes and 2019 Convertible Notes) which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to three quarters warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The warrant contained in the Unit was originally exercisable at $1.00 per unit but was modified to $0.75 during the year ended June 30, 2020 and is exercisable until a date three years after the date of the conversion. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of December 31, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,455,656, $1,163,862 and $472,041, respectively. As of December 31, 2019, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $2,361,208, $1,118,138 and $453,886, respectively.

The Company recorded interest expense of $65,468 and $32,836 for the three months ended December 31, 2020 and 2019, respectively. The Company recorded interest expense of $96,428 and $75,229 for the six months ended December 31, 2020 and 2019, respectively.

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

The balances of the September 2015 Convertible Notes as of December 31, 2020, including accrued interest owed Bassani, Schafer and Shareholder, are $168,498, $19,862 and $423,081, respectively. The balances of the September 2015 Convertible Notes as of December 31, 2019, including accrued interest, were $162,808, $19,206 and $407,964, respectively.

The Company recorded interest expense of $5,365 for both the three months ended December 31, 2020 and 2019, respectively. The Company recorded interest expense of $10,731 for both the six months ended December 31, 2020 and 2019, respectively.

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

During the years ended June 30, 2020 and 2019, the Company declared dividends of $2,000 and $2,000, respectively. At December 31, 2020, accrued dividends payable are $19,500. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the six months ended December 31, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 720,000 units for total proceeds of $360,000, net proceeds of $329,000 after commissions of $31,000. The Company allocated the proceeds from the 720,000 shares and the 720,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $16,856 was allocated to the warrants and $343,144 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2020, Smith elected to convert deferred compensation and accounts payable of $37,961 and $32,833, respectively, into an aggregate 141,589 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2021.

Warrants:

As of December 31, 2020, the Company had approximately 21.3 million warrants outstanding, with exercise prices from $0.60 to $2.00 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.74, and the weighted-average remaining contractual life as of December 31, 2020 is 3.2 years.

During the six months ended December 31, 2020, the Company entered into subscription agreements to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 720,000 units for total proceeds of $360,000, net proceeds of $329,000 after commissions of $31,000. The Company allocated the proceeds from the 720,000 shares and the 720,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $16,856 was allocated to the warrants and $343,144 was allocated to the shares, and both were recorded as additional paid in capital.

During the six months ended December 31, 2020, the Company issued 50,000 warrants to a consultant to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.90 per share and an expiration date of December 31, 2021. The warrants were in exchange for services expensed at $2,500.

During the six months ended December 31, 2020, Smith elected to convert deferred compensation and accounts payable of $37,961 and $32,833, respectively, into an aggregate 141,589 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2021.

During the six months ended December 31, 2020, the Company modified the expiration dates of 96,996 warrants issued to a broker as commissions to purchase 96,996 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2020. As the modification was both a reduction and addition to additional paid in capital there was no impact to the financial statements.

During the six months ended December 31, 2020, the Company agreed to extend the expiration dates of 3,547,735 warrants owned by certain individuals which were scheduled to expire at December 31, 2020. The Company recorded non-cash compensation of $25,506 and interest expense of $163,384 related to the modification of the warrants.

Stock options:

The Company’s 2006 Consolidated Incentive Plan, as amended during the six months ended December 31, 2020 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

During the six months ended December 31, 2020, the Company approved the modification of existing stock options held by two former consultants, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $8,775.

The Company recorded compensation expense related to employee stock options of nil and $99,500 for both the three and six months ended December 31, 2020 and 2019, respectively. The Company granted nil and 390,000 options during both the three and six months ended December 31, 2020 and 2019, respectively.

The fair value of the options granted during the three and six months ended December 31, 2020 and 2019 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, December 31, 2020	Range, December 31, 2020	Weighted Average, December 31, 2019	Range, December 31, 2019
Volatility	—%	—%	68%	68%-70%
Dividend yield		—	—	—
Risk-free interest rate	—%	—%	1.75%	1.74%-1.75%
Expected term (years)	—	—	5.0	5.0 to 5.2

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

A summary of option activity under the 2006 Plan for the six months ended December 31, 2020 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2020	9,511,600	$0.74	4.5	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at December 31, 2020	9,511,600	$0.74	4.0	$—
Exercisable at December 31, 2020	9,511,600	$0.74	4.0	$—

The following table presents information relating to nonvested stock options as of December 31, 2020:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2020	—	$—
Granted	—	—
Vested	—	—
Nonvested at December 31, 2020	—	$—

The total fair value of stock options that vested during the six months ended December 31, 2020 and 2019 was nil and $99,500, respectively. As of December 31, 2020, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and six months ended December 31, 2020 and 2019 are as follows:

	Three months ended December 31, 2020	Three months ended December 31, 2019	Six months ended December 31, 2020	Six months ended December 31, 2019
General and administrative:
Change in fair value from modification of option terms	$8,775	$—	$8,775	$—
Change in fair value from modification of warrant terms	25,506	—	25,506	—
Fair value of stock options expensed	—	92,000	—	92,000
Total	$34,281	$92,000	$34,281	$92,000

Research and development:
Fair value of stock options expensed	$—	$7,500	$—	$7,500
Total	$—	$7,500	$—	$7,500

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of December 31, 2020, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($474,892, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes were payable July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020. Also, during the year ended June 30, 2020, warrants with exercise prices greater than $0.75 were reduced to $0.75 and warrants with expiry dates prior to December 31, 2024 were extended to December 31, 2024.

As of December 31, 2020, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($52,238 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and were payable on July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020.

As of December 31, 2020, the Company has an interest bearing, secured promissory note for $30,000 ($32,896 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 of Smith’s 2020 Convertible Obligations. The secured promissory note was payable on July 1, 2020 but was extended to July 1, 2024 during the year ended June 30, 2020.

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of 2020 Convertible Obligation (Note 6) and as of December 31, 2020, the principal and accrued interest was $329,626.

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

During the six months ended December 31, 2020, the Company applied a 75% execution/exercise bonus on 3,000,000 warrants held by a trust owned by Bassani.

As of December 31, 2020, the execution/exercise bonuses ranging from 50-90% were applicable to 9,354,600 of the Company’s outstanding options and 15,317,000 of the Company’s outstanding warrants.

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

During the both the three and six months ended December 31, 2020 and 2019, the Company received nil and nil for expense reimbursements from CABS, respectively. During the three months ended December 31, 2020 and 2019, the Company paid CABS nil and $26,920, respectively for consulting expenses. During the six months ended December 31, 2020 and 2019, the company paid CABS nil and $39,820, respectively for consulting expenses.

11.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to December 31, 2020 for recognition and disclosure in the financial statements and notes to the financial statements.

From January 1, 2021 through February 5, 2021, the Company has sold 200,000 Units of its securities at $0.50 per Unit for aggregate consideration of $100,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2021.

From January 1, 2021 through February 5, 2021, the Company has granted 85,000 options to employees and consultants, which options are exercisable at $0.60 per share until December 31, 2025.

From January 1, 2021 through February 5, 2021, the Company applied for and received confirmation from its lender that its PPP loan of $34,800 and accrued interest was forgiven by the SBA.

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

BUSINESS OVERVIEW

Bion Environmental Technologies, Inc.'s (“Bion,” “Company,” “We,”" “Us,” or ‘Our”) patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020. (See discussion at “Organic Fertilizer products” in Item 1 above). The Company anticipates making additional OMRI applications during the current calendar quarter.

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing (in part due to ongoing monitoring and third-party verification of environmental performance to provide meaningful assurances to both consumers and regulators). As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand. We anticipate that a material portion of our focus over the next 12-36 months will involvement development and participation in such JVs involved with the production and marketing of Environmentally Sustainable conventional and/or organic beef, swine and poultry.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020, the Company the Company’s third 3G patent, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. (See “Patents” below). The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program (See discussion at Item 1 above and below herein.) Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 calendar years.

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

KREIDER 1 (HISTORY AND STATUS)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System which has now been inactive for several years. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than five years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2020. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

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

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date. However, the Company’s consolidated balance sheet as of December 31, 2020 reflects the Pennvest Loan as a liability of $9,727,189 despite the fact that the obligation (if any) solely an obligation of PA 1.

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

We are moving forward with preliminary pre-development work on a JV to build a state of the art beef cattle operation in the Midwest U.S. The project would produce corn-fed USDA-certified organic- and/or sustainable-branded beef. Organic beef would be finished on organic corn (versus grass fed), produced using the ammonium bicarbonate fertilizer captured from the cattle’s waste. We believe Bion’s unique ability to produce fertilizer for growing of a supply of low-cost organic corn, and the resulting opportunity to produce organic beef, will dramatically differentiate us from potential competitors. This organic opportunity is dependent on successfully establishing Bion’s fertilizer products as acceptable for use in organic grain production. We intend to develop JVs with organic farmers which use Bion’s organic ammonium bicarbonate fertilizers to support organic grain production. This grain can be fed (in the finishing stage) to livestock to raise organic beef (and beef products) that will meet consumer demand with respect to sustainability and safety and provide the tenderness and taste American consumers have come to expect from premium American beef. Such a product is largely unavailable in the market today (See discussion at Item 1 above).

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

The Company’s audited financial statements for the years ended June 30, 2020 and 2019 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2020 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $1,249,000 and $1,207,000 for the six months ended December 31, 2020 and 2019. At December 31, 2020, the Company had a working capital deficit and a stockholders’ deficit of approximately $11,028,000 and $15,778,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

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

THREE MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2019

Revenue

Total revenues were nil for both the three months ended December 31, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses were $292,000 and $388,000 for the three months ended December 31, 2020 and 2019, respectively.

General and administrative expenses, excluding stock-based compensation charges of $34,000 and $92,000, were $258,000 and $296,000 for the three months ended December 31, 2020 and 2019, respectively, representing a $38,000 decrease. Salaries and related payroll tax expenses were $75,000 and $65,000 for the three months ended December 31, 2020 and 2019, respectively and the increase is due to paying a consultant partially as an employee during the three months ended December 31, 2020. Consulting costs were $95,000 and $130,000 for the three months ended December 31, 2020 and 2019, respectively, representing a $35,000 decrease due to payment of $27,000 to the Coalition for an Affordable Bay Solution during the three months ended December 31, 2019 that was not present during the three months ended December 31, 2020. Investor relation expenses were $9,000 and $18,000 for the three months ended December 31, 2020 and 2019, respectively, the decrease related to lack of investor conferences due to the pandemic. Travel expenses also decreased by $8,000 when comparing the three months ended December 31, 2020 to the same period in 2019 due to the pandemic.

General and administrative stock-based employee compensation for the three months ended December 31, 2020 and 2019 consists of the following:

	Three months ended December 31, 2020	Three months ended December 31, 2019
General and administrative:
Change in fair value from modification of option terms	$9,000	$—
Change in fair value from modification of warrant terms	25,000	—
Fair value of stock options expensed under ASC 718	—	92,000
Total	$34,000	$92,000

Stock-based compensation charges were $34,000 and $92,000 for the three months ended December 31, 2020 and 2019, respectively. The fair value of stock options expensed for the three months ended December 31, 2020 and 2019 was nil and $92,000, respectively. The Company granted 390,000 options during the three months ended December 31, 2019 which were fully vested at grant date, while no options were granted during the three months ended December 31, 2020. Compensation expense relating to the change in fair value from the modification of option terms was $9,000 and nil for the three months ended December 31, 2020 and 2019, respectively, as the Company granted an extension of certain option expiration dates for two consultants during the three months ended December 31, 2020. During the three months ended December 31, 2020, the Company extended expiration dates of warrants for certain consultants which resulted in the recognition of $25,000 in non-cash compensation, while no such warrant modifications took place during the three months ended December 31, 2019.

Depreciation

Total depreciation expense was $207 and $347 for the three months ended December 31, 2020 and 2019, respectively.

Research and Development

Total research and development expenses were $155,000 and $114,000 for the three months ended December 31, 2020 and 2019, respectively.

Research and development expenses, excluding stock-based compensation expenses of nil and $8,000 were $155,000 and $106,000 for the three months ended December 31, 2020 and 2019, respectively, representing a $49,000 increase. Salaries and related payroll tax expenses were $22,000 and $20,000 for the three months ended December 31, 2020 and 2019, respectively. Consulting costs remained relatively constant and were $54,000 and $50,000 for the three months ended December 31, 2020 and 2019, respectively. The Company also incurred $67,000 and $22,000 for the three months ended December 31, 2020 and 2019, respectively in the development of new components of the pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the three months ended December 31, 2020 and 2019 consists of the following:

	Three months ended December 31, 2020	Three months ended December 31, 2019
Research and development:
Fair value of stock options expensed under ASC 718	$—	$8,000
Total	$—	$8,000

Stock-based compensation expenses were nil and $8,000 for the three months ended December 31, 2020 and 2019, respectively. The Company granted nil and 390,000 options during the three months ended December 31, 2020 and 2019, respectively, of which all 390,000 options were fully vested during the three months ended December 31, 2019, and a portion of the stock compensation was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $447,000 and $502,000 for the three months ended December 31, 2020 and 2019, respectively.

Other Expense

Other expense was $303,000 and $143,000 for the three months ended December 31, 2020 and 2019, respectively. Interest expense of $163,000 and $35,000 was recorded during the three months ended December 31, 2020 and 2019, respectively, due to the modification of warrant expiry dates for 3,244,110 and 740,551 warrants held by investors. Interest on deferred compensation and convertible notes payable was $32,000 higher during the three months ended December 31, 2020 due to higher overall balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $524 and $768 for the three months ended December 31, 2020 and 2019, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $750,000 and $644,000 for the three months ended December 31, 2020 and 2019, respectively, and the net loss per basic common share was $0.02 for both of the three months ended December 31, 2020 and 2019, respectively.

SIX MONTHS ENDED DECEMBER 31, 2020 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2019

Revenue

Total revenues were nil for both the six months ended December 31, 2020 and 2019, respectively.

General and Administrative

Total general and administrative expenses were $595,000 and $708,000 for the six months ended December 31, 2020 and 2019, respectively.

General and administrative expenses, excluding stock-based compensation charges of $34,000 and $92,000, were $561,000 and $616,000 for the six months ended December 31, 2020 and 2019, respectively, representing a $55,000 decrease. Salaries and related payroll tax expenses were $144,000 and $126,000 for the six months ended December 31, 2020 and 2019, respectively, representing a $18,000 increase due to a consultant being partially paid as an employee during the six months ended December 31, 2020. Consulting costs were $191,000 and $246,000 for the six months ended December 31, 2020 and 2019, respectively. The decrease in consulting costs is partially due a consultant being paid as an employee and the absence of political consulting to further the environmental mandates in Pennsylvania during the six months ended December 31, 2020. Investor relations expenses were $35,000 and $42,000 for the six months ended December 31, 2020 and 2019, and travel costs were $7,000 and $21,000 for the six months ended December 31, 2020 and 2019, respectively, with decreases due to the pandemic.

General and administrative stock-based employee compensation for the six months ended December 31, 2020 and 2019 consists of the following:

	Six months ended December 31, 2020	Six months ended December 31, 2019
General and administrative:
Change in fair value from modification of option terms	$9,000	$—
Change in fair value from modification of warrant terms	25,000	—
Fair value of stock options expensed under ASC 718	—	92,000
Total	$34,000	$92,000

Stock-based compensation charges were $34,000 and $92,000 for the six months ended December 31, 2020 and 2019, respectively. The fair value of stock options expensed for the six months ended December 31, 2020 and 2019 was nil and $92,000, respectively. The Company granted 390,000 options during the six months ended December 31, 2019 which were fully vested at grant date, while no options were granted during the six months ended December 31, 2020. Compensation expense relating to the change in fair value from the modification of option terms was $9,000 and nil for the six months ended December 31, 2020 and 2019, respectively, as the Company granted an extension of certain option expiration dates for two consultants during the six months ended December 31, 2020. During the six months ended December 31, 2020, the Company extended expiration dates of warrants for certain consultants which resulted in the recognition of $25,000 in non-cash compensation, while no such warrant modifications took place during the six months ended December 31, 2019.

Depreciation

Total depreciation expense was $414 and $694 for the six months ended December 31, 2020 and 2019, respectively.

Research and Development

Total research and development expenses were $246,000 and $238,000 for the six months ended December 31, 2020 and 2019, respectively.

Research and development expenses, excluding stock-based compensation expenses of nil and $8,000 were $246,000 and $230,000 for the six months ended December 31, 2020 and 2019, respectively. Salaries and related payroll tax expenses were $44,000 and $41,000 for the six months ended December 31, 2020 and 2019, respectively. Consulting costs were $104,000 for both the six months ended December 31, 2020 and 2019, respectively.  The Company also incurred $73,000 and $53,000 for the six months ended December 31, 2020 and 2019, respectively in the development of new components of the pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the six months ended December 31, 2020 and 2019 consists of the following:

	Six Months ended December 31, 2020	Six Months ended December 31, 2019
Research and development:
Fair value of stock options expensed under ASC 718	—	$8,000
Total	$—	$8,000

Stock-based compensation expenses were nil and $8,000 for the six months ended December 31, 2020 and 2019, respectively. The Company expensed nil and $8,000 for the fair value of stock options that vested during the six months ended December 31, 2020 and 2019.

Loss from Operations

As a result of the factors described above, the loss from operations was $841,000 and $946,000 for the six months ended December 31, 2020 and 2019, respectively.

Other Expense

Other expense was $408,000 and $260,000 for the six months ended December 31, 2020 and 2019, respectively. Interest expense of $163,000 and $35,000 was recorded during the six months ended December 31, 2020 and 2019, respectively, due to the modification of warrant expiry dates for warrants held by investors. Interest expense related to convertible notes was $107,000 and $86,000 for the six months ended December 31, 2020 and 2019, respectively and the increase is attributable to higher convertible note balances.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,000 for both the six months ended December 31, 2020 and 2019, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,248,000 and $1,205,000 for the six months ended December 31, 2020 and 2019, respectively, and the net loss per basic common share was $0.04 for both the six months ended December 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the six months ended December 31, 2020 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2020 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of December 31, 2020, the Company had cash of approximately $361,000. During the six months ended December 31, 2020, net cash used in operating activities was $529,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the six months ended December 31, 2020, the Company received gross cash proceeds of $360,000 from the sale of 720,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2021. The Company paid cash commissions related to the sale of units of $31,000.

As of December 31, 2020, the Company has debt obligations consisting of: a) deferred compensation of $998,000, b) convertible notes payable – affiliates of $4,703,000, c) a loan payable and accrued interest of $9,727,000 (owed solely by PA1), and d) a Paycheck Protection Program loan of $35,000.

Plan of Operations and Outlook

As of December 31, 2020, the Company had cash of approximately $361,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past seven years (fiscal years 2014 through 2020), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which was not mitigated by the relative increase in equity funding during the year ended June 30, 2020). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2019 and 2020. The Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of December 31, 2020, such deferrals totaled approximately $4,703,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the six months ended December 31, 2020 the Company raised gross proceeds of approximately $360,000 through the sale of its securities and paid commissions of approximately $31,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1's proposal made during the fall of 2014. As of the date of this report, no formal proposals are currently under consideration and only sporadic communication has taken place regarding the matters involved over the last 5 years. It is not possible at this date to predict the outcome of this matter, but the Company believes that a loan modification agreement (coupled with an agreement regarding an update and restart of full operations of KF1) may be reached in the future if/when a more robust market for nutrient reductions develops in PA, of which there is no assurance. PA1 and Bion will continue to evaluate various options with regard to Kreider 1 over the six to twelve months.

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

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than three years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of December 31, 2020. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2020 the Company sold the following restricted securities: a) 670,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2021 and received gross proceeds of $335,000 and net proceeds of $306,500 and b) 24,938 shares issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

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

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: February 8, 2021	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 8, 2021	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer

