Form 10-Q
period 2021-03-31
BION ENVIRONMENTAL TECHNOLOGIES INC
filed 2021-05-12
CIK 875729

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. On May 10, 2021, there were 37,086,411 Common Shares issued and 36,382,102 Common Shares outstanding.

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

BION ENFIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020

ASSETS

Current assets:
Cash	$1,670,720	$560,828
Prepaid expenses	6,059	7,965
Deposits	1,000	1,000

Total current assets	1,677,779	569,793

Property and equipment, net (Note 3)	748	1,368

Total assets	$1,678,527	$571,161

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$548,914	$628,926
Series B Redeemable Convertible Preferred stock, $0.01 par value,
50,000 shares authorized; 200 shares issued and outstanding,
liquidation preference of $39,500 and $38,000, respectively (Note 7)	36,900	35,400
Paycheck Protection Program loan (Note 5)	—	14,933
Deferred compensation (Note 4)	1,012,159	778,217
Loan payable and accrued interest (Note 5)	9,797,842	9,585,883

Total current liabilities	11,395,815	11,043,359

Paycheck Protection Program loan (Note 5)	—	19,919
Convertible notes payable - affiliates (Note 6)	4,747,829	4,595,841

Total liabilities	16,143,644	15,659,119

Deficit:
Bion's stockholders' equity (deficit):
Series A Preferred stock, $0.01 par value, 50,000 shares authorized,
no shares issued and outstanding	—	—

Series C Convertible Preferred stock, $0.01 par value,
60,000 shares authorized; no shares issued and outstanding	—	—

Common stock, no par value, 100,000,000 shares authorized, 35,786,310 and 31,409,005 shares issued, respectively; 35,082,001
and 30,704,696 shares outstanding, respectively	—	—
Additional paid-in capital	117,688,204	114,266,683
Subscription receivable - affiliates (Note 8)	(504,650)	(504,650)
Accumulated deficit	(131,688,315)	(128,891,893)

Total Bion's stockholders’ deficit	(14,504,761)	(15,129,860)

Noncontrolling interest	39,644	41,902

Total deficit	(14,465,117)	(15,087,958)

Total liabilities and deficit	$1,678,527	$571,161

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative (including stock-based compensation (Note 7))	1,114,298	268,771	1,708,857	976,525
Depreciation	206	347	620	1,041
Research and development (including stock-based compensation (Note 7))	332,208	135,057	578,581	372,836

Total operating expenses	1,446,712	404,175	2,288,058	1,350,402

Loss from operations	(1,446,712)	(404,175)	(2,288,058)	(1,350,402)

Other (income) expense:
Forgiveness of debt	(34,800)	—	(34,800)	—
Interest expense	137,911	103,084	545,422	363,424

Total other expense	103,111	103,084	510,622	363,424

Net loss	(1,549,823)	(507,259)	(2,798,680)	(1,713,826)

Net loss attributable to the noncontrolling interest	1,219	516	2,258	1,789

Net loss applicable to Bion's common stockholders	$(1,548,604)	$(506,743)	$(2,796,422)	$(1,712,037)

Net loss applicable to Bion's common stockholders per basic and diluted common share	$(0.05)	$(0.02)	$(0.09)	$(0.06)

Weighted-average number of common shares outstanding:
Basic and diluted	32,919,811	29,640,938	31,624,309	28,633,602

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

NINE MONTHS ENDED MARCH 31, 2021 AND 2020

Nine months ended March 31, 2020	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec- eivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	equity/(deficit)

Balances, July 1, 2019	—	$—	—	$—	28,068,688	$—	110,126,802	$(504,650)	$(124,346,158)	$49,408	$(14,674,598)
Issuance of common stock for services	—	—	—	—	29,000	—	16,350	—	—	—	16,350
Vesting of options for services	—	—	—	—	—	—	99,500	—	—	—	99,500
Sale of units	—	—	—	—	2,318,001	—	1,159,000	—	—	—	1,159,000
Commissions on sale of units	—	—	—	—	—	—	(105,400)	—	—	—	(105,400)
Modification of warrants	—	—	—	—	—	—	36,239	—	—	—	36,239
Issuance of warrants	—	—	—	—	—	—	1,250	—	—	—	1,250
Conversion of debt and liabilities	—	—	—	—	143,316	—	71,658	—	—	—	71,658
Net loss	—	—	—	—	—	—	—	—	(1,712,037)	(1,789)	(1,713,826)
Balances, March 31, 2020	—	$—	—	$—	30,559,005	$—	$111,405,399	$(504,650)	$(126,058,195)	$47,619	$(15,109,827)

Nine months ended March 31, 2021	Bion's Shareholders'
	Series A Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Subscription Rec- eivables	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	for Shares	deficit	interest	equity/(deficit)
Balances, July 1, 2020	—	$—	—	$—	31,409,005	$—	$114,266,683	$(504,650)	$(128,891,893)	$41,902	$(15,087,958)
Sale of units	—	—	—	—	3,700,000	—	1,850,000	—	—	—	1,850,000
Commissions on sale of units	—	—	—	—	—	—	(160,000)	—	—	—	(160,000)
Vesting of options for services	—	—	—	—	—	—	1,017,700	—	—	—	1,017,700
Modification of options	—	—	—	—	—	—	8,775	—	—	—	8,775
Modification of warrants	—	—	—	—	—	—	212,645	—	—	—	212,645
Issuance of warrants	—	—	—	—	—	—	2,500	—	—	—	2,500
Warrants exercised for common shares	—	—	—	—	5,000	—	3,750	—	—	—	3,750
Sale of common shares	—	—	—	—	300,000	—	300,000	—	—	—	300,000
Issuance of units for services	—	—	—	—	36,000	—	18,000	—	—	—	18,000
Conversion of debt and liabilities	—	—	—	—	336,305	—	168,151	—	—	—	168,151
Net loss	—	—	—	—	—	—	—	—	(2,796,422)	(2,258)	(2,798,680)
Balances, March 31, 2021	—	$—	—	$—	35,786,310	$—	$117,688,204	$(504,650)	$(131,688,315)	$39,644	$(14,465,117)

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED MARCH 31, 2021 AND 2020

	2021		2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(2,798,680)	$(1,713,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		620	1,041
Forgiveness of debt		(34,800)	—
Accrued interest on loans payable, deferred compensation and other		572,431	381,536
Stock-based compensation		1,072,481	117,100
Decrease in prepaid expenses		1,906	4,022
(Decrease) increase in accounts payable and accrued expenses		(39,521)	57,195
Increase in deferred compensation		341,705	399,616

Net cash used in operating activities		(883,858)	(753,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of units		1,850,000	1,159,000
Commissions on sale of units		(160,000)	(105,400)
Proceeds from sale of common shares		300,000	—
Proceeds from exercise of warrants		3,750	—
Proceeds from loans payable - affiliates		—	35,000
Repayment of loans payable - affiliates		—	(20,000)

Net cash provided by financing activities		1,993,750	1,068,600

Net increase in cash		1,109,892	315,284

Cash at beginning of period		560,828	41,335

Cash at end of period		$1,670,720	$356,619

Supplemental disclosure of cash flow information:
Cash paid for interest		$28	$—

Non-cash investing and financing transactions:
Conversion of debt and liabilities into common units		$168,151	$71,658
Conversion of deferred compensation into notes payable - related party	$	_	$636,081
Warrants issued for unit commissions		$16,100	$10,984

See notes to consolidated financial statements

BION ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED MARCH 31, 2021 AND 2020

1.       ORGANIZATION, NATURE OF BUSINESS, GOING CONCERN AND MANAGEMENT’S PLANS:

Organization and nature of business:

Bion Environmental Technologies, Inc.'s ("Bion," "Company," "We," "Us," or "Our") was incorporated in 1987 in the State of Colorado. Our patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that have traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable co-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company is now ready to develop its initial 3G Tech system. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020 (and certain restrictions were removed effective April 28, 2021). The Company filed an additional OMRI application on May 3, 2021 for the initial crystallized ammonium bicarbonate co-products produced by our 3G Tech.

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing due in large part to our ability---based upon ongoing monitoring and third-party verification of environmental performance--- to provide meaningful assurances concerning sustainability to both consumers and regulators. As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand.

From 2014 through the current 2021 fiscal year, the Company has focused its research and development on augmenting the basic ‘separate and aggregate’ approach of its technology platform to provide additional flexibility and to increase recovery of marketable nutrient by-products (in organic and non-organic forms) and renewable energy production (either/both biogas and/or renewable electricity), thereby increasing potential related revenue streams and reducing dependence of its future projects on the monetization of nutrient reductions (which still remain an important part of project revenue streams). Bion has worked on development of its 3G Tech which is designed to: a) generate significantly greater value from the nutrients and renewable energy recovered from the waste stream, b) treat dry (poultry) waste streams as well as wet waste streams (dairy/beef cattle/swine) while c) maintaining or improving environmental performance. This research and development effort also involves ongoing review of potential “add-ons” and applications to our technology platform for use in different regulatory and/or climate environments. These research and development activities have targeted completion of development of the next generation of Bion’s technology and technology platform. We believe such activities will continue at least through the 2022 fiscal year (and likely longer), subject to availability of adequate financing for the Company’s operations, of which there is no assurance. Such activities will likely include design and construction of an initial, commercial-scale system utilizing our 3G Tech to assist in optimization efforts before construction of Midwest beef JV Projects, the full Kreider 2 project (see below), and/or other Projects. Consistent with this intent, on April 27, 2021 the Company executed a letter of intent (‘LOI’) with Lamb Farms, Inc., Oakfield, New York regarding development and construction of a 3G Tech Bion System to treat the waste from its approximately 2,000 dairy cows and from up to 250 head of beef cattle to be housed in barns constructed by the Company. If the transaction set forth in the LOI proceeds to a definitive agreement and is followed by construction of the intended facilities (commencing during the upcoming fiscal year), this will likely be Bion’s initial 3G Tech System and will serve to demonstrate at commercial scale the capabilities of our 3G Tech and technology platform and provide proof of concept with regard to the potential ‘beef opportunity’ created by our technology and business model.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting impacts). Its failure to respond to consumer concerns ranging from food safety to its ‘socialized’ environmental impacts have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger initially (and numerous other companies at present) providing “sustainable” alternatives to this growing consumer segment of the market. The plant-based threat to the livestock industry market (primarily beef and pork) has succeeded in focusing the large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The adoption of livestock waste treatment technology by industry segments is largely dependent upon adoption generating sufficient revenues to offset the capital and operating costs associated with technology adoption.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020 the Company third 3G patent issued, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The Company anticipates filing additional patent applications related to its technology developments during the next 12 months. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and reduction purchase/trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program. Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 calendar years.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have subsequently slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for this and other similar initiatives.

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

Ammonium bicarbonate manufactured using chemical processes has a long history of use as a fertilizer. Bion’s intends to develop non-synthetic, concentrated ammonium bicarbonate crystal products which will contain 14-30 percent nitrogen in a crystalline form that will be easily transported, water soluble and provide readily-available nitrogen for use as part of certified organic production. Our products will contain virtually none of the other salt, iron and mineral constituents of the livestock waste stream that often accompany other organic fertilizers. This product is being developed to fertilizer industry standards so that it that can be precision-applied to produce organic crops using existing equipment. Bion believes that this product will potentially have broad applications in the production of a variety of organic products including grains for livestock feed, row crops, horticulture, greenhouse and hydroponic production, and potentially retail lawn and garden products.

The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020 (and certain restrictions were removed effective April 28, 2021). The Company filed an additional OMRI application on May 3, 2021 for the initial crystallized ammonium bicarbonate co-products produced by our 3G Tech.

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

Bion had believed that passage in Pennsylvania of legislation in 2019 would establish a competitively-bid market for nutrient reduction Credits in Pennsylvania but the Covid-19 pandemic intervened. The bill will most likely need to be re-introduced in the Senate 2021-2022 session. Bion anticipates that passage of SB575 (or re-introduced bill) in Pennsylvania will establish a competitively-bid market for nutrient reduction credits in Pennsylvania within twelve months after passage and being signed into law by the Governor.

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

Consumers have demonstrated a willingness to pay a premium for their safe and sustainable food choices. Beginning in 2015, Bion has worked with the USDA’s Process Verified Program (“PVP”) – the gold standard in food verification and branding – to establish a USDA-certified sustainable brand.Bion received conditional approval from the PVP related to its Kreider 1 project (utilizing 2G Tech). It is our intention to amend and resubmit its application for the 3G Tech platform when the initial 3G Tech Project is operational and seek an approval for certification based on third-party-verified reductions in nutrient impacts, greenhouse gases and pathogens in the waste stream based on our 3G Tech. PVP certification incorporated as part of a recognizable brand will provide consumers with products and brands that can be trusted. Bion projects that such a brand and livestock product line will command a pricing premium for Bion livestock JVs and their customers.

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

Kreider Dairy Project

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The Company’s first commercial activity in the retrofit segment was represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system (based on an early version of our 2nd generation technology (“2G Tech”)) to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than seven years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, PA1 has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as March 31, 2021. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined (on three separate occasions) that the carrying amount of the property and equipment related to the Kreider 1 System exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits. Therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets totaling $3,750,000 through June 30, 2015. During the 2016 fiscal year, PA1 and the Company recorded an additional impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 7 years. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the current fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company expects to have additional communication with Pennvest on this matter during the current quarter. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our next fiscal year. However, the manner and means of such equipment sale has not been agreed upon as of this date. It remains possible that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations at the Kreider 1 dairy) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

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

Bion has a long-standing relationship with Kreider Farms including a 2016 joint venture agreement related to this facility. Kreider has already made a significant investment in upgrading its poultry facilities to maximize the treatment and recovery efficiencies that can be achieved with Bion’s technology. We are cautiously optimistic that once PA SB575 (or a successor bill) is passed, a market will be put in place for long-term commercial sale of the nutrient reduction credits produced at Kreider 2. Bion anticipates that it may require up to 6-12 months after such a bill becomes law to develop the rules/regulations related to the competitive bidding program. If the competitive bidding program is implemented, we intend to seek to arrange project financing for the Kreider 2 Project during 2021-2022 calendar years.

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

Going concern and management’s plans:

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated significant revenues and has incurred net losses (including significant non-cash expenses) of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively, and a net loss of approximately $2,799,000 during the nine months ended March 31, 2021. At March 31, 2021, the Company has a working capital deficit and a stockholders’ deficit of approximately $9,718,000 and $14,505,000, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern. The following paragraphs describe management’s plans with regard to these conditions.

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

During the nine months ended March 31, 2021, the Company received total proceeds of approximately $2,150,000 from the sale of its equity securities and paid approximately $160,000 in commissions.

During fiscal years 2020 and 2019 and the nine months ended March 31, 2021, the Company has faced progressively less difficulty in raising equity funding (but substantial equity dilution has gone along with the larger amounts of equity financing during the periods). As a result, the Company has faced, and continues to face, significant cash flow management challenges due to working capital constraints which have only recently begun to be alleviated. To partially mitigate these working capital constraints, the Company’s core senior management and several key employees and consultants have been deferring (and continue to defer) all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6) and members of the Company’s senior management have made loans to the Company from time to time. During the year ended June 30, 2018, senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. Additionally, the Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again during the year ended June 30, 2018. The constraint on available resources has had, and continues to have, negative effects on the pace and scope of the Company’s efforts to develop its business. The Company has had to delay payment of trade obligations and has had to economize in many ways that have potentially negative consequences. If the Company is able to continue its recent increased success in its efforts to raise needed funds during the remainder of the current fiscal year (and subsequent periods), of which there is no assurance, management will not need to consider deeper cuts (including additional personnel cuts) and curtailment of ongoing activities including research and development activities.

The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including JV Projects, Integrated Projects and the Kreider 2 facility) and CAFO Retrofit waste remediation systems. The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more debt and/or equity through joint ventures, strategic partnerships and/or sale of its equity securities (common, preferred and/or hybrid) and/or debt (including convertible) securities, and/or through use of ‘rights’ and/or warrants (new and/or existing) during the next twelve months. However, as discussed above, there is no assurance, especially in light of the difficulties the Company has experienced in many recent periods and the extremely unsettled capital markets that presently exist (especially for companies like us), that the Company will be able to obtain the funds that it needs to stay in business, complete its technology development or to successfully develop its business and Projects.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain which have delayed certain research and development testing and may delay construction of the initial 3G Tech installation if equipment remains difficult to acquire in a timely manner, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

The accompanying consolidated financial statements have been prepared without an audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements reflect all adjustments (consisting of only normal recurring entries) that, in the opinion of management, are necessary to present fairly the financial position at March 31, 2021, the results of operations of the Company for the three and nine months ended March 31, 2021 and 2020 and the cash flows of the Company for the nine months ended March 31, 2021 and 2020. Operating results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending June 30, 2021.

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

Loss per share:

Basic loss per share amounts are calculated using the weighted average number of shares of common stock outstanding during the period. Diluted loss per share assumes the conversion, exercise or issuance of all potential common stock instruments, such as options or warrants, unless the effect is to reduce the loss per share or increase the earnings per share. During the three and nine months ended March 31, 2021 and 2020, the basic and diluted loss per share was the same, as the impact of potential dilutive common shares was anti-dilutive.

The following table represents the warrants, options and convertible securities excluded from the calculation of basic loss per share:

	March 31, 2021	March 31, 2020
Warrants	24,653,567	19,393,013
Options	10,471,600	7,716,600
Convertible debt	10,368,364	10,046,039
Convertible preferred stock	19,750	18,750

The following is a reconciliation of the denominators of the basic and diluted loss per share computations for the three and nine months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2021	Nine months ended March 31, 2020
Shares issued – beginning of period	32,270,594	30,195,005	31,409,005	28,068,688
Shares held by subsidiaries (Note 7)	(704,309)	(704,309)	(704,309)	(704,309)
Shares outstanding – beginning of period	31,566,285	29,490,696	30,704,696	27,364,379
Weighted average shares issued during the period	1,353,526	150,242	919,613	1,269,223
Diluted weighted average shares – end of period	32,919,811	29,640,938	31,624,309	28,633,602

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

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees and was adopted by the Company effective July 1, 2019. Under this guidance, payments to nonemployees are aligned with the requirements for share based payments granted to employees. The adoption of this guidance did not have a material impact on the Company’s financial statements as previously issued share-based payments to nonemployees had already reached a measurement date.

3.       PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

	March 31, 2021	June 30, 2020
Machinery and equipment	$2,222,670	$2,222,670
Buildings and structures	401,470	401,470
Computers and office equipment	171,485	171,485
	2,795,625	2,795,625
Less accumulated depreciation	(2,794,877)	(2,794,257)
	$748	$1,368

As of March 31, 2021, the net book value of Kreider 1 was zero. Management has reviewed the remaining property and equipment for impairment as of March 31, 2021 and believes that no impairment exists.

Depreciation expense was $206 and $347 for the three months ended March 31, 2021 and 2020, respectively and $620 and $1,041 for the nine months ended March 31, 2021 and 2020, respectively.

4.       DEFERRED COMPENSATION:

The Company owes deferred compensation to various employees, former employees and consultants totaling $1,012,159 and $652,367 as of March 31, 2021 and 2020, respectively. Included in the deferred compensation balances as of March 31, 2021, are $358,367 and $380 owed Dominic Bassani (“Bassani”), the Company’s Chief Executive Officer, and Mark A. Smith (“Smith”), the Company’s President, respectively, pursuant to extension agreements effective January 1, 2015, whereby unpaid compensation earned after January 1, 2015, accrues interest at 4% per annum and can be converted into shares of the Company’s common stock at the election of the employee during the first five calendar days of any month. The conversion price shall be the average closing price of the Company’s common stock for the last 10 trading days of the immediately preceding month. The deferred compensation owed Bassani and Smith as of March 31, 2020 was $97,946 and $36,180, respectively. The Company also owes various consultants and an employee, pursuant to various agreements, for deferred compensation of $580,912 and $445,741 as of March 31, 2021 and 2020, respectively, with similar conversion terms as those described above for Bassani and Smith, with the exception that the interest accrues at 3% per annum. The Company also owes a former employee $72,500, which is not convertible and is non-interest bearing.

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

During the nine months ended March 31, 2021, Smith elected to convert $127,660 of deferred compensation into units of the Company at its $0.50 per unit offering price (Note 7).

The Company recorded interest expense of $19,897 ($8,645 with related parties) and $18,498 ($10,301 with related parties) for the nine months ended March 31, 2021 and 2020, respectively.

5.       LOANS PAYABLE:

Pennvest

PA1, the Company’s wholly-owned subsidiary, owes $9,797,842 as of March 31, 2021 under the terms of the Pennvest Loan related to the construction of the Kreider 1 System including accrued interest and late charges totaling $2,043,842 as of March 31, 2021. The terms of the Pennvest Loan provided for funding of up to $7,754,000 which was to be repaid by interest-only payments for three years, followed by an additional ten-year amortization of principal. The Pennvest Loan accrues interest at 2.547% per annum for years 1 through 5 and 3.184% per annum for years 6 through maturity. The Pennvest Loan required minimum annual principal payments of approximately $5,067,000 in fiscal years 2013 through 2020, and $819,000 in fiscal year 2021, $846,000 in fiscal year 2022, $873,000 in fiscal year 2023 and $149,000 in fiscal year 2024. The Pennvest Loan is collateralized by the Kreider 1 System and by a pledge of all revenues generated from Kreider 1 including, but not limited to, revenues generated from nutrient reduction credit sales and by-product sales. In addition, in consideration for the excess credit risk associated with the project, Pennvest is entitled to participate in the profits from Kreider 1 calculated on a net cash flow basis, as defined. The Company has incurred interest expense related to the Pennvest Loan of $61,722 for both the three months ended March 31, 2021 and 2020, respectively. The Company has also incurred interest expense related to the Pennvest Loan of $185,166 for both the nine months ended March 31, 2021 and 2020, respectively. Based on the limited development of the depth and breadth of the Pennsylvania nutrient reduction credit market to date, PA1 commenced negotiations with Pennvest related to forbearance and/or re-structuring the obligations under the Pennvest Loan. In the context of such negotiations, PA1 has elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2021.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 7 years. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the current fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company expects to have additional communication with Pennvest on this matter during the current quarter. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our next fiscal year. However, the manner and means of such equipment sale has not been agreed upon as of this date. It remains possible that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations at the Kreider 1 dairy) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

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

Paycheck Protection Program

During the year ended June 30, 2020, the Company received proceeds from a loan in the amount of $34,800 from Covenant Bank as the lender, pursuant to the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan was uncollateralized, had a fixed interest rate of one percent, a term of two years and the first payment is deferred for six months. Under the CARES Act, borrowers were eligible for forgiveness of principal and interest on PPP loans to the extent that the proceeds were used to cover eligible payroll costs, rent and utility costs over either an 8- or 24-week period after the loan was made. As of March 31, 2021, the total PPP loan and accrued interest was fully forgiven by the SBA.

6.       CONVERTIBLE NOTES PAYABLE - AFFILIATES:

2020 Convertible Obligations (formerly January 2015 Convertible Notes and 2019 Convertible Note)

The 2020 Convertible Obligations (formerly named January 2015 Convertible Notes and 2019 Convertible Notes) which accrue interest at either 4% per annum or 4% compounded quarterly and effective January 1, 2020 are due and payable on July 1, 2024. The 2020 Convertible Obligations (including accrued interest, plus all future deferred compensation added subsequently), are convertible, at the sole election of the holder, into Units consisting of one share of the Company’s common stock and one half to one warrant to purchase a share of the Company’s common stock, at a price of $0.50 per Unit until July 1, 2024. The warrant contained in the Unit was originally exercisable at $1.00 per unit but was modified to $0.75 during the year ended June 30, 2020 and is exercisable until a date three years after the date of the conversion. During the nine months ended March 31, 2021, the Company approved the increase of warrants by one-third to be received by the noteholder if a conversion takes place. The original conversion price of $0.50 per Unit approximated the fair value of the Units at the date of the agreements; therefore, no beneficial conversion feature exists. Management evaluated the terms and conditions of the embedded conversion features based on the guidance of ASC 815-15 “Embedded Derivatives” to determine if there was an embedded derivative requiring bifurcation. An embedded derivative instrument (such as a conversion option embedded in the deferred compensation) must be bifurcated from its host instruments and accounted for separately as a derivative instrument only if the “risks and rewards” of the embedded derivative instrument are not “clearly and closely related” to the risks and rewards of the host instrument in which it is embedded. Management concluded that the embedded conversion feature of the deferred compensation was not required to be bifurcated because the conversion feature is clearly and closely related to the host instrument, and because of the Company’s limited trading volume that indicates the feature is not readily convertible to cash in accordance with ASC 815-10, “Derivatives and Hedging”.

As of March 31, 2021, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani (and his donees), Smith and Edward Schafer (“Schafer”), the Company’s Vice Chairman, were $2,479,268, $1,175,174 and $476,580, respectively. As of March 31, 2020, the 2020 Convertible Obligation balances, including accrued interest, owed Bassani, Smith and Schafer were $2,384,820, $1,120,932 and $458,424, respectively.

The Company recorded interest expense of $39,463 and $30,944 for the three months ended March 31, 2021 and 2020, respectively. The Company recorded interest expense of $135,892 and $102,814 for the nine months ended March 31, 2021 and 2020, respectively.

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

The balances of the September 2015 Convertible Notes as of March 31, 2021, including accrued interest owed Bassani, Schafer and Shareholder, are $169,921, $20,026 and $426,860, respectively. The balances of the September 2015 Convertible Notes as of March 31, 2020, including accrued interest, were $164,230, $19,371 and $411,743, respectively.

The Company recorded interest expense of $5,366 for both the three months ended March 31, 2021 and 2020, respectively. The Company recorded interest expense of $16,097 for both the nine months ended March 31, 2021 and 2020, respectively.

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

During the years ended June 30, 2020 and 2019, the Company declared dividends of $2,000 and $2,000, respectively. At March 31, 2021, accrued dividends payable are $19,500. The dividends are classified as a component of operations as the Series B Preferred stock is presented as a liability in these financial statements.

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

During the nine months ended March 31, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 3,700,000 units for total proceeds of $1,850,000, net proceeds of $1,690,000 after commissions of $160,000. The Company allocated the proceeds from the 3,700,000 shares and the 3,700,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $113,239 was allocated to the warrants and $1,736,761 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2021, 300,000 share of the Company’s restricted company stock were sold to an investor for $300,000.

During the nine months ended March 31, 2021, Smith elected to convert deferred compensation and accounts payable of $127,660 and $40,491, respectively, into an aggregate 336,305 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the nine months ended March 31, 2021, the Company issued 36,000 units to Smith for salary of $18,000, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024.

During the nine months ended March 31, 2021, 5,000 warrants were exercised to purchase 5,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,750.

Warrants:

As of March 31, 2021, the Company had approximately 24.7 million warrants outstanding, with exercise prices from $0.60 to $1.50 and expiring on various dates through June 30, 2025.

The weighted-average exercise price for the outstanding warrants is $0.73, and the weighted-average remaining contractual life as of March 31, 2021 is 2.8 years.

During the nine months ended March 31, 2021, the Company entered into subscription agreements, under three different offerings, to sell units for $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2021, and pursuant thereto, the Company issued 3,700,000 units for total proceeds of $1,850,000, net proceeds of $1,690,000 after commissions of $160,000. The Company allocated the proceeds from the 3,700,000 shares and the 3,700,000 warrants based upon their relative fair values, using the share price on the day each of the subscription agreements were entered into and the fair value of the warrants, which was determined to be $0.05 per warrant. As a result, $113,239 was allocated to the warrants and $1,736,761 was allocated to the shares, and both were recorded as additional paid in capital.

During the nine months ended March 31, 2021, the Company issued 50,000 warrants to a consultant to purchase 50,000 shares of the Company’s restricted common stock at an exercise price of $0.90 per share and an expiration date of December 31, 2021. The warrants were in exchange for services expensed at $2,500.

During the nine months ended March 31, 2021, Smith elected to convert deferred compensation and accounts payable of $127,660 and $40,491, respectively, into an aggregate 336,305 units at $0.50 per unit, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share until December 31, 2024.

During the nine months ended March 31, 2021, the Company agreed to extend the expiration dates of 4,497,924 warrants owned by certain individuals which were scheduled to expire at various dates from December 31, 2020 through December 31, 2021. The Company recorded non-cash compensation of $25,506 and interest expense of $187,139 related to the modification of the warrants.

During the nine months ended March 31, 2021, warrants to purchase 164,251 shares of the Company’s common stock at prices ranging from $0.75 to $2.00 expired.

During the nine months ended March 31, 2021, 5,000 warrants were exercised to purchase 5,000 shares of the Company’s common stock at $0.75 per share for total proceeds of $3,750.

During the nine months ended March 31, 2021, the Company issued warrants to brokers as commissions to purchase 322,000 shares of the Company’s common stock at an exercise price of $0.75 per share and an expiration of December 31, 2022. As the issuance was both a reduction and addition to additional paid in capital there was no impact to the financial statements.

During the nine months ended March 31, 2021, the Company issued 36,000 units to Smith for salary of $18,000, with each unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share with an expiry date of December 31, 2024.

Stock options:

The Company’s 2006 Consolidated Incentive Plan, as amended during the nine months ended March 31, 2021 (the “2006 Plan”), provides for the issuance of options (and/or other securities) to purchase up to 36,000,000 shares of the Company’s common stock. Terms of exercise and expiration of options/securities granted under the 2006 Plan may be established at the discretion of the Board of Directors, but no option may be exercisable for more than ten years.

During the nine months ended March 31, 2021, the Company approved the modification of existing stock options held by two former consultants, which extended certain expiration dates. The modifications resulted in incremental non-cash compensation of $8,775.

The Company recorded compensation expense related to employee stock options of $1,017,700 and nil for the three months ended March 31, 2021 and 2020, respectively and $1,017,700 and $99,500 for the nine months ended March 31, 2021 and 2020, respectively. The Company granted 960,000 and 390,000 options during the nine months ended March 31, 2021 and 2020, respectively.

The fair value of the options granted during the nine months ended March 31, 2021 and 2020 were estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Weighted Average, March 31, 2021	Range, March 31, 2021	Weighted Average, March 31, 2020	Range, March 31, 2020
Volatility	65%	58%-65%	68%	68%-70%
Dividend yield	—	—	—	—
Risk-free interest rate	0.79%	0.47%-0.82%	1.75%	1.74%-1.75%
Expected term (years)	5.8	5.0 to 5.9	5.0	5.0 to 5.2

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

A summary of option activity under the 2006 Plan for the nine months ended March 31, 2021 is as follows:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at July 1, 2020	9,511,600	$0.74	4.5	$—
Granted	960,000	1.10
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2021	10,471,600	$0.77	3.9	$10,252,975
Exercisable at March 31, 2021	10,471,600	$0.77	3.9	$10,252,975

The following table presents information relating to nonvested stock options as of March 31, 2021:

	Options	Weighted Average Grant-Date Fair Value
Nonvested at July 1, 2020	—	$—
Granted	960,000	1.06
Vested	(960,000)	(1.06)
Nonvested at March 31, 2021	—	$—

The total fair value of stock options that vested during the nine months ended March 31, 2021 and 2020 was $1,017,700 and $99,500, respectively. As of March 31, 2021, the Company had no unrecognized compensation cost related to stock options.

Stock-based employee compensation charges in operating expenses in the Company’s financial statements for the three and nine months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020	Nine months ended March 31, 2021	Nine months ended March 31, 2020
General and administrative:
Change in fair value from modification of option terms	$—	$—	$8,775	$—
Change in fair value from modification of warrant terms	—	—	25,506	—
Fair value of stock options expensed	816,050	—	816,050	92,000
Total	$816,050	$—	$850,331	$92,000

Research and development:
Fair value of stock options expensed	$201,650	$—	$201,650	$7,500
Total	$201,650	$—	$201,650	$7,500

8.       SUBSCRIPTION RECEIVABLE - AFFILIATES:

As of March 31, 2021, the Company has three interest bearing, secured promissory notes with an aggregate principal amount of $428,250 ($479,116, including interest), from Bassani as consideration to purchase warrants to purchase 5,565,000 shares of the Company’s restricted common stock, which warrants have exercise prices ranging from $0.60 to $1.00 and have expiry dates ranging from December 31, 2020 to December 31, 2025. The promissory notes bear interest at 4% per annum, and are secured by portions of Bassani’s 2020 Convertible Obligation and Bassani’s September 2015 Convertible Notes. The secured promissory notes were payable July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020. Also, during the year ended June 30, 2020, warrants with exercise prices greater than $0.75 were reduced to $0.75 and warrants with expiry dates prior to December 31, 2024 were extended to December 31, 2024.

As of March 31, 2021, the Company has two interest bearing, secured promissory notes with an aggregate principal amount of $46,400 ($52,695 including interest) from two former employees as consideration to purchase warrants to purchase 928,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.75 and have expiry dates of December 31, 2020. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. These warrants have a 90% exercise bonus. The promissory notes bear interest at 4% per annum, are secured by a perfected security interest in the warrants, and were payable on July 1, 2020 but were extended to July 1, 2024 during the year ended June 30, 2020.

As of March 31, 2021, the Company has an interest bearing, secured promissory note for $30,000 ($33,192 including interest) from Smith as consideration to purchase warrants to purchase 300,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of December 31, 2023. During the year ended June 30, 2020, the expiry dates of the warrants were extended to December 31, 2024. The warrants have a 75% exercise bonus and the promissory note bears interest at 4% per annum, and is secured by $30,000 of Smith’s 2020 Convertible Obligations. The secured promissory note was payable on July 1, 2020 but was extended to July 1, 2024 during the year ended June 30, 2020.

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

Since March 31, 2005, the Company has had various agreements with Brightcap and/or Bassani, through which the services of Bassani are provided (any reference to Brightcap or Bassani for all purposes are the same individual). The Board appointed Bassani as the Company's CEO effective May 13, 2011. On February 10, 2015, the Company executed an Extension Agreement with Bassani pursuant to which Bassani extended the term of his service to the Company to December 31, 2017, (with the Company having an option to extend the term an additional six months.) Pursuant to the Extension Agreement, Bassani continued to defer his cash compensation ($31,000 per month) until the Board of Directors re-instates cash payments to all employees and consultants who are deferring their compensation. During October 2016 Bassani was granted the right to convert up to $125,000 of his deferred compensation, at his sole election, at $0.75 per share, until March 15, 2018 (which was expanded on April 27, 2017 to the right to convert up to $300,000 of his deferred compensation, at his sole election, at $0.75 per share, and subsequently extended until December 31, 2022). During February 2018, the Company agreed to the material terms for a binding two-year extension agreement for Bassani’s services as CEO, while a detailed, fully executed agreement is still being negotiated and will be finalized in the future. Bassani’s salary will remain $372,000 per year, which will continue to be accrued until there is adequate cash available while negotiations proceed toward the re-instatement of a least a partial cash payment. Additionally, the Company has agreed to pay him $2,000 per month to be applied to life insurance premiums. On August 1, 2018, in the context of extending his agreement to provide services to the Company on a full-time basis through December 31, 2022) plus 2 years after that on a part-time basis, the Company received an interest bearing secured promissory note for $300,000 from Bassani as consideration to purchase warrants to purchase 3,000,000 shares of the Company’s restricted common stock, which warrants are exercisable at $0.60 and have expiry dates of June 30, 2025. The promissory note is secured by Bassani’s $300,000 of 2020 Convertible Obligation (Note 6) and as of March 31, 2021, the principal and accrued interest was $332,795.

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

During the nine months ended March 31, 2021, the Company applied a 75% execution/exercise bonus on 3,000,000 warrants held by a trust owned by Bassani.

As of March 31, 2021, the execution/exercise bonuses ranging from 50-90% were applicable to 10,326,600 of the Company’s outstanding options and 15,423,465 of the Company’s outstanding warrants.

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

During the both the three and nine months ended March 31, 2021 and 2020, the Company received nil for expense reimbursements from CABS, respectively. During the three months ended March 31, 2021 and 2020, the Company paid CABS nil and $12,720, respectively for consulting expenses. During the nine months ended March 31, 2021 and 2020, the company paid CABS nil and $52,540, respectively for consulting expenses.

11.       SUBSEQUENT EVENTS:

The Company has evaluated events that occurred subsequent to March 31, 2021 for recognition and disclosure in the financial statements and notes to the financial statements.

From April 1, 2021 through May 10, 2021, the Company has sold 20,000 Units of its securities at $0.50 per Unit for aggregate consideration of $10,000. Each Unit consists of one share of common stock and a callable warrant to purchase one share of the Company’s common shares at $0.75 per share until December 31, 2021.

From April 1, 2021 through May 10, 2021, Smith has received 85,833 Units in exchange for $36,000 of salary and $10,060 of expenses and accrued interest.

From April 1, 2021 through May 10, 2021, a consultant has converted $244,143 of deferred compensation and accrued interest into 488,287 Units.

From April 1, 2021 through May 10, 2021, 705,981 warrants were exercised for 705,981 shares of the Company’s common stock for proceeds of approximately $529,486.

On April 27, 2021 the Company executed a letter of intent (‘LOI’) with Lamb Farms, Inc., Oakfield, New York regarding development and construction of a 3G Tech Bion System to treat the waste from its approximately 2,000 dairy cows and from up to 250 head of beef cattle to be housed in barns constructed by the Company. If the transaction proceeds to a definitive agreement and constructs the intended facilities (commencing during the upcoming fiscal year), this will likely be Bion’s initial 3G Tech System and will serve to demonstrate at commercial scale the capabilities of our 3G Tech and technology platform and provide proof of concept with regard to the potential ‘beef opportunity’ created by our technology and business model.

The Company filed an additional OMRI application on May 3, 2021 for the initial crystallized ammonium co-products produced by our 3G Tech.

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

THESE RISKS, UNCERTAINTIES AND FACTORS BEYOND OUR CONTROL ARE MAGNIFIED DURING THE CURRENT UNCERTAIN PERIOD RELATED TO THE COVID-19 PANDEMIC AND THE UNIQUE ECONOMIC, FINANCIAL, GOVERNMENTAL AND HEALTH-RELATED CONDITIONS IN WHICH THE COMPANY, THE ENTIRE COUNTRY AND THE ENTIRE WORLD NOW RESIDE.  TO DATE THE COMPANY HAS EXPERIENCED DIRECT IMPACTS  IN VARIOUS AREAS INCLUDING WITHOUT LIMITATION: I) GOVERNMENT-ORDERED  SHUTDOWNS WHICH HAVE SLOWED THE COMPANY’S RESEARCH AND DEVELOPMENT PROJECTS AND OTHER INITIATIVES, II) SHIFTED FOCUS OF STATE AND FEDERAL GOVERNMENT WHICH IS LIKELY TO NEGATIVELY IMPACT THE COMPANY’S LEGISLATIVE INITIATIVES IN PENNSYLVANIA AND WASHINGTON DC, III) STRAINS AND UNCERTAINTIES IN BOTH THE EQUITY AND DEBT MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS WITH INVESTMENT BANKERS, BANKS AND POTENTIAL STRATEGIC PARTNERS MORE TENUOUS, IV) STRAINS AND UNCERTAINTIES IN THE AGRICULTURAL SECTOR AND MARKETS HAVE MADE DISCUSSION AND PLANNING OF FUNDING OF THE COMPANY AND ITS INITIATIVES AND PROJECTS MORE DIFFICULT AS FUTURE INDUSTRY CONDITIONS ARE NOW MORE DIFFICULT TO ASSESS/PREDICT, V) CONSTRAINTS DUE TO PROBLEMS EXPERIENCED IN THE GLOBAL INDUSTRIAL SUPPLY CHAIN, VI) DUE TO THE AGE AND HEALTH OF OUR CORE MANAGEMENT TEAM, ALL OF WHOM ARE AGE 70 OR OLDER AND HAVE HAD ONE OR MORE EXISTING HEALTH ISSUES, THE COVID-19 PANDEMIC PLACES THE COMPANY AT GREATER RISK THAN WAS PREVIOUSLY THE CASE (TO A HIGHER DEGREE THAN WOULD BE THE CASE IF THE COMPANY HAD A LARGER, DEEPER AND/OR YOUNGER CORE MANAGEMENT TEAM), AND VII) THERE ALMOST CERTAINLY WILL BE OTHER UNANTICIPATED CONSEQUENCES FOR THE COMPANY AS A RESULT OF THE CURRENT PANDEMIC EMERGENCY AND ITS AFTERMATH.

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

BUSINESS OVERVIEW

Bion Environmental Technologies, Inc.'s (“Bion,” “Company,” “We,”" “Us,” or ‘Our”) patented and proprietary technology provides comprehensive environmental solutions to one of the greatest water air and water quality problems in the U.S. today: pollution from large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs").  Application of our technology and technology platform can simultaneously remediate environmental problems and improve operational/resource efficiencies by recovering value high-value co-products from the CAFOs’ waste stream that has traditionally been wasted or underutilized, including renewable energy, nutrients (including ammonia nitrogen and phosphorus) and water. From 2016 to present, the Company has focused a large portion of its activities on developing, testing and demonstrating the 3rd generation of its technology and technology platform (“3G Tech”) with emphasis on increasing the efficiency of production of valuable by-products of its waste treatment including ammonia nitrogen in the form of organic ammonium bicarbonate products. The Company is now ready to develop its initial 3G Tech system. The Company’s initial ammonium bicarbonate liquid product completed its Organic Materials Review Institute (“OMRI”) application and review process with approval during May 2020.. The Company anticipates making additional OMRI applications during the current calendar quarter.

The Company believes that, in addition to providing superior environmental remediation, its 3G Tech will create the opportunity for large scale production of sustainable and/or organic branded livestock products that will command premium pricing due in large part to our ability---based upon ongoing monitoring and third-party verification of environmental performance--- to provide meaningful assurances concerning sustainability to both consumers and regulators. As co-products, our 3G Tech will produce valuable organic fertilizer products which can be: a) utilized in the production of organic grains for use as feed in support of joint venture Projects (“JVs”) raising organic livestock, and/or b) marketed to the growing organic fertilizer market. Our 3G Tech patented technology was developed to be part of a comprehensive technology platform that could generate multiple present and projected future revenue streams to offset the costs of technology adoption. Bion’s technology platform includes onsite monitoring and data collection as well as independent 3rd party verified lab data confirming the environmental reduction impacts. The third party verified data regarding the environmental impact reductions will also be used to qualify the final consumer products (livestock protein—including meat, eggs and dairy products) for a US Department of Agriculture (“USDA”) “Environmentally Sustainable” brand. We anticipate that a material portion of our focus over the next 12-36 months will involvement development and participation in such JVs involved with the production and marketing of Environmentally Sustainable conventional and/or organic beef, swine and poultry.

The $200 billion U.S. livestock industry is under intense scrutiny for its environmental and public health impacts – its ‘environmental sustainability’-- at the same time it is struggling with declining revenues and margins (derived in part from clinging to its historic practices and resulting impacts). Its failure to respond to consumer concerns ranging from food safety to its ‘socialized’ environmental impacts have provided impetus for plant-based alternatives such as Beyond Meat and Impossible Burger (initially and followed by numerous other companies) providing “sustainable” alternatives to this growing consumer segment of the market. The plant-based threat to the livestock industry market (primarily beef and pork) has succeeded in focusing the large-scale livestock production facilities (also known as “Concentrated Animal Feeding Operations” or “CAFOs") on how to meet the plant-based market challenge by addressing the consumer sustainability issues. The adoption of livestock waste treatment technology by industry segments is largely dependent upon adoption generating sufficient revenues to offset the capital and operating costs associated with technology adoption.

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

During 2018 the Company had its first patent issued on its 3G Tech and has continued its work to expand its patent coverage for our 3G Tech. During October 2020, the Company the Company’s third 3G patent, which patent significantly expands the breadth and depth of the Company’s 3G Tech coverage. The Company anticipates filing additional patent applications related to its technology developments during the next 12 months. The 3G Tech platform has been designed to maximize the value of co-products produced during the waste treatment/recovery processes, including pipeline-quality renewable natural gas and organic commercial fertilizer products. All processes will be verifiable by third-parties (including regulatory authorities, certifying boards and consumers) to comply with environmental regulations and trading programs and meet the requirements for: a) renewable energy credits, b) organic certification of the fertilizer coproducts and c) the USDA PVP ‘Environmentally Sustainable’ branding program (See discussion at Item 1 above and below herein.) Bion anticipates moving forward with the development process of its initial commercial installations of its 3G technology during the 2021 (current) and 2022 calendar years.

In parallel, Bion has worked (which work continues) to advance public policy initiatives that will potentially create markets (in Pennsylvania and other states) that will utilize taxpayer funding for the purchase of verified pollution reductions from agriculture (“credits”) by the state (or others) through competitively-bid procurement programs. Such credits can then be used as a ‘qualified offset’ by an individual state (or municipality) to meet its federal clean water mandates at significantly lower cost to the taxpayer. Competitive procurement of verified credits is now supported by US EPA, the Chesapeake Bay Commission, national livestock interests, and other key stakeholders. Legislation in Pennsylvania to establish the first such state competitive procurement program passed the Pennsylvania Senate by a bi-partisan majority during March 2019. However, the Covid-19 pandemic and related financial/budgetary crises have subsequently slowed progress for this and other policy initiatives and, as a result, it is not currently possible to project the timeline for this and other similar initiatives (see discuss at Item 1 above and below herein).

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

Currently, our research and development activities are underway to improve, update and commercialization of our 3G Tech systems (which is ready to be implemented) during the current fiscal year to meet the needs of JVs in various geographic and climate areas with nutrient release constraints and to increase the recovery and generation of valuable co-products while adding the capability to treat dry (poultry) waste streams in addition to wet manure streams at lower capital costs and operating costs

Bion business activity is focused on using applications of its 3G Tech for utilization in JVs and Projects (including Integrated Projects) in which the Company will participate as developer, technology provider and direct participant. Currently our efforts and funds are being expended on pre-development activities related to: 1) Midwest sustainable/organic grain-finished beef JV and 2) the Kreider 2 poultry JV..

KREIDER 1 (HISTORY AND STATUS)

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms (“KF”), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority (“Pennvest”) approved a $7.75 million loan to Bion PA 1, LLC (“PA1”), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project (“Kreider 1 System”). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 System based our 2G Tech (which the Company is no longer implementing). Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system ‘operational shakedown’ during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider 1 System was ‘placed in service’. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 System to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has failed to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion’s business plans and has resulted in insurmountable challenges to monetizing the nutrient reductions created by PA1’s existing Kreider 1 project and Bion’s other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 System which has now been inactive for several years. PA1 had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2021. Due to the failure of the Pennsylvania nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company’s books to zero. This impairment reflects management’s judgment that the salvage value of the Kreider 1 assets roughly equals PA1’s contractual obligations related to the Kreider 1 System, including expenses related to decommissioning of the Kreider 1 System.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 7 years. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the current fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company expects to have additional communication with Pennvest on this matter during the current quarter. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our next fiscal year. However, the manner and means of such equipment sale has not been agreed upon as of this date. It remains possible that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations at the Kreider 1 dairy) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

The economics (potential revenues, profitability and continued operation) of the Kreider 1 System were based almost entirely on the long-term sale of nutrient (nitrogen and/or phosphorus) reduction credits to meet the requirements of the Chesapeake Bay environmental clean-up. See below for further discussion.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 System met the ‘technology guaranty’ standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan has been (and is now) solely an obligation of PA1 since that date. However, the Company’s consolidated balance sheet as of March 31, 2021 reflects the Pennvest Loan as a liability of $9,797,842 despite the fact that the obligation (if any) solely an obligation of PA 1.

PA1 is currently maintaining some equipment at the Kreider 1 System pending its potential sale by Pennvest and/or inclusion within the Kreider 2 Project discussed below.

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

We believe that the overwhelming environmental, economic, quality of life and public health benefits to all stakeholders in the watershed, both within and outside of Pennsylvania, make the case for adoption of the strategies outlined in the Report less an issue of ‘if’, but of ‘when and how’. The adoption of a competitive procurement program will have significant positive impact on technology providers that can deliver verified nitrogen reductions such as Bion, by allocating existing tax- and rate-payer clean water funding to low-cost solutions based upon a voluntary and transparent procurement process. The Company believes that implementation of a competitively-bid nutrient reduction program to achieve the goals for the Chesapeake Bay watershed can also provide a working policy model and platform for other states to adopt that will enhance their efforts to comply with both current and future requirements for local and federal estuarine watersheds, including the Mississippi River/Gulf of Mexico, the Great Lakes Basin and other nutrient-impaired watersheds. (Note, however, that current COVID-19 crisis has shifted government, legislative and budget focuses in manners which may delay the fruition of our efforts.)

The Company currently anticipates that either a Midwest Sustainable/Organic Grain-Fed Beef JV or the Kreider 2 poultry JV in PA will be its initial full-scale 3G Project. Bion hopes to commence development of its initial project by optioning land and beginning the site-specific design and permitting processes during the current year, but further delays are possible. It is not possible at this time to firmly predict where the initial Project will be developed or the order in which Projects will be developed. All potential Projects are in very early discussion and pre-development stages and may never progress to actual development or may be developed after other Projects not yet under active consideration.

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

The Company’s audited financial statements for the years ended June 30, 2020 and 2019 were prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,553,000 and $2,659,000 during the years ended June 30, 2020 and 2019, respectively. The Report of the Independent Registered Public Accounting Firm on the Company’s consolidated financial statements as of and for the year ended June 30, 2020 includes a “going concern” explanatory paragraph which means that there are factors that raise substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred net losses of approximately $2,799,000 and $1,714,000 for the nine months ended March 31, 2021 and 2020. At March 31, 2021, the Company had a working capital deficit and a stockholders’ deficit of approximately $9,718,000 and $14,505,000, respectively. Management’s plans with respect to these matters are described in this section and in our consolidated financial statements (and notes thereto), and this material does not include any adjustments that might result from the outcome of this uncertainty. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

COVID-19 PANDEMIC RELATED MATTERS:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v) constraints due to problems experienced in the global industrial supply chain which have delayed certain research and development testing and may delay construction of the initial 3G Tech installation if equipment remains difficult to acquire in a timely manner, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

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

Recent Accounting Pronouncements:

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation – Improvements to Nonemployee Share-Based Payment Accounting” to simplify the accounting for share based payments granted to nonemployees and was adopted by the Company effective July 1, 2019. Under this guidance, payments to nonemployees are aligned with the requirements for share-based payments granted to employees. The adoption of this guidance did not have a material impact on the Company’s financial statements as previously issued share-based payments to nonemployees had already reached a measurement date.

THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020.

Revenue

Total revenues were nil for both the three months ended March 31, 2021 and 2020, respectively.

General and Administrative

Total general and administrative expenses were $1,114,000 and $269,000 for the three months ended March 31, 2021 and 2020, respectively.

General and administrative expenses, excluding stock-based compensation charges of $816,000 and nil, were $298,000 and $269,000 for the three months ended March 31, 2021 and 2020, respectively, representing a $29,000 increase. Salaries and related payroll tax expenses were $98,000 and $67,000 for the three months ended March 31, 2021 and 2020, respectively, and the increase is due to paying a consultant partially as an employee during the three months ended March 31, 2021 and a bonus given to Smith for payroll taxes. Consulting costs were $100,000 and $117,000 for the three months ended March 31, 2021 and 2020, respectively, representing a $17,000 decrease due to payment of $13,000 to the Coalition for an Affordable Bay Solution during the three months ended March 31, 2020 that was not present during the three months ended March 31, 2021 and partially paying a consultant as an employee during the three months ended March 31, 2021. Accounting and tax expenses were $16,000 and $12,000 for the three months ended March 31, 2021 and 2020, respectively, with the increase due expenses related to the preparation of the fiscal year 2020 income taxes during the three months ended March 31, 2021. Transfer agent fees increased $3,000 during the three months ended March 31, 2021 compared to the same period in fiscal year 2020 due to the higher than normal sales of equity securities.

General and administrative stock-based employee compensation for the three months ended March 31, 2021 and 2020 consists of the following:

	Three months ended March 31, 2021	Three months ended March 31, 2020
General and administrative:
Fair value of stock options expensed under ASC 718	$816,000	$—
Total	$816,000	$—

Stock-based compensation charges were $816,000 and nil for the three months ended March 31, 2021 and 2020, respectively. The fair value of stock options expensed for the three months ended March 31, 2021 and 2020 was $816,000 and nil, respectively. The Company granted 960,000 options during the three months ended March 31, 2021 which were fully vested at grant date, while no options were granted during the three months ended March 31, 2020.

Depreciation

Total depreciation expense was $206 and $347 for the three months ended March 31, 2021 and 2020, respectively.

Research and Development

Total research and development expenses were $332,000 and $135,000 for the three months ended March 31, 2021 and 2020, respectively.

Research and development expenses, excluding stock-based compensation expenses of $202,000 and nil were $130,000 and $135,000 for the three months ended March 31, 2021 and 2020, respectively, representing a $5,000 decrease. Salaries and related payroll tax expenses were $22,000 and $19,000 for the three months ended March 31, 2021 and 2020, respectively. Consulting costs were $47,000 and $60,000 for the three months ended March 31, 2021 and 2020, respectively, the decrease partially due to some previously research and development costs being allocated to general and administrative during the three months ended March 31, 2021. Legal fees however, increased from $3,000 for the three months ended March 31, 2020 to $19,000 for the three months ended March 31, 2021 due to the utilization of a law firm to assist in the ORMI certification process.

Research and development stock-based employee compensation for the three months ended March 31, 2021 and 2020 consists of the following:

	Three months ended March 31, 2021	Three months ended March 31, 2020
Research and development:
Fair value of stock options expensed under ASC 718	$202,000	$—
Total	$202,000	$—

Stock-based compensation expenses were $202,000 and nil for the three months ended March 31, 2021 and 2020, respectively. The Company granted 960,000 and nil fully vested options during the three months ended March 31, 2021 and 2020, respectively, and a portion of the stock compensation expense was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $1,447,000 and $404,000 for the three months ended March 31, 2021 and 2020, respectively.

Other (Income) Expense

Other (income) expense was $103,000 for both the three months ended March 31, 2021 and 2020, respectively. Interest expense of $138,000 and $103,000 was recorded during the three months ended March 31, 2021 and 2020, respectively. Interest expense was higher during the three months ended March 31, 2021, due to the modification of warrant expiry dates for warrants held by investors and brokers of $23,000. Interest on deferred compensation and convertible notes payable was $12,000 higher during the three months ended March 31, 2021 due to higher overall balances. Offsetting higher interest expenses for the three months ended March 31, 2021 was $35,000 on forgiveness of debt due to the Company’s PPP loan being forgiven by the Small Business Administration.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $1,219 and $516 for the three months ended March 31, 2021 and 2020, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $1,549,000 and $507,000 for the three months ended March 31, 2021 and 2020, respectively, and the net loss per basic common share was $0.05 and $0.02 for the three months ended March 31, 2021 and 2020, respectively.

NINE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2020

Revenue

Total revenues were nil for both the nine months ended March 31, 2021 and 2020, respectively.

General and Administrative

Total general and administrative expenses were $1,709,000 and $977,000 for the nine months ended March 31, 2021 and 2020, respectively.

General and administrative expenses, excluding stock-based compensation charges of $850,000 and $92,000, were $859,000 and $885,000 for the nine months ended March 31, 2021 and 2020, respectively, representing a $26,000 decrease. Salaries and related payroll tax expenses were $242,000 and $193,000 for the nine months ended March 31, 2021 and 2020, respectively, representing a $49,000 increase due to a consultant being partially paid as an employee during the nine months ended March 31, 2021 and a bonus given to Smith for payroll taxes. Consulting costs were $291,000 and $362,000 for the nine months ended March 31, 2021 and 2020, respectively. The decrease in consulting costs is partially due a consultant being paid as an employee and the absence of political consulting to further the environmental mandates in Pennsylvania during the nine months ended March 31, 2021. Investor relations expenses were $53,000 and $60,000 for the nine months ended March 31, 2021 and 2020, and travel costs were $10,000 and $27,000 for the nine months ended March 31, 2021 and 2020, respectively, with decreases due to the pandemic.

General and administrative stock-based employee compensation for the nine months ended March 31, 2021 and 2020 consists of the following:

	Nine months ended March 31, 2021	Nine months ended March 31, 2020
General and administrative:
Change in fair value from modification of option terms	$9,000	$—
Change in fair value from modification of warrant terms	25,000	—
Fair value of stock options expensed under ASC 718	816,000	92,000
Total	$850,000	$92,000

Stock-based compensation charges were $850,000 and $92,000 for the nine months ended March 31, 2021 and 2020, respectively. The fair value of stock options expensed for the nine months ended March 31, 2021 and 2020 was $816,000 and $92,000, respectively. The Company granted 960,000 and 390,000 fully vested options during the nine months ended March 31, 2021 and 2020, respectively. Compensation expense relating to the change in fair value from the modification of option terms was $9,000 and nil for the nine months ended March 31, 2021 and 2020, respectively, as the Company granted an extension of certain option expiration dates for two consultants during the nine months ended March 31, 2021. During the nine months ended March 31, 2021, the Company extended expiration dates of warrants for certain consultants which resulted in the recognition of $25,000 in non-cash compensation, while no such warrant modifications took place during the nine months ended March 31, 2020.

Depreciation

Total depreciation expense was $620 and $1,041 for the nine months ended March 31, 2021 and 2020, respectively.

Research and Development

Total research and development expenses were $579,000 and $373,000 for the nine months ended March 31, 2021 and 2020, respectively.

Research and development expenses, excluding stock-based compensation expenses of $202,000 and $8,000 were $377,000 and $365,000 for the nine months ended March 31, 2021 and 2020, respectively. Salaries and related payroll tax expenses were $66,000 and $60,000 for the nine months ended March 31, 2021 and 2020, respectively. Consulting costs were $151,000 and $164,000 for the nine months ended March 31, 2021 and 2020, respectively.  The Company also incurred $103,000 and $95,000 for the nine months ended March 31, 2021 and 2020, respectively in the development of new components of the pilot program for its anaerobic digestate process.

Research and development stock-based employee compensation for the nine months ended March 31, 2021 and 2020 consists of the following:

	Nine Months ended March 31, 2021	Nine Months ended March 31, 2020
Research and development:
Fair value of stock options expensed under ASC 718	$202,000	$8,000
Total	$202,000	$8,000

Stock-based compensation expenses were $202,000 and $8,000 for the nine months ended March 31, 2021 and 2020, respectively. The Company expensed $202,000 and $8,000 for the fair value of stock options that vested during the nine months ended March 31, 2021 and 2020. The Company granted 960,000 and 390,000 fully vested options during the nine months ended March 31, 2021 and 2020, respectively, a portion of which was allocated to research and development.

Loss from Operations

As a result of the factors described above, the loss from operations was $2,288,000 and $1,350,000 for the nine months ended March 31, 2021 and 2020, respectively.

Other (Income) Expense

Other (income) expense was $511,000 and $363,000 for the nine months ended March 31, 2021 and 2020, respectively. Interest expense was $545,000 and $363,000 for the nine months ended March 31, 2021 and 2020, respectively. Interest expense of $187,000 and $36,000 was recorded during the nine months ended March 31, 2021 and 2020, respectively, due to the modification of warrant expiry dates for warrants held by investors and brokers. Interest expense related to convertible notes was $152,000 and $122,000 for the nine months ended March 31, 2021 and 2020, respectively and the increase is attributable to higher convertible note balances. Offsetting higher interest expenses for the nine months ended March 31, 2021 was $35,000 on forgiveness of debt due to the Company’s PPP loan being forgiven by the Small Business Administration.

Net Loss Attributable to the Noncontrolling Interest

The net loss attributable to the noncontrolling interest was $2,000 for both the nine months ended March 31, 2021 and 2020, respectively.

Net Loss Attributable to Bion’s Common Stockholders

As a result of the factors described above, the net loss attributable to Bion’s stockholders was $2,796,000 and $1,712,000 for the nine months ended March 31, 2021 and 2020, respectively, and the net loss per basic common share was $0.09 and $0.06 for the nine months ended March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated financial statements for the nine months ended March 31, 2021 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended June 30, 2020 includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Operating Activities

As of March 31, 2021, the Company had cash of approximately $1,671,000. During the nine months ended March 31, 2021, net cash used in operating activities was $884,000, primarily consisting of cash operating expenses related to salaries and benefits, and other general and administrative costs such as insurance, legal, accounting, consulting and investor relations expenses. As previously noted, the Company is currently not generating significant revenue and accordingly has not generated cash flows from operations. The Company does not anticipate generating sufficient revenues to offset operating and capital costs for a minimum of two to five years. While there are no assurances that the Company will be successful in its efforts to develop and construct its Projects and market its Systems, it is certain that the Company will require substantial funding from external sources. Given the unsettled state of the current credit and capital markets for companies such as Bion, there is no assurance the Company will be able to raise the funds it needs on reasonable terms.

Financing Activities

During the nine months ended March 31, 2021, the Company received gross cash proceeds of $1,850,000 from the sale of 3,700,000 units which consists of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock for $0.75 per share through December 2021. The Company paid cash commissions related to the sale of units of $160,000. During the nine months ended March 31, 2021, 300,000 shares of the Company’s restricted company stock were sold to an investor for $300,000. The Company also received $3,750 in gross proceeds from the exercise of 5,000 warrants into shares of the Company’s common stock.

As of March 31, 2021, the Company has debt obligations consisting of: a) deferred compensation of $1,012,000, b) convertible notes payable – affiliates of $4,748,000, and c) a loan payable and accrued interest of $9,798,000 (owed solely by PA1).

Plan of Operations and Outlook

As of March 31, 2021, the Company had cash of approximately $1,671,000.

The Company continues to explore sources of additional financing to satisfy its current operating requirements as it is not currently generating any significant revenues. During the past seven years (fiscal years 2014 through 2020), the Company experienced greater difficulty in raising equity and debt funding than in the prior years (which was not mitigated by the relative increase in equity funding during the year ended June 30, 2020 and the nine months ended March 31, 2021). As a result, the Company faced, and continues to face, significant cash flow management challenges due to material working capital constraints. These difficulties, challenges and constraints have continued during fiscal years 2019 and 2020. The Company anticipates that they may continue for the next twelve (12) months or longer. To partially mitigate these working capital constraints, the Company's core senior management and some key employees and consultants have been deferring all or part of their cash compensation and/or are accepting compensation in the form of securities of the Company (Notes 4 and 6 to Financial Statements) and members of the Company's senior management have from time to time made loans to the Company. During the year ended June 30, 2018 senior management and certain core employees and consultants agreed to a one-time extinguishment of liabilities owed by the Company which in aggregate totaled $2,404,000. As of March 31, 2021, such deferrals totaled approximately $5,760,000 (including accrued interest and deferred compensation converted into promissory notes but excluding conversions of deferred compensation into the Company's common stock by officers, employees and consultants that have already been completed). The extended constraints on available resources have had, and continue to have, negative effects on the pace and scope of the Company's effort to develop its business. The Company made reductions in its personnel during the years ended June 30, 2014 and 2015 and again in 2018. The Company has had to delay payments of trade obligations and economize in many ways that have potentially negative consequences. If the Company does not have greater success in its efforts to raise needed funds during the current year (and subsequent periods), we will need to consider deeper cuts (including additional personnel cuts) and curtailments of operations (including possibly Kreider 1 operations). The Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects (including Integrated Projects) and CAFO Retrofit waste remediation systems (including the Kreider 2 facility) and to continue to operate the Kreider 1 facility (subject to agreements being reached with Pennvest as discussed above). The Company anticipates that it will seek to raise from $2,500,000 to $50,000,000 or more (debt and equity) during the next twelve months. However, as discussed above, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

The Company is not currently generating any significant revenues. Further, the Company’s anticipated revenues, if any, from existing projects and proposed projects will not be sufficient to meet the Company’s anticipated operational and capital expenditure needs for many years. During the nine months ended March 31, 2021 the Company raised gross proceeds of approximately $2,150,000 through the sale of its securities and paid commissions of approximately $160,000, and anticipates raising additional funds from such sales and transactions. However, there is no guarantee that we will be able to raise sufficient funds or further capital for the operations planned in the near future.

Because the Company is not currently generating significant revenues, the Company will need to obtain additional capital to fund its operations and technology development, to satisfy existing creditors, to develop Projects and to sustain operations at the KF 1 facility.

The first commercial activity in the Retrofit segment is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1 System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than six years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2021. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 7 years. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the current fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company expects to have additional communication with Pennvest on this matter during the current quarter. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our next fiscal year. However, the manner and means of such equipment sale has not been agreed upon as of this date. It remains possible that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations at the Kreider 1 dairy) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

The Company is currently maintaining the Kreider 1 System equipment in a limited manner pending its sale by Pennvest and/or its potential inclusion within the Kreider 2 Project discussed above.

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

Note that while Bion believes that the Kreider 1 System (if re-started as part of the Kreider 2 Project), the Kreider 2 Project and/or subsequent Bion Projects will eventually generate revenue from the sale of: a) nutrient reductions (credits or in other form), b) renewable energy (and related credits), c) sales of fertilizer products, and/or d) potentially, in time, credits for the reduction of greenhouse gas emissions, plus e) license fees related to a ‘sustainable brand’. We believe that the potential market is very large, but it is not possible to predict the exact timing and/or magnitude of these potential markets at this time.

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

Covid-19 pandemic related matters:

The Company faces risks and uncertainties and factors beyond our control that are magnified during the current Covid-19 pandemic and the unique economic, financial, governmental and health-related conditions in which the Company, the country and the entire world now reside. To date the Company has experienced direct impacts in various areas including but without limitation: i) government ordered shutdowns which have slowed the Company’s research and development projects and other initiatives, ii) shifted focus of state and federal governments which is likely to negatively impact the Company’s legislative initiatives in Pennsylvania and Washington D. C., iii) strains and uncertainties in both the equity and debt markets which have made discussion and planning of funding of the Company and its initiatives and projects with investment bankers, banks and potential strategic partners more tenuous, iv) strains and uncertainties in the agricultural sector and markets have made discussion and planning more difficult as future industry conditions are now more difficult to assess and predict, v v) constraints due to problems experienced in the global industrial supply chain which have delayed certain research and development testing and may delay construction of the initial 3G Tech installation if equipment remains difficult to acquire in a timely manner, vi) due to the age and health of our core management team, all of whom are age 70 or older and have had one or more existing health issues, the Covid-19 pandemic places the Company at greater risk than was previously the case (to a higher degree than would be the case if the Company had a larger, deeper and/or younger core management team), and vii) there almost certainly will be other unanticipated consequences for the Company as a result of the current pandemic emergency and its aftermath.

CONTRACTUAL OBLIGATIONS

We have the following material contractual obligations (in addition to employment and consulting agreements with management and employees):

During 2008 the Company commenced actively pursuing the opportunity presented by environmental retrofit and remediation of the waste streams of existing CAFOs which effort has met with very limited success to date. The first commercial activity in this area is represented by our agreement with Kreider Farms ("KF"), pursuant to which the Kreider 1 system to treat KF's dairy waste streams to reduce nutrient releases to the environment while generating marketable nutrient credits and renewable energy was designed, constructed and entered full-scale operation during 2011. On January 26, 2009 the Board of the Pennsylvania Infrastructure Investment Authority ("Pennvest") approved a $7.75 million loan to Bion PA 1, LLC ("PA1"), a wholly-owned subsidiary of the Company, for the initial Kreider Farms project ("Kreider 1 System"). After substantial unanticipated delays, on August 12, 2010 PA1 received a permit for construction of the Kreider 1 system. Construction activities commenced during November 2010. The closing/settlement of the Pennvest Loan took place on November 3, 2010. PA1 finished the construction of the Kreider 1 System and entered a period of system 'operational shakedown' during May 2011. The Kreider 1System reached full, stabilized operation by the end of the 2012 fiscal year. During 2011 the PADEP re-certified the nutrient credits for this project. The PADEP issued final permits for the Kreider 1 System (including the credit verification plan) on August 1, 2012 on which date the Company deemed that the Kreider System was 'placed in service'. As a result, PA1 commenced generating nutrient reduction credits for potential sale while continuing to utilize the Kreider 1 system to test improvements and add-ons. However, to date liquidity in the Pennsylvania nutrient credit market has been slow to develop significant breadth and depth, which limited liquidity/depth has negatively impacted Bion's business plans and has resulted in challenges to monetizing the nutrient reductions created by PA1's existing Kreider 1 project and Bion's other proposed projects. These difficulties have prevented PA1 from generating any material revenues from the Kreider 1 project to date and raise significant questions as to when, if ever, PA1 will be able to generate such revenues from the Kreider 1 system. PA1 has had sporadic discussions/negotiations with Pennvest related to forbearance and/or re-structuring its obligations pursuant to the Pennvest Loan for more than 7 years. In the context of such discussions/negotiations, PA1 elected not to make interest payments to Pennvest on the Pennvest Loan since January 2013. Additionally, the Company has not made any principal payments, which were to begin in fiscal 2013, and, therefore, the Company has classified the Pennvest Loan as a current liability as of March 31, 2021. Due to the failure of the PA nutrient reduction credit market to develop, the Company determined that the carrying amount of the property and equipment related to the Kreider 1 project exceeded its estimated future undiscounted cash flows based on certain assumptions regarding timing, level and probability of revenues from sales of nutrient reduction credits and, therefore, PA1 and the Company recorded impairments related to the value of the Kreider 1 assets of $1,750,000 and $2,000,000 at June 30, 2015 and June 30, 2014, respectively. During the 2016 fiscal year, PA1 and the Company recorded an impairment of $1,684,562 to the value of the Kreider 1 assets which reduced the value on the Company's books to zero. This impairment reflects management's judgment that the salvage value of the Kreider 1 assets roughly equals PA1's contractual obligations related to the Kreider 1 system, including expenses related to decommissioning of the Kreider 1 system, costs associated with needed capital upgrade expenses, and re-certification/ permitting amendments.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 7 years. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the current fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company expects to have additional communication with Pennvest on this matter during the current quarter. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our next fiscal year. However, the manner and means of such equipment sale has not been agreed upon as of this date. It remains possible that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations at the Kreider 1 dairy) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

During August 2012, the Company provided Pennvest (and the PADEP) with data demonstrating that the Kreider 1 system met the 'technology guaranty' standards which were incorporated in the Pennvest financing documents and, as a result, the Pennvest Loan is now solely an obligation of PA1.

The Company is currently maintaining the Kreider 1 System equipment in a limited manner pending sale by Pennvest and/or its potential inclusion within the Kreider 2 Project discussed above.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 25, 2014, Pennvest exercised its right to declare the Pennvest Loan in default and accelerated the Pennvest Loan and demanded that PA1 pay $8,137,117 (principal, interest plus late charges) on or before October 24, 2014. PA1 did not make the payment and does not have the resources to make the payments demanded by Pennvest. PA1 commenced discussions and negotiations with Pennvest concerning this matter but Pennvest rejected PA1’s proposal made during the fall of 2014. No formal proposals are presently under consideration and only sporadic communication has taken place regarding the matters involved over the last 7 years. PA1 provides Pennvest with its financial statements (which include a description of system status) annually. During the current fiscal year, Pennvest’s auditors requested a ‘corrective action plan’ and PA1 informed Pennvest that “… there is no viable corrective action plan for the Pennvest Loan (‘Loan’). The facility funded by the Loan has been shut down for many years (which has been disclosed in the annual financial reports to Pennvest and in public filings by the parent of Bion PA 1, LLC) and the technology utilized in the facility is now obsolete. The facility has not been commercially operated for approximately six years and has generated zero income. We recommend that Pennvest take appropriate steps to remove and sell the equipment.” Pennvest recently responded favorably to the approach of selling the equipment but no actions have yet taken place. The Company expects to have additional communication with Pennvest on this matter during the current quarter. It is not possible at this date to predict the final outcome of this matter, but the Company believes it is likely that that the equipment will be sold with the proceeds delivered to Pennvest during our next fiscal year. However, the manner and means of such equipment sale has not been agreed upon as of this date. It remains possible that a loan modification agreement (coupled with an agreement regarding a technology update and re-start of full operations at the Kreider 1 dairy) may be reached in the future in the context of the development of the Kreider 2 poultry Project if/when a more robust market for nutrient reductions develops in Pennsylvania, of which there is no assurance. PA1 will evaluate the appropriate manner to resolve/wrap-up its business over the balance of this calendar year.

The Company currently is not involved in any other material litigation.

Item 1A.  Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March  31, 2021, the Company sold the following restricted securities: a) 2,980,000 units at $0.50 per unit consisting of one share of the Company’s restricted common stock and one warrant to purchase one share of the Company’s restricted common stock at $0.75 until December 31, 2021 and received gross proceeds of $1,490,000 and net proceeds of $1,360,700, b) 300,000 shares at $1.00 per share and received gross proceeds of $300,000 and c) 230,716 shares issued pursuant to our 2006 Consolidated Incentive Plan (“Plan”) upon the conversion of debt and d) 5,000 warrants were exercised at $0.75 per warrant and the Company received gross proceeds of  $3,750. In addition, the Company issued 260,000 Commission Warrants at $0.75 until 12/31/2022.  In all of these transactions the Company relied on the exemptions in Section 4(2) of the Securities Act of 1933, as amended, and/or under Rule 506 of Regulation D under the Securities Act of 1933, as amended. See Notes to Financial Statements (included herein) for additional details.

The proceeds were utilized for general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
10.1	Bion’s Beef Opportunity (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 17, 2021)

10.2	Lamb Letter of Intent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 3, 2021)

31.1	Certification of CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of Executive Chairman, President and CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of Executive Chairman, President and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BION ENVIRONMENTAL TECHNOLOGIES, INC.

Date: May12, 2021	By:	/s/ Mark A. Smith
Mark A. Smith, President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 12, 2021	By:	/s/ Dominic Bassani
Dominic Bassani, Chief Executive Officer

